Form 10-Q
period 2022-03-31
FIFTH THIRD BANCORP
filed 2022-05-09
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
There were 686,087,463 shares of the Registrant’s common stock, without par value, outstanding as of April 30, 2022.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS
This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements other than statements of historical fact are forward-looking statements. These statements relate to our financial condition, results of operations, plans, objectives, future performance, capital actions or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We undertake no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this document. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) effects of the global COVID-19 pandemic; (2) deteriorating credit quality; (3) loan concentration by location or industry of borrowers or collateral; (4) problems encountered by other financial institutions; (5) inadequate sources of funding or liquidity; (6) unfavorable actions of rating agencies; (7) inability to maintain or grow deposits; (8) limitations on the ability to receive dividends from subsidiaries; (9) cyber-security risks; (10) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (11) failures by third-party service providers; (12) inability to manage strategic initiatives and/or organizational changes; (13) inability to implement technology system enhancements; (14) failure of internal controls and other risk management systems; (15) losses related to fraud, theft, misappropriation or violence; (16) inability to attract and retain skilled personnel; (17) adverse impacts of government regulation; (18) governmental or regulatory changes or other actions; (19) failures to meet applicable capital requirements; (20) regulatory objections to Fifth Third’s capital plan; (21) regulation of Fifth Third’s derivatives activities; (22) deposit insurance premiums; (23) assessments for the orderly liquidation fund; (24) replacement of LIBOR; (25) weakness in the national or local economies; (26) global political and economic uncertainty or negative actions; (27) changes in interest rates; (28) changes and trends in capital markets; (29) fluctuation of Fifth Third’s stock price; (30) volatility in mortgage banking revenue; (31) litigation, investigations, and enforcement proceedings by governmental authorities; (32) breaches of contractual covenants, representations and warranties; (33) competition and changes in the financial services industry; (34) changing retail distribution strategies, customer preferences and behavior; (35) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (36) potential dilution from future acquisitions; (37) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (38) results of investments or acquired entities; (39) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (40) inaccuracies or other failures from the use of models; (41) effects of critical accounting policies and judgments or the use of inaccurate estimates; (42) weather-related events, other natural disasters, or health emergencies (including pandemics); (43) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity; (44) changes in law or requirements imposed by Fifth Third’s regulators impacting our capital actions, including dividend payments and stock repurchases; and (45) Fifth Third’s ability to meet its sustainability targets, goals and commitments. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as may be required by law, and we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The information contained herein is intended to be reviewed in its totality, and any stipulations, conditions or provisos that apply to a given piece of information in one part of this report should be read as applying mutatis mutandis to every other instance of such information appearing herein.

PART I. FINANCIAL INFORMATION
Glossary of Abbreviations and Acronyms
Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements.

ACL: Allowance for Credit Losses	GDP: Gross Domestic Product
AFS: Available-For-Sale	GNMA: Government National Mortgage Association
ALCO: Asset Liability Management Committee	GSE: United States Government Sponsored Enterprise
ALLL: Allowance for Loan and Lease Losses	HTM: Held-To-Maturity
AOCI: Accumulated Other Comprehensive Income (Loss)	IPO: Initial Public Offering
APR: Annual Percentage Rate	IRC: Internal Revenue Code
ARM: Adjustable Rate Mortgage	IRLC: Interest Rate Lock Commitment
ASC: Accounting Standards Codification	ISDA: International Swaps and Derivatives Association, Inc.
ASU: Accounting Standards Update	LIBOR: London Interbank Offered Rate
ATM: Automated Teller Machine	LIHTC: Low-Income Housing Tax Credit
BHC: Bank Holding Company	LLC: Limited Liability Company
BOLI: Bank Owned Life Insurance	LTV: Loan-to-Value Ratio
bps: Basis Points	MD&A: Management’s Discussion and Analysis of Financial
CD: Certificate of Deposit	Condition and Results of Operations
CDC: Fifth Third Community Development Corporation	MSR: Mortgage Servicing Right
CECL: Current Expected Credit Loss	N/A: Not Applicable
CET1: Common Equity Tier 1	NII: Net Interest Income
CFPB: United States Consumer Financial Protection Bureau	NM: Not Meaningful
C&I: Commercial and Industrial	OAS: Option-Adjusted Spread
DCF: Discounted Cash Flow	OCC: Office of the Comptroller of the Currency
DTCC: Depository Trust & Clearing Corporation	OCI: Other Comprehensive Income (Loss)
DTI: Debt-to-Income Ratio	OREO: Other Real Estate Owned
ERM: Enterprise Risk Management	PPP: Paycheck Protection Program
ERMC: Enterprise Risk Management Committee	ROU: Right-of-Use
EVE: Economic Value of Equity	SBA: Small Business Administration
FASB: Financial Accounting Standards Board	SEC: United States Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	SOFR: Secured Overnight Financing Rate
FHA: Federal Housing Administration	TBA: To Be Announced
FHLB: Federal Home Loan Bank	TDR: Troubled Debt Restructuring
FHLMC: Federal Home Loan Mortgage Corporation	TILA: Truth in Lending Act
FICO: Fair Isaac Corporation (credit rating)	U.S.: United States of America
FINRA: Financial Industry Regulatory Authority	USD: United States Dollar
FNMA: Federal National Mortgage Association	U.S. GAAP: United States Generally Accepted Accounting
FOMC: Federal Open Market Committee	Principles
FRB: Federal Reserve Bank	VA: United States Department of Veterans Affairs
FTE: Fully Taxable Equivalent	VIE: Variable Interest Entity
FTP: Funds Transfer Pricing	VRDN: Variable Rate Demand Note
FTS: Fifth Third Securities, Inc.

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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2022, the Bancorp had $211 billion in assets and operated 1,079 full-service banking centers and 2,201 Fifth Third branded ATMs in eleven states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, refer to the Glossary of Abbreviations and Acronyms in this report for a list of terms included as a tool for the reader of this Quarterly Report on Form 10-Q. The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2022, net interest income on an FTE basis and noninterest income provided 64% and 36% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three months ended March 31, 2022. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from service charges on deposits, wealth and asset management revenue, commercial banking revenue, card and processing revenue, leasing business revenue, mortgage banking net revenue, other noninterest income and net securities gains or losses. Noninterest expense includes compensation and benefits, technology and communications, net occupancy expense, equipment expense, leasing business expense, marketing expense, card and processing expense and other noninterest expense.

COVID-19 Global Pandemic
The COVID-19 pandemic created significant economic uncertainty and financial disruptions during the years ended December 31, 2021 and 2020, and this uncertainty has continued into 2022. Government and public responses to the COVID-19 pandemic, including temporary closures of businesses and the implementation of social distancing protocols, caused reductions and instability in economic activity that resulted in increased unemployment levels in certain industries and volatility in the financial markets. Markets continue to remain volatile as a result of the pandemic and its evolving impacts, including inflationary concerns as well as stresses in labor markets and supply chains. During the years ended December 31, 2021 and 2020, low interest rates, reduced economic activity and market volatility had the most immediate negative impacts on the Bancorp’s performance. The Bancorp is unable to estimate the extent of the impact that these factors have had on its operating results since the pandemic began and these factors may adversely impact its future operating results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although the increased availability of COVID-19 vaccinations began to mitigate the public health effects of the pandemic, there has been a rise of certain variants of COVID-19 and slowing progress on vaccination rates. The recovery from the related economic crisis disproportionately affected certain industries, geographies and demographics more than others, and when combined with the unprecedented nature of the government response to the pandemic, it becomes difficult to predict the extent to which the pandemic will continue to adversely impact the Bancorp and its customers. Furthermore, resurgence risk remains as new virus variants are identified. The Bancorp continues to closely monitor the pandemic and its effects on customers, employees, communities and markets. For further discussion on current economic conditions, refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

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

On March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) into law. The LIBOR Act offers a federal solution for transitioning legacy instruments that lack sufficient provisions addressing LIBOR’s cessation by outlining a uniform process to govern the transition from LIBOR to a replacement rate. The LIBOR Act also establishes a safe harbor for lenders, shielding lenders from litigation as a result of their choice of a replacement rate (such as SOFR) per Federal Reserve Board recommendations. The Federal Reserve Board is required to promulgate regulations carrying out the terms of the LIBOR Act not later than 180 days following its enactment.

The Bancorp’s LIBOR transition plan is organized around key work streams, including continued engagement with central banks and industry working groups and regulators, active client engagement, comprehensive review of legacy documentation, internal operational and technological readiness, and risk management, among other things, to facilitate the transition to alternative reference rates.

Although the full impact of LIBOR reforms and actions remains unclear, the Bancorp has discontinued entering into new LIBOR-based contracts in accordance with regulatory guidance, except for permissible limited use as part of hedging and risk management programs. During the fourth quarter of 2021, the Bancorp expanded its offering of alternative reference rate products, including SOFR. In addition, the Bancorp is continuing its transition of existing LIBOR-based exposures to an appropriate alternative reference rate on or before June 30, 2023. As of March 31, 2022, the Bancorp had substantial exposure to LIBOR-based products throughout several of its lines of business. These exposures included derivative contracts with a total notional value of approximately $103 billion, loans outstanding of approximately $47 billion, preferred stock of approximately $1.4 billion and long-term debt of approximately $237 million. The Bancorp currently estimates that approximately 20% of the existing exposures will mature before June 30, 2023. For the contracts that will not mature prior to June 30, 2023, an additional portion of these contracts is subject to contractual terms specifying alternative reference rates (“fallback provisions”) that would become effective upon cessation of LIBOR’s publication. Existing exposures without fallback provisions are expected to be amended prior to June 30, 2023 to include such terms or transition to an alternative reference rate.

For a further discussion of the various risks the Bancorp faces in connection with the replacement of LIBOR on its operations, see “Risk Factors—Market Risks—The replacement of LIBOR could adversely affect Fifth Third’s revenue or expenses and the value of those assets or obligations.” in Item 1A. Risk Factors of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following are some of the key indicators used by management to assess the Bancorp’s business performance, including those which are considered in the Bancorp’s compensation programs:

•CET1 Capital Ratio: CET1 capital divided by risk-weighted assets as defined by the Basel III standardized approach to risk-weighting of assets
•Return on Average Tangible Common Equity (non-GAAP): Tangible net income available to common shareholders divided by average tangible common equity
•Net Interest Margin (non-GAAP): Net interest income on an FTE basis divided by average interest-earning assets
•Efficiency Ratio (non-GAAP): Noninterest expense divided by the sum of net interest income on an FTE basis and noninterest income
•Earnings Per Share, Diluted: Net income allocated to common shareholders divided by average common shares outstanding after the effect of dilutive stock-based awards
•Nonperforming Portfolio Assets Ratio: Nonperforming portfolio assets divided by portfolio loans and leases and OREO
•Net Charge-off Ratio: Net losses charged-off divided by average portfolio loans and leases
•Return on Average Assets: Net income divided by average assets
•Loan-to-Deposit Ratio: Total loans divided by total deposits
•Household Growth: Change in the number of consumer households with retail relationship-based checking accounts

The list of indicators above is intended to summarize some of the most important metrics utilized by management in evaluating the Bancorp’s performance and does not represent an all-inclusive list of all performance measures that may be considered relevant or important to management or investors.

TABLE 1: Earnings Summary
	For the three months ended March 31,		%
($ in millions, except for per share data)	2022	2021	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,195	1,176	2
Net interest income (FTE)(a)(b)	1,198	1,179	2
Noninterest income	684	749	(9)
Total revenue (FTE)(a)(b)	1,882	1,928	(2)
Provision for (benefit from) credit losses	45	(173)	NM
Noninterest expense	1,222	1,215	1
Net income	494	694	(29)
Net income available to common shareholders	474	674	(30)
Common Share Data
Earnings per share - basic	$0.69	0.94	(27)
Earnings per share - diluted	0.68	0.93	(27)
Cash dividends declared per common share	0.30	0.27	11
Book value per share	26.33	28.78	(9)
Market value per share	43.04	37.45	15
Financial Ratios
Return on average assets	0.96%	1.38	(30)
Return on average common equity	10.0	13.1	(24)
Return on average tangible common equity(b)	13.4	16.8	(20)
Dividend payout	43.5	28.7	52
(a)Amounts presented on an FTE basis. The FTE adjustments were $3 for both the three months ended March 31, 2022 and 2021.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
The Bancorp’s net income available to common shareholders for the first quarter of 2022 was $474 million, or $0.68 per diluted share, which was net of $20 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the first quarter of 2021 was $674 million, or $0.93 per diluted share, which was net of $20 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.2 billion for the three months ended March 31, 2022, an increase of $19 million compared to the same period in the prior year. Net interest income benefited from an increase in average interest-earning assets, primarily due to increases in average taxable securities, average indirect secured consumer loans and average commercial and industrial loans for the three months ended March 31, 2022. Net interest income also benefited from a decrease in average long-term debt for the three months ended

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
March 31, 2022 compared to the same period in the prior year. These benefits were partially offset by the impact of lower market rates, resulting in a decrease in yields on average loans and leases primarily driven by decreases in yields on average commercial and industrial loans, average indirect secured consumer loans and average residential mortgage loans. Interest income recognized from PPP loans decreased to $20 million for the three months ended March 31, 2022 compared to $53 million for the same period in the prior year. Net interest margin on an FTE basis (non-GAAP) was 2.59% for the three months ended March 31, 2022 compared to 2.62% for the comparable period in the prior year.

The provision for credit losses was $45 million for the three months ended March 31, 2022 compared to a benefit from credit losses of $173 million during the same period in the prior year. The increase in provision expense for the three months ended March 31, 2022 was primarily driven by factors that caused an increase in the ACL from December 31, 2021 including higher end-of-period commercial and consumer loan balances, partially offset by improvements in commercial credit quality. Net losses charged off as a percent of average portfolio loans and leases were 0.12% and 0.27% for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.49% compared to 0.47% at December 31, 2021. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income decreased $65 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to decreases in mortgage banking net revenue, leasing business revenue and commercial banking revenue, partially offset by increases in other noninterest income, service charges on deposits and wealth and asset management revenue.

Noninterest expense increased $7 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to increases in technology and communications expense, other noninterest expense and compensation and benefits, partially offset by a decrease in card and processing expense.

For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of March 31, 2022. As of March 31, 2022, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 9.31%;
•Tier 1 risk-based capital ratio: 10.63%;
•Total risk-based capital ratio: 12.93%;
•Leverage ratio: 8.32%.

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

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended March 31,
($ in millions)	2022	2021
Net interest income (U.S. GAAP)	$1,195	1,176
Add: FTE adjustment	3	3
Net interest income on an FTE basis (1)	$1,198	1,179
Net interest income on an FTE basis (annualized) (2)	4,859	4,782

Interest income (U.S. GAAP)	$1,289	1,302
Add: FTE adjustment	3	3
Interest income on an FTE basis	$1,292	1,305
Interest income on an FTE basis (annualized) (3)	5,240	5,293

Interest expense (annualized) (4)	$381	511
Noninterest income (5)	684	749
Noninterest expense (6)	1,222	1,215
Average interest-earning assets (7)	187,894	182,715
Average interest-bearing liabilities (8)	116,764	116,684

Ratios:
Net interest margin on an FTE basis (2) / (7)	2.59%	2.62
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.46	2.46
Efficiency ratio on an FTE basis (6) / ((1) + (5))	64.9	63.0
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

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended March 31,
($ in millions)	2022	2021
Net income available to common shareholders (U.S. GAAP)	$474	674
Add: Intangible amortization, net of tax	9	9
Tangible net income available to common shareholders	$483	683
Tangible net income available to common shareholders (annualized) (1)	1,959	2,770

Average Bancorp shareholders’ equity (U.S. GAAP)	$21,402	22,952
Less: Average preferred stock	2,116	2,116
Average goodwill	4,514	4,259
Average intangible assets	150	133
Average tangible common equity (2)	$14,622	16,444

Return on average tangible common equity (1) / (2)	13.4%	16.8

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	March 31, 2022	December 31, 2021
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$20,177	22,210
Less: Preferred stock	2,116	2,116
Goodwill	4,514	4,514
Intangible assets	145	156
AOCI	(1,096)	1,207
Tangible common equity, excluding AOCI (1)	$14,498	14,217
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$16,614	16,333

Total Assets (U.S. GAAP)	$211,459	211,116
Less: Goodwill	4,514	4,514
Intangible assets	145	156
AOCI, before tax	(1,387)	1,528
Tangible assets, excluding AOCI (3)	$208,187	204,918

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	7.98%	7.97
Tangible common equity as a percentage of tangible assets (1) / (3)	6.96	6.94

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standard applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the valuation techniques or models during the three months ended March 31, 2022.

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

Table 5 presents the components of net interest income, net interest margin and net interest rate spread for the three months ended March 31, 2022 and 2021, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.2 billion for the three months ended March 31, 2022, an increase of $19 million compared to the same period in the prior year. Net interest income benefited from an increase in average interest-earning assets, primarily due to increases in average taxable securities, average indirect secured consumer loans and average commercial and industrial loans of $5.6 billion, $3.2 billion and $2.8 billion, respectively, for the three months ended March 31, 2022 compared to the same period in the prior year. Net interest income also benefited from a decrease in average long-term debt of $3.7 billion for the three months ended March 31, 2022 compared to the same period in the prior year. These benefits were partially offset by the impact of lower market rates as compared to the three months ended March 31, 2021. Yields on total average loans and leases decreased 27 bps from the three months ended March 31, 2021 primarily as a result of decreases in yields on average commercial and industrial loans, average indirect secured consumer loans and average residential mortgage loans of 31 bps, 50 bps and 19 bps, respectively. Interest income recognized from PPP loans decreased to $20 million for the three months ended March 31, 2022 compared to $53 million for the same period in the prior year.

Net interest rate spread on an FTE basis (non-GAAP) was 2.46% during both the three months ended March 31, 2022 and 2021. Yields on average interest-earning assets decreased 11 bps, offset by a decrease in rates paid on average interest-bearing liabilities of 11 bps for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Net interest margin on an FTE basis (non-GAAP) was 2.59% for the three months ended March 31, 2022 compared to 2.62% for the comparable period in the prior year. Net interest margin for the three months ended March 31, 2022 was negatively impacted by the aforementioned impacts of lower market rates on loans and leases, partially offset by an increase in the rate earned on excess reserves included in other short-term investments for the three months ended March 31, 2022 compared to the same period in the prior year. Net interest margin results are expected to increase as rates rise and short-term investments continue to be reallocated into assets with longer durations.

Interest income on an FTE basis (non-GAAP) from loans and leases decreased $47 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily driven by lower income from PPP loans and the previously mentioned impacts of lower market rates, partially offset by the previously mentioned increases in average indirect secured consumer loans and average commercial and industrial loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments increased $34 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the previously mentioned increase in average taxable securities, partially offset by a decrease in yields on taxable securities.

Interest expense on core deposits decreased $7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a decrease in the cost of average interest-bearing core deposits to 4 bps for the three months ended March 31, 2022 from 7 bps for the three months ended March 31, 2021. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding decreased $25 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a decrease in the average balance of long-term debt partially offset by an increase in the rates paid on average long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three months ended March 31, 2022, average wholesale funding represented 11% of average interest-bearing liabilities, compared to 15% for the three months ended March 31, 2021. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	March 31, 2022			March 31, 2021			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$52,562	427	3.29%	$49,715	441	3.60%	$25	(39)	(14)
Commercial mortgage loans	10,529	78	3.00	10,534	80	3.06	—	(2)	(2)
Commercial construction loans	5,371	44	3.29	6,039	48	3.20	(5)	1	(4)
Commercial leases	2,943	21	2.85	3,130	24	3.17	(1)	(2)	(3)
Total commercial loans and leases	$71,405	570	3.23	$69,418	593	3.46	$19	(42)	(23)
Residential mortgage loans	20,179	158	3.17	20,444	170	3.36	(2)	(10)	(12)
Home equity	4,010	35	3.52	5,009	44	3.58	(8)	(1)	(9)
Indirect secured consumer loans	17,136	130	3.08	13,955	123	3.58	26	(19)	7
Credit card	1,691	51	12.31	1,879	57	12.36	(6)	—	(6)
Other consumer loans	2,741	41	6.08	2,996	45	6.12	(4)	—	(4)
Total consumer loans	$45,757	415	3.68	$44,283	439	4.02	$6	(30)	(24)
Total loans and leases	$117,162	985	3.41%	$113,701	1,032	3.68%	$25	(72)	(47)
Securities:
Taxable	41,412	289	2.84	35,764	262	2.97	39	(12)	27
Exempt from income taxes(b)	1,010	6	2.40	533	3	2.26	3	—	3
Other short-term investments	28,310	12	0.18	32,717	8	0.10	(1)	5	4
Total interest-earning assets	$187,894	1,292	2.79%	$182,715	1,305	2.90%	$66	(79)	(13)
Cash and due from banks	2,962			2,991
Other assets	20,186			20,580
Allowance for loan and lease losses	(1,892)			(2,450)
Total assets	$209,150			$203,836
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$48,659	6	0.05%	$45,568	7	0.07%	$1	(2)	(1)
Savings deposits	22,772	1	0.02	18,951	1	0.03	—	—	—
Money market deposits	30,263	2	0.03	30,601	4	0.05	—	(2)	(2)
Foreign office deposits	126	—	0.04	128	—	0.05	—	—	—
CDs $250,000 or less	2,376	1	0.12	3,828	5	0.50	(1)	(3)	(4)
Total interest-bearing core deposits	$104,196	10	0.04	$99,076	17	0.07	$—	(7)	(7)
CDs over $250,000	254	1	0.85	1,226	4	1.31	(2)	(1)	(3)
Federal funds purchased	259	—	0.15	324	—	0.13	—	—	—
Securities sold under repurchase agreements	491	—	0.01	663	—	0.04	—	—	—
Derivative collateral and other secured borrowings	399	—	0.31	546	1	0.48	(1)	—	(1)
Long-term debt	11,165	83	3.02	14,849	104	2.83	(27)	6	(21)
Total interest-bearing liabilities	$116,764	94	0.33%	$116,684	126	0.44%	$(30)	(2)	(32)
Demand deposits	64,212			58,586
Other liabilities	6,772			5,614
Total liabilities	$187,748			$180,884
Total equity	$21,402			$22,952
Total liabilities and equity	$209,150			$203,836
Net interest income (FTE)(c)		$1,198			$1,179		$96	(77)	19
Net interest margin (FTE)(c)			2.59%			2.62%
Net interest rate spread (FTE)(c)			2.46			2.46
Interest-bearing liabilities to interest-earning assets			62.14			63.86
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $3 for both the three months ended March 31, 2022 and 2021.
(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Provision for Credit Losses
The Bancorp provides, as an expense, an amount for expected credit losses within the loan and lease portfolio and the portfolio of unfunded commitments and letters of credit that is based on factors previously discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021. The provision is recorded to bring the ALLL and reserve for unfunded commitments to a level deemed appropriate by the Bancorp to cover losses expected in the portfolios. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Condensed Consolidated Balance Sheets are referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for credit losses was $45 million for the three months ended March 31, 2022 compared to a benefit from credit losses of $173 million during the same period in the prior year. The increase in provision expense for the three months ended March 31, 2022 was primarily driven by factors that caused an increase in the ACL from December 31, 2021 including higher end-of-period commercial and consumer loan balances, partially offset by improvements in commercial credit quality. The benefit from credit losses in the three months ended March 31, 2021 was driven by decreases in the ACL in response to improved economic forecasts, improved credit quality and changes in product mix.

The ALLL was $1.9 billion at both March 31, 2022 and December 31, 2021. At March 31, 2022, the ALLL as a percent of portfolio loans and leases decreased to 1.65%, compared to 1.69% at December 31, 2021. The reserve for unfunded commitments decreased $5 million from December 31, 2021 to $177 million at March 31, 2022. The ACL as a percent of portfolio loans and leases decreased to 1.80% at March 31, 2022, compared to 1.85% at December 31, 2021. The decrease in the ACL as a percent of portfolio loans and leases was primarily attributable to improvements in commercial credit quality, partially offset by deterioration in economic forecasts, primarily reflecting the impacts from escalating geopolitical tensions, higher inflation and rising interest rates.

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

Noninterest Income
Noninterest income decreased $65 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

The following table presents the components of noninterest income:

TABLE 6: Components of Noninterest Income
	For the three months ended March 31,
($ in millions)	2022	2021	% Change
Service charges on deposits	$152	144	6
Wealth and asset management revenue	149	143	4
Commercial banking revenue	135	153	(12)
Card and processing revenue	97	94	3
Leasing business revenue	62	87	(29)
Mortgage banking net revenue	52	85	(39)
Other noninterest income	52	42	24
Securities (losses) gains, net	(14)	3	NM
Securities losses, net – non-qualifying hedges on mortgage servicing rights	(1)	(2)	(50)
Total noninterest income	$684	749	(9)

Service charges on deposits
Service charges on deposits increased $8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in commercial treasury management fees.

Wealth and asset management revenue
Wealth and asset management revenue increased $6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily driven by increases in private client service fees and broker income, partially offset by a decrease in institutional fees. The Bancorp’s trust and registered investment advisory businesses had approximately $549 billion and $464 billion in total assets under care as of March 31, 2022 and 2021, respectively, and managed $61 billion and $58 billion in assets for individuals, corporations and not-for-profit organizations as of March 31, 2022 and 2021, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Commercial banking revenue
Commercial banking revenue decreased $18 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily driven by decreases in debt capital markets revenue, partially offset by an increase in contract revenue from commercial customer derivatives.

Card and processing revenue
Card and processing revenue increased $3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in credit card interchange, partially offset by increased reward costs. The increases in credit card interchange and reward costs were driven by an increase in consumer and business card spend volumes.

Leasing business revenue
Leasing business revenue decreased $25 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a decrease in lease syndication fees, partially offset by an increase in lease remarketing fees.

Mortgage banking net revenue
Mortgage banking net revenue decreased $33 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

The following table presents the components of mortgage banking net revenue:

TABLE 7: Components of Mortgage Banking Net Revenue
	For the three months ended March 31,
($ in millions)	2022	2021
Origination fees and gains on loan sales	$25	89
Net mortgage servicing revenue:
Gross mortgage servicing fees	71	59
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(44)	(63)
Net mortgage servicing revenue	27	(4)
Total mortgage banking net revenue	$52	85

Origination fees and gains on loan sales decreased $64 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily driven by decreases in gain on sale margins and lower volume. Residential mortgage loan originations decreased to $3.5 billion for the three months ended March 31, 2022 from $4.7 billion for the three months ended March 31, 2021.

Net mortgage servicing revenue increased $31 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a decrease in net negative valuation adjustments and an increase in gross mortgage servicing fees. Refer to Table 8 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy.

TABLE 8: Components of Net Valuation Adjustments on MSRs
	For the three months ended March 31,
($ in millions)	2022	2021
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(181)	(134)
Changes in fair value:
Due to changes in inputs or assumptions(a)	190	152
Other changes in fair value(b)	(53)	(81)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(44)	(63)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

For the three months ended March 31, 2022 and 2021, the Bancorp recognized income of $137 million and $71 million, respectively, in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The valuation adjustments on the MSR portfolio included increases of $190 million and $152 million for the three months ended March 31, 2022 and 2021, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. Mortgage rates increased during the three months ended March 31, 2022, which resulted in a reduction to modeled prepayment speeds and a widening of the spread between mortgage rates and swap rates. There was also an increase in the modeled OAS assumptions for the three months ended March 31, 2022. The fair value of the MSR portfolio decreased $53 million and $81 million as a result of contractual principal payments and actual prepayment activity for the three months ended March 31, 2022 and 2021, respectively.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net losses of $1 million and $2 million during the three months ended March 31, 2022 and 2021, respectively, recorded in securities losses, net – non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced as of March 31, 2022 and 2021 were $114.5 billion and $86.7 billion, respectively, with $97.7 billion and $65.9 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income
The following table presents the components of other noninterest income:

TABLE 9: Components of Other Noninterest Income
	For the three months ended March 31,
($ in millions)	2022	2021
BOLI income	$16	16
Cardholder fees	13	12
Equity method investment income	8	7
Banking center income	5	5
Consumer loan fees	4	4
Insurance income	2	1
Private equity investment income (loss)	1	(1)
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(11)	(13)
Other, net	14	11
Total other noninterest income	$52	42
Noninterest Expense
Noninterest expense increased $7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

The following table presents the components of noninterest expense:

TABLE 10: Components of Noninterest Expense
	For the three months ended March 31,
($ in millions)	2022	2021	% Change
Compensation and benefits	$711	706	1
Technology and communications	101	93	9
Net occupancy expense	77	79	(3)
Equipment expense	36	34	6
Leasing business expense	32	35	(9)
Marketing expense	24	23	4
Card and processing expense	19	30	(37)
Other noninterest expense	222	215	3
Total noninterest expense	$1,222	1,215	1
Efficiency ratio on an FTE basis(a)	64.9%	63.0
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense increased $5 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by the impact of a special broad-based compensation bonus granted in the first quarter of 2022, partially offset by a decrease in non-qualified deferred compensation expense. Full-time equivalent employees totaled 19,247 at March 31, 2022 compared to 19,819 at March 31, 2021.

Technology and communications expense increased $8 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by increased investment in strategic initiatives and technology. Card and processing expense decreased $11

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to contract renegotiations with a third-party vendor.

The following table presents the components of other noninterest expense:

TABLE 11: Components of Other Noninterest Expense
	For the three months ended March 31,
($ in millions)	2022	2021
Loan and lease	$45	49
FDIC insurance and other taxes	31	28
Data processing	19	20
Losses and adjustments	14	7
Professional service fees	13	16
Travel	13	4
Intangible amortization	11	11
Postal and courier	10	9
Other, net	66	71
Total other noninterest expense	$222	215

Other noninterest expense increased $7 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to increases in travel expense and losses and adjustments, partially offset by a decrease in loan and lease expense.

Travel expense increased $9 million for the three months ended March 31, 2022 compared to the same period in the prior year due to the gradual cessation of travel restrictions related to the COVID-19 pandemic. Losses and adjustments increased $7 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to a smaller net benefit from changes in credit valuation adjustments on customer accommodation derivatives, partially offset by a decrease in legal settlements. Loan and lease expense decreased $4 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by lower collection costs.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 12: Applicable Income Taxes
	For the three months ended March 31,
($ in millions)	2022	2021
Income before income taxes	$612	883
Applicable income tax expense	118	189
Effective tax rate	19.2%	21.4

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments, and tax credits (and other related tax benefits), partially offset by the effect of proportional amortization of qualifying LIHTC investments and certain nondeductible expenses. The tax credits are primarily associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

The effective tax rate decreased to 19.2% for the three months ended March 31, 2022 compared to 21.4% for the same period in the prior year primarily related to an increase in excess tax benefits related to share-based compensation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
BALANCE SHEET ANALYSIS

Loans and Leases
The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 13 summarizes end of period loans and leases, including loans and leases held for sale, and Table 14 summarizes average total loans and leases, including average loans and leases held for sale.

TABLE 13: Components of Total Loans and Leases (including loans and leases held for sale)
	March 31, 2022		December 31, 2021
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans(a)	$53,931	46%	$51,666	44%
Commercial mortgage loans	10,694	9	10,329	9
Commercial construction loans	5,420	5	5,241	4
Commercial leases	2,916	2	3,053	3
Total commercial loans and leases	$72,961	62	$70,289	60
Consumer loans:
Residential mortgage loans	19,737	17	20,791	18
Home equity	3,916	3	4,084	4
Indirect secured consumer loans	17,424	15	16,783	14
Credit card	1,690	1	1,766	2
Other consumer loans	2,753	2	2,752	2
Total consumer loans	$45,520	38	$46,176	40
Total loans and leases	$118,481	100%	$116,465	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$115,865		$112,050
(a)Includes $737 million and $1.3 billion as of March 31, 2022 and December 31, 2021, respectively, related to the SBA’s Paycheck Protection Program.

Total loans and leases, including loans and leases held for sale, increased $2.0 billion from December 31, 2021. The increase from December 31, 2021 was the result of a $2.7 billion, or 4%, increase in commercial loans and leases, partially offset by a $656 million, or 1%, decrease in consumer loans.

Commercial loans and leases increased $2.7 billion from December 31, 2021 due to increases in commercial and industrial loans, commercial mortgage loans and commercial construction loans, partially offset by a decrease in commercial leases. Commercial and industrial loans increased $2.3 billion, or 4%, from December 31, 2021 primarily as a result of increased revolving line of credit utilization and stronger production, partially offset by PPP loan forgiveness and paydowns. Commercial mortgage loans increased $365 million, or 4%, from December 31, 2021 as loan originations exceeded payoffs. Commercial construction loans increased $179 million, or 3%, from December 31, 2021 as draws on existing commitments and loan originations exceeded payoffs. Commercial leases decreased $137 million, or 4%, from December 31, 2021 primarily as a result of seasonally lower production in the first quarter and a planned reduction in indirect non-relationship-based lease originations.

Consumer loans decreased $656 million from December 31, 2021 primarily due to decreases in residential mortgage loans, home equity and credit card, partially offset by an increase in indirect secured consumer loans. Residential mortgage loans decreased $1.1 billion, or 5%, from December 31, 2021 primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Home equity decreased $168 million, or 4%, from December 31, 2021 as payoffs exceeded loan originations. Credit card decreased $76 million, or 4%, from December 31, 2021 primarily due to seasonal paydowns on year-end balances. Indirect secured consumer loans increased $641 million, or 4%, from December 31, 2021 primarily driven by strong loan production. Indirect secured consumer production is expected to be lower in 2022 compared to 2021 (particularly indirect automobile lending), reflecting the Bancorp’s decision to improve returns on capital in light of current market dynamics.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 14: Components of Average Loans and Leases (including average loans and leases held for sale)
	March 31, 2022		March 31, 2021
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$52,562	45%	$49,715	44%
Commercial mortgage loans	10,529	9	10,534	9
Commercial construction loans	5,371	5	6,039	5
Commercial leases	2,943	3	3,130	3
Total commercial loans and leases	$71,405	62	$69,418	61
Consumer loans:
Residential mortgage loans	20,179	17	20,444	18
Home equity	4,010	3	5,009	4
Indirect secured consumer loans	17,136	15	13,955	12
Credit card	1,691	1	1,879	2
Other consumer loans	2,741	2	2,996	3
Total consumer loans	$45,757	38	$44,283	39
Total average loans and leases	$117,162	100%	$113,701	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$113,467		$108,956

Average loans and leases, including average loans and leases held for sale, increased $3.5 billion, or 3%, for the three months ended March 31, 2022 compared to the same period in the prior year as a result of a $2.0 billion, or 3%, increase in average commercial loans and leases and a $1.5 billion, or 3%, increase in average consumer loans.

Average commercial loans and leases increased $2.0 billion for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to an increase in average commercial and industrial loans, partially offset by decreases in average commercial construction loans and average commercial leases. Average commercial and industrial loans increased $2.8 billion, or 6%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by increased revolving line of credit utilization and stronger production, partially offset by PPP loan forgiveness and paydowns. Average commercial construction loans decreased $668 million, or 11%, for the three months ended March 31, 2022 compared to the same period in the prior year as payoffs exceeded draws on existing commitments and loan originations. Average commercial leases decreased $187 million, or 6%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average consumer loans increased $1.5 billion for the three months ended March 31, 2022 compared to the same period in the prior year due to an increase in average indirect secured consumer loans, partially offset by decreases in average home equity, average residential mortgage loans, average other consumer loans and average credit card. Average indirect secured consumer loans increased $3.2 billion, or 23%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by higher demand and other favorable market conditions, which contributed to increased loan production. Average home equity decreased $999 million, or 20%, for the three months ended March 31, 2022 compared to the same period in the prior year as payoffs exceeded loan originations. Average residential mortgage loans decreased $265 million, or 1%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to decreases in residential mortgage loans held for sale driven by a decline in mortgage originations. Average other consumer loans decreased $255 million, or 9%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily as a result of payoffs exceeding loan originations. Average credit card decreased $188 million, or 10%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to a decrease in average balances per active account.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $49.5 billion and $39.0 billion at March 31, 2022 and December 31, 2021, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 5.4 at March 31, 2022 compared to 4.8 at December 31, 2021.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At March 31, 2022, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt and other securities at both March 31, 2022 and December 31, 2021.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the three months ended March 31, 2021, the Bancorp recognized $7 million of impairment losses on its available-for-sale debt and other securities, included in securities (losses) gains, net, in the Condensed Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions that the Bancorp intended to sell prior to recovery of their amortized cost bases. The Bancorp did not consider these losses to be credit-related.

At both March 31, 2022 and December 31, 2021, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during the three months ended March 31, 2022 and 2021.

The following table summarizes the end of period components of investment securities:

TABLE 15: Components of Investment Securities
As of ($ in millions)	March 31, 2022	December 31, 2021
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$1,729	85
Obligations of states and political subdivisions securities	18	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	11,066	8,432
Agency commercial mortgage-backed securities	25,369	18,236
Non-agency commercial mortgage-backed securities	5,125	4,364
Asset-backed securities and other debt securities	6,346	5,287
Other securities(a)	518	519
Total available-for-sale debt and other securities	$50,171	36,941
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$4	6
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$6	8
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$62	84
Obligations of states and political subdivisions securities	20	32
Agency residential mortgage-backed securities	9	105
Asset-backed securities and other debt securities	233	291
Total trading debt securities	$324	512
Total equity securities (fair value)	$358	376
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities increased $13.2 billion from December 31, 2021 as a result of the deployment of excess short-term investments into longer duration assets in the investment portfolio in the first quarter of 2022.

On an amortized cost basis, available-for-sale debt and other securities were 26% and 20% of total interest-earning assets at March 31, 2022 and December 31, 2021, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 7.2 years at March 31, 2022 compared to 6.6 years at December 31, 2021. In addition, at March 31, 2022, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 2.64% compared to 2.77% at December 31, 2021.

Information presented in Table 16 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $1.3 billion at March 31, 2022 compared to net unrealized gains of $1.2 billion at December 31, 2021. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally increases when interest rates decrease or when credit spreads contract.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 16: Characteristics of Available-for-Sale Debt and Other Securities
As of March 31, 2022 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life after one year through five years	$474	465	4.0	2.04%
Average life after five years through ten years	1,255	1,223	6.1	1.99
Total	$1,729	1,688	5.6	2.00%
Obligations of states and political subdivisions securities:
Average life within one year	17	17	0.9	1.80
Average life after ten years	1	1	14.6	7.00
Total	$18	18	1.7	2.11%
Agency residential mortgage-backed securities:
Average life within one year	216	216	0.7	3.19
Average life after one year through five years	2,088	2,069	3.5	3.09
Average life after five years through ten years	8,012	7,896	7.1	2.89
Average life after ten years	750	710	12.5	2.94
Total	$11,066	10,891	6.6	2.94%
Agency commercial mortgage-backed securities:(a)
Average life within one year	264	266	0.5	3.51
Average life after one year through five years	7,051	7,035	3.3	3.15
Average life after five years through ten years	10,717	10,437	7.0	2.51
Average life after ten years	7,337	6,855	14.4	2.45
Total	$25,369	24,593	8.0	2.68%
Non-agency commercial mortgage-backed securities:
Average life within one year	83	82	0.7	3.12
Average life after one year through five years	3,309	3,281	3.0	3.17
Average life after five years through ten years	1,733	1,606	8.9	2.42
Total	$5,125	4,969	5.0	2.92%
Asset-backed securities and other debt securities:
Average life within one year	327	323	0.6	2.94
Average life after one year through five years	2,962	2,872	3.5	2.01
Average life after five years through ten years	1,199	1,168	6.3	1.75
Average life after ten years	1,858	1,792	15.3	1.58
Total	$6,346	6,155	7.3	1.88%
Other securities	518	518
Total available-for-sale debt and other securities	$50,171	48,832	7.2	2.64%
(a)Taxable-equivalent yield adjustments included in the above table are 0.06% and 0.02% for securities with an average life greater than 10 years and in total, respectively.

Other Short-Term Investments
Other short-term investments primarily include overnight interest-earning investments, including reserves held at the FRB and federal funds sold. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $20.5 billion and $34.6 billion at March 31, 2022 and December 31, 2021, respectively. The decrease of $14.1 billion from December 31, 2021 was primarily attributable to purchases of investment securities, loan growth and early redemptions under the par call options of long-term debt during the three months ended March 31, 2022.

Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 81% and 77% of the Bancorp’s average asset funding base for the three months ended March 31, 2022 and 2021, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the end of period components of deposits:

TABLE 17: Components of Deposits
	March 31, 2022		December 31, 2021
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$65,590	38%	$65,088	38%
Interest checking	48,836	29	48,870	29
Savings	23,622	14	22,227	13
Money market	29,947	18	30,263	18
Foreign office	115	—	121	—
Total transaction deposits	$168,110	99	$166,569	98
CDs $250,000 or less	2,267	1	2,486	2
Total core deposits	$170,377	100	$169,055	100
CDs over $250,000	234	—	269	—
Total deposits	$170,611	100%	$169,324	100%

Core deposits increased $1.3 billion, or 1%, from December 31, 2021 primarily due to increases in savings deposits and demand deposits, partially offset by decreases in money market deposits and CDs $250,000 or less. Savings deposits increased $1.4 billion, or 6%, from December 31, 2021 primarily as a result of consumer balance growth. Demand deposits increased $502 million, or 1%, from December 31, 2021 primarily as a result of consumer balance growth, partially offset by lower balances per commercial customer account. Money market deposits decreased $316 million, or 1%, from December 31, 2021 primarily as a result of lower balances per commercial customer account, partially offset by higher balances per consumer customer account. CDs $250,000 or less decreased $219 million, or 9%, from December 31, 2021 primarily due to lower offering rates.

The following table presents the components of average deposits for the three months ended:

TABLE 18: Components of Average Deposits
	March 31, 2022		March 31, 2021
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$64,212	38%	$58,586	37%
Interest checking	48,659	29	45,568	29
Savings	22,772	14	18,951	12
Money market	30,263	18	30,601	19
Foreign office	126	—	128	—
Total transaction deposits	$166,032	99	$153,834	97
CDs $250,000 or less	2,376	1	3,828	2
Total core deposits	$168,408	100	$157,662	99
CDs over $250,000	254	—	1,226	1
Total average deposits	$168,662	100%	$158,888	100%

On an average basis, core deposits increased $10.7 billion, or 7%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by increases in average demand deposits, average savings deposits and average interest checking deposits, partially offset by decreases in average CDs $250,000 or less and average money market deposits. Average demand deposits increased $5.6 billion, or 10%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily as a result of higher average balances per customer account as well as growth in the number of accounts. Average savings deposits increased $3.8 billion, or 20%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily as a result of higher average balances per customer account. Average interest checking deposits increased $3.1 billion, or 7%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily as a result of higher average balances per customer account. Average CDs $250,000 or less decreased $1.5 billion, or 38% primarily due to lower offering rates. Average money market deposits decreased $338 million, or 1%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily as a result of lower average balances per commercial account, partially offset by higher average balances per consumer customer account.

Average CDs over $250,000 decreased $972 million, or 79%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to maturities which were not replaced with new issuances given current market conditions and liquidity levels.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Contractual maturities
The contractual maturities of CDs as of March 31, 2022 are summarized in the following table:

TABLE 19: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$2,013
13-24 months	284
25-36 months	96
37-48 months	66
49-60 months	38
After 60 months	4
Total CDs	$2,501
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all FDIC requirements are met. All deposits that an account holder has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of March 31, 2022 and December 31, 2021, approximately $79.7 billion and $80.2 billion, respectively, of the Bancorp’s domestic deposits were uninsured, including $491 million and $468 million, respectively, of time deposits. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 11% and 14% for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes the end of period components of borrowings:

TABLE 20: Components of Borrowings
As of ($ in millions)	March 31, 2022	December 31, 2021
Federal funds purchased	$250	281
Other short-term borrowings	872	980
Long-term debt	10,815	11,821
Total borrowings	$11,937	13,082

Total borrowings decreased $1.1 billion, or 9%, from December 31, 2021 primarily due to decreases in long-term debt and other short-term borrowings. Long-term debt decreased $1.0 billion from December 31, 2021 primarily driven by the early redemptions under the par call options of $800 million of notes, $152 million of fair value adjustments associated with interest rate swaps hedging long-term debt and $52 million of paydowns on long-term debt associated with automobile loan securitizations during the three months ended March 31, 2022. For further information on a subsequent event related to long-term debt, refer to Note 22 of the Notes to the Condensed Consolidated Financial Statements. Other short-term borrowings decreased $108 million from December 31, 2021 primarily as a result of a decrease in derivative collateral driven by market fluctuations as well as a decrease in securities sold under repurchase agreements driven by a decrease in commercial customer activity. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes components of average borrowings for the three months ended:

TABLE 21: Components of Average Borrowings
($ in millions)	March 31, 2022	March 31, 2021
Federal funds purchased	$259	324
Other short-term borrowings	890	1,209
Long-term debt	11,165	14,849
Total average borrowings	$12,314	16,382

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Total average borrowings decreased $4.1 billion, or 25%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to decreases in average long-term debt and average other short-term borrowings. Average long-term debt decreased $3.7 billion for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by the early redemptions under the par call options of $4.0 billion of notes, $144 million of fair value adjustments associated with interest rate swaps hedging long-term debt and $315 million of paydowns on long-term debt associated with automobile loan securitizations since March 31, 2021. These decreases were partially offset by the issuance of $500 million of senior fixed-rate/floating-rate notes in November of 2021. Average other short-term borrowings decreased $319 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily as a result of a decrease in derivative collateral driven by market fluctuations as well as a decrease in securities sold under repurchase agreements driven by a decrease in commercial customer activity. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets decreased throughout 2021, but have increased since December 31, 2021 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also increased since December 31, 2021, due to higher interest rates and modified assumptions. Thus, net interest income for asset-generating business segments was negatively impacted by the rates charged on assets while deposit-providing business segments were positively impacted during the three months ended March 31, 2022.

The Bancorp’s methodology for allocating provision for credit losses to the business segments includes charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. Provision for credit losses attributable to loan and lease growth and changes in ALLL factors is captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of relationship depth opportunities and funding operations by accessing the capital markets as a collective unit.

The following table summarizes net income (loss) by business segment:

TABLE 22: Net Income (Loss) by Business Segment
	For the three months ended March 31,
($ in millions)	2022	2021
Income Statement Data
Commercial Banking	$318	312
Branch Banking	109	(24)
Consumer Lending	26	32
Wealth and Asset Management	29	20
General Corporate and Other	12	354
Net income	$494	694

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 23: Commercial Banking
	For the three months ended March 31,
($ in millions)	2022	2021
Income Statement Data
Net interest income (FTE)(a)	$481	367
Benefit from credit losses	(28)	(76)
Noninterest income:
Commercial banking revenue	133	151
Service charges on deposits	94	90
Leasing business revenue	62	87
Other noninterest income	38	33
Noninterest expense:
Compensation and benefits	166	156
Leasing business expense	32	35
Other noninterest expense	248	229
Income before income taxes (FTE)	390	384
Applicable income tax expense(a)(b)	72	72
Net income	$318	312
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$65,526	60,258
Demand deposits	33,430	31,532
Interest checking deposits	20,871	21,135
Savings and money market deposits	5,073	6,370
Certificates of deposit	113	100
Foreign office deposits	126	127
(a)Includes FTE adjustments of $2 for both the three months ended March 31, 2022 and 2021.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $318 million for the three months ended March 31, 2022 compared to $312 million for the same period in the prior year. The increase was primarily driven by an increase in net interest income on an FTE basis partially offset by a decrease in the benefit from credit losses as well as a decrease in noninterest income and an increase in noninterest expense.

Net interest income on an FTE basis increased $114 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by increases in FTP credit rates on demand deposits and interest checking deposits as well as an increase in average balances of commercial and industrial loans and a decrease in FTP charge rates on loans and leases. These positive impacts were partially offset by a decrease in yields on commercial loans and leases.

The benefit from credit losses was $28 million for the three months ended March 31, 2022 compared to $76 million for the three months ended March 31, 2021. The decrease in benefit for the three months ended March 31, 2022 compared to the same period in the prior year was primarily driven by the impact of the benefit of lower commercial criticized asset levels for the three months ended March 31, 2021 partially offset by a decrease in net charge-offs on commercial and industrial loans. Annualized net charge-offs as a percent of average portfolio loans and leases decreased to 3 bps for the three months ended March 31, 2022 compared to 15 bps for the same period in the prior year.

Noninterest income decreased $34 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by decreases in leasing business revenue and commercial banking revenue partially offset by increases in other noninterest income and service charges on deposits. Leasing business revenue decreased $25 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to a decrease in lease syndication fees partially offset by an increase in lease remarketing fees. Commercial banking revenue decreased $18 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to decreases in debt capital markets revenue partially offset by an increase in contract revenue from

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
commercial customer derivatives. Other noninterest income increased $5 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to an increase in private equity investment income. Service charges on deposits increased $4 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to an increase in commercial treasury management fees.

Noninterest expense increased $26 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by increases in other noninterest expense and compensation and benefits. Other noninterest expense increased $19 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to increases in losses and adjustments and travel expense. Compensation and benefits increased $10 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily as a result of increases in base compensation and employee benefits expense primarily driven by higher merit payout, retention efforts and expansion initiatives during the three months ended March 31, 2022.

Average commercial loans and leases increased $5.3 billion for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to an increase in average commercial and industrial loans partially offset by a decrease in average commercial construction loans. Average commercial and industrial loans increased for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by increased revolving line of credit utilization and stronger production. Average commercial construction loans decreased for the three months ended March 31, 2022 compared to the same period in the prior year as payoffs exceeded draws on existing commitments and loan originations.

Average deposits increased $349 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to an increase in average demand deposits partially offset by decreases in average savings and money market deposits and average interest checking deposits. Average demand deposits increased $1.9 billion for the three months ended March 31, 2022 compared to the same period in the prior year primarily as a result of higher average balances per commercial customer account as well as growth in the number of accounts. Average savings and money market deposits decreased $1.3 billion for the three months ended March 31, 2022 compared to the same period in the prior year primarily as a result of lower average balances per commercial customer account. Average interest checking deposits decreased $264 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily as a result of lower average balances per commercial customer account.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Branch Banking
Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,079 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 24: Branch Banking
	For the three months ended March 31,
($ in millions)	2022	2021
Income Statement Data
Net interest income	$430	295
Provision for credit losses	17	41
Noninterest income:
Card and processing revenue	78	77
Service charges on deposits	59	54
Wealth and asset management revenue	51	49
Other noninterest income	28	24
Noninterest expense:
Compensation and benefits	177	170
Net occupancy and equipment expense	56	57
Card and processing expense	18	30
Other noninterest expense	239	232
Income (loss) before income taxes	$139	(31)
Applicable income tax expense (benefit)	30	(7)
Net income (loss)	$109	(24)
Average Balance Sheet Data
Consumer loans	$11,914	12,083
Commercial loans, including held for sale	3,417	2,981
Demand deposits	27,681	23,958
Interest checking deposits	17,401	15,372
Savings and money market deposits	44,579	40,559
Certificates of deposit	2,622	3,893

Net income was $109 million for the three months ended March 31, 2022 compared to a net loss of $24 million for the same period in the prior year. The increase was primarily driven by an increase in net interest income as well as a decrease in the provision for credit losses and an increase in noninterest income.

Net interest income increased $135 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to increases in FTP credits on deposits as well as decreases in rates paid on deposits. These positive impacts were partially offset by decreases in yields on average commercial loans and decreases in yields and average balances for consumer loans.

Provision for credit losses decreased $24 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to decreases in net charge-offs on credit card and commercial and industrial loans as well as a decrease in commercial criticized asset levels for the three months ended March 31, 2022. Annualized net charge-offs as a percent of average portfolio loans and leases decreased to 63 bps for the three months ended March 31, 2022 compared to 111 bps for the same period in the prior year.

Noninterest income increased $12 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by increases in service charges on deposits and other noninterest income. Service charges on deposits increased $5 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by an increase in commercial treasury management fees. Other noninterest income increased $4 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by gains on the sale of OREO as well as a decrease in impairment charges for bank premises and equipment.

Noninterest expense increased $1 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by increases in compensation and benefits and other noninterest expense, partially offset by a decrease in card and processing expense. Compensation and benefits increased $7 million for the three months ended March 31, 2022 compared to the same period in the prior year

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
primarily driven by an increase in incentive compensation. Other noninterest expense increased $7 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to increases in allocated expenses primarily related to information technology support services and marketing expense partially offset by decreases in losses and adjustments and loan and lease expense. Card and processing expense decreased $12 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by contract renegotiations with a third-party vendor.

Average consumer loans decreased $169 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by decreases in average home equity as payoffs exceeded loan originations, as well as a decrease in average credit card primarily due to a decrease in average balances per active account. These decreases were partially offset by an increase in average residential mortgage loans for the three months ended March 31, 2022 primarily as a result of an increase in loan originations. Average commercial loans increased $436 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by an increase in average commercial and industrial loans.

Average deposits increased $8.5 billion for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by increases in average savings and money market deposits, average demand deposits and average interest checking deposits partially offset by a decrease in average CDs. Average savings and money market deposits increased $4.0 billion, average demand deposits increased $3.7 billion and average interest checking deposits increased $2.0 billion for the three months ended March 31, 2022 compared to the same period in the prior year primarily as a result of higher balances per customer account and decreased consumer outflows, as well as growth in the number of accounts. Average CDs decreased $1.3 billion for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to lower offering rates on certificates.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 25: Consumer Lending
	For the three months ended March 31,
($ in millions)	2022	2021
Income Statement Data
Net interest income	$131	128
Provision for credit losses	6	8
Noninterest income:
Mortgage banking net revenue	50	82
Other noninterest income	2	—
Noninterest expense:
Compensation and benefits	57	66
Other noninterest expense	87	95
Income before income taxes	$33	41
Applicable income tax expense	7	9
Net income	$26	32
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$13,962	15,475
Home equity	121	164
Indirect secured consumer loans	17,056	13,815

Net income was $26 million for the three months ended March 31, 2022 compared to $32 million for the same period in the prior year. The decrease for the three months ended March 31, 2022 compared to the same period in the prior year was primarily due to a decrease in noninterest income, partially offset by a decrease in noninterest expense as well as an increase in net interest income.

Net interest income increased $3 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by decreases in FTP charge rates on loans and leases and an increase in the average balances of indirect secured consumer loans. These increases were partially offset by decreases in yields on indirect secured consumer loans and residential mortgage loans as well as a decrease in the average balances of residential mortgage loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for credit losses decreased $2 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by decreases in net charge-offs on indirect secured consumer loans and home equity. Annualized net charge-offs as a percent of average portfolio loans and leases decreased to 9 bps for the three months ended March 31, 2022 compared to 13 bps for the three months ended March 31, 2021.

Noninterest income decreased $30 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by a decrease in mortgage banking net revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense decreased $17 million for the three months ended March 31, 2022 compared to the same period in the prior year due to decreases in compensation and benefits and other noninterest expense. Compensation and benefits decreased $9 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to decreases in incentive compensation and base compensation resulting from the decreased mortgage origination activity for the three months ended March 31, 2022. Other noninterest expense decreased $8 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by decreases in corporate overhead allocations, loan and lease expense and losses and adjustments.

Average consumer loans increased $1.7 billion for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to an increase in average indirect secured consumer loans partially offset by a decrease in average residential mortgage loans. Average indirect secured consumer loans increased $3.2 billion for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by higher demand and other favorable market conditions, which contributed to increased loan production. Average residential mortgage loans decreased $1.5 billion for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to higher runoff driven by payoffs exceeding loan originations.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 26: Wealth and Asset Management
	For the three months ended March 31,
($ in millions)	2022	2021
Income Statement Data
Net interest income	$35	21
Benefit from credit losses	—	(1)
Noninterest income:
Wealth and asset management revenue	142	136
Other noninterest income	2	2
Noninterest expense:
Compensation and benefits	60	53
Other noninterest expense	82	82
Income before income taxes	$37	25
Applicable income tax expense	8	5
Net income	$29	20
Average Balance Sheet Data
Loans and leases, including held for sale	$4,143	3,746
Deposits	13,874	11,724

Net income was $29 million for the three months ended March 31, 2022 compared to $20 million for the same period in the prior year. The increase was primarily driven by increases in net interest income and noninterest income partially offset by an increase in noninterest expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income increased $14 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by an increase in FTP credits on deposits as well as an increase in average commercial and industrial loans.

Noninterest income increased $6 million for the three months ended March 31, 2022 compared to the same period in the prior year driven by an increase in wealth and asset management revenue. Wealth and asset management revenue increased $6 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily as a result of increases in private client service fees and broker income, partially offset by a decrease in institutional fees.

Noninterest expense increased $7 million for the three months ended March 31, 2022 compared to the same period in the prior year driven by an increase in compensation and benefits. Compensation and benefits increased $7 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily as a result of an increase in incentive compensation.

Average loans and leases increased $397 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by increases in average commercial and industrial loans and average residential mortgage loans as a result of higher loan production, partially offset by a decrease in average other consumer loans.

Average deposits increased $2.2 billion for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by increases in average interest checking deposits, average savings and money market deposits and average demand deposits as a result of higher average balances per customer account.

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

Net interest income on an FTE basis decreased $247 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by an increase in FTP credits on deposits allocated to the business segments as well as a decrease in the benefit related to FTP charge rates on loans and leases allocated to the business segments. These negative impacts were partially offset by an increase in interest income on investment securities and a decrease in interest expense on long-term debt.

The provision for credit losses was $50 million for the three months ended March 31, 2022 compared to a benefit from credit losses of $145 million for the three months ended March 31, 2021. The increase in provision expense for the three months ended March 31, 2022 compared to the same period in the prior year was primarily driven by factors affecting the ACL including higher end-of-period commercial and consumer loan balances, partially offset by improvements in commercial credit quality. This increase was partially offset by the impact of allocations to the business segments.

Noninterest income decreased $18 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by an increase in securities losses as well as a decrease in private equity investment income. These negative impacts were partially offset by a decrease in the loss recognized on the swap associated with the sale of Visa, Inc. Class B shares for the three months ended March 31, 2022 compared to the same period in the prior year.

Noninterest expense decreased $9 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily driven by a decrease in compensation and benefits due to a decrease in benefits expense partially offset by an increase in incentive compensation. The decrease also included the impact of an increase in corporate overhead allocations from General Corporate and Other to the other business segments, partially offset by increases in technology and communications expense and travel expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RISK MANAGEMENT - OVERVIEW
The Risk Management sections included in Item 7 of the Bancorp’s Annual Report on Form 10-K describe the Bancorp’s Enterprise Risk Management Framework and Three Lines of Defense structure as well as key areas of risk, which include credit risk, liquidity risk, interest rate risk, price risk, legal and regulatory compliance risk, operational risk, reputation risk and strategic risk. These sections also include additional detailed information about the Bancorp’s processes related to operational risk management as well as legal and regulatory compliance risk management. The following information should be read in conjunction with the Bancorp’s Annual Report on Form 10-K.

CREDIT RISK MANAGEMENT
The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices which are described below. These practices include the use of intentional risk-based limits for single name exposures and counterparty selection criteria designed to reduce or eliminate exposure to borrowers who have higher than average default risk and defined weaknesses in financial performance. The Bancorp carefully designs and monitors underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and Credit Risk Management manages the policy and the authority delegation process directly. The Credit Risk Review function provides independent and objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the ACL is based on quarterly assessments of the estimated losses expected in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate ACL and record any necessary charge-offs. The Bancorp defines potential problem loans and leases as those rated substandard that do not meet the definition of a nonaccrual loan or a restructured loan. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions. In addition, stress testing is performed on various commercial and consumer portfolios utilizing various models. For certain portfolios, such as real estate and leveraged lending, stress testing is performed by Credit department personnel at the individual loan level during credit underwriting.

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 27: Potential Problem Portfolio Loans and Leases
As of March 31, 2022 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$1,697	1,699	2,914
Commercial mortgage loans	818	822	827
Commercial construction loans	327	327	342
Commercial leases	54	54	54
Total potential problem portfolio loans and leases	$2,896	2,902	4,137

TABLE 28: Potential Problem Portfolio Loans and Leases
As of December 31, 2021 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$1,587	1,589	2,842
Commercial mortgage loans	783	787	791
Commercial construction loans	339	339	357
Commercial leases	59	59	60
Total potential problem portfolio loans and leases	$2,768	2,774	4,050
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp utilizes internally developed models to estimate expected credit losses for portfolio loans and leases. For loans and leases that are collectively evaluated, the Bancorp utilizes these models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. Refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Bancorp’s processes for developing these models, estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit losses for individually evaluated loans.

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

Overview
The first quarter of 2022 was defined by extreme volatility in financial markets as persistent inflationary pressures led the Federal Reserve to pivot to a considerably tighter monetary policy compared to what was communicated in the fourth quarter of 2021. Federal Reserve officials grew concerned that the supply-demand imbalances in labor markets could lead to a wage-price spiral that drives inflation higher as workers demand higher wages. Geopolitics took center stage in late February when Russia invaded Ukraine. The invasion led to a surge in commodity prices that added to already elevated inflationary pressures while introducing additional downside risks for global economic growth.

Despite the volatility in financial markets, the labor market remained resilient as job growth averaged 562,000 jobs per month and the unemployment rate dropped to 3.6%. The tightening of the labor market helped support strong wage growth as average hourly earnings increased 5.6% year-over-year. With wage growth strong and people less concerned about the health issues associated with the COVID-19 pandemic, spending on travel and leisure activities was robust during the first quarter of 2022 due to pent up demand, excess savings and record high asset prices.

Robust demand, combined with labor shortages and supply chain constraints, is leading to more persistent inflationary pressures throughout the economy. The March Consumer Price Index report continued the trend of accelerating inflation as headline inflation rose to 8.5% from a year ago. This was the sixth straight month of inflation above 6% and the fastest annual increase since December 1981. With the labor market continuing to tighten, Federal Reserve officials have promised a series of rate hikes to slow consumer demand and bring inflation down. The FOMC is attempting to manage the economy to a soft landing where it slows growth and brings down inflation without causing a recession.

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

The Bancorp is closely monitoring the pace of inflation, rising interest rates, labor and supply chain impacts and the impacts of these upon commercial borrowers. The Bancorp maintains focus on disciplined client selection, adherence to underwriting policy and attention to borrower and industry concentrations.

The Bancorp provides loans to a variety of customers ranging from large multinational firms to middle market businesses, sole proprietors and high net worth individuals. The origination policies for commercial and industrial loans outline the risks and underwriting requirements for loans to businesses in various industries. Included in the policies are maturity and amortization terms, collateral and leverage

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
requirements, cash flow coverage measures and hold limits. The Bancorp aligns credit and sales teams with specific industry expertise to better monitor and manage different industry segments of the portfolio.

Certain industries have experienced increased stress due to the COVID-19 pandemic. These include consumer-driven industries that require gathering or congregation such as leisure and recreation (including casinos, restaurants, sports, fitness, hotels and other industries), non-essential retail and leisure travel (primarily including airlines and cruise lines). Certain segments of the healthcare industry (including skilled nursing, physician offices and surgery/outpatient centers, among others) have also been impacted by the pandemic given the delays and restrictions on in-person visits and elective procedures. Many affected businesses that have reopened are experiencing labor shortages, which create wide-ranging effects on several industries, including decreased hours of service and increased labor costs.

The following table presents industries impacted the most severely within the Bancorp’s commercial and industrial and commercial real estate loan portfolios as of March 31, 2022:

TABLE 29: Industries Impacted the Most Severely by the COVID-19 Pandemic
($ in millions)	Balance	Exposure	Industry Classification(b)
Commercial and industrial loans:(a)
Leisure and recreation(c)	$3,632	7,574	Accommodation and food / Entertainment and recreation
Retail - non-essential	831	3,359	Retail trade
Healthcare	1,577	2,186	Healthcare
Leisure travel	308	543	Transportation and warehousing
Total commercial and industrial loans	$6,348	13,662
Commercial real estate owner-occupied loans:
Leisure and recreation(c)	375	419	Accommodation and food / Entertainment and recreation
Retail - non-essential	94	104	Real estate
Healthcare	1,506	1,636	Healthcare
Total commercial real estate owner-occupied loans	$1,975	2,159
Commercial real estate nonowner-occupied loans:
Leisure and recreation(c)	1,811	1,979	Accommodation and food / Entertainment and recreation
Retail - non-essential	813	852	Real estate
Healthcare	90	108	Healthcare
Total commercial real estate nonowner-occupied loans	$2,714	2,939
Total	$11,037	18,760
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

TABLE 30: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	March 31, 2022			December 31, 2021
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$11,650	21,845	79	11,131	22,082	82
Real estate	10,867	16,323	32	10,370	16,067	37
Financial services and insurance	9,217	18,533	—	9,196	18,562	—
Business services	5,380	9,605	3	5,149	9,481	23
Wholesale trade	5,244	9,563	5	4,733	9,266	6
Healthcare	5,119	7,584	41	5,011	7,608	6
Accommodation and food	4,478	7,050	26	4,354	7,089	28
Retail trade	4,264	9,872	2	4,053	10,001	2
Construction	3,032	6,120	7	2,918	6,111	6
Communication and information	3,002	6,618	18	2,969	6,665	24
Transportation and warehousing	2,783	4,564	2	2,774	4,628	8
Mining	2,672	5,084	15	2,512	5,023	16
Utilities	1,512	3,390	—	1,446	3,698	—
Entertainment and recreation	1,474	2,954	80	1,401	2,948	86
Other services	1,139	1,510	10	1,140	1,501	8
Public administration	491	684	1	606	856	3
Agribusiness	468	608	1	355	616	1
Other	85	89	1	89	90	1
Individuals	61	99	—	61	93	—
Total	$72,938	132,095	323	70,268	132,385	337
By Loan Size:
Less than $1 million	4%	3	14	5	3	14
$1 million to $5 million	7	6	11	8	6	14
$5 million to $10 million	6	5	11	6	5	8
$10 million to $25 million	15	14	31	15	14	42
$25 million to $50 million	24	24	33	24	24	22
Greater than $50 million	44	48	—	42	48	—
Total	100%	100	100	100	100	100
By State:
Illinois	11%	9	27	11	9	29
Ohio	10	11	4	10	12	4
Florida	8	7	2	8	7	2
California	8	8	2	8	8	2
Texas	8	8	6	8	8	6
Michigan	6	5	9	6	5	9
Indiana	3	4	1	3	4	2
Georgia	3	4	1	3	4	8
Tennessee	3	3	13	3	3	3
North Carolina	3	3	2	2	2	1
Kentucky	2	2	1	2	2	1
South Carolina	2	2	—	2	1	—
Other	33	34	32	34	35	33
Total	100%	100	100	100	100	100

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

TABLE 31: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of March 31, 2022 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$153	421	3,396
Commercial mortgage nonowner-occupied loans	18	78	4,360
Total	$171	499	7,756

TABLE 32: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2021 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$166	416	3,164
Commercial mortgage nonowner-occupied loans	46	120	4,197
Total	$212	536	7,361

The Bancorp views non-owner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 33: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of March 31, 2022 ($ in millions)					For the three months ended March 31, 2022
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Illinois	$1,628	1,832	—	21	—
Florida	1,130	1,706	—	—	—
Ohio	1,114	1,433	1	—	—
Texas	800	1,147	—	—	—
Michigan	778	965	—	—	—
Indiana	296	499	—	—	—
North Carolina	287	436	1	2	—
All other states	4,315	6,217	—	6	—
Total	$10,348	14,235	2	29	—
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 34: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of March 31, 2021 ($ in millions)					For the three months ended March 31, 2021
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Illinois	$2,033	2,307	—	42	—
Florida	1,296	1,923	—	—	—
Ohio	1,057	1,536	—	1	—
Texas	574	943	—	—	—
Michigan	805	988	—	1	—
Indiana	299	575	—	—	—
North Carolina	436	526	—	2	—
All other states	4,672	6,655	—	26	—
Total	$11,172	15,453	—	72	—
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

The Bancorp continues to ensure that underwriting standards and guidelines adequately account for the broader economic conditions that the consumer portfolio faces in a rising rate environment. Guidelines are designed to ensure that the various consumer products fall within the Bancorp’s risk appetite. These guidelines will be monitored and adjusted as deemed appropriate in response to the prevailing economic conditions while remaining within the Bancorp’s risk tolerance limits.

The payment structures for certain variable rate products (such as residential mortgage loans, home equity and credit card) are susceptible to changes in benchmark interest rates. As interest rates increase, minimum payments on these products also increase, so a rising-rate environment may be disruptive to some borrowers. The Bancorp actively monitors the portion of its consumer portfolio that is susceptible to increases in minimum payments.

Residential mortgage portfolio
The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTVs and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $502 million of ARM loans will have rate resets during the next twelve months. Of these resets, substantially all are expected to experience an increase in rate, with an average increase of approximately 1.73% based on benchmark interest rates as of March 31, 2022. Underlying characteristics of these borrowers are relatively strong with a weighted average origination DTI of 36% and weighted average origination LTV of 73%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 35: Residential Mortgage Portfolio Loans by LTV at Origination
	March 31, 2022		December 31, 2021
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$12,194	62.0%	$12,207	62.5%
LTV > 80%, with mortgage insurance(a)	2,949	94.8	2,227	94.9
LTV > 80%, no mortgage insurance	2,001	90.7	1,963	90.8
Total	$17,144	71.1%	$16,397	70.9%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 36: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of March 31, 2022 ($ in millions)				For the three months ended March 31, 2022
	Outstanding	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Ohio	$471	2	8	—
Illinois	410	1	3	—
Florida	312	—	3	(1)
Michigan	158	—	2	—
Indiana	139	—	2	—
North Carolina	133	—	—	—
Kentucky	106	—	1	—
All other states	272	—	4	—
Total	$2,001	3	23	(1)

TABLE 37: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of March 31, 2021 ($ in millions)				For the three months ended March 31, 2021
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$428	4	4	—
Illinois	388	4	2	—
Florida	281	3	2	—
Michigan	166	2	—	—
Indiana	135	2	—	—
North Carolina	127	1	2	—
Kentucky	86	1	—	—
All other states	288	2	2	—
Total	$1,899	19	12	—

Home equity portfolio
The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 46% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 19% of the balances mature before 2025.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 39 and Table 40. Of the total $3.9 billion of outstanding home equity loans:
•80% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Illinois, Indiana and Kentucky as of March 31, 2022;
•42% are in senior lien positions and 58% are in junior lien positions at March 31, 2022;
•78% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended March 31, 2022; and
•The portfolio had a weighted average refreshed FICO score of 750 at March 31, 2022.

The Bancorp actively manages lines of credit and makes adjustments in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp does not routinely obtain appraisals on performing loans to update LTVs after origination. However, the Bancorp monitors the local housing markets by reviewing various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring processes. For junior lien home equity loans which become 60 days or more past due, the Bancorp tracks the performance of the senior lien loans in which the Bancorp is the servicer and utilizes consumer credit bureau attributes to monitor the status of the senior lien loans that the Bancorp does not service. If the senior lien loan is found to be 120 days or more past due, the junior lien home equity loan is placed on nonaccrual status unless both loans are well-secured and in the process of collection. Additionally, if the junior lien home equity loan becomes 120 days or more past due and the senior lien loan is also 120 days or more past due, the junior lien home equity loan is assessed for charge-off. Refer to the Analysis of Nonperforming Assets subsection of the Risk Management section of MD&A and Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information.

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 38: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	March 31, 2022		December 31, 2021
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$136	3%	$143	3%
FICO 660-719	227	6	228	6
FICO ≥ 720	1,295	33	1,333	33
Total senior liens	$1,658	42	1,704	42
Junior Liens:
FICO ≤ 659	229	6	245	6
FICO 660-719	408	11	430	10
FICO ≥ 720	1,621	41	1,705	42
Total junior liens	$2,258	58	2,380	58
Total	$3,916	100%	$4,084	100%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp believes that home equity portfolio loans with a greater than 80% LTV (including senior liens, if applicable) present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 39: Home Equity Portfolio Loans Outstanding by LTV at Origination
	March 31, 2022		December 31, 2021
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,447	53.3%	$1,485	53.5%
LTV > 80%	211	88.8	219	88.8
Total senior liens	$1,658	58.0	1,704	58.3
Junior Liens:
LTV ≤ 80%	1,428	66.3	1,479	66.4
LTV > 80%	830	89.7	901	89.7
Total junior liens	$2,258	75.7	2,380	76.0
Total	$3,916	68.0%	$4,084	68.4%

The following tables provide an analysis of home equity portfolio loans outstanding by state with a LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 40: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of March 31, 2022 ($ in millions)					For the three months ended March 31, 2022
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Ohio	$326	856	—	8	—
Michigan	175	453	—	4	(2)
Illinois	170	360	1	5	(2)
Indiana	100	246	—	3	—
Kentucky	85	217	—	2	—
Florida	71	163	—	1	(1)
All other states	114	268	—	4	(1)
Total	$1,041	2,563	1	27	(6)

TABLE 41: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of March 31, 2021 ($ in millions)					For the three months ended March 31, 2021
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$451	1,050	—	9	—
Michigan	258	556	—	4	—
Illinois	233	446	1	7	—
Indiana	137	302	—	3	—
Kentucky	115	264	—	2	—
Florida	102	205	—	2	—
All other states	160	329	—	4	—
Total	$1,456	3,152	1	31	—

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $15.8 billion of automobile loans and $1.6 billion of indirect motorcycle, powersport, recreational vehicle and marine loans as of March 31, 2022. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 42: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2022		December 31, 2021
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$297	2%	$312	2%
FICO 660-719	3,844	22	3,745	22
FICO ≥ 720	13,283	76	12,726	76
Total	$17,424	100%	$16,783	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 43: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	March 31, 2022		December 31, 2021
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$12,693	79.4%	$12,327	79.5%
LTV > 100%	4,731	110.9	4,456	111.1
Total	$17,424	88.0%	$16,783	88.1%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV greater than 100% at origination:

TABLE 44: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100% at Origination
As of ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Three Months Ended
March 31, 2022	$4,731	5	13	5
March 31, 2021	4,267	5	32	6

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both March 31, 2022 and December 31, 2021. At both March 31, 2022 and December 31, 2021, 72% and of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination as of:

TABLE 45: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2022		December 31, 2021
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$78	5%	$82	5%
FICO 660-719	494	29	518	29
FICO ≥ 720	1,118	66	1,166	66
Total	$1,690	100%	$1,766	100%

Other consumer portfolio loans
Other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale loans originated or purchased in connection with third-party companies. The Bancorp had $169 million in unfunded commitments associated with loans originated in connection with third-party companies as of March 31, 2022. The Bancorp closely monitors the credit performance of point-of-sale loans. Loans originated in connection with one third-party company are impacted by certain credit loss protection coverage provided by that company. In the event that the origination agreement with this third-party company is terminated, loans with an outstanding balance of $1.2 billion at March 31, 2022 would become subject to a 90-day call option that gives the third-party company the right, but not the obligation, to purchase loans from the Bancorp at a price equal to 100% of the principal amount plus accrued and unpaid interest less service fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 46: Other Consumer Portfolio Loans Outstanding by Product Type
	March 31, 2022		December 31, 2021
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Unsecured	$485	18%	$491	18%
Other secured	890	32	797	29
Point-of-sale	1,378	50	1,464	53
Total	$2,753	100%	$2,752	100%

Analysis of Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial, credit card and consumer loans which do not meet the requirements to be classified as a performing asset; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 47. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases, refer to the Nonaccrual Loans and Leases section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021.

Nonperforming assets were $570 million at March 31, 2022 compared to $542 million at December 31, 2021. At March 31, 2022, $4 million of nonaccrual loans were held for sale, compared to $15 million at December 31, 2021.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.49% and 0.47% as of March 31, 2022 and December 31, 2021, respectively. Nonaccrual loans and leases secured by real estate were 37% of nonaccrual loans and leases as of March 31, 2022 compared to 33% as of December 31, 2021.

Portfolio commercial nonaccrual loans and leases were $323 million at March 31, 2022, a decrease of $14 million from December 31, 2021. Portfolio consumer nonaccrual loans were $211 million at March 31, 2022, an increase of $50 million from December 31, 2021. Refer to Table 48 for a rollforward of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $32 million and $29 million at March 31, 2022 and December 31, 2021, respectively. The Bancorp recognized $1 million in gains and $6 million in losses on the transfer, sale or write-down of OREO properties for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022 and 2021, approximately $6 million and $9 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 47: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	March 31, 2022	December 31, 2021
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$105	116
Commercial mortgage loans	32	42
Commercial construction loans	6	6
Commercial leases	3	4
Residential mortgage loans(a)(c)	42	10
Home equity	49	47
Indirect secured consumer loans	5	5
Other consumer loans	1	1
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	167	163
Commercial mortgage loans	10	6
Residential mortgage loans(a)(c)	46	23
Home equity	28	30
Indirect secured consumer loans	17	22
Credit card	23	23
Total nonaccrual portfolio loans and leases(b)	$534	498
OREO and other repossessed property	32	29
Total nonperforming portfolio loans and leases and OREO	$566	527
Nonaccrual loans held for sale	—	15
Nonaccrual restructured loans held for sale	4	—
Total nonperforming assets	$570	542
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$9	17
Commercial mortgage loans	2	1
Commercial construction loans	—	1
Residential mortgage loans(a)	14	72
Home equity	1	1
Indirect secured consumer loans	9	9
Credit card	14	15
Other consumer loans	1	1
Total portfolio loans and leases 90 days past due and still accruing	$50	117
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.49%	0.47
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.46	0.44
ACL as a percent of nonperforming portfolio loans and leases	391	416
ACL as a percent of nonperforming portfolio assets	369	394
(a)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $316 as of March 31, 2022 and $349 as of December 31, 2021. The Bancorp recognized losses of $1 for both the three months ended March 31, 2022 and 2021 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Includes $20 and $26 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of March 31, 2022 and December 31, 2021, respectively, of which $11 are restructured nonaccrual government insured commercial loans as of both March 31, 2022 and December 31, 2021.
(c)During the first quarter of 2022, the Bancorp amended its definition of nonperforming loans to include $56 million of residential mortgage loans that are past due 150 days or more and not fully or partially guaranteed by government agencies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 48: Rollforward of Portfolio Nonaccrual Loans and Leases
For the three months ended March 31, 2022 ($ in millions)	Commercial	Residential Mortgage(a)	Consumer	Total
Balance, beginning of period	$337	33	128	498
Transfers to nonaccrual status	54	64	33	151
Transfers to accrual status	(2)	(7)	(16)	(25)
Transfers to held for sale	(4)	—	—	(4)
Loan paydowns/payoffs	(52)	(1)	(15)	(68)
Transfers to OREO	—	(1)	—	(1)
Charge-offs	(11)	—	(7)	(18)
Draws/other extensions of credit	1	—	—	1
Balance, end of period	$323	88	123	534
(a)During the first quarter of 2022, the Bancorp amended its definition of nonperforming loans to include $56 million of residential mortgage loans that are past due 150 days or more and not fully or partially guaranteed by government agencies.

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

Troubled Debt Restructurings
A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs include concessions granted under reorganization, arrangement or other provisions of the Federal Bankruptcy Act. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or remaining principal amount of the loan, a reduction of accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk. For further information on the Bancorp’s accounting for TDRs, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021.

Consumer restructured loans on accrual status totaled $756 million and $675 million at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the percentages of restructured residential mortgage loans, home equity and credit card that were past due 30 days or more from their modified terms were 27%, 20% and 27%, respectively.

The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 50: Accruing and Nonaccruing Portfolio TDRs
		Accruing
		30-89 Days	90 Days or
As of March 31, 2022 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(a)	$194	1	—	177	372
Residential mortgage loans(b)	400	22	81	46	549
Home equity	138	6	1	28	173
Indirect secured consumer loans	84	5	—	17	106
Credit card	17	2	—	23	42
Total	$833	36	82	291	1,242
(a)Excludes restructured nonaccrual loans held for sale.
(b)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2022, these advances represented $192 of current loans, $17 of 30-89 days past due loans and $78 of 90 days or more past due loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 51: Accruing and Nonaccruing Portfolio TDRs
		Accruing
		30-89 Days	90 Days or
As of December 31, 2021 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(a)	$156	—	1	169	326
Residential mortgage loans(b)	328	17	92	23	460
Home equity	141	5	1	30	177
Indirect secured consumer loans	66	4	—	22	92
Credit card	18	3	—	23	44
Total	$709	29	94	267	1,099
(a)Excludes restructured nonaccrual loans held for sale.
(b)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2021, these advances represented $144 of current loans, $14 of 30-89 days past due loans and $69 of 90 days or more past due loans.

Analysis of Net Loan Charge-offs
Net charge-offs were 12 bps and 27 bps of average portfolio loans and leases for the three months ended March 31, 2022 and 2021, respectively. Table 52 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases decreased to 5 bps during the three months ended March 31, 2022 compared to 17 bps during the three months ended March 31, 2021. The decrease was primarily due to a decrease in net charge-offs on commercial and industrial loans of $18 million for the three months ended March 31, 2022 compared to the same period in the prior year.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans decreased to 25 bps during the three months ended March 31, 2022 compared to 43 bps during the three months ended March 31, 2021. The decrease was primarily due to a decrease in net charge-offs on credit card of $12 million for the three months ended March 31, 2022 compared to the same period in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 52: Summary of Credit Loss Experience
	For the three months ended March 31,
($ in millions)	2022	2021
Losses charged-off:
Commercial and industrial loans	$(11)	(32)
Commercial mortgage loans	—	(3)
Commercial leases	—	—
Residential mortgage loans	(1)	(1)
Home equity	(2)	(3)
Indirect secured consumer loans	(16)	(18)
Credit card	(17)	(31)
Other consumer loans(a)	(17)	(21)
Total losses charged-off	$(64)	(109)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$2	5
Commercial mortgage loans	1	1
Commercial leases	—	1
Residential mortgage loans	2	1
Home equity	3	3
Indirect secured consumer loans	9	9
Credit card	4	6
Other consumer loans(a)	9	12
Total recoveries of losses previously charged-off	$30	38
Net losses charged-off:
Commercial and industrial loans	$(9)	(27)
Commercial mortgage loans	1	(2)
Commercial leases	—	1
Residential mortgage loans	1	—
Home equity	1	—
Indirect secured consumer loans	(7)	(9)
Credit card	(13)	(25)
Other consumer loans	(8)	(9)
Total net losses charged-off	$(34)	(71)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.07%	0.22
Commercial mortgage loans	(0.03)	0.09
Commercial leases	(0.02)	(0.09)
Total commercial loans and leases	0.05%	0.17
Residential mortgage loans	(0.02)	(0.01)
Home equity	(0.07)	0.01
Indirect secured consumer loans	0.17	0.25
Credit card	3.13	5.50
Other consumer loans	1.07	1.17
Total consumer loans	0.25%	0.43
Total net losses charged-off as a percent of average portfolio loans and leases	0.12%	0.27
(a)For the three months ended March 31, 2022 and 2021, the Bancorp recorded $8 and $10, respectively, in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Allowance for Credit Losses
The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. As described in Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021, the Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases (as adjusted for prepayments and reasonably expected TDRs). The Bancorp’s methodology for determining the ALLL includes an estimate of expected credit losses on a collective basis for groups of loans and leases with similar risk characteristics and specific allowances for loans and leases which are individually evaluated. For collectively evaluated loans and leases, the Bancorp uses quantitative models to forecast expected credit losses based on the probability of a loan or lease defaulting, the expected balance at the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
estimated date of default and the expected loss percentage given a default. The Bancorp’s expected credit loss models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable.

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

At both March 31, 2022 and December 31, 2021, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger near-term growth outlook while the less favorable outlook (Downside) depicted a moderate recession. The Baseline scenario was developed such that the expectation is that the economy will perform better than the projection 50% of the time and worse than the projection 50% of the time. The Upside scenario was developed such that there is a 10% probability that the economy will perform better than the projection and a 90% probability that it will perform worse. The Downside scenario was developed such that there is a 90% probability that the economy will perform better than the projection and a 10% probability that it will perform worse.

March 31, 2022 ACL
The ACL as of March 31, 2022 was impacted by several factors, including continued improvement in credit quality, a relatively stable Baseline and Upside economic outlook, and some deterioration observed in the forecast for the Downside scenario. As a result of these factors, the Bancorp incorporated a combination of quantitative model-based estimates and qualitative adjustments. As of March 2022, the Bancorp’s economic scenarios included estimates of the expected impacts of the changes in economic conditions caused by rising geopolitical tensions, inflationary and rising interest rate pressures, and the COVID-19 pandemic. The Baseline scenario was assigned a probability weighting of 60%, with the more favorable scenario (Upside) assigned a probability weighting of 20% and the less favorable scenario (Downside) assigned a probability of 20%. The Baseline scenario assumed that disruptions to oil, natural gas, and other commodities resulting from rising geopolitical tensions would be temporary. The Baseline scenario assumed real GDP growth for 2022 at 3.5%, which is lower than the December 2021 scenario, partially due to the effects of increased energy prices. The Baseline scenario also assumes an average unemployment rate of 3.6% in 2022, with full employment achieved by early 2023. The Upside scenario assumes a faster than expected resolution to the rising geopolitical uncertainty with related improvement to economic measures. The Upside scenario also assumes that on an average annual basis, the change in real GDP is 5.0% in 2022 and 4.6% in 2023, with the unemployment rate at 3.3% in 2022 and 2.9% in 2023. The Downside scenario includes significant worsening of geopolitical tensions along with a related increase in oil prices and inflation, causing the U.S. economy to fall into a recession in the second quarter of 2022. The Downside scenario assumes that real GDP will decline

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
through the fourth quarter of 2022, with the change in real GDP on an average annual basis at 0.9% in 2022 and (0.4%) in 2023. The Downside scenario unemployment rate peaks at 7.9% in the second quarter of 2023 and decreases to an average of 6.1% in 2024.

The Bancorp’s quantitative credit loss models are sensitive to changes in economic forecast assumptions over the reasonable and supportable forecast period. Applying a 100% probability weighting to the Downside scenario rather than using the probability-weighted three scenario approach would result in an increase in the quantitative ACL of approximately $1.1 billion. This sensitivity calculation only reflects the impact of changing the probability weighting of the scenarios in the quantitative credit loss models and excludes any additional considerations associated with the qualitative component of the ACL that might be warranted if probability weights were adjusted.

At March 31, 2022, the qualitative component of the ACL included consideration of certain factors that represent remaining risks specifically associated with the COVID-19 pandemic. These considerations resulted in qualitative adjustments to increase the ACL, primarily related to commercial borrowers experiencing prolonged distress and commercial borrowers in certain industries which have been severely impacted by the COVID-19 pandemic.

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 53: Changes in Allowance for Credit Losses
	For the three months ended March 31,
($ in millions)	2022	2021
ALLL:
Balance, beginning of period	$1,892	2,453
Losses charged-off(a)	(64)	(109)
Recoveries of losses previously charged-off(a)	30	38
Provision for (benefit from) loan and lease losses	50	(174)
Balance, end of period	$1,908	2,208
Reserve for unfunded commitments:
Balance, beginning of period	$182	172
(Benefit from) provision for the reserve for unfunded commitments	(5)	1
Balance, end of period	$177	173
(a)For the three months ended March 31, 2022 and 2021, the Bancorp recorded $8 and $10, respectively, in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 54: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	March 31, 2022	December 31, 2021
Attributed ALLL:
Commercial and industrial loans	$761	711
Commercial mortgage loans	253	304
Commercial construction loans	79	72
Commercial leases	17	15
Residential mortgage loans	239	235
Home equity	115	123
Indirect secured consumer loans	139	119
Credit card	204	209
Other consumer loans	101	104
Total ALLL	$1,908	1,892
Portfolio loans and leases:
Commercial and industrial loans	$53,909	51,659
Commercial mortgage loans	10,694	10,316
Commercial construction loans	5,420	5,241
Commercial leases	2,915	3,052
Residential mortgage loans	17,144	16,397
Home equity	3,916	4,084
Indirect secured consumer loans	17,424	16,783
Credit card	1,690	1,766
Other consumer loans	2,753	2,752
Total portfolio loans and leases	$115,865	112,050
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.41%	1.38
Commercial mortgage loans	2.37	2.95
Commercial construction loans	1.46	1.37
Commercial leases	0.58	0.49
Residential mortgage loans	1.39	1.43
Home equity	2.94	3.01
Indirect secured consumer loans	0.80	0.71
Credit card	12.07	11.83
Other consumer loans	3.67	3.78
Total ALLL as a percent of portfolio loans and leases	1.65%	1.69
Total ACL as a percent of portfolio loans and leases	1.80	1.85

The Bancorp’s ALLL may vary significantly from period to period based on changes in economic conditions, economic forecasts and the composition and credit quality of the Bancorp’s loan and lease portfolio. For additional information on the Bancorp’s methodology for measuring the ACL, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10‑K for the year ended December 31, 2021.

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

As of March 31, 2022, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel ramped increases and decreases in interest rates. Policy limits are utilized for scenarios assuming a 200 bps increase in interest rates over twelve months and a 25 bps decrease in rates over three months. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, including negative rate scenarios, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates. The ongoing COVID-19 pandemic has caused significant changes to interest rates, volatilities and the composition of the Bancorp’s balance sheet, including significant increases in deposit funding related to stimulus programs, which has resulted in an excess liquidity position. The excess liquidity persists but has declined as of March 31, 2022, as a portion of the Bancorp’s cash was invested in long-term fixed-rate securities during the quarter.

In order to recognize the risk of noninterest-bearing demand deposit balance run-off in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes that approximately $4.5 billion of additional demand deposit balances run-off over 24 months above what is included in senior management’s baseline projections for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $4.5 billion of incremental growth in noninterest-bearing deposit balances over 24

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
months above senior management’s baseline projections for each 100 bps decrease in short-term market interest rates. The incremental balance run-off and growth are modeled to flow into and out of funding products that reprice in conjunction with short-term market rate changes and reflect the Bank’s excess liquidity position.

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp’s interest-bearing transaction deposit rates will change for a given change in short-term market rates. At December 31, 2021, dynamic deposit beta models were implemented and utilized to adjust assumed pricing sensitivity depending on market rate levels. This change preserves alignment to prior rate hike cycles and adjusts expectations for a wide range of scenarios. Using this approach, the Bancorp’s NII sensitivity modeling assumes weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of 34% and 39%, for a 100 bps and 200 bps increase in rates, respectively. In the event of rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped 25 bps decrease in rates of 25% at March 31, 2022, while maintaining that deposit rates themselves will not become negative. In addition, the modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 55: Estimated NII Sensitivity Profile and ALCO Policy Limits
	March 31, 2022				March 31, 2021
	% Change in NII (FTE)		ALCO Policy Limit		% Change in NII (FTE)		ALCO Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	5.64%	13.59	(4.00)	(6.00)	10.39	21.35	(4.00)	(6.00)
+100 Ramp over 12 months	3.45	8.61	N/A	N/A	5.38	11.59	N/A	N/A
-25 Ramp over 3 months	(2.72)	(3.99)	(8.00)	(12.00)	(1.98)	(3.11)	N/A	N/A

At March 31, 2022, the Bancorp’s NII would benefit moderately in year one and significantly in year two under the parallel rate ramp increases. The Bancorp maintains an asymmetric NII sensitivity profile, which is attributable to the level of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, exceeding the level of floating-rate liabilities due to the increased amount of deposits with rates near zero in this low interest rate environment and other fixed-rate borrowings. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in a falling-rate scenario. However, continued re-positioning into securities with less near-term principal cash flows and the execution of additional receive-fix hedges have added significant protection from declining rates. The changes in the estimated NII sensitivity profile compared to March 31, 2021 were primarily attributable to significant deployment of cash into long-term fixed-rate securities during the first quarter of 2022 and the dynamic beta implementation mentioned previously. These items were partially offset by continued increases in noninterest-bearing and low-cost interest-bearing deposits.

Tables 56 and 57 provide the sensitivity of the Bancorp’s estimated NII profile at March 31, 2022 to changes to certain deposit balance and deposit repricing sensitivity (betas) assumptions.

The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $5 billion decrease and an immediate $5 billion increase in demand deposit balances as of March 31, 2022:

TABLE 56: Estimated NII Sensitivity Profile at March 31, 2022 with a $5 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $5 Billion Balance Decrease		Immediate $5 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	4.28%	11.26	7.00	15.92
+100 Ramp over 12 months	2.58	7.25	4.32	9.97
-25 Ramp over 3 months	(3.33)	(4.62)	(2.11)	(3.36)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile with a 25% increase and a 25% decrease to the corresponding deposit beta assumptions as of March 31, 2022:

TABLE 57: Estimated NII Sensitivity Profile at March 31, 2022 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 25% Higher(a)		Betas 25% Lower(b)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	3.83%	9.63	7.46	17.55
+100 Ramp over 12 months	2.66	6.95	4.24	10.27
-25 Ramp over 3 months	(2.72)	(3.99)	(2.73)	(3.99)
(a)Includes weighted-average dynamic interest-bearing deposit betas of 49%, 42% and 31%, in the order of scenarios shown top to bottom.
(b)Includes weighted-average dynamic interest-bearing deposit betas of 29%, 25% and 19% in the order of scenarios shown top to bottom.

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 58: Estimated EVE Sensitivity Profile
	March 31, 2022		March 31, 2021
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(3.63)%	(12.00)	6.49	(12.00)
+100 Shock	(1.46)	N/A	3.77	N/A
-25 Shock	0.16	(12.00)	(1.20)	N/A

The EVE sensitivity is moderately negative in a +200 bps rising-rate scenario at March 31, 2022. The changes in the estimated EVE sensitivity profile from March 31, 2021 were primarily related to significant deployment of cash into long-term fixed-rate securities during the first quarter of 2022 and the implementation of dynamic deposit beta models which have a detrimental effect to EVE-at-Risk due to current implied long-term rate levels. These items were partially offset by continued growth in noninterest-bearing and low-cost interest-bearing deposits.

While an instantaneous shift in spot interest rates followed by forward projections is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, EVE does not account for factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate or exacerbate the impact of changes in interest rates. The NII simulations and EVE analyses do not necessarily include certain actions that management may undertake to manage risk in response to actual changes in interest rates.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Tables 59 and 60 show all swap and floor positions that are utilized for purposes of managing the Bancorp’s exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index, to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as the Bancorp adjusts its broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 59: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of March 31, 2022 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(2)	1.8	3.02%	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	(15)	2.8	0.99	1 ML
Interest rate swaps related to long-term debt – fair value – receive-fixed	1,955	239	8.2	4.93	1 ML / 3 ML
Total interest rate swaps	$13,955	222
Interest rate floors – cash flow – receive-fixed	$3,000	46	2.7	2.25	1 ML

TABLE 60: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2021 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(1)	2.0	3.02%	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	—	3.1	0.99	1 ML
Interest rate swaps related to long-term debt – fair value – receive-fixed	1,955	391	8.4	4.93	1 ML / 3 ML
Interest rate swaps related to available-for-sale debt and other securities – fair value – receive-floating / pay-fixed	445	7	7.4	2.40	1 ML
Total interest rate swaps	$14,400	397
Interest rate floors – cash flow – receive-fixed	$3,000	122	3.0	2.25	1 ML

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

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.4 billion and $1.1 billion at March 31, 2022 and December 31, 2021, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The Bancorp recognized net losses of $182 million and $136 million on its non-qualifying hedging strategy for the three months ended March 31, 2022 and 2021, respectively. These amounts included net losses of $1 million and $2 million for the three months ended March 31, 2022, and 2021, respectively, on securities related to the Bancorp’s non-qualifying hedging strategy. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2022 and December 31, 2021 was $1.0 billion and $995 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

Of the $48.8 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at March 31, 2022, $4.2 billion in principal and interest is expected to be received in the next 12 months and an additional $4.7 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the three months ended March 31, 2022 and 2021, the Bancorp sold loans and leases totaling $3.5 billion and $3.6 billion, respectively. For further information, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 91% and 88% of its average total assets for the three months ended March 31, 2022 and 2021, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of March 31, 2022, $4.2 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. For further information on a subsequent event related to long-term debt, refer to Note 22 of the Notes to Condensed Consolidated Financial Statements.

As of March 31, 2022, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $22.3 billion was available for issuance. Additionally, at March 31, 2022, the Bank had approximately $53.1 billion of borrowing capacity available through secured borrowing sources, including the FRB and FHLB.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Current Liquidity Position
The Bancorp maintains a strong liquidity profile driven by strong core deposit funding and over $100 billion in current available liquidity. The Bancorp is managing liquidity prudently in the current environment and maintains a liquidity profile focused on core deposit and stable long-term funding sources which allows for the effective management of concentration and rollover risk. The Bancorp’s investment portfolio remains highly concentrated in liquid and readily marketable instruments and is a significant source of secured borrowing capacity.

As of March 31, 2022, the Bancorp (parent company) has sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 21 months.

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

The Bancorp’s and Bank’s credit ratings are summarized in Table 61. The ratings reflect the ratings agency’s view on the Bancorp’s and Bank’s capacity to meet financial commitments.*

*As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 61: Agency Ratings
As of May 9, 2022	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Stable	Stable	Stable	Stable

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

TABLE 62: Prescribed Capital Ratios
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

The Bancorp is subject to the stress capital buffer requirement and must maintain capital ratios above its buffered minimum (regulatory minimum plus stress capital buffer) in order to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. The Bancorp’s stress capital buffer requirement has been 2.5% since the introduction of this framework and was most recently affirmed on June 24, 2021. The Bancorp’s capital ratios have exceeded the stress capital buffer requirement for all periods presented.

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The Bancorp’s modified CECL transition amount became subject to the phase-out provisions of the final rule on January 1, 2022, and will be fully phased-out by January 1, 2025. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at March 31, 2022 was an increase in capital of approximately $373 million. On a fully phased-in basis, the Bancorp’s CET1 ratio would be reduced by 22 basis points as of March 31, 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the Bancorp’s capital ratios as of:

TABLE 63: Capital Ratios
($ in millions)	March 31, 2022	December 31, 2021
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	10.23%	10.71
Tangible equity as a percent of tangible assets(a)(b)	7.98	7.97
Tangible common equity as a percent of tangible assets(a)(b)	6.96	6.94
Regulatory capital:(c)
CET1 capital	$14,937	14,781
Tier 1 capital	17,053	16,897
Total regulatory capital	20,729	20,789
Risk-weighted assets	160,352	154,860
Regulatory capital ratios:(c)
CET1 capital	9.31%	9.54
Tier 1 risk-based capital	10.63	10.91
Total risk-based capital	12.93	13.42
Leverage	8.32	8.27
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.
(c)Regulatory capital ratios as of March 31, 2022 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

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

Under the Enhanced Prudential Standards tailoring rules, the Bancorp is subject to Category IV standards, under which the Bancorp is no longer required to file semi-annual, company-run stress tests with the FRB and publicly disclose the results. However, the Bancorp is required to develop and maintain a capital plan approved by the Board of Directors on an annual basis. As an institution subject to Category IV standards, the Bancorp is subject to the FRB’s supervisory stress tests every two years, the Board capital plan rule and certain FR Y-14 reporting requirements. The supervisory stress tests are forward-looking quantitative evaluations of the impact of stressful economic and financial market conditions on the Bancorp’s capital. The Bancorp became subject to Category IV standards on December 31, 2019, and the requirements outlined above apply to the stress test cycle that started on January 1, 2020. The Bancorp was subject to the 2022 supervisory stress test conducted by the FRB, and submitted the Board approved capital plan and information contained in Schedule C - Regulatory Capital Instruments as required.

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.30 and $0.27 for the three months ended March 31, 2022 and 2021, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the monthly share repurchase activity for the three months ended March 31, 2022:

TABLE 64: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
January 1 - January 31, 2022	472,720	$46.08	—	40,785,269
February 1 - February 28, 2022	1,034,583	47.97	—	40,785,269
March 1 - March 31, 2022	90,752	46.58	—	40,785,269
Total	1,598,055	$47.33	—	40,785,269
(a)    Shares repurchased during the periods presented were in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	March 31,	December 31,
($ in millions, except share data)	2022	2021
Assets
Cash and due from banks	$3,049	2,994
Other short-term investments(a)	20,529	34,572
Available-for-sale debt and other securities(b)	48,832	38,110
Held-to-maturity securities(c)	6	8
Trading debt securities	324	512
Equity securities	358	376
Loans and leases held for sale(d)	2,616	4,415
Portfolio loans and leases(a)(e)	115,865	112,050
Allowance for loan and lease losses(a)	(1,908)	(1,892)
Portfolio loans and leases, net	113,957	110,158
Bank premises and equipment(f)	2,102	2,120
Operating lease equipment	622	616
Goodwill	4,514	4,514
Intangible assets	145	156
Servicing rights	1,444	1,121
Other assets(a)	12,961	11,444
Total Assets	$211,459	211,116
Liabilities
Deposits:
Noninterest-bearing deposits	$65,590	65,088
Interest-bearing deposits	105,021	104,236
Total deposits	170,611	169,324
Federal funds purchased	250	281
Other short-term borrowings	872	980
Accrued taxes, interest and expenses	1,471	2,233
Other liabilities(a)	7,263	4,267
Long-term debt(a)	10,815	11,821
Total Liabilities	$191,282	188,906
Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	2,116	2,116
Capital surplus	3,615	3,624
Retained earnings	20,501	20,236
Accumulated other comprehensive (loss) income	(1,096)	1,207
Treasury stock(g)	(7,010)	(7,024)
Total Equity	$20,177	22,210
Total Liabilities and Equity	$211,459	211,116
(a)Includes $24 and $24 of other short-term investments, $266 and $322 of portfolio loans and leases, $(2) and $(2) of ALLL, $2 and $2 of other assets, an immaterial amount and $1 of other liabilities, and $209 and $263 of long-term debt from consolidated VIEs that are included in their respective captions above at March 31, 2022 and December 31, 2021, respectively. For further information, refer to Note 11.
(b)Amortized cost of $50,171 and $36,941 at March 31, 2022 and December 31, 2021, respectively.
(c)Fair value of $6 and $8 at March 31, 2022 and December 31, 2021, respectively.
(d)Includes $858 and $1,023 of residential mortgage loans held for sale measured at fair value at March 31, 2022 and December 31, 2021, respectively.
(e)Includes $145 and $154 of residential mortgage loans measured at fair value at March 31, 2022 and December 31, 2021, respectively.
(f)Includes $25 and $24 of bank premises and equipment held for sale at March 31, 2022 and December 31, 2021, respectively.
(g)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2022 – 685,905,240 (excludes 237,987,341 treasury shares), December 31, 2021 – 682,777,664 (excludes 241,114,917 treasury shares).
(h)500,000 shares of no par value preferred stock were authorized at both March 31, 2022 and December 31, 2021. There were 422,000 unissued shares of undesignated no par value preferred stock at both March 31, 2022 and December 31, 2021. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both March 31, 2022 and December 31, 2021. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both March 31, 2022 and December 31, 2021. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended March 31,
($ in millions, except share data)	2022	2021
Interest Income
Interest and fees on loans and leases	$983	1,030
Interest on securities	294	264
Interest on other short-term investments	12	8
Total interest income	1,289	1,302
Interest Expense
Interest on deposits	11	21
Interest on other short-term borrowings	—	1
Interest on long-term debt	83	104
Total interest expense	94	126
Net Interest Income	1,195	1,176
Provision for (benefit from) credit losses	45	(173)
Net Interest Income After Provision for (Benefit from) Credit Losses	1,150	1,349
Noninterest Income
Service charges on deposits	152	144
Wealth and asset management revenue	149	143
Commercial banking revenue	135	153
Card and processing revenue	97	94
Leasing business revenue	62	87
Mortgage banking net revenue	52	85
Other noninterest income	52	42
Securities (losses) gains, net	(14)	3
Securities losses, net – non-qualifying hedges on mortgage servicing rights	(1)	(2)
Total noninterest income	684	749
Noninterest Expense
Compensation and benefits	711	706
Technology and communications	101	93
Net occupancy expense	77	79
Equipment expense	36	34
Leasing business expense	32	35
Marketing expense	24	23
Card and processing expense	19	30
Other noninterest expense	222	215
Total noninterest expense	1,222	1,215
Income Before Income Taxes	612	883
Applicable income tax expense	118	189
Net Income	494	694
Dividends on preferred stock	20	20
Net Income Available to Common Shareholders	$474	674
Earnings per share - basic	$0.69	0.94
Earnings per share - diluted	$0.68	0.93
Average common shares outstanding - basic	687,537,989	714,432,813
Average common shares outstanding - diluted	696,242,395	723,425,111
Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended March 31,
($ in millions)	2022	2021
Net Income	$494	694
Other Comprehensive Loss, Net of Tax:
Net unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding losses arising during period	(1,929)	(700)
Reclassification adjustment for net (gains) losses included in net income	(2)	11
Net unrealized (losses) gains on cash flow hedge derivatives:
Unrealized holding losses arising during period	(313)	(64)
Reclassification adjustment for net gains included in net income	(60)	(57)
Defined benefit pension plans, net:
Reclassification of amounts to net periodic benefit costs	1	1
Other comprehensive loss, net of tax	(2,303)	(809)
Comprehensive Loss	$(1,809)	(115)

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
Balance at December 31, 2020	$2,051	2,116	3,635	18,384	2,601	(5,676)	23,111
Net income				694			694
Other comprehensive loss, net of tax					(809)		(809)
Cash dividends declared:
Common stock ($0.27 per share)				(195)			(195)
Preferred stock:
Series I ($414.06 per share)				(7)			(7)
Series J ($211.50 per share)				(3)			(3)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Shares acquired for treasury						(180)	(180)
Impact of stock transactions under stock compensation plans, net			(43)			37	(6)
Balance at March 31, 2021	$2,051	2,116	3,592	18,863	1,792	(5,819)	22,595

Balance at December 31, 2021	$2,051	2,116	3,624	20,236	1,207	(7,024)	22,210
Net income				494			494
Other comprehensive loss, net of tax					(2,303)		(2,303)
Cash dividends declared:
Common stock ($0.30 per share)				(209)			(209)
Preferred stock:
Series I ($414.06 per share)				(7)			(7)
Series J ($209.48 per share)				(3)			(3)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			(9)			14	5
Balance at March 31, 2022	$2,051	2,116	3,615	20,501	(1,096)	(7,010)	20,177

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the three months ended March 31,
($ in millions)	2022	2021
Operating Activities
Net income	$494	694
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) credit losses	45	(173)
Depreciation, amortization and accretion	109	122
Stock-based compensation expense	79	55
Provision for (benefit from) deferred income taxes	19	(186)
Securities losses, net	18	1
MSR fair value adjustment	(137)	(71)
Net gains on sales of loans and fair value adjustments on loans held for sale	(8)	(48)
Net (gains) losses on disposition and impairment of bank premises and equipment and operating lease equipment	(3)	23
Proceeds from sales of loans held for sale	3,398	3,557
Loans originated or purchased for sale, net of repayments	(2,001)	(4,174)
Dividends representing return on equity investments	11	8
Net change in:
Equity and trading debt securities	186	(155)
Other assets	287	265
Accrued taxes, interest and expenses and other liabilities	(810)	(284)
Net Cash Provided by (Used in) Operating Activities	1,687	(366)
Investing Activities
Proceeds from sales:
AFS securities and other investments	993	453
Loans and leases	43	155
Bank premises and equipment	—	12
Proceeds from repayments / maturities of AFS and HTM securities and other investments	1,438	1,341
Purchases:
AFS securities and other investments	(14,423)	(3,092)
Bank premises and equipment	(63)	(60)
MSRs	(139)	(18)
Proceeds from settlement of BOLI	19	11
Proceeds from sales and dividends representing return of equity investments	8	16
Net change in:
Other short-term investments and federal funds sold	14,043	(788)
Portfolio loans and leases	(3,504)	(355)
Operating lease equipment	(32)	3
Net Cash Used in Investing Activities	(1,617)	(2,322)
Financing Activities
Net change in deposits	1,287	3,312
Net change in other short-term borrowings and federal funds purchased	(139)	(82)
Dividends paid on common and preferred stock	(230)	(215)
Proceeds from issuance of long-term debt	12	25
Repayment of long-term debt	(870)	(131)
Repurchases of treasury stock and related forward contract	—	(180)
Other	(75)	(66)
Net Cash (Used in) Provided by Financing Activities	(15)	2,663
Increase (Decrease) in Cash and Due from Banks	55	(25)
Cash and Due from Banks at Beginning of Period	2,994	3,147
Cash and Due from Banks at End of Period	$3,049	3,122

Refer to the Notes to Condensed Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash investing and financing activities.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and VIEs in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures in which the Bancorp has the ability to exercise significant influence over operating and financial policies of the investee, but upon which the Bancorp does not possess control, are accounted for by the equity method and not consolidated. The investments in those entities in which the Bancorp does not have the ability to exercise significant influence are generally carried at fair value unless the investment does not have a readily determinable fair value. The Bancorp accounts for equity investments without a readily determinable fair value using the measurement alternative to fair value, representing the cost of the investment minus any impairment recorded and plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. Intercompany transactions and balances among consolidated entities have been eliminated.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income, changes in equity and cash flows for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2021 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2022	2021
Cash Payments:
Interest	$158	182
Income taxes	11	209

Transfers:
Portfolio loans and leases to loans and leases held for sale	$71	220
Loans and leases held for sale to portfolio loans and leases	402	10
Portfolio loans and leases to OREO	2	4
Bank premises and equipment to OREO	15	16

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$31	15
Net additions to lease liabilities under finance leases	3	18

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standards Adopted in 2022
The Bancorp adopted the following new accounting standard during the three months ended March 31, 2022:

ASU 2020-06 – Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Equity’s Own Equity
In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Bancorp adopted the amended guidance on January 1, 2022 using the modified retrospective transition method. The adoption did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

Significant Accounting Standards Issued but Not Yet Adopted
The following significant accounting standards were issued but not yet adopted by the Bancorp as of March 31, 2022:

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

ASU 2022-01 – Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method
In March 2022, the FASB issued ASU 2022-01, which clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and renames the last-of-layer method the portfolio layer method. Under current guidance, the last-of-layer method enables an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets without having to consider prepayment risk or credit risk when measuring those assets. ASU 2022-01 expands the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. It allows entities to designate multiple layers within a single closed portfolio as individual hedged items. Further, ASU 2022-01 clarifies that the fair value basis adjustments should be adjusted at the portfolio level and should not be allocated to individual assets within the portfolio. The amended guidance is effective for the Bancorp on January 1, 2023 with early adoption permitted. Upon adoption, the Bancorp may designate multiple hedged layers of a single closed portfolio on a prospective basis. The amendments related to the fair value basis adjustments should be applied on a modified retrospective basis by recording a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Bancorp may elect to apply the disclosure requirements prospectively or retrospectively. The Bancorp is in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

ASU 2022-02 – Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued ASU 2022-02, which eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and requires entities to evaluate all receivable modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. The amended guidance adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amended guidance also requires disclosure of current period gross charge-offs by year of origination within the vintage disclosures required by ASC 326. The amended guidance is effective for the Bancorp on January 1, 2023 with early adoption permitted. The amendments on TDR disclosures and vintage disclosures should be adopted prospectively. The elimination of the TDR guidance may be adopted either prospectively or using a modified retrospective transition method. The Bancorp is in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

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
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

March 31, 2022 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$1,729	—	(41)	1,688
Obligations of states and political subdivisions securities	18	—	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	11,066	40	(215)	10,891
Agency commercial mortgage-backed securities	25,369	120	(896)	24,593
Non-agency commercial mortgage-backed securities	5,125	5	(161)	4,969
Asset-backed securities and other debt securities	6,346	15	(206)	6,155
Other securities(a)	518	—	—	518
Total available-for-sale debt and other securities	$50,171	180	(1,519)	48,832
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$4	—	—	4
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$6	—	—	6
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $30, $486 and $2, respectively, at March 31, 2022, that are carried at cost.

December 31, 2021 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$85	1	—	86
Obligations of states and political subdivisions securities	18	—	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	8,432	368	(18)	8,782
Agency commercial mortgage-backed securities	18,236	784	(69)	18,951
Non-agency commercial mortgage-backed securities	4,364	128	(13)	4,479
Asset-backed securities and other debt securities	5,287	32	(44)	5,275
Other securities(a)	519	—	—	519
Total available-for-sale debt and other securities	$36,941	1,313	(144)	38,110
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$6	—	—	6
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$8	—	—	8
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $30, $486 and $3, respectively, at December 31, 2021, that are carried at cost.

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	March 31, 2022	December 31, 2021
Trading debt securities	$324	512
Equity securities	358	376

The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $109 million and $82 million at March 31, 2022 and December 31, 2021, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. As part of managing interest rate risk, the Bancorp acquires securities as a component of its MSR non-qualifying hedging strategy, with net gains or losses recorded in securities losses, net – non-qualifying hedges on mortgage servicing rights in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the components of net securities gains and losses recognized in the Condensed Consolidated Statements of Income, including those recognized related to the Bancorp’s non-qualifying hedging strategy for MSRs:

	For the three months ended March 31,
($ in millions)	2022	2021
Available-for-sale debt and other securities:
Realized gains	$3	2
Realized losses	—	(10)
Impairment losses	—	(7)
Net realized gains (losses) on available-for-sale debt and other securities	$3	(15)
Trading debt securities:
Net realized losses	(1)	(2)
Net unrealized gains	11	9
Net trading debt securities gains	$10	7
Equity securities:
Net realized gains	1	2
Net unrealized (losses) gains	(29)	7
Net equity securities (losses) gains	$(28)	9
Total (losses) gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$(15)	1
(a)Excludes $3 and $2 of net securities losses for the three months ended March 31, 2022 and 2021, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These losses are included in commercial banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

The Bancorp recognized impairment losses on available-for-sale debt and other securities of $7 million during the three months ended March 31, 2021. These losses related to certain securities in unrealized loss positions that the Bancorp intended to sell prior to recovery of their amortized cost bases. The Bancorp did not consider these losses to be credit-related.

At both March 31, 2022 and December 31, 2021, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during both the three months ended March 31, 2022 and 2021.

At March 31, 2022 and December 31, 2021, investment securities with a fair value of $9.7 billion and $11.2 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of March 31, 2022 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$926	923	1	1
Due after 1 year through 5 years	13,519	13,437	3	3
Due after 5 years through 10 years	22,391	21,811	—	—
Due after 10 years	12,817	12,143	2	2
Other securities	518	518	—	—
Total	$50,171	48,832	6	6
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

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
Obligations of states and political subdivisions securities	$1	—	—	—	1	—
U.S. Treasury and federal agencies securities	1,688	(41)	—	—	1,688	(41)
Agency residential mortgage-backed securities	7,613	(197)	153	(18)	7,766	(215)
Agency commercial mortgage-backed securities	14,945	(798)	858	(98)	15,803	(896)
Non-agency commercial mortgage-backed securities	3,994	(161)	—	—	3,994	(161)
Asset-backed securities and other debt securities	4,380	(191)	459	(15)	4,839	(206)
Total	$32,621	(1,388)	1,470	(131)	34,091	(1,519)
December 31, 2021
Agency residential mortgage-backed securities	$935	(10)	161	(8)	1,096	(18)
Agency commercial mortgage-backed securities	2,886	(49)	424	(20)	3,310	(69)
Non-agency commercial mortgage-backed securities	1,052	(13)	—	—	1,052	(13)
Asset-backed securities and other debt securities	2,870	(34)	367	(10)	3,237	(44)
Total	$7,743	(106)	952	(38)	8,695	(144)

At March 31, 2022 and December 31, 2021, $19 million and $2 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	March 31, 2022	December 31, 2021
Loans and leases held for sale:
Commercial and industrial loans	$22	7
Commercial mortgage loans	—	13
Commercial leases	1	1
Residential mortgage loans	2,593	4,394
Total loans and leases held for sale	$2,616	4,415
Portfolio loans and leases:
Commercial and industrial loans(a)	$53,909	51,659
Commercial mortgage loans	10,694	10,316
Commercial construction loans	5,420	5,241
Commercial leases	2,915	3,052
Total commercial loans and leases	$72,938	70,268
Residential mortgage loans	$17,144	16,397
Home equity	3,916	4,084
Indirect secured consumer loans	17,424	16,783
Credit card	1,690	1,766
Other consumer loans	2,753	2,752
Total consumer loans	$42,927	41,782
Total portfolio loans and leases	$115,865	112,050
(a)Includes $737 million and $1.3 billion as of March 31, 2022 and December 31, 2021, respectively, related to the SBA’s Paycheck Protection Program.

Portfolio loans and leases are recorded net of unearned income, which totaled $235 million and $244 million as of March 31, 2022 and December 31, 2021, respectively. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination), which totaled a net premium of $537 million and $498 million as of March 31, 2022 and December 31, 2021, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $328 million and $332 million at March 31, 2022 and December 31, 2021, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $15.4 billion and $15.3 billion as of March 31, 2022 and December 31, 2021, respectively, pledged at the FHLB, and loans of $53.5 billion and $50.9 billion at March 31, 2022 and December 31, 2021, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing(a)
($ in millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Commercial and industrial loans	$53,931	51,666	9	17
Commercial mortgage loans	10,694	10,329	2	1
Commercial construction loans	5,420	5,241	—	1
Commercial leases	2,916	3,053	—	—
Residential mortgage loans	19,737	20,791	14	72
Home equity	3,916	4,084	1	1
Indirect secured consumer loans	17,424	16,783	9	9
Credit card	1,690	1,766	14	15
Other consumer loans	2,753	2,752	1	1
Total loans and leases	$118,481	116,465	50	117
Less: Loans and leases held for sale	$2,616	4,415
Total portfolio loans and leases	$115,865	112,050
(a)Excludes government guaranteed residential mortgage loans.

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended March 31,
($ in millions)	2022	2021
Commercial and industrial loans	$9	27
Commercial mortgage loans	(1)	2
Commercial leases	—	(1)
Residential mortgage loans	(1)	—
Home equity	(1)	—
Indirect secured consumer loans	7	9
Credit card	13	25
Other consumer loans	8	9
Total net charge-offs	$34	71

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

The following table presents the components of the net investment in leases as of:

($ in millions)(a)	March 31, 2022	December 31, 2021
Net investment in direct financing leases:
Lease payment receivable (present value)	$812	886
Unguaranteed residual assets (present value)	143	147
Net premium on acquired leases	1	1
Net investment in sales-type leases:
Lease payment receivable (present value)	1,639	1,678
Unguaranteed residual assets (present value)	59	55
(a)Excludes $262 and $285 of leveraged leases at March 31, 2022 and December 31, 2021, respectively.

Interest income recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021 was $8 million and $12 million, respectively, for direct financing leases and $11 million and $10 million, respectively, for sales-type leases.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents undiscounted cash flows for both direct financing and sales-type leases for the remainder of 2022 through 2027 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of March 31, 2022 ($ in millions)	Direct Financing Leases	Sales-Type Leases
Remainder of 2022	$213	406
2023	216	409
2024	156	320
2025	111	265
2026	82	129
2027	44	100
Thereafter	43	117
Total undiscounted cash flows	$865	1,746
Less: Difference between undiscounted cash flows and discounted cash flows	53	107
Present value of lease payments (recognized as lease receivables)	$812	1,639

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $17 million and $15 million at March 31, 2022 and December 31, 2021, respectively, to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the residual value, in the net investment in leases. Refer to Note 6 for additional information on credit quality and the ALLL.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended March 31, 2022 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,102	235	555	1,892
Losses charged off(a)	(11)	(1)	(52)	(64)
Recoveries of losses previously charged off(a)	3	2	25	30
Provision for loan and lease losses	16	3	31	50
Balance, end of period	$1,110	239	559	1,908
(a)The Bancorp recorded $8 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the three months ended March 31, 2021 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,456	294	703	2,453
Losses charged off(a)	(35)	(1)	(73)	(109)
Recoveries of losses previously charged off(a)	7	1	30	38
Benefit from loan and lease losses	(99)	(47)	(28)	(174)
Balance, end of period	$1,329	247	632	2,208
(a)The Bancorp recorded $10 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of March 31, 2022 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$82	47	44	173
Collectively evaluated	1,028	192	515	1,735
Total ALLL	$1,110	239	559	1,908
Portfolio loans and leases:(b)
Individually evaluated	$572	549	321	1,442
Collectively evaluated	72,366	16,450	25,462	114,278
Total portfolio loans and leases	$72,938	16,999	25,783	115,720
(a)Includes $2 related to commercial leveraged leases at March 31, 2022.
(b)Excludes $145 of residential mortgage loans measured at fair value and includes $262 of commercial leveraged leases, net of unearned income at March 31, 2022.

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
(b)Excludes $154 of residential mortgage loans measured at fair value and includes $285 of commercial leveraged leases, net of unearned income at December 31, 2021.

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

For loans and leases that are collectively evaluated, the Bancorp utilizes models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. For the commercial portfolio segment, the estimates for probability of default are primarily based on internal ratings assigned to each commercial borrower on a 13-point scale and historical observations of how those ratings migrate to a default over time in the context of macroeconomic conditions. For loans with available credit, the estimate of the expected balance at the time of default considers expected utilization rates, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. For more information about the Bancorp’s processes for developing these models, estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit losses for individually evaluated loans, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost basis of the Bancorp’s commercial portfolio segment, by class and vintage, disaggregated by credit risk grade:

As of March 31, 2022 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial loans:
Pass	$1,270	4,635	1,823	1,038	491	897	40,918	—	51,072
Special mention	—	41	18	12	8	18	631	—	728
Substandard	14	40	56	26	50	209	1,714	—	2,109
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$1,284	4,716	1,897	1,076	549	1,124	43,263	—	53,909
Commercial mortgage owner-occupied loans:
Pass	$443	997	652	347	263	441	1,339	—	4,482
Special mention	6	36	33	45	12	5	64	—	201
Substandard	4	4	47	40	22	69	107	—	293
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner- occupied loans	$453	1,037	732	432	297	515	1,510	—	4,976
Commercial mortgage nonowner-occupied loans:
Pass	$481	572	653	578	269	371	1,985	—	4,909
Special mention	5	89	—	7	3	15	116	—	235
Substandard	44	144	41	4	3	10	328	—	574
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$530	805	694	589	275	396	2,429	—	5,718
Commercial construction loans:
Pass	$—	25	98	14	36	9	4,707	—	4,889
Special mention	—	—	—	—	—	—	198	—	198
Substandard	—	10	—	—	—	—	323	—	333
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	35	98	14	36	9	5,228	—	5,420
Commercial leases:
Pass	$102	891	401	270	216	970	—	—	2,850
Special mention	—	4	3	5	8	6	—	—	26
Substandard	—	6	2	7	9	15	—	—	39
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$102	901	406	282	233	991	—	—	2,915
Total commercial loans and leases:
Pass	$2,296	7,120	3,627	2,247	1,275	2,688	48,949	—	68,202
Special mention	11	170	54	69	31	44	1,009	—	1,388
Substandard	62	204	146	77	84	303	2,472	—	3,348
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	$2,369	7,494	3,827	2,393	1,390	3,035	52,430	—	72,938

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2021 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial loans:
Pass	$4,266	2,291	1,198	552	356	752	39,486	—	48,901
Special mention	37	22	12	29	22	5	665	—	792
Substandard	19	52	36	69	52	115	1,623	—	1,966
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$4,322	2,365	1,246	650	430	872	41,774	—	51,659
Commercial mortgage owner-occupied loans:
Pass	$1,082	804	471	296	183	331	1,141	—	4,308
Special mention	—	31	46	17	2	40	69	—	205
Substandard	22	38	3	12	3	27	91	—	196
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,104	873	520	325	188	398	1,301	—	4,709
Commercial mortgage nonowner-occupied loans:
Pass	$635	733	595	284	141	302	1,977	—	4,667
Special mention	89	12	11	5	7	9	162	—	295
Substandard	160	78	4	3	9	3	388	—	645
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$884	823	610	292	157	314	2,527	—	5,607
Commercial construction loans:
Pass	$50	69	11	37	—	9	4,488	—	4,664
Special mention	—	39	—	—	—	—	193	—	232
Substandard	17	—	—	—	—	—	328	—	345
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$67	108	11	37	—	9	5,009	—	5,241
Commercial leases:
Pass	$1,019	436	284	231	233	776	—	—	2,979
Special mention	4	4	5	9	—	8	—	—	30
Substandard	7	3	8	10	13	2	—	—	43
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$1,030	443	297	250	246	786	—	—	3,052
Total commercial loans and leases:
Pass	$7,052	4,333	2,559	1,400	913	2,170	47,092	—	65,519
Special mention	130	108	74	60	31	62	1,089	—	1,554
Substandard	225	171	51	94	77	147	2,430	—	3,195
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	$7,407	4,612	2,684	1,554	1,021	2,379	50,611	—	70,268

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of March 31, 2022 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans(b)	$53,789	86	34	120	53,909	9
Commercial mortgage owner-occupied loans	4,968	5	3	8	4,976	1
Commercial mortgage nonowner-occupied loans	5,710	5	3	8	5,718	1
Commercial construction loans	5,411	9	—	9	5,420	—
Commercial leases	2,905	7	3	10	2,915	—
Total portfolio commercial loans and leases	$72,783	112	43	155	72,938	11
(a)Includes accrual and nonaccrual loans and leases.
(b)Includes loans related to the SBA’s Paycheck Protection Program of which $5 were 30-89 days past due and $2 were 90 days or more past due.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2021 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans(b)	$51,549	61	49	110	51,659	17
Commercial mortgage owner-occupied loans	4,701	4	4	8	4,709	1
Commercial mortgage nonowner-occupied loans	5,606	—	1	1	5,607	—
Commercial construction loans	5,241	—	—	—	5,241	1
Commercial leases	3,035	16	1	17	3,052	—
Total portfolio commercial loans and leases	$70,132	81	55	136	70,268	19
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

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans and the performing versus nonperforming status is presented in the following table. Loans and leases which received payment deferrals or forbearances as part of the Bancorp’s COVID-19 customer relief programs are generally not reported as delinquent during the forbearance or deferral period if the loan or lease was less than 30 days past due at March 1, 2020 (the effective date of the COVID-19 national emergency declaration) unless the loan or lease subsequently becomes delinquent according to its modified terms. Refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

For collectively evaluated loans in the consumer and residential mortgage portfolio segments, the Bancorp’s expected credit loss models primarily utilize the borrower’s FICO score and delinquency history in combination with macroeconomic conditions when estimating the probability of default. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. The expected balance at the estimated date of default is also particularly significant for portfolio classes which generally have longer terms (such as residential mortgage loans and home equity) and portfolio classes containing a high concentration of loans with revolving privileges (such as home equity). The estimate of the expected balance at the time of default considers expected prepayment and utilization rates where applicable, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. Refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Bancorp’s process for developing these models and its process for estimating credit losses for periods beyond the reasonable and supportable forecast period.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both age and performing versus nonperforming status:

As of March 31, 2022 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$1,124	5,773	3,255	1,203	413	5,116	—	—	16,884
30-89 days past due	—	—	1	1	1	12	—	—	15
90 days or more past due	—	—	1	—	1	10	—	—	12
Total performing	1,124	5,773	3,257	1,204	415	5,138	—	—	16,911
Nonperforming	—	1	2	2	3	80	—	—	88
Total residential mortgage loans(b)	$1,124	5,774	3,259	1,206	418	5,218	—	—	16,999
Home equity:
Performing:
Current	$—	2	5	12	16	106	3,657	15	3,813
30-89 days past due	—	—	—	—	—	3	22	—	25
90 days or more past due	—	—	—	—	—	1	—	—	1
Total performing	—	2	5	12	16	110	3,679	15	3,839
Nonperforming	—	—	—	—	—	10	66	1	77
Total home equity	$—	2	5	12	16	120	3,745	16	3,916
Indirect secured consumer loans:
Performing:
Current	$2,591	7,860	3,715	1,901	741	477	—	—	17,285
30-89 days past due	4	32	25	24	14	9	—	—	108
90 days or more past due	—	3	2	2	1	1	—	—	9
Total performing	2,595	7,895	3,742	1,927	756	487	—	—	17,402
Nonperforming	—	1	9	5	4	3	—	—	22
Total indirect secured consumer loans	$2,595	7,896	3,751	1,932	760	490	—	—	17,424
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,636	—	1,636
30-89 days past due	—	—	—	—	—	—	17	—	17
90 days or more past due	—	—	—	—	—	—	14	—	14
Total performing	—	—	—	—	—	—	1,667	—	1,667
Nonperforming	—	—	—	—	—	—	23	—	23
Total credit card	$—	—	—	—	—	—	1,690	—	1,690
Other consumer loans:
Performing:
Current	$122	642	465	238	153	135	974	10	2,739
30-89 days past due	—	3	2	2	2	1	2	—	12
90 days or more past due	—	—	—	1	—	—	—	—	1
Total performing	122	645	467	241	155	136	976	10	2,752
Nonperforming	—	—	—	—	—	—	1	—	1
Total other consumer loans	$122	645	467	241	155	136	977	10	2,753
Total residential mortgage and consumer loans:
Performing:
Current	$3,837	14,277	7,440	3,354	1,323	5,834	6,267	25	42,357
30-89 days past due	4	35	28	27	17	25	41	—	177
90 days or more past due	—	3	3	3	2	12	14	—	37
Total performing	3,841	14,315	7,471	3,384	1,342	5,871	6,322	25	42,571
Nonperforming	—	2	11	7	7	93	90	1	211
Total residential mortgage and consumer loans(b)	$3,841	14,317	7,482	3,391	1,349	5,964	6,412	26	42,782
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2022, $64 of these loans were 30-89 days past due and $172 were 90 days or more past due. The Bancorp recognized $1 of losses during the three months ended March 31, 2022 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $145 of residential mortgage loans measured at fair value at March 31, 2022.

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	March 31, 2022	December 31, 2021
Commercial loans and leases:
Commercial and industrial loans	$470	467
Commercial mortgage owner-occupied loans	15	22
Commercial mortgage nonowner-occupied loans	28	31
Commercial construction loans	56	56
Commercial leases	3	3
Total commercial loans and leases	$572	579
Residential mortgage loans	57	60
Consumer loans:
Home equity	54	58
Indirect secured consumer loans	7	8
Total consumer loans	$61	66
Total portfolio loans and leases	$690	705

Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial, credit card and consumer loans which do not meet the requirements to be classified as a performing asset; and certain other assets, including OREO and other repossessed property.

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	March 31, 2022			December 31, 2021
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$167	105	272	151	128	279
Commercial mortgage owner-occupied loans	8	12	20	10	13	23
Commercial mortgage nonowner-occupied loans	22	—	22	22	3	25
Commercial construction loans	6	—	6	6	—	6
Commercial leases	3	—	3	3	1	4
Total nonaccrual portfolio commercial loans and leases	$206	117	323	192	145	337
Residential mortgage loans	45	43	88	14	19	33
Consumer loans:
Home equity	55	22	77	53	24	77
Indirect secured consumer loans	17	5	22	21	6	27
Credit card	23	—	23	23	—	23
Other consumer loans	1	—	1	1	—	1
Total nonaccrual portfolio consumer loans	$96	27	123	98	30	128
Total nonaccrual portfolio loans and leases(a)(b)	$347	187	534	304	194	498
OREO and other repossessed property	—	32	32	—	29	29
Total nonperforming portfolio assets(a)(b)	$347	219	566	304	223	527
(a)Excludes $4 and $15 of nonaccrual loans held for sale as of March 31, 2022 and December 31, 2021, respectively.
(b)Includes $20 and $26 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of March 31, 2022 and December 31, 2021, respectively, of which $11 are restructured nonaccrual government insured commercial loans as of both March 31, 2022 and December 31, 2021.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the three months ended March 31, 2022 and 2021.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $144 million and $84 million as of March 31, 2022 and December 31, 2021, respectively.

Troubled Debt Restructurings
A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs include concessions granted under reorganization, arrangement or other provisions of the Federal Bankruptcy Act. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of a loan may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, the extent of collateral, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the expected credit loss as either the difference between the amortized cost of the loan and the fair value of collateral less cost to sell or the difference between the estimated future cash flows expected to be collected on the modified loan, discounted at the original effective yield of the loan, and the carrying value of the loan. The resulting measurement may result in the need for minimal or no allowance regardless of which is used because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR that is not collateral-dependent, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the amortized cost basis of the loan. Conversely, upon a modification that reduces the stated interest rate on a loan that is not collateral-dependent, the Bancorp recognizes an increase to the ALLL. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower are treated as nonaccrual collateral-dependent loans with a charge-off recognized to reduce the carrying values of such loans to the fair value of the related collateral less costs to sell. Certain loan modifications which were made in response to the COVID-19 pandemic were not evaluated for classification as a TDR. Refer to the Regulatory Developments Related to the COVID-19 Pandemic section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $147 million and $65 million, respectively, as of March 31, 2022 compared to $121 million and $66 million, respectively, as of December 31, 2021.

The following tables provide a summary of portfolio loans, by class, modified in a TDR by the Bancorp during the three months ended:

March 31, 2022 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis of Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	30	$91	13	—
Commercial mortgage owner-occupied loans	5	4	(1)	—
Residential mortgage loans	260	42	3	—
Consumer loans:
Home equity	52	7	(1)	—
Indirect secured consumer loans	1,274	27	—	—
Credit card	1,121	6	2	—
Total portfolio loans	2,742	$177	16	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2021 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis in Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	19	$6	1	—
Commercial mortgage owner-occupied loans	1	4	—	—
Commercial mortgage nonowner-occupied loans	3	25	—	—
Residential mortgage loans	178	36	1	—
Consumer loans:
Home equity	58	3	(1)	—
Indirect secured consumer loans	1,743	43	1	—
Credit card	1,795	10	3	—
Total portfolio loans	3,797	$127	5	—
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

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended March 31, 2022 and 2021 and were within 12 months of the restructuring date:

March 31, 2022 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	6	$—
Residential mortgage loans	29	3
Consumer loans:
Home equity	10	1
Indirect secured consumer loans	25	—
Credit card	105	1
Total portfolio loans	175	$5
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

March 31, 2021 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial mortgage nonowner-occupied loans	1	$25
Residential mortgage loans	35	4
Consumer loans:
Home equity	12	1
Indirect secured consumer loans	26	1
Credit card	23	—
Total portfolio loans	97	$31
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of:

($ in millions)	March 31, 2022	December 31, 2021
Equipment	$2,401	2,392
Buildings(a)	1,653	1,668
Land and improvements(a)	638	645
Leasehold improvements	519	517
Construction in progress(a)	78	84
Bank premises and equipment held for sale:
Land and improvements	18	18
Buildings	7	6
Accumulated depreciation and amortization	(3,212)	(3,210)
Total bank premises and equipment	$2,102	2,120
(a)Buildings, land and improvements and construction in progress included $35 and $39 associated with parcels of undeveloped land intended for future branch expansion at March 31, 2022 and December 31, 2021, respectively.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service banking centers at certain locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. The Bancorp closed a total of 41 banking centers throughout its footprint during the three months ended March 31, 2022.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were immaterial and $2 million for the three months ended March 31, 2022 and 2021, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

8. Operating Lease Equipment
Operating lease equipment was $622 million and $616 million at March 31, 2022 and December 31, 2021, respectively, net of accumulated depreciation of $312 million and $304 million at March 31, 2022 and December 31, 2021, respectively. The Bancorp recorded lease income of $36 million and $39 million relating to lease payments for operating leases in leasing business revenue in the Condensed Consolidated Statements of Income during the three months ended March 31, 2022 and 2021, respectively. Depreciation expense related to operating lease equipment was $29 million and $32 million during the three months ended March 31, 2022 and 2021, respectively. The Bancorp received payments of $36 million and $39 million related to operating leases during the three months ended March 31, 2022 and 2021, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized $2 million and $25 million of impairment losses associated with operating lease assets during the three months ended March 31, 2022 and 2021, respectively. The recognized impairment losses were recorded in leasing business revenue in the Condensed Consolidated Statements of Income.

The following table presents future lease payments receivable from operating leases for the remainder of 2022 through 2027 and thereafter:

As of March 31, 2022 ($ in millions)	Undiscounted Cash Flows
Remainder of 2022	$102
2023	114
2024	79
2025	53
2026	32
2027	15
Thereafter	18
Total operating lease payments	$413

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
9. Lease Obligations – Lessee
The Bancorp leases certain banking centers, ATM sites, land for owned buildings and equipment. The Bancorp’s lease agreements typically do not contain any residual value guarantees or any material restrictive covenants. For more information on the accounting for lease obligations, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	March 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	Other assets	$442	427
Finance lease right-of-use assets	Bank premises and equipment	143	145
Total right-of-use assets(a)		$585	572
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$533	520
Finance lease liabilities	Long-term debt	148	149
Total lease liabilities		$681	669
(a)    Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $213 and $51, respectively, as of March 31, 2022, and $198 and $47, respectively, as of December 31, 2021.

The following table presents the components of lease costs:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
		2022	2021
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$5	5
Interest on lease liabilities	Interest on long-term debt	1	1
Total finance lease costs		$6	6
Operating lease cost	Net occupancy expense	$20	20
Short-term lease cost	Net occupancy expense	—	1
Variable lease cost	Net occupancy expense	7	8
Sublease income	Net occupancy expense	(1)	(1)
Total operating lease costs		$26	28
Total lease costs		$32	34

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized $1 million and an immaterial amount of impairment losses and termination charges for the ROU assets related to certain operating leases during the three months ended March 31, 2022 and 2021, respectively. The recognized losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for the remainder of 2022 through 2027 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities:

As of March 31, 2022 ($ in millions)	Operating Leases	Finance Leases	Total
Remainder of 2022	$66	16	82
2023	81	19	100
2024	73	19	92
2025	66	12	78
2026	57	7	64
2027	50	7	57
Thereafter	223	107	330
Total undiscounted cash flows	$616	187	803
Less: Difference between undiscounted cash flows and discounted cash flows	83	39	122
Present value of lease liabilities	$533	148	681

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases	9.49	8.92
Finance leases	14.76	14.70
Weighted-average discount rate:
Operating leases	2.87%	2.88
Finance leases	2.69	2.74

The following table presents information related to lease transactions for the three months ended March 31:

($ in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$22	22
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	4	3
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

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 31, 2022
Core deposit intangibles	$229	(161)	68
Developed technology	62	(5)	57
Customer relationships	25	(8)	17
Operating leases	10	(8)	2
Other	4	(3)	1
Total intangible assets	$330	(185)	145
As of December 31, 2021
Core deposit intangibles	$229	(153)	76
Developed technology	62	(3)	59
Customer relationships	25	(7)	18
Operating leases	11	(9)	2
Other	4	(3)	1
Total intangible assets	$331	(175)	156

As of March 31, 2022, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $11 million and $12 million for the three months ended March 31, 2022 and 2021, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of March 31, 2022. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2022 through 2026 is as follows:

($ in millions)	Total
Remainder of 2022	$29
2023	32
2024	24
2025	17
2026	11

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

Consolidated VIEs
The Bancorp has consolidated a VIE related to an automobile loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets for the consolidated VIE as of:

($ in millions)	March 31, 2022	December 31, 2021
Assets:
Other short-term investments	$24	24
Indirect secured consumer loans	266	322
ALLL	(2)	(2)
Other assets	2	2
Total assets	$290	346
Liabilities:
Other liabilities	$—	1
Long-term debt	209	263
Total liabilities	$209	264

The Bancorp previously completed a securitization transaction in which the Bancorp transferred certain consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. In this securitization transaction, the primary purpose of the VIE was to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIE and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. As a result, the Bancorp concluded that it is the primary beneficiary of the VIE and has consolidated this VIE. The assets of the VIE are restricted to the settlement of the asset-backed securities and other obligations of the VIE. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp.

The economic performance of the VIE is most significantly impacted by the performance of the underlying loans. The principal risks to which the VIE is exposed include credit risk and prepayment risk. The credit and prepayment risks are managed through credit enhancements in the form of reserve accounts, overcollateralization, excess interest on the loans and the subordination of certain classes of asset-backed securities to other classes.

Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

March 31, 2022 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,683	529	1,683
Private equity investments	143	—	278
Loans provided to VIEs	3,668	—	5,171
Lease pool entities	66	—	66

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2021 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,705	580	1,705
Private equity investments	133	—	257
Loans provided to VIEs	3,386	—	4,873
Lease pool entities	68	—	68

CDC investments
CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing and revitalize business and residential areas. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp has determined that it is not the primary beneficiary of these VIEs because it lacks the power to direct the activities that most significantly impact the economic performance of the underlying project or the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the managing members who exercise full and exclusive control of the operations of the VIEs. For information regarding the Bancorp’s accounting for these investments, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

At both March 31, 2022 and December 31, 2021, the Bancorp’s CDC investments included $1.4 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $521 million and $573 million at March 31, 2022 and December 31, 2021, respectively. The unfunded commitments as of March 31, 2022 are expected to be funded from 2022 to 2039.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income related to these investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended March 31,
($ in millions)		2022	2021
Proportional amortization	Applicable income tax expense	$35	44
Tax credits and other benefits	Applicable income tax expense	(41)	(51)
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three months ended March 31, 2022 and 2021.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
in previous tables. Also, at March 31, 2022 and December 31, 2021, the Bancorp’s unfunded commitment amounts to the private equity funds were $135 million and $124 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $9 million and $2 million during the three months ended March 31, 2022 and 2021, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. At both March 31, 2022 and December 31, 2021, the Bancorp’s unfunded commitments to these entities were $1.5 billion. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three months ended March 31, 2022 and 2021. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended March 31,
($ in millions)	2022	2021
Residential mortgage loan sales(a)	$3,400	3,207

Origination fees and gains on loan sales	25	89
Gross mortgage servicing fees	71	59
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the three months ended March 31:

($ in millions)	2022	2021
Balance, beginning of period	$1,121	656
Servicing rights originated	47	39
Servicing rights purchased	139	18
Changes in fair value:
Due to changes in inputs or assumptions(a)	190	152
Other changes in fair value(b)	(53)	(81)
Balance, end of period	$1,444	784
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended March 31,
($ in millions)	2022	2021
Securities losses, net – non-qualifying hedges on mortgage servicing rights	$(1)	(2)
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(181)	(134)
MSR fair value adjustment due to changes in inputs or assumptions(a)	190	152
(a)Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended March 31, 2022 and 2021 were as follows:

	March 31, 2022			March 31, 2021
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	7.3	8.1%	729	5.9	11.6%	612
Adjustable-rate	2.8	27.7	798	—	—	—

At March 31, 2022 and December 31, 2021, the Bancorp serviced $97.7 billion and $89.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At March 31, 2022, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

			Prepayment Speed Assumption				OAS Assumption
	Fair Value ($ in millions)(a)	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,439	8.1	6.7%	$(41)	(78)	(175)	749	$(43)	(83)
Adjustable-rate	5	4.5	19.7	(1)	(1)	(2)	1,092	—	—
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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of March 31, 2022 and December 31, 2021, the balance of collateral held by the Bancorp for derivative assets was $1.2 billion and $1.1 billion, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $759 million and $771 million as of March 31, 2022 and December 31, 2021, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of March 31, 2022 and December 31, 2021, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $11 million and $20 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of March 31, 2022 and December 31, 2021, the balance of collateral posted by the Bancorp for derivative liabilities was $2.3 billion and $1.3 billion, respectively. Additionally, as of March 31, 2022 and December 31, 2021, $465 million and $570 million, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both March 31, 2022 and December 31, 2021, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
March 31, 2022 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$1,955	266	27
Total fair value hedges		266	27
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	46	—
Interest rate swaps related to C&I loans	8,000	—	2
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	—	15
Total cash flow hedges		46	17
Total derivatives designated as qualifying hedging instruments		312	44
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	4,965	57	1
Forward contracts related to residential mortgage loans held for sale(b)	2,505	40	7
Swap associated with the sale of Visa, Inc. Class B Shares	3,627	—	198
Foreign exchange contracts	187	—	3
Interest rate contracts for collateral management	12,000	7	7
Interest rate contracts for LIBOR transition	2,372	—	—
Total free-standing derivatives – risk management and other business purposes		104	216
Free-standing derivatives – customer accommodation:
Interest rate contracts(a)	76,263	423	674
Interest rate lock commitments	773	8	2
Commodity contracts	14,720	3,056	2,951
TBA securities	48	—	—
Foreign exchange contracts	22,264	367	354
Total free-standing derivatives – customer accommodation		3,854	3,981
Total derivatives not designated as qualifying hedging instruments		3,958	4,197
Total		$4,270	4,241
(a)Derivative assets and liabilities are presented net of variation margin of $316 and $80, respectively.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
December 31, 2021 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$1,955	393	2
Interest rate swaps related to available-for-sale debt and other securities	445	7	—
Total fair value hedges		400	2
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	122	—
Interest rate swaps related to C&I loans	8,000	—	1
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	—	—
Total cash flow hedges		122	1
Total derivatives designated as qualifying hedging instruments		522	3
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	6,260	140	—
Forward contracts related to residential mortgage loans held for sale(b)	1,952	2	2
Swap associated with the sale of Visa, Inc. Class B Shares	3,545	—	214
Foreign exchange contracts	158	—	1
Interest rate contracts for collateral management	12,000	5	4
Interest rate contracts for LIBOR transition	2,372	—	—
Total free-standing derivatives – risk management and other business purposes		147	221
Free-standing derivatives – customer accommodation:
Interest rate contracts(a)	76,061	578	232
Interest rate lock commitments	673	12	—
Commodity contracts	12,376	1,326	1,260
TBA securities	55	—	—
Foreign exchange contracts	23,148	323	297
Total free-standing derivatives – customer accommodation		2,239	1,789
Total derivatives not designated as qualifying hedging instruments		2,386	2,010
Total		$2,908	2,013
(a)Derivative assets and liabilities are presented net of variation margin of $104 and $472, respectively.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments.

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate or to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate. Decisions to enter into these interest rate swaps are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of March 31, 2022, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of March 31, 2022 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table reflects the changes in fair value of interest rate contracts, designated as fair value hedges and the changes in fair value of the related hedged items attributable to the risk being hedged, as well as the line items in the Condensed Consolidated Statements of Income in which the corresponding gains or losses are recorded:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2022	2021
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(152)	(145)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	152	145
Available-for-sale debt and other securities:
Change in fair value of interest rate swaps hedging available-for-sale debt and other securities	Interest on securities	8	—
Change in fair value of hedged available-for-sale debt and other securities attributable to the risk being hedged	Interest on securities	(8)	—

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	March 31, 2022	December 31, 2021
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$2,187	2,339
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	244	396
Available-for-sale debt and other securities:
Carrying amount of the hedged items(a)	Available-for-sale debt and other securities	—	465
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Available-for-sale debt and other securities	—	(8)
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(15)	—
(a)The carrying amount represents the amortized cost basis of the hedged items (which excludes unrealized gains and losses) plus the fair value hedging adjustments.

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of March 31, 2022, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of March 31, 2022, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 34 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of March 31, 2022 and December 31, 2021, $20 million and $353 million, respectively, of net deferred losses and net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of March 31, 2022, $63 million in net unrealized gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to March 31, 2022.

During both the three months ended March 31, 2022 and 2021, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the pre-tax net (losses) gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended March 31,
($ in millions)	2022	2021
Amount of pre-tax net losses recognized in OCI	$(407)	(84)
Amount of pre-tax net gains reclassified from OCI into net income	78	72

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2022	2021
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$33	67
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(181)	(134)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(2)	(2)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(11)	(13)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The total notional amount of the risk participation agreements was $3.7 billion and $3.8 billion at March 31, 2022 and December 31, 2021, respectively, and the fair value was a liability of $8 million at both March 31, 2022 and December 31, 2021 which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2022, the risk participation agreements had a weighted-average remaining life of 3.4 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2022	December 31, 2021
Pass	$3,676	3,733
Special mention	—	13
Substandard	34	34
Total	$3,710	3,780

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2022	2021
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$16	7
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	6	15
Interest rate lock commitments	Mortgage banking net revenue	—	32
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	9	5
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	1
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	16	14
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	2	2
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	—

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of March 31, 2022
Derivative assets	$4,262	(1,456)	(484)	2,322
Derivative liabilities	4,239	(1,456)	(1,560)	1,223
As of December 31, 2021
Derivative assets	$2,896	(837)	(548)	1,511
Derivative liabilities	2,013	(837)	(712)	464
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

14. Other Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	March 31, 2022	December 31, 2021
Securities sold under repurchase agreements	$501	544
Derivative collateral	371	436
Total other short-term borrowings	$872	980

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both March 31, 2022 and December 31, 2021, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	March 31, 2022	December 31, 2021
Commitments to extend credit	$79,019	80,641
Forward contracts related to residential mortgage loans held for sale	2,505	1,952
Letters of credit	2,067	1,953
Purchase obligations	147	160
Capital commitments for private equity investments	135	124
Capital expenditures	79	78

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2022 and December 31, 2021, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $177 million and $182 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2022	December 31, 2021
Pass	$77,009	78,298
Special mention	698	1,058
Substandard	1,312	1,285
Total commitments to extend credit	$79,019	80,641

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of March 31, 2022:

($ in millions)
Less than 1 year(a)	$1,038
1 - 5 years(a)	1,028
Over 5 years	1
Total letters of credit	$2,067
(a)Includes $1 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both March 31, 2022 and December 31, 2021 and are considered guarantees in accordance with U.S. GAAP. Approximately 68% and 71% of the total standby letters of credit were collateralized as of March 31, 2022 and December 31, 2021, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $25 million and $24 million at March 31, 2022 and December 31, 2021, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2022	December 31, 2021
Pass	$1,905	1,778
Special mention	22	40
Substandard	140	135
Total letters of credit	$2,067	1,953

At March 31, 2022 and December 31, 2021, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of March 31, 2022 and December 31, 2021, total VRDNs, of which FTS was the remarketing agent for all, were $460 million and $464 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $112 million and $118 million of the VRDNs remarketed by FTS at March 31, 2022 and December 31, 2021, respectively. These letters of credit are included in the total letters of credit balance provided in the previous tables. The Bancorp held $1 million of these VRDNs in its portfolio and classified them as trading debt securities at both March 31, 2022 and December 31, 2021.

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

Residential mortgage loans sold with representation and warranty provisions
Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. A contractual liability arises only in the event of a breach of these representations and warranties and, in general, only when a loss results from the breach. The Bancorp may be required to repurchase any previously sold loan, or indemnify or make whole the investor or insurer for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. For more information on how the Bancorp establishes the residential mortgage repurchase reserve, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021.

As of both March 31, 2022 and December 31, 2021, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $9 million, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of March 31, 2022 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $10 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

During both the three months ended March 31, 2022 and 2021, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $14 million and $10 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended March 31, 2022 and 2021 were $23 million and $10 million, respectively. Total outstanding repurchase demand inventory was $12 million and $18 million at March 31, 2022 and December 31, 2021, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $23 million and $20 million at March 31, 2022 and December 31, 2021, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both March 31, 2022 and December 31, 2021.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through March 31, 2022, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $198 million at March 31, 2022 and $214 million at December 31, 2021. Refer to Note 13 and Note 20 for further information.

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

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12
Q4 2021	250	11
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

Klopfenstein v. Fifth Third Bank
On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class action lawsuits were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorneys’ fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On May 28, 2019, the Sixth Circuit Court of Appeals reversed the dismissal of plaintiffs’ breach of contract claim and remanded for further proceedings. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $280 million, plus interest under Ohio law. On March 26, 2021, the trial court granted plaintiffs’ motion for class certification. The court has set a trial date in April 2023.

Helton v. Fifth Third Bank
On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank, Case No. 2015003814). The plaintiffs alleged breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit sought over $800 million in alleged damages, attorneys’ fees, removal of Fifth Third as trustee, and injunctive relief. On April 20, 2018, the Court denied plaintiffs’ motion for summary judgment and granted summary judgment to Fifth Third, dismissing the case in its entirety. On December 18, 2019, the Ohio Court of Appeals affirmed the Probate Court’s dismissal of all of plaintiffs’ claims based upon allegations of Fifth Third’s alleged failure to diversify assets held in two trusts for plaintiffs’ benefit. The appeals court reversed summary judgment on one claim related to Fifth Third’s alleged unjust enrichment through its receipt of certain fees in managing the trusts. The Court of Appeals remanded the case to the Probate Court for further consideration of the lone surviving claim, which comprises a small fraction of the damages originally sought by plaintiffs in the lawsuit. Plaintiffs filed an appeal to the Ohio Supreme Court, seeking review of the decision from the Ohio Court of Appeals. On April 14, 2020, the Ohio Supreme Court announced its denial of plaintiffs’ request for review, and subsequently denied plaintiffs’ request for reconsideration. Thereafter, the case returned to the trial court for further adjudication of the lone surviving claim. On July 28, 2021 the trial court issued an order granting summary judgment to Fifth

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Third on a portion of plaintiffs’ unjust enrichment claim, leaving the remainder of the claim to be resolved at trial. Plaintiffs appealed the order granting partial summary judgment on the unjust enrichment claim. Plaintiffs abandoned the remainder of the unjust enrichment claim on appeal and the trial court has vacated the trial date. On March 30, 2022, the appellate court affirmed the trial court’s grant of summary judgment.

Bureau of Consumer Financial Protection v. Fifth Third Bank, National Association
On March 9, 2020, the CFPB filed a lawsuit against Fifth Third in the United States District Court for the Northern District of Illinois entitled CFPB v. Fifth Third Bank, National Association, Case No. 1:20-CV-1683 (N.D. Ill.) (ABW), alleging violations of the Consumer Financial Protection Act, TILA, and Truth in Savings Act related to Fifth Third’s alleged opening of unspecified numbers of allegedly unauthorized credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The CFPB seeks unspecified amounts of civil monetary penalties as well as unspecified customer remediation. On February 12, 2021, the court granted Fifth Third’s motion to transfer venue to the United States District Court for the Southern District of Ohio. The case is currently in discovery and no trial date has been set.

Shareholder Litigation
On April 7, 2020, Plaintiff Lee Christakis filed a putative class action lawsuit against Fifth Third Bancorp, Fifth Third Chairman and Chief Executive Officer Greg D. Carmichael, and former Fifth Third Chief Financial Officer Tayfun Tuzun in the U.S. District Court for the Northern District of Illinois entitled Lee Christakis, individually and on behalf of all others similarly situated v. Fifth Third Bancorp, et al., Case No. 1:20-cv-2176 (N.D. Ill). The case brings two claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Defendants made material misstatements and omissions in connection with the alleged unauthorized opening of credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The plaintiff seeks certification of a class, unspecified damages, attorneys’ fees and costs. On June 29, 2020, the Court appointed Heavy & General Laborers’ Local 472 & 172 Pension and Annuity Funds as lead plaintiff, and Robins Geller Rudman & Dowd LLP as lead counsel for the plaintiff. On September 14, 2020, the lead plaintiff filed its amended consolidated complaint. On April 27, 2021, the Court granted the defendants’ motion to dismiss without prejudice, and provided the plaintiff with leave to amend to attempt to cure the deficiencies. On October 8, 2021, the plaintiff filed an amended complaint.

On July 31, 2020, a second putative shareholder class action lawsuit captioned Dr. Steven Fox, individually and on behalf of all others similarly situated v. Fifth Third Bancorp, et al., Case No. 2020CH05219 was filed on behalf of former shareholders of MB Financial, Inc. in the Cook County, Illinois Circuit Court. The suit brings claims for violation of Sections 11 and 12(a)(2) of the Securities Act of 1933, alleging that the Bancorp and certain of its officers and directors made material misstatements and omissions regarding the alleged improper cross-selling strategy in filings made in connection with the Bancorp’s merger with MB Financial, Inc. On March 19, 2021, the trial court denied the defendants’ motion to dismiss. The case is currently in discovery and no trial date has been set.

In addition, shareholder derivative lawsuits have been filed seeking monetary damages on behalf of the Bancorp alleging certain claims against various officers and directors relating to an alleged improper cross-selling strategy. Five lawsuits have been consolidated into a single action pending in the U.S. District Court for the Northern District of Illinois captioned In re Fifth Third Bancorp Derivative Litigation, Case No. 1:20-cv-04115. Those cases consist of: (1) Pemberton v. Carmichael, et al., Case No. 20-cv-4115 (filed July 13, 2020); (2) Meyer v. Carmichael, et al., Case No. 20-cv-4244 (filed July 17, 2020); (3) Cox v. Carmichael, et al., Case No. 20-cv-4660 (filed August 7, 2020); (4) Hansen v. Carmichael, et al., Case No. 20-cv-5339 (filed September 10, 2020); and (5) Reese v. Carmichael, et al., Case No. 1:21-cv-01631 (filed November 4, 2020 originally as Case No. 20-cv-866 in the Southern District of Ohio). On March 31, 2022, the district court granted the defendants’ motion to dismiss those cases without prejudice. On April 29, 2022, plaintiffs filed an amended complaint. Also separately pending in the Hamilton County, Ohio Court of Common Pleas is Sandys v. Carmichael, et al., Case No. A2004539 (filed December 28, 2020) and The City of Miami Firefighters’ and Police Officers’ Retirement Trust v. Carmichael, et al., Case No. A2200330 (filed January 27, 2022). On April 18, 2022, the Sandys shareholder voluntarily dismissed the lawsuit without prejudice.

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

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings, in an aggregate amount up to approximately $60 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

17. Income Taxes
The applicable income tax expense was $118 million and $189 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 were 19.2% and 21.4%, respectively.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
18. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
March 31, 2022 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(2,505)	576	(1,929)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(3)	1	(2)
Net unrealized losses on available-for-sale debt securities	(2,508)	577	(1,931)	891	(1,931)	(1,040)

Unrealized holding losses on cash flow hedge derivatives arising during period	(407)	94	(313)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(78)	18	(60)
Net unrealized losses on cash flow hedge derivatives	(485)	112	(373)	353	(373)	(20)

Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(33)	1	(32)

Other	—	—	—	(4)	—	(4)
Total	$(2,992)	689	(2,303)	1,207	(2,303)	(1,096)

	Total OCI			Total AOCI
March 31, 2021 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(914)	214	(700)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	15	(4)	11
Net unrealized gains on available-for-sale debt securities	(899)	210	(689)	1,931	(689)	1,242

Unrealized holding losses on cash flow hedge derivatives arising during period	(84)	20	(64)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(72)	15	(57)
Net unrealized gains on cash flow hedge derivatives	(156)	35	(121)	718	(121)	597

Reclassification of amounts to net periodic benefit costs	2	(1)	1
Defined benefit pension plans, net	2	(1)	1	(44)	1	(43)

Other	—	—	—	(4)	—	(4)
Total	$(1,053)	244	(809)	2,601	(809)	1,792

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2022	2021
Net unrealized (losses) gains on available-for-sale debt securities:(b)
Net gains (losses) included in net income	Securities (losses) gains, net	$3	(15)
	Income before income taxes	3	(15)
	Applicable income tax expense	(1)	4
	Net income	2	(11)
Net unrealized (losses) gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	78	72
	Income before income taxes	78	72
	Applicable income tax expense	(18)	(15)
	Net income	60	57
Net periodic benefit costs:(b)
Amortization of net actuarial loss	Compensation and benefits(a)	(1)	(2)
	Income before income taxes	(1)	(2)
	Applicable income tax expense	—	1
	Net income	(1)	(1)

Total reclassifications for the period	Net income	$61	45
(a)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 22 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information.
(b)Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
19. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2022			2021
For the three months ended March 31, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$474			$674
Less: Income allocated to participating securities	1			2
Net income allocated to common shareholders	$473	688	$0.69	$672	714	$0.94
Earnings Per Diluted Share:
Net income available to common shareholders	$474			$674
Effect of dilutive securities:
Stock-based awards	—	8		—	9
Net income available to common shareholders plus assumed conversions	$474			$674
Less: Income allocated to participating securities	1			2
Net income allocated to common shareholders plus assumed conversions	$473	696	$0.68	$672	723	$0.93

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three months ended March 31, 2022 and 2021 excludes 1 million shares and an immaterial amount, respectively, of stock-based awards because their inclusion would have been anti-dilutive.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
20. Fair Value Measurements
The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of:

	Fair Value Measurements Using
March 31, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$1,688	—	—	1,688
Obligations of states and political subdivisions securities	—	18	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	10,891	—	10,891
Agency commercial mortgage-backed securities	—	24,593	—	24,593
Non-agency commercial mortgage-backed securities	—	4,969	—	4,969
Asset-backed securities and other debt securities	—	6,155	—	6,155
Available-for-sale debt and other securities(a)	1,688	46,626	—	48,314
Trading debt securities:
U.S. Treasury and federal agencies securities	50	12	—	62
Obligations of states and political subdivisions securities	—	20	—	20
Agency residential mortgage-backed securities	—	9	—	9
Asset-backed securities and other debt securities	—	233	—	233
Trading debt securities	50	274	—	324
Equity securities	346	12	—	358
Residential mortgage loans held for sale	—	858	—	858
Residential mortgage loans(b)	—	—	145	145
Servicing rights	—	—	1,444	1,444
Derivative assets:
Interest rate contracts	41	798	8	847
Foreign exchange contracts	—	367	—	367
Commodity contracts	59	2,997	—	3,056
Derivative assets(c)	100	4,162	8	4,270
Total assets	$2,184	51,932	1,597	55,713
Liabilities:
Derivative liabilities:
Interest rate contracts	$7	718	10	735
Foreign exchange contracts	—	357	—	357
Equity contracts	—	—	198	198
Commodity contracts	700	2,251	—	2,951
Derivative liabilities(d)	707	3,326	208	4,241
Short positions:
U.S. Treasury and federal agencies securities	70	—	—	70
Asset-backed securities and other debt securities	—	209	—	209
Short positions(d)	70	209	—	279
Total liabilities	$777	3,535	208	4,520
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $30, $486 and $2, respectively, at March 31, 2022.
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

Residential mortgage loans
For residential mortgage loans for which the fair value election has been made, and that are reclassified from held for sale to held for investment, the fair value estimation is based on mortgage-backed securities prices, interest rate risk and an internally developed credit component. Therefore, these loans are transferred from Level 2 to Level 3 of the valuation hierarchy. An adverse change in the loss rate or severity assumption would result in a decrease in fair value of the related loans.

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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At March 31, 2022 and December 31, 2021, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

An increase in the loss estimate or a delay in the resolution of the Covered Litigation would result in an increase in the fair value of the derivative liability; conversely, a decrease in the loss estimate or an acceleration of the resolution of the Covered Litigation would result in a decrease in the fair value of the derivative liability. Refer to Note 15 for additional information on the Covered Litigation.

The net asset fair value of the Bancorp’s IRLCs at March 31, 2022 was $6 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $7 million and $13 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $7 million and $15 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would both be approximately $1 million, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would both be approximately $1 million. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended March 31, 2022 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$154	1,121	4	(214)	1,065
Total (losses) gains (realized/unrealized):(b)
Included in earnings	(6)	137	2	(11)	122
Purchases/originations	—	186	(2)	—	184
Settlements	(9)	—	(6)	27	12
Transfers into Level 3(c)	6	—	—	—	6
Balance, end of period	$145	1,444	(2)	(198)	1,389
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at March 31, 2022	$(6)	207	7	(11)	197
(a)Net interest rate derivatives include derivative assets and liabilities of $8 and $10, respectively, as of March 31, 2022.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at March 31, 2022.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended March 31, 2021 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$161	656	53	(201)	669
Total gains (losses) (realized/unrealized):(b)
Included in earnings	(1)	71	35	(13)	92
Purchases/originations	—	57	(1)	—	56
Settlements	(16)	—	(57)	19	(54)
Transfers into Level 3(c)	9	—	—	—	9
Balance, end of period	$153	784	30	(195)	772
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at March 31, 2021	$(1)	138	29	(13)	153
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

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2022	2021
Mortgage banking net revenue	$132	104
Commercial banking revenue	1	1
Other noninterest income	(11)	(13)
Total gains	$122	92

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2022 and 2021 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2022	2021
Mortgage banking net revenue	$207	165
Commercial banking revenue	1	1
Other noninterest income	(11)	(13)
Total gains	$197	153

The following tables present information as of March 31, 2022 and 2021 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of March 31, 2022 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$145	Loss rate model	Interest rate risk factor	(13.2)	-	5.9%		(3.7)%	(a)
			Credit risk factor	—	-	20.7%		0.2%	(a)
							(Fixed)	6.7%	(b)
Servicing rights	1,444	DCF	Prepayment speed	—	-	100%	(Adjustable)	19.7%	(b)
							(Fixed)	749	(b)
			OAS (bps)	615	-	1,513	(Adjustable)	1,092	(b)
IRLCs, net	6	DCF	Loan closing rates	42.0	-	98.3%		85.9%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(198)	DCF	Timing of the resolution of the Covered Litigation	Q1 2023	-	Q2 2025	Q2 2024		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of March 31, 2022 and 2021, and for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2022 and 2021, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of March 31, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2022
Commercial loans and leases	$—	—	178	178	(32)
Consumer and residential mortgage loans	—	—	117	117	—
OREO	—	—	1	1	1
Bank premises and equipment	—	—	1	1	—
Operating lease equipment	—	—	6	6	(2)
Private equity investments	—	9	2	11	(6)
Total	$—	9	305	314	(39)

	Fair Value Measurements Using				Total (Losses) Gains
As of March 31, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2021
Commercial loans held for sale	$—	—	14	14	1
Commercial loans and leases	—	—	311	311	(5)
Consumer and residential mortgage loans	—	—	153	153	(2)
OREO	—	—	9	9	(6)
Bank premises and equipment	—	—	7	7	(2)
Operating lease equipment	—	—	35	35	(25)
Private equity investments	—	1	1	2	—
Total	$—	1	530	531	(39)

The following tables present information as of March 31, 2022 and 2021 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of March 31, 2022 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$178	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	117	Appraised value	Collateral value	NM	NM
OREO	1	Appraised value	Appraised value	NM	NM
Bank premises and equipment	1	Appraised value	Appraised value	NM	NM
Operating lease equipment	6	Appraised value	Appraised value	NM	NM
Private equity investments	2	Comparable company analysis	Market comparable transactions	NM	NM

As of March 31, 2021 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$14	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	311	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	153	Appraised value	Collateral value	NM	NM
OREO	9	Appraised value	Appraised value	NM	NM
Bank premises and equipment	7	Appraised value	Appraised value	NM	NM
Operating lease equipment	35	Appraised value	Appraised value	NM	NM
Private equity investments	1	Comparable company analysis	Market comparable transactions	NM	NM

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale, resulting in a positive fair value adjustment of an immaterial amount during the three months ended March 31, 2021. These valuations were based on quoted prices for similar assets in active markets (Level 2 of the valuation hierarchy), appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised values of the assets (Level 3 of the valuation hierarchy). The Bancorp recognized gains of $1 million on the sale of certain commercial loans held for sale during the three months ended March 31, 2021.

Portfolio loans and leases
During the three months ended March 31, 2022 and 2021, the Bancorp recorded nonrecurring impairment adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the amortized cost basis of the loan or lease exceeds the estimated net realizable value of the collateral, then an ALLL is recognized, or a charge-off once the remaining amount is considered uncollectible.

OREO
During the three months ended March 31, 2022 and 2021, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses include an immaterial amount and $5 million in losses, recorded as charge-offs on new OREO properties transferred from loans, during the three months ended March 31, 2022 and 2021, respectively. These losses also included $1 million recorded as positive fair value adjustments on OREO for the three months ended March 31, 2022 and $1 million recorded as negative fair value adjustments on OREO for the three months ended March 31, 2021, in other noninterest expense or other noninterest income in the Condensed Consolidated Statements of Income subsequent to their transfer into OREO. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of $4 million and an immaterial amount during the three months ended March 31, 2022 and 2021, respectively, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of March 31, 2022 includes a cumulative $72 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairments of $10 million and an immaterial amount for the three months ended March 31, 2022 and 2021, respectively. The carrying value of the Bancorp’s private equity investments still held as of March 31, 2022 includes a cumulative $34 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Fair value changes recognized in earnings for residential mortgage loans held at March 31, 2022 and 2021 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included losses of $10 million and gains of $30 million, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount at both March 31, 2022 and December 31, 2021. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

March 31, 2022 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$1,003	1,013	(10)
Past due loans of 90 days or more	3	3	—
Nonaccrual loans	1	1	—
December 31, 2021
Residential mortgage loans measured at fair value	$1,177	1,149	28
Past due loans of 90 days or more	3	3	—
Nonaccrual loans	—	—	—

The Bancorp may invest in certain hybrid financial instruments with embedded derivatives that are not clearly and closely related to the host contracts. The Bancorp elected to measure the entire instrument at fair value with changes in fair value recognized in earnings. The Bancorp did not hold these investments as of March 31, 2022 and the carrying value of these investments was $89 million as of December 31, 2021 and the investments were classified as trading debt securities in the Condensed Consolidated Balance Sheets. Fair value changes recognized in earnings included gains of $11 million and $9 million for the three months ended March 31, 2022 and 2021, respectively, reported in securities (losses) gains, net in the Condensed Consolidated Statements of Income.

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of March 31, 2022 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,049	3,049	—	—	3,049
Other short-term investments	20,529	20,529	—	—	20,529
Other securities	518	—	518	—	518
Held-to-maturity securities	6	—	—	6	6
Loans and leases held for sale	1,758	—	—	1,767	1,767
Portfolio loans and leases:
Commercial loans and leases	71,828	—	—	72,153	72,153
Consumer and residential mortgage loans	41,984	—	—	41,802	41,802
Total portfolio loans and leases, net	$113,812	—	—	113,955	113,955
Financial liabilities:
Deposits	$170,611	—	170,585	—	170,585
Federal funds purchased	250	250	—	—	250
Other short-term borrowings	872	—	872	—	872
Long-term debt	10,571	10,659	376	—	11,035

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2021 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,994	2,994	—	—	2,994
Other short-term investments	34,572	34,572	—	—	34,572
Other securities	519	—	519	—	519
Held-to-maturity securities	8	—	—	8	8
Loans and leases held for sale	3,392	—	—	3,405	3,405
Portfolio loans and leases:
Commercial loans and leases	69,166	—	—	69,924	69,924
Consumer and residential mortgage loans	40,838	—	—	41,632	41,632
Total portfolio loans and leases, net	$110,004	—	—	111,556	111,556
Financial liabilities:
Deposits	$169,324	—	169,316	—	169,316
Federal funds purchased	281	281	—	—	281
Other short-term borrowings	980	—	980	—	980
Long-term debt	11,425	12,091	387	—	12,478

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

The Bancorp’s methodology for allocating provision for credit losses to the business segments includes charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. Provision for credit losses attributable to loan and lease growth and changes in ALLL factors is captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of relationship depth opportunities and funding operations by accessing the capital markets as a collective unit.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,079 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the three months ended:

March 31, 2022 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$479		430	131	35	120		—		1,195
Provision for (benefit from) credit losses	(28)		17	6	—	50		—		45
Net interest income after provision for (benefit from) credit losses	$507		413	125	35	70		—		1,150
Noninterest income:
Service charges on deposits	$94		59	—	—	(1)		—		152
Wealth and asset management revenue	—		51	—	142	—		(44)	(a)	149
Commercial banking revenue	133		2	—	—	—		—		135
Card and processing revenue	16		78	—	1	2		—		97
Leasing business revenue	62	(c)	—	—	—	—		—		62
Mortgage banking net revenue	—		2	50	—	—		—		52
Other noninterest income(b)	22		24	3	1	2		—		52
Securities losses, net	—		—	—	—	(14)		—		(14)
Securities losses, net – non-qualifying hedges on MSRs	—		—	(1)	—	—		—		(1)
Total noninterest income	$327		216	52	144	(11)		(44)		684
Noninterest expense:
Compensation and benefits	$166		177	57	60	251		—		711
Technology and communications	5		1	3	—	92		—		101
Net occupancy expense(e)	9		47	2	3	16		—		77
Equipment expense	7		9	—	—	20		—		36
Leasing business expense	32		—	—	—	—		—		32
Marketing expense	1		10	1	—	12		—		24
Card and processing expense	2		18	—	—	(1)		—		19
Other noninterest expense	224		228	81	79	(346)		(44)		222
Total noninterest expense	$446		490	144	142	44		(44)		1,222
Income before income taxes	$388		139	33	37	15		—		612
Applicable income tax expense	70		30	7	8	3		—		118
Net income	$318		109	26	29	12		—		494
Total goodwill	$1,980		2,303	—	231	—		—		4,514
Total assets	$77,820		94,552	32,680	13,715	(7,308)	(d)	—		211,459
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes an immaterial amount of impairment charges for bank premises and equipment recorded in Branch Banking. For more information, refer to Note 7 and Note 20.
(c)Includes impairment charges of $2 for operating lease equipment. For more information, refer to Note 8 and Note 20.
(d)Includes bank premises and equipment of $25 classified as held for sale. For more information, refer to Note 7.
(e)Includes $1 of impairment losses and termination charges for ROU assets related to certain operating leases. For more information, refer to Note 9.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2021 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$365		295	128	21	367		—		1,176
(Benefit from) provision for credit losses	(76)		41	8	(1)	(145)		—		(173)
Net interest income after (benefit from) provision for credit losses	$441		254	120	22	512		—		1,349
Noninterest income:
Service charges on deposits	$90		54	—	—	—		—		144
Wealth and asset management revenue	1		49	—	136	—		(43)	(a)	143
Commercial banking revenue	151		2	—	—	—		—		153
Card and processing revenue	14		77	—	—	3		—		94
Leasing business revenue	87	(c)	—	—	—	—		—		87
Mortgage banking net revenue	—		2	82	1	—		—		85
Other noninterest income(b)	12		20	2	1	7		—		42
Securities gains (losses), net	6		—	—	—	(3)		—		3
Securities losses, net – non-qualifying hedges on MSRs	—		—	(2)	—	—		—		(2)
Total noninterest income	$361		204	82	138	7		(43)		749
Noninterest expense:
Compensation and benefits	$156		170	66	53	261		—		706
Technology and communications	4		1	2	—	86		—		93
Net occupancy expense	8		47	3	4	17		—		79
Equipment expense	6		10	—	—	18		—		34
Leasing business expense	35		—	—	—	—		—		35
Marketing expense	1		8	—	—	14		—		23
Card and processing expense	1		30	—	—	(1)		—		30
Other noninterest expense	209		223	90	78	(342)		(43)		215
Total noninterest expense	$420		489	161	135	53		(43)		1,215
Income (loss) before income taxes	$382		(31)	41	25	466		—		883
Applicable income tax expense (benefit)	70		(7)	9	5	112		—		189
Net income (loss)	$312		(24)	32	20	354		—		694
Total goodwill	$1,980		2,047	—	232	—		—		4,259
Total assets	$68,645		87,645	31,873	11,654	7,082	(d)	—		206,899
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $1 recorded in Branch Banking and $1 recorded in General Corporate and Other for bank premises and equipment. For more information, refer to Note 7 and Note 20.
(c)Includes impairment charges of $25 for operating lease equipment. For more information, refer to Note 8 and Note 20.
(d)Includes bank premises and equipment of $27 classified as held for sale. For more information, refer to Note 7.

22. Subsequent Event
On April 25, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes. $400 million of the notes will bear interest at a rate of 4.055% per annum to, but excluding, April 25, 2027, followed by an interest rate of compounded SOFR plus 1.355% until maturity on April 25, 2028. The remaining $600 million of the notes will bear interest at a rate of 4.337% per annum to, but excluding, April 25, 2032, followed by an interest rate of compounded SOFR plus 1.660% until maturity on April 25, 2033. The Bancorp entered into interest rate swaps to convert the fixed-rate periods of the notes to floating-rate, resulting in effective rates of 1.907% and 2.211% for the notes due April 25, 2028 and the notes due April 25, 2033, respectively. Each tranche of notes is redeemable in whole at par plus accrued and unpaid interest one year prior to its maturity date, or may be wholly or partially redeemed 30 days or 90 days prior to maturity for the 2028 notes and the 2033 notes, respectively.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
There have been no material changes made during the first quarter of 2022 to any of the risk factors as previously disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2022.

Defaults Upon Senior Securities (Item 3)
None.

Mine Safety Disclosures (Item 4)
Not applicable.

Other Information (Item 5)
None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021.
3.2	Regulations of Fifth Third Bancorp, as Amended as of April 12, 2022.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: May 9, 2022

/s/ James C. Leonard
James C. Leonard
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)