Form 10-Q
period 2022-06-30
FIFTH THIRD BANCORP
filed 2022-08-05
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
There were 686,189,548 shares of the Registrant’s common stock, without par value, outstanding as of July 31, 2022.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS
This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements other than statements of historical fact are forward-looking statements. These statements relate to our financial condition, results of operations, plans, objectives, future performance, capital actions or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We undertake no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this document. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) effects of the global COVID-19 pandemic; (2) deteriorating credit quality; (3) loan concentration by location or industry of borrowers or collateral; (4) problems encountered by other financial institutions; (5) inadequate sources of funding or liquidity; (6) unfavorable actions of rating agencies; (7) inability to maintain or grow deposits; (8) limitations on the ability to receive dividends from subsidiaries; (9) cyber-security risks; (10) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (11) failures by third-party service providers; (12) inability to manage strategic initiatives and/or organizational changes; (13) inability to implement technology system enhancements; (14) failure of internal controls and other risk management systems; (15) losses related to fraud, theft, misappropriation or violence; (16) inability to attract and retain skilled personnel; (17) adverse impacts of government regulation; (18) governmental or regulatory changes or other actions; (19) failures to meet applicable capital requirements; (20) regulatory objections to Fifth Third’s capital plan; (21) regulation of Fifth Third’s derivatives activities; (22) deposit insurance premiums; (23) assessments for the orderly liquidation fund; (24) replacement of LIBOR; (25) weakness in the national or local economies; (26) global political and economic uncertainty or negative actions; (27) changes in interest rates; (28) changes and trends in capital markets; (29) fluctuation of Fifth Third’s stock price; (30) volatility in mortgage banking revenue; (31) litigation, investigations, and enforcement proceedings by governmental authorities; (32) breaches of contractual covenants, representations and warranties; (33) competition and changes in the financial services industry; (34) changing retail distribution strategies, customer preferences and behavior; (35) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (36) potential dilution from future acquisitions; (37) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (38) results of investments or acquired entities; (39) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (40) inaccuracies or other failures from the use of models; (41) effects of critical accounting policies and judgments or the use of inaccurate estimates; (42) weather-related events, other natural disasters, or health emergencies (including pandemics); (43) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity; (44) changes in law or requirements imposed by Fifth Third’s regulators impacting our capital actions, including dividend payments and stock repurchases; and (45) Fifth Third’s ability to meet its environmental and/or social targets, goals and commitments. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as may be required by law, and we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The information contained herein is intended to be reviewed in its totality, and any stipulations, conditions or provisos that apply to a given piece of information in one part of this report should be read as applying mutatis mutandis to every other instance of such information appearing herein.

PART I. FINANCIAL INFORMATION
Glossary of Abbreviations and Acronyms
Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements.

ACL: Allowance for Credit Losses	FTS: Fifth Third Securities, Inc.
AFS: Available-For-Sale	GDP: Gross Domestic Product
ALCO: Asset Liability Management Committee	GNMA: Government National Mortgage Association
ALLL: Allowance for Loan and Lease Losses	HTM: Held-To-Maturity
AOCI: Accumulated Other Comprehensive Income (Loss)	IPO: Initial Public Offering
APR: Annual Percentage Rate	IRC: Internal Revenue Code
ARM: Adjustable Rate Mortgage	IRLC: Interest Rate Lock Commitment
ASC: Accounting Standards Codification	ISDA: International Swaps and Derivatives Association, Inc.
ASU: Accounting Standards Update	LIBOR: London Interbank Offered Rate
ATM: Automated Teller Machine	LIHTC: Low-Income Housing Tax Credit
BHC: Bank Holding Company	LLC: Limited Liability Company
BOLI: Bank Owned Life Insurance	LTV: Loan-to-Value Ratio
bps: Basis Points	MD&A: Management’s Discussion and Analysis of Financial
CD: Certificate of Deposit	Condition and Results of Operations
CDC: Fifth Third Community Development Corporation	MSR: Mortgage Servicing Right
CECL: Current Expected Credit Loss	N/A: Not Applicable
CET1: Common Equity Tier 1	NII: Net Interest Income
CFPB: United States Consumer Financial Protection Bureau	NM: Not Meaningful
C&I: Commercial and Industrial	OAS: Option-Adjusted Spread
DCF: Discounted Cash Flow	OCC: Office of the Comptroller of the Currency
DTCC: Depository Trust & Clearing Corporation	OCI: Other Comprehensive Income (Loss)
DTI: Debt-to-Income Ratio	OREO: Other Real Estate Owned
ERM: Enterprise Risk Management	PPP: Paycheck Protection Program
ERMC: Enterprise Risk Management Committee	ROU: Right-of-Use
EVE: Economic Value of Equity	SBA: Small Business Administration
FASB: Financial Accounting Standards Board	SEC: United States Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	SOFR: Secured Overnight Financing Rate
FHA: Federal Housing Administration	TBA: To Be Announced
FHLB: Federal Home Loan Bank	TDR: Troubled Debt Restructuring
FHLMC: Federal Home Loan Mortgage Corporation	TILA: Truth in Lending Act
FICO: Fair Isaac Corporation (credit rating)	U.S.: United States of America
FINRA: Financial Industry Regulatory Authority	USD: United States Dollar
FNMA: Federal National Mortgage Association	U.S. GAAP: United States Generally Accepted Accounting
FOMC: Federal Open Market Committee	Principles
FRB: Federal Reserve Bank	VA: United States Department of Veterans Affairs
FTE: Fully Taxable Equivalent	VIE: Variable Interest Entity
FTP: Funds Transfer Pricing	VRDN: Variable Rate Demand Note

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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2022, the Bancorp had $207 billion in assets and operated 1,080 full-service banking centers and 2,153 Fifth Third branded ATMs in eleven states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended June 30, 2022, net interest income on an FTE basis and noninterest income provided 67% and 33% of total revenue, respectively. For the six months ended June 30, 2022, net interest income on an FTE basis and noninterest income provided 65% and 35% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

COVID-19 Global Pandemic
The COVID-19 pandemic created significant economic uncertainty and financial disruptions during the years ended December 31, 2021 and 2020. Government and public responses to the COVID-19 pandemic caused reductions and instability in economic activity and volatility in the financial markets. This market volatility has persisted as the impacts of the pandemic have continued to evolve. Furthermore, resurgence risk remains as new virus variants are identified. The Bancorp continues to closely monitor the pandemic and its effect on customers, employees, communities and markets.

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

Current Economic Conditions
Robust demand, labor shortages and supply chain constraints have led to persistent inflationary pressures throughout the economy. In response to these inflationary pressures, the FRB has raised benchmark interest rates in recent months and may continue to raise interest rates in response to economic conditions, particularly a continued high rate of inflation. Amidst these uncertainties, financial markets have continued to experience volatility.

Changes in interest rates can affect numerous aspects of the Bancorp’s business and may impact the Bancorp’s future performance. If financial markets remain volatile, this may impact the future performance of various segments of the Bancorp’s business, including the value of the Bancorp’s investment securities portfolio. The Bancorp continues to closely monitor the pace of inflation and the impacts of inflation on the larger market, including labor and supply chain impacts.

For further discussion on current economic conditions, refer to the Credit Risk Management subsection of the Risk Management section of MD&A. Additionally, refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A for additional information about the Bancorp’s interest rate risk management activities.

Senior Notes Offering
On April 25, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes. $400 million of the notes will bear interest at a rate of 4.055% per annum to, but excluding, April 25, 2027, followed by an interest rate of compounded SOFR plus 1.355% until maturity on April 25, 2028. The remaining $600 million of the notes will bear interest at a rate of 4.337% per annum to, but excluding, April 25, 2032, followed by an interest rate of compounded SOFR plus 1.660% until maturity on April 25, 2033. The Bancorp entered into interest rate swaps designated as fair value hedges to convert the fixed-rate periods of the notes to floating rates of one-month LIBOR plus 1.239% and one-month LIBOR plus 1.543% for the notes due April 25, 2028 and the notes due April 25, 2033, respectively. Each tranche of notes is redeemable in whole at par plus accrued and unpaid interest one year prior to its maturity date, or may be wholly or partially redeemed 30 days or 90 days prior to maturity for the 2028 notes and the 2033 notes, respectively. For further information on a subsequent event related to long-term debt, refer to Note 24.

Business Combination
During the second quarter of 2022, the Bancorp completed the acquisition of a national point-of-sale consumer lender specializing in home improvement and solar energy installation loans originated through a network of contractors and installers. The acquisition was accounted for under the acquisition method of accounting which generally requires assets acquired and liabilities assumed to be recorded at their estimated fair values at acquisition date. These fair value estimates are considered preliminary as of June 30, 2022 and are subject to change for up to one year after the acquisition date as additional information becomes available. For more information on the acquisition, refer to Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements.

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

Although the full impact of LIBOR reforms and actions remains unclear, the Bancorp has discontinued entering into new LIBOR-based contracts in accordance with regulatory guidance, except for permissible limited use as part of hedging and risk management programs. During the fourth quarter of 2021, the Bancorp expanded its offering of alternative reference rate products, including SOFR. In addition, the Bancorp is continuing its transition of existing LIBOR-based exposures to an appropriate alternative reference rate on or before June 30, 2023. As of June 30, 2022, the Bancorp had substantial exposure to LIBOR-based products throughout several of its lines of business. These exposures included derivative contracts with a total notional value of approximately $107 billion, loans outstanding of approximately $39 billion, preferred stock of approximately $1.4 billion and long-term debt of approximately $237 million. The Bancorp currently estimates that approximately 14% of the existing exposures will mature before June 30, 2023. For the contracts that will not mature prior to June 30, 2023, an additional portion of these contracts is subject to contractual terms specifying alternative reference rates (“fallback provisions”) that would become effective upon cessation of LIBOR’s publication. Existing exposures without fallback provisions are expected to be amended prior to June 30, 2023 to include such terms or transition to an alternative reference rate or are expected to transition pursuant to the terms of the LIBOR Act and its related regulations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 1: Earnings Summary
	For the three months ended June 30,		%	For the six months ended June 30,		%
($ in millions, except for per share data)	2022	2021	Change	2022	2021	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,339	1,208	11	$2,534	2,385	6
Net interest income (FTE)(a)(b)	1,342	1,211	11	2,541	2,391	6
Noninterest income	676	741	(9)	1,359	1,490	(9)
Total revenue (FTE)(a)(b)	2,018	1,952	3	3,900	3,881	—
Provision for (benefit from) credit losses	179	(115)	NM	224	(288)	NM
Noninterest expense	1,112	1,153	(4)	2,334	2,369	(1)
Net income	562	709	(21)	1,056	1,403	(25)
Net income available to common shareholders	526	674	(22)	1,000	1,348	(26)
Common Share Data
Earnings per share - basic	$0.76	0.95	(20)	$1.45	1.89	(23)
Earnings per share - diluted	0.76	0.94	(19)	1.44	1.87	(23)
Cash dividends declared per common share	0.30	0.27	11	0.60	0.54	11
Book value per share	24.56	29.57	(17)	24.56	29.57	(17)
Market value per share	33.60	38.23	(12)	33.60	38.23	(12)
Financial Ratios
Return on average assets	1.09%	1.38	(21)	1.03%	1.38	(25)
Return on average common equity	12.3	13.0	(5)	11.1	13.1	(15)
Return on average tangible common equity(b)	17.5	16.6	5	15.3	16.7	(8)
Dividend payout	39.5	28.4	39	41.4	28.6	45
(a)Amounts presented on an FTE basis. The FTE adjustments were $3 for both the three months ended June 30, 2022 and 2021 and $7 and $6 for the six months ended June 30, 2022 and 2021, respectively.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
The Bancorp’s net income available to common shareholders for the second quarter of 2022 was $526 million, or $0.76 per diluted share, which was net of $36 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the second quarter of 2021 was $674 million, or $0.94 per diluted share, which was net of $35 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2022 was $1.0 billion, or $1.44 per diluted share, which was net of $56 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2021 was $1.3 billion, or $1.87 per diluted share, which was net of $55 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.3 billion for the three months ended June 30, 2022, an increase of $131 million compared to the same period in the prior year. Net interest income benefited from increases in market interest rates, average taxable securities, average commercial and industrial loans and average indirect secured consumer loans for the three months ended June 30, 2022 compared to the same period in the prior year. Net interest income also benefited from a decrease in average long-term debt for the three months ended June 30, 2022 compared to the same period in the prior year. These positive impacts were partially offset by decreases in yields on average taxable securities and interest income recognized from PPP loans for the three months ended June 30, 2022 compared to the same period in the prior year.

Net interest income on an FTE basis (non-GAAP) was $2.5 billion for the six months ended June 30, 2022, an increase of $150 million compared to the same period in the prior year. Net interest income benefited from increases in market interest rates, average taxable securities, average commercial and industrial loans and average indirect secured consumer loans for the six months ended June 30, 2022 compared to the same period in the prior year. Net interest income also benefited from a decrease in average long-term debt for the six months ended June 30, 2022 compared to the same period in the prior year. These benefits were partially offset by the impact of reduced interest income recognized from PPP loans for the six months ended June 30, 2022 compared to the same period in the prior year. Yields on total average loans and leases decreased from the six months ended June 30, 2021 primarily as a result of decreases in yields on average commercial and industrial loans and average indirect secured consumer loans. Additionally, yields on average taxable securities decreased compared to the same period in the prior year. Net interest margin on an FTE basis (non-GAAP) was 2.92% and 2.75% for the three and six months ended June 30, 2022, respectively, compared to 2.63% and 2.62% for the comparable periods in the prior year.

The provision for credit losses was $179 million and $224 million for the three and six months ended June 30, 2022, respectively, compared to a benefit from credit losses of $115 million and $288 million during the same periods in the prior year. The increases in provision expense for the three and six months ended June 30, 2022 were primarily driven by factors that caused increases in the ACL during those periods including higher period-end loan and lease balances, deterioration in forecasted macroeconomic conditions and the initial recognition of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
provision expense on loans acquired as part of a business acquisition completed in the second quarter of 2022. Net losses charged off as a percent of average portfolio loans and leases were 0.21% and 0.16% for the three months ended June 30, 2022 and 2021, respectively, and 0.17% and 0.21% for the six months ended June 30, 2022 and 2021, respectively. At both June 30, 2022 and December 31, 2021, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.47%. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income decreased $65 million for the three months ended June 30, 2022 compared to the same period in the prior year primarily due to decreases in mortgage banking net revenue and commercial banking revenue, partially offset by an increase in other noninterest income.

Noninterest income decreased $131 million for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to decreases in mortgage banking net revenue, commercial banking revenue and leasing business revenue, partially offset by increases in other noninterest income and service charges on deposits.

Noninterest expense decreased $41 million for the three months ended June 30, 2022 compared to the same period in the prior year primarily due to a decrease in compensation and benefits, partially offset by increases in marketing expense and technology and communications expense.

Noninterest expense decreased $35 million for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to decreases in compensation and benefits and card and processing expense, partially offset by increases in technology and communications expense and marketing expense.

For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of June 30, 2022. As of June 30, 2022, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 8.95%;
•Tier 1 risk-based capital ratio: 10.23%;
•Total risk-based capital ratio: 12.47%;
•Leverage ratio: 8.30%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Net interest income (U.S. GAAP)	$1,339	1,208	2,534	2,385
Add: FTE adjustment	3	3	7	6
Net interest income on an FTE basis (1)	$1,342	1,211	2,541	2,391
Net interest income on an FTE basis (annualized) (2)	5,383	4,857	5,124	4,822

Interest income (U.S. GAAP)	$1,464	1,323	2,752	2,624
Add: FTE adjustment	3	3	7	6
Interest income on an FTE basis	$1,467	1,326	2,759	2,630
Interest income on an FTE basis (annualized) (3)	5,884	5,319	5,564	5,304

Interest expense (annualized) (4)	$501	461	440	482
Noninterest income (5)	676	741	1,359	1,490
Noninterest expense (6)	1,112	1,153	2,334	2,369
Average interest-earning assets (7)	184,406	184,918	186,139	183,823
Average interest-bearing liabilities (8)	115,462	115,951	116,109	116,315

Ratios:
Net interest margin on an FTE basis (2) / (7)	2.92%	2.63	2.75	2.62
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.76	2.48	2.61	2.47
Efficiency ratio on an FTE basis (6) / ((1) + (5))	55.1	59.1	59.8	61.0
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Net income available to common shareholders (U.S. GAAP)	$526	674	1,000	1,348
Add: Intangible amortization, net of tax	9	8	17	17
Tangible net income available to common shareholders	$535	682	1,017	1,365
Tangible net income available to common shareholders (annualized) (1)	2,146	2,735	2,051	2,753

Average Bancorp shareholders’ equity (U.S. GAAP)	$19,248	22,927	20,319	22,939
Less: Average preferred stock	2,116	2,116	2,116	2,116
Average goodwill	4,744	4,259	4,630	4,259
Average intangible assets	158	122	154	128
Average tangible common equity (2)	$12,230	16,430	13,419	16,436

Return on average tangible common equity (1) / (2)	17.5%	16.6	15.3	16.7

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	June 30, 2022	December 31, 2021
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$18,970	22,210
Less: Preferred stock	2,116	2,116
Goodwill	4,926	4,514
Intangible assets	194	156
AOCI	(2,644)	1,207
Tangible common equity, excluding AOCI (1)	$14,378	14,217
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$16,494	16,333

Total Assets (U.S. GAAP)	$206,782	211,116
Less: Goodwill	4,926	4,514
Intangible assets	194	156
AOCI, before tax	(3,347)	1,528
Tangible assets, excluding AOCI (3)	$205,009	204,918

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	8.05%	7.97
Tangible common equity as a percentage of tangible assets (1) / (3)	7.01	6.94

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the valuation techniques or models during the six months ended June 30, 2022.

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

Tables 5 and 6 present the components of net interest income, net interest margin and net interest rate spread for the three and six months ended June 30, 2022 and 2021, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.3 billion for the three months ended June 30, 2022, an increase of $131 million compared to the same period in the prior year. Net interest income benefited from increases in market interest rates, average taxable securities, average commercial and industrial loans and average indirect secured consumer loans of $17.4 billion, $6.6 billion and $2.5 billion, respectively, for the three months ended June 30, 2022 compared to the same period in the prior year. Net interest income also benefited from a decrease in average long-term debt of $2.7 billion for the three months ended June 30, 2022 compared to the same period in the prior year. These positive impacts were partially offset by a decrease in yields on average taxable securities of 33 bps from the three months ended June 30, 2021. Interest income recognized from PPP loans decreased to $12 million for the three months ended June 30, 2022 compared to $53 million for the same period in the prior year.

Net interest income on an FTE basis (non-GAAP) was $2.5 billion for the six months ended June 30, 2022, an increase of $150 million compared to the same period in the prior year. Net interest income benefited from increases in market interest rates, average taxable securities, average commercial and industrial loans and average indirect secured consumer loans of $11.5 billion, $4.8 billion and $2.9 billion, respectively, for the six months ended June 30, 2022 compared to the same period in the prior year. Net interest income also benefited from a decrease in average long-term debt of $3.2 billion for the six months ended June 30, 2022 compared to the same period in the prior year. These benefits were partially offset by the impact of reduced interest income recognized from PPP loans of $32 million for the six months ended June 30, 2022 compared to $106 million for the same period in the prior year. Yields on total average loans and leases decreased 15 bps from the six months ended June 30, 2021 primarily as a result of decreases in yields on average commercial and industrial loans and average indirect secured consumer loans of 16 bps and 36 bps, respectively. Additionally, yields on average taxable securities decreased 24 bps compared to the same period in the prior year.

Net interest rate spread on an FTE basis (non-GAAP) was 2.76% and 2.61% during the three and six months ended June 30, 2022, respectively, compared to 2.48% and 2.47% in the same periods in the prior year. Yields on average interest-earning assets increased 31 bps and 10 bps while rates paid on average interest-bearing liabilities increased 3 bps and decreased 4 bps for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021.

Net interest margin on an FTE basis (non-GAAP) was 2.92% and 2.75% for the three and six months ended June 30, 2022, respectively, compared to 2.63% and 2.62% for the comparable periods in the prior year. Net interest margin for the three and six months ended June 30, 2022 was positively impacted by the previously mentioned increases in the net interest rate spread. Net interest margin results are expected to continue increasing as rates rise and assets reprice more than liabilities.

Interest income on an FTE basis (non-GAAP) from loans and leases increased $46 million and decreased $2 million during the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. The increase for the three months ended June 30, 2022 was primarily driven by the previously mentioned increases in market interest rates, average commercial and industrial loans, and average indirect secured consumer loans, partially offset by lower income from PPP loans. The decrease for the six months ended June 30, 2022 was primarily driven by lower income from PPP loans, partially offset by the previously mentioned increases in market interest rates, average commercial and industrial loans and average indirect secured consumer loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments increased $95 million and $131 million during the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 primarily due to the previously mentioned increases in average taxable securities as well as increases in yields on other short-term investments, partially offset by decreases in yields on taxable securities.

Interest expense on core deposits increased $9 million and $3 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 primarily due to increases in the cost of average interest-bearing core deposits to 9

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
bps and 7 bps for the three and six months ended June 30, 2022, respectively, from 6 bps for both the three and six months ended June 30, 2021 as a result of increasing short-term interest rates. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $1 million and decreased $24 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. The increase for the three months ended June 30, 2022 was primarily due to an increase in the average balance of FHLB advances and an increase in the rates paid on average long-term debt. The increase for the three months ended June 30, 2022 included the impact of a decrease in the average balance of long-term debt. The decrease for the six months ended June 30, 2022 was primarily due to a decrease in the average balance of long-term debt, partially offset by an increase in the average balance of FHLB advances and an increase in the rates paid on average long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three and six months ended June 30, 2022, average wholesale funding represented 14% and 12%, respectively, of average interest-bearing liabilities, compared to 13% and 14%, respectively, for the three and six months ended June 30, 2021. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	June 30, 2022			June 30, 2021			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$55,466	497	3.59%	$48,817	441	3.62%	$60	(4)	56
Commercial mortgage loans	10,710	89	3.34	10,467	81	3.11	2	6	8
Commercial construction loans	5,356	49	3.69	6,043	47	3.09	(6)	8	2
Commercial leases	2,840	21	2.93	3,174	23	2.94	(2)	—	(2)
Total commercial loans and leases	$74,372	656	3.54	$68,501	592	3.47	$54	10	64
Residential mortgage loans	19,899	155	3.12	21,740	178	3.29	(14)	(9)	(23)
Home equity	3,895	37	3.81	4,674	42	3.60	(7)	2	(5)
Indirect secured consumer loans	17,241	136	3.17	14,702	125	3.41	20	(9)	11
Credit card	1,704	52	12.29	1,770	54	12.13	(3)	1	(2)
Other consumer loans	3,125	47	5.99	3,056	46	5.96	1	—	1
Total consumer loans	$45,864	427	3.73	$45,942	445	3.88	$(3)	(15)	(18)
Total loans and leases	$120,236	1,083	3.61%	$114,443	1,037	3.63%	$51	(5)	46
Securities:
Taxable	53,475	363	2.73	36,097	275	3.06	121	(33)	88
Exempt from income taxes(b)	1,063	7	2.47	820	5	2.47	2	—	2
Other short-term investments	9,632	14	0.60	33,558	9	0.11	(11)	16	5
Total interest-earning assets	$184,406	1,467	3.19%	$184,918	1,326	2.88%	$163	(22)	141
Cash and due from banks	3,118			3,033
Other assets	20,282			20,608
Allowance for loan and lease losses	(1,909)			(2,206)
Total assets	$205,897			$206,353
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$44,349	17	0.15%	$45,307	6	0.06%	$—	11	11
Savings deposits	23,708	2	0.03	20,494	1	0.02	—	1	1
Money market deposits	29,284	4	0.06	30,844	4	0.05	—	—	—
Foreign office deposits	139	—	0.13	140	—	0.03	—	—	—
CDs $250,000 or less	2,193	—	0.09	3,514	3	0.30	(1)	(2)	(3)
Total interest-bearing core deposits	$99,673	23	0.09	$100,299	14	0.06	$(1)	10	9
CDs over $250,000	662	2	1.08	326	1	1.84	2	(1)	1
Federal funds purchased	392	1	0.82	346	—	0.10	—	1	1
Securities sold under repurchase agreements	488	—	0.08	566	—	0.03	—	—	—
FHLB advances	2,743	9	1.41	—	—	—	9	—	9
Derivative collateral and other secured borrowings	340	3	3.12	531	—	0.22	—	3	3
Long-term debt	11,164	87	3.09	13,883	100	2.85	(20)	7	(13)
Total interest-bearing liabilities	$115,462	125	0.43%	$115,951	115	0.40%	$(10)	20	10
Demand deposits	62,555			61,994
Other liabilities	8,632			5,481
Total liabilities	$186,649			$183,426
Total equity	$19,248			$22,927
Total liabilities and equity	$205,897			$206,353
Net interest income (FTE)(c)		$1,342			$1,211		$173	(42)	131
Net interest margin (FTE)(c)			2.92%			2.63%
Net interest rate spread (FTE)(c)			2.76			2.48
Interest-bearing liabilities to interest-earning assets			62.61			62.70
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $3 for both the three months ended June 30, 2022 and 2021.
(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the six months ended	June 30, 2022			June 30, 2021			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$54,022	923	3.45%	$49,263	882	3.61%	$82	(41)	41
Commercial mortgage loans	10,620	167	3.17	10,500	161	3.09	2	4	6
Commercial construction loans	5,364	93	3.49	6,041	94	3.15	(11)	10	(1)
Commercial leases	2,891	41	2.89	3,152	48	3.05	(4)	(3)	(7)
Total commercial loans and leases	$72,897	1,224	3.39	$68,956	1,185	3.46	$69	(30)	39
Residential mortgage loans	20,037	313	3.15	21,095	347	3.32	(17)	(17)	(34)
Home equity	3,952	72	3.66	4,841	86	3.59	(16)	2	(14)
Indirect secured consumer loans	17,189	266	3.13	14,331	248	3.49	46	(28)	18
Credit card	1,698	103	12.30	1,824	111	12.25	(8)	—	(8)
Other consumer loans	2,935	88	6.03	3,027	91	6.04	(3)	—	(3)
Total consumer loans	$45,811	842	3.71	$45,118	883	3.95	$2	(43)	(41)
Total loans and leases	$118,708	2,066	3.51%	$114,074	2,068	3.66%	$71	(73)	(2)
Securities:
Taxable	47,476	653	2.77	35,932	537	3.01	162	(46)	116
Exempt from income taxes(b)	1,036	13	2.43	677	8	2.39	5	—	5
Other short-term investments	18,919	27	0.28	33,140	17	0.10	(9)	19	10
Total interest-earning assets	$186,139	2,759	2.99%	$183,823	2,630	2.89%	$229	(100)	129
Cash and due from banks	3,040			3,012
Other assets	20,237			20,595
Allowance for loan and lease losses	(1,901)			(2,328)
Total assets	$207,515			$205,102
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$46,492	23	0.10%	$45,437	14	0.06%	$—	9	9
Savings deposits	23,242	3	0.02	19,727	2	0.02	1	—	1
Money market deposits	29,771	7	0.05	30,723	7	0.05	—	—	—
Foreign office deposits	132	—	0.09	134	—	0.04	—	—	—
CDs $250,000 or less	2,284	1	0.10	3,668	8	0.40	(3)	(4)	(7)
Total interest-bearing core deposits	$101,921	34	0.07	$99,689	31	0.06	$(2)	5	3
CDs over $250,000	459	2	1.02	776	5	1.41	(2)	(1)	(3)
Federal funds purchased	326	1	0.56	335	—	0.11	—	1	1
Securities sold under repurchase agreements	489	—	0.05	615	—	0.03	—	—	—
FHLB advances	1,379	10	1.41	—	—	—	10	—	10
Derivative collateral and other secured borrowings	370	3	1.61	538	1	0.35	—	2	2
Long-term debt	11,165	168	3.05	14,362	202	2.84	(48)	14	(34)
Total interest-bearing liabilities	$116,109	218	0.38%	$116,315	239	0.42%	$(42)	21	(21)
Demand deposits	63,379			60,300
Other liabilities	7,708			5,548
Total liabilities	$187,196			$182,163
Total equity	$20,319			$22,939
Total liabilities and equity	$207,515			$205,102
Net interest income (FTE)(c)		$2,541			$2,391		$271	(121)	150
Net interest margin (FTE)(c)			2.75%			2.62%
Net interest rate spread (FTE)(c)			2.61			2.47
Interest-bearing liabilities to interest-earning assets			62.38			63.28
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $7 and $6 for the six months ended June 30, 2022 and 2021, respectively.
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

The provision for credit losses was $179 million and $224 million for the three and six months ended June 30, 2022, respectively, compared to a benefit from credit losses of $115 million and $288 million during the same periods in the prior year. Provision expense increased for the three and six months ended June 30, 2022 compared to the same periods in the prior year primarily driven by factors which caused increases in the ACL during those periods including higher period-end loan and lease balances, deterioration in forecasted macroeconomic conditions and the initial recognition of provision expense on loans acquired as part of a business acquisition during the second quarter of 2022. The benefit from credit losses in the three and six months ended June 30, 2021 was driven by decreases in the ACL in response to improved economic forecasts, improved commercial and consumer credit quality and lower period-end loan and lease balances.

The ALLL increased $122 million from December 31, 2021 to $2.0 billion at June 30, 2022. At June 30, 2022, the ALLL as a percent of portfolio loans and leases increased to 1.70%, compared to 1.69% at December 31, 2021. The reserve for unfunded commitments increased $6 million from December 31, 2021 to $188 million at June 30, 2022. The ACL as a percent of portfolio loans and leases was 1.85% at both June 30, 2022 and December 31, 2021.

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

Noninterest Income
Noninterest income decreased $65 million and $131 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021.

The following table presents the components of noninterest income:

TABLE 7: Components of Noninterest Income
	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Service charges on deposits	$154	149	3	$306	292	5
Wealth and asset management revenue	140	145	(3)	289	288	—
Commercial banking revenue	137	160	(14)	272	313	(13)
Card and processing revenue	105	102	3	201	196	3
Leasing business revenue	56	61	(8)	118	148	(20)
Mortgage banking net revenue	31	64	(52)	83	149	(44)
Other noninterest income	85	49	73	138	92	50
Securities (losses) gains, net	(32)	10	NM	(47)	13	NM
Securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights	—	1	(100)	(1)	(1)	—
Total noninterest income	$676	741	(9)	$1,359	1,490	(9)

Service charges on deposits
Service charges on deposits consisted of $113 million and $226 million of service charges on commercial deposits and $41 million and $80 million of service charges on consumer deposits for the three and six months ended June 30, 2022, respectively. Service charges on deposits consisted of $108 million and $214 million of service charges on commercial deposits and $41 million and $78 million of service charges on consumer deposits for the three and six months ended June 30, 2021, respectively. Service charges on deposits increased $5 million and $14 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 primarily due to increases in commercial treasury management fees.

Wealth and asset management revenue
Wealth and asset management revenue decreased $5 million and increased $1 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. The decrease for the three months ended June 30, 2022 was primarily driven by decreases in private client service fees. The increase for the six months ended June 30, 2022 was primarily driven by

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
increases in private client service fees and broker income. The Bancorp’s trust and registered investment advisory businesses had approximately $512 billion and $483 billion in total assets under care as of June 30, 2022 and 2021, respectively, and managed $54 billion and $61 billion in assets for individuals, corporations and not-for-profit organizations as of June 30, 2022 and 2021, respectively.

Commercial banking revenue
Commercial banking revenue decreased $23 million and $41 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 primarily driven by decreases in corporate bond fees, loan syndication fees and bridge fees, partially offset by increases in contract revenue from commodity derivatives and foreign exchange fees. The decrease for the six months ended June 30, 2022 was also partially offset by an increase in contract revenue from commercial customer derivatives.

Card and processing revenue
Card and processing revenue increased $3 million and $5 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 primarily due to an increase in credit card interchange, partially offset by increased reward costs. The increases in credit card interchange and reward costs were driven by an increase in consumer and business card spend volumes.

Leasing business revenue
Leasing business revenue decreased $5 million and $30 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. The decrease for the three months ended June 30, 2022 was primarily due to decreases in leasing business solutions revenue and operating lease income, partially offset by an increase in lease syndication fees. The decrease for the six months ended June 30, 2022 was primarily due to decreases in lease syndication fees, leasing business solutions revenue and operating lease income, partially offset by an increase in lease remarketing fees. The decreases in leasing business solutions revenue were related to the disposition of LaSalle Solutions during the second quarter of 2022.

Mortgage banking net revenue
Mortgage banking net revenue decreased $33 million and $66 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021.

The following table presents the components of mortgage banking net revenue:

TABLE 8: Components of Mortgage Banking Net Revenue
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Origination fees and gains on loan sales	$23	81	49	170
Net mortgage servicing revenue:
Gross mortgage servicing fees	81	59	149	117
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(73)	(76)	(115)	(138)
Net mortgage servicing revenue	8	(17)	34	(21)
Total mortgage banking net revenue	$31	64	83	149

Origination fees and gains on loan sales decreased $58 million and $121 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 primarily driven by decreases in gain on sale margins and lower volume as well as the impact of gains recognized during the three and six months ended June 30, 2021 from sales of forbearance loans that were repurchased from GNMA. Residential mortgage loan originations decreased to $4.3 billion and $7.8 billion for the three and six months ended June 30, 2022, respectively, from $5.0 billion and $9.7 billion for the three and six months ended June 30, 2021, respectively, due to the impact of higher market interest rates on refinance activity.

Net mortgage servicing revenue increased $25 million and $55 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 primarily due to increases in gross mortgage servicing fees and decreases in net negative valuation adjustments. Refer to Table 9 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 9: Components of Net Valuation Adjustments on MSRs
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(103)	46	(284)	(88)
Changes in fair value:
Due to changes in inputs or assumptions(a)	84	(49)	275	103
Other changes in fair value(b)	(54)	(73)	(106)	(153)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(73)	(76)	(115)	(138)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

The Bancorp recognized income of $30 million and $169 million for three and six months ended June 30, 2022, respectively, and losses of $122 million and $50 million for the three and six months ended June 30, 2021, respectively, in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The valuation adjustments on the MSR portfolio included increases of $84 million and $275 million for the three and six months ended June 30, 2022, respectively, and a decrease of $49 million and increase of $103 million for the three and six months ended and June 30, 2021, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. Mortgage rates increased during the three and six months ended June 30, 2022, which resulted in a reduction to modeled prepayment speeds and a widening of the spread between mortgage rates and swap rates. There was also an increase in the modeled OAS assumptions for the three and six months ended June 30, 2022. The fair value of the MSR portfolio decreased $54 million and $106 million for the three and six months ended June 30, 2022, respectively, and decreased $73 million and $153 million for the three and six months ended June 30, 2021, respectively, as a result of contractual principal payments and actual prepayment activity.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net losses of an immaterial amount and $1 million during the three and six months ended June 30, 2022, respectively, compared to net gains of $1 million and net losses of $1 million during the three and six months ended June 30, 2021, respectively, recorded in securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced as of June 30, 2022 and 2021 were $118.2 billion and $93.0 billion, respectively, with $100.5 billion and $71.5 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income
The following table presents the components of other noninterest income:

TABLE 10: Components of Other Noninterest Income
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Private equity investment income	$40	20	41	19
BOLI income	17	15	33	31
Cardholder fees	14	13	27	25
Equity method investment income	5	14	13	21
Banking center income	7	6	12	11
Consumer loan fees	5	4	9	8
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(18)	(37)	(29)	(50)
(Losses) gains on sale of businesses	(6)	1	(6)	1
Other, net	21	13	38	26
Total other noninterest income	$85	49	138	92
Other noninterest income increased $36 million and $46 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 primarily due to increases in private equity investment income as well as decreases in the loss

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
on the swap associated with the sale of Visa, Inc. Class B Shares, partially offset by decreases in equity method investment income and an increase in losses on sale of businesses.

Private equity investment income increased $20 million and $22 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by gains on certain private equity investments. The Bancorp recognized negative valuation adjustments of $18 million and $29 million related to the Visa total return swap during the three and six months ended June 30, 2022, respectively, compared to negative valuation adjustments of $37 million and $50 million during the three and six months ended June 30, 2021, respectively. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 22 of the Notes to Condensed Consolidated Financial Statements. Equity method investment income decreased $9 million and $8 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to the impact of gains recognized on certain equity method investments during the three and six months ended June 30, 2021.

Noninterest Expense
Noninterest expense decreased $41 million and $35 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year.

The following table presents the components of noninterest expense:

TABLE 11: Components of Noninterest Expense
	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Compensation and benefits	$584	638	(8)	$1,295	1,343	(4)
Technology and communications	98	94	4	199	187	6
Net occupancy expense	75	77	(3)	152	156	(3)
Equipment expense	36	34	6	72	68	6
Leasing business expense	31	33	(6)	63	68	(7)
Marketing expense	28	20	40	52	43	21
Card and processing expense	20	20	0	38	50	(24)
Other noninterest expense	240	237	1	463	454	2
Total noninterest expense	$1,112	1,153	(4)	$2,334	2,369	(1)
Efficiency ratio on an FTE basis(a)	55.1%	59.1		59.8%	61.0
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense decreased $54 million and $48 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by decreases in performance-based compensation and non-qualified deferred compensation expense. The decrease for the six months ended June 30, 2022 was partially offset by the impact of a special broad-based compensation bonus granted in the first quarter of 2022. Full-time equivalent employees totaled 19,119 at June 30, 2022 compared to 19,402 at June 30, 2021.

Marketing expense increased $8 million and $9 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to an increase in account acquisition programs. The increase for the three months ended June 30, 2022 was also driven by a brand campaign evolution launch. Technology and communications expense increased $4 million and $12 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increased investment in strategic initiatives and technology.

Card and processing expense decreased $12 million for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to contract renegotiations with a third-party vendor.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the components of other noninterest expense:

TABLE 12: Components of Other Noninterest Expense
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Loan and lease	$42	55	87	104
FDIC insurance and other taxes	34	30	65	58
Data processing	21	20	40	40
Losses and adjustments	22	23	36	30
Travel	17	7	30	10
Professional service fees	13	16	26	32
Intangible amortization	11	10	22	21
Postal and courier	10	9	20	18
Other, net	70	67	137	141
Total other noninterest expense	$240	237	463	454

Other noninterest expense increased $3 million and $9 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to increases in travel expense and FDIC insurance and other taxes, partially offset by decreases in loan and lease expense and professional service fees. The increase for the six months ended June 30, 2022 also included an increase in losses and adjustments.

Travel expense increased $10 million and $20 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year due to the gradual cessation of travel restrictions related to the COVID-19 pandemic. FDIC insurance and other taxes increased $4 million and $7 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily as a result of an increase in the FDIC assessment rate. Losses and adjustments increased $6 million for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to a reduction in the net benefit from changes in credit valuation adjustments on customer accommodation derivatives and an increase in operational losses, partially offset by a decrease in legal settlements.

Loan and lease expense decreased $13 million and $17 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by a decrease in loan servicing expenses related to the Bancorp’s sales of certain government-guaranteed residential mortgage loans that were previously in forbearance programs and serviced by a third party. Professional service fees decreased $3 million and $6 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to decreases in consulting fees and legal fees.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 13: Applicable Income Taxes
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Income before income taxes	$724	911	1,335	1,794
Applicable income tax expense	162	202	279	391
Effective tax rate	22.4%	22.1	20.9	21.8

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

The effective tax rate was 22.4% for the three months ended June 30, 2022 compared to 22.1% for the same period in the prior year. The effective tax rate was 20.9% for the six months ended June 30, 2022 compared to 21.8% for the same period in the prior year primarily related to an increase in excess tax benefits related to share-based compensation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
BALANCE SHEET ANALYSIS

Loans and Leases
The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 14 summarizes end of period loans and leases, including loans and leases held for sale, and Table 15 summarizes average total loans and leases, including average loans and leases held for sale.

TABLE 14: Components of Total Loans and Leases (including loans and leases held for sale)
	June 30, 2022		December 31, 2021
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans(a)	$56,098	46%	$51,666	44%
Commercial mortgage loans	10,748	9	10,329	9
Commercial construction loans	5,357	5	5,241	4
Commercial leases	2,851	2	3,053	3
Total commercial loans and leases	$75,054	62	$70,289	60
Consumer loans:
Residential mortgage loans	20,104	17	20,791	18
Home equity	3,906	3	4,084	4
Indirect secured consumer loans	17,017	14	16,783	14
Credit card	1,763	1	1,766	2
Other consumer loans	3,521	3	2,752	2
Total consumer loans	$46,311	38	$46,176	40
Total loans and leases	$121,365	100%	$116,465	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$118,823		$112,050
(a)Includes $371 million and $1.3 billion as of June 30, 2022 and December 31, 2021, respectively, related to the SBA’s Paycheck Protection Program.

Total loans and leases, including loans and leases held for sale, increased $4.9 billion, or 4%, from December 31, 2021. The increase from December 31, 2021 was primarily the result of a $4.8 billion, or 7%, increase in commercial loans and leases.

Commercial loans and leases increased $4.8 billion from December 31, 2021 due to increases in commercial and industrial loans, commercial mortgage loans and commercial construction loans, partially offset by a decrease in commercial leases. Commercial and industrial loans increased $4.4 billion, or 9%, from December 31, 2021 primarily as a result of increased revolving line of credit utilization and stronger production, partially offset by PPP loan forgiveness and paydowns. Commercial mortgage loans increased $419 million, or 4%, from December 31, 2021 as loan originations exceeded payoffs. Commercial construction loans increased $116 million, or 2%, from December 31, 2021 as draws on existing commitments and loan originations exceeded payoffs. Commercial leases decreased $202 million, or 7%, from December 31, 2021 primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Consumer loans increased $135 million from December 31, 2021 primarily due to increases in other consumer loans and indirect secured consumer loans, partially offset by decreases in residential mortgage loans and home equity. Other consumer loans increased $769 million, or 28%, from December 31, 2021 primarily driven by loans acquired in a business acquisition during the second quarter of 2022. Indirect secured consumer loans increased $234 million, or 1%, from December 31, 2021 primarily driven by increased loan production in non-automobile indirect loans, partially offset by indirect automobile payoffs exceeding loan production. Residential mortgage loans decreased $687 million, or 3%, from December 31, 2021 primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Home equity decreased $178 million, or 4%, from December 31, 2021 as payoffs exceeded loan originations and new advances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 15: Components of Average Loans and Leases (including average loans and leases held for sale)
	June 30, 2022		June 30, 2021
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$55,466	46%	$48,817	43%
Commercial mortgage loans	10,710	9	10,467	9
Commercial construction loans	5,356	5	6,043	5
Commercial leases	2,840	2	3,174	3
Total commercial loans and leases	$74,372	62	$68,501	60
Consumer loans:
Residential mortgage loans	19,899	17	21,740	19
Home equity	3,895	3	4,674	4
Indirect secured consumer loans	17,241	14	14,702	13
Credit card	1,704	1	1,770	2
Other consumer loans	3,125	3	3,056	2
Total consumer loans	$45,864	38	$45,942	40
Total average loans and leases	$120,236	100%	$114,443	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$117,693		$108,534

Average loans and leases, including average loans and leases held for sale, increased $5.8 billion, or 5%, for the three months ended June 30, 2022 compared to the same period in the prior year primarily as a result of a $5.9 billion, or 9%, increase in average commercial loans and leases.

Average commercial loans and leases increased $5.9 billion for the three months ended June 30, 2022 compared to the same period in the prior year due to increases in average commercial and industrial loans and average commercial mortgage loans, partially offset by decreases in average commercial construction loans and average commercial leases. Average commercial and industrial loans increased $6.6 billion, or 14%, for the three months ended June 30, 2022 compared to the same period in the prior year primarily driven by increased revolving line of credit utilization and increased production, partially offset by PPP loan forgiveness and paydowns. Average commercial mortgage loans increased $243 million, or 2%, for the three months ended June 30, 2022 compared to the same period in the prior year as loan originations exceeded payoffs. Average commercial construction loans decreased $687 million, or 11%, for the three months ended June 30, 2022 compared to the same period in the prior year as payoffs exceeded draws on existing commitments and loan originations. Average commercial leases decreased $334 million, or 11%, for the three months ended June 30, 2022 compared to the same period in the prior year primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average consumer loans decreased $78 million for the three months ended June 30, 2022 compared to the same period in the prior year due to decreases in average residential mortgage loans, average home equity and average credit card, partially offset by increases in average indirect secured consumer loans and average other consumer loans. Average residential mortgage loans decreased $1.8 billion, or 8%, for the three months ended June 30, 2022 compared to the same period in the prior year primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average home equity decreased $779 million, or 17%, for the three months ended June 30, 2022 compared to the same period in the prior year as payoffs exceeded loan originations. Average credit card decreased $66 million, or 4%, for the three months ended June 30, 2022 compared to the same period in the prior year primarily due to a decrease in average balances per active account as well as a decrease in the number of active accounts. Average indirect secured consumer loans increased $2.5 billion, or 17%, for the three months ended June 30, 2022 compared to the same period in the prior year primarily driven by higher demand and other favorable market conditions from June 30, 2021, which contributed to increased loan production. Average other consumer loans increased $69 million, or 2%, for the three months ended June 30, 2022 compared to the same period in the prior year primarily driven by loans acquired in a business acquisition in the second quarter of 2022, partially offset by payoffs exceeding loan originations.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $53.5 billion and $39.0 billion at June 30, 2022 and December 31, 2021, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 5.7 at June 30, 2022 compared to 4.8 at December 31, 2021.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At June 30, 2022, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Bancorp held an immaterial amount of below-investment grade available-for-sale debt and other securities at both June 30, 2022 and December 31, 2021.

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

At both June 30, 2022 and December 31, 2021, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during both the three and six months ended June 30, 2022 and 2021.

The following table summarizes the end of period components of investment securities:

TABLE 16: Components of Investment Securities
As of ($ in millions)	June 30, 2022	December 31, 2021
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$2,185	85
Obligations of states and political subdivisions securities	18	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	12,603	8,432
Agency commercial mortgage-backed securities	28,742	18,236
Non-agency commercial mortgage-backed securities	5,111	4,364
Asset-backed securities and other debt securities	6,675	5,287
Other securities(a)	806	519
Total available-for-sale debt and other securities	$56,140	36,941
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$3	6
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$5	8
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$30	84
Obligations of states and political subdivisions securities	25	32
Agency residential mortgage-backed securities	15	105
Asset-backed securities and other debt securities	223	291
Total trading debt securities	$293	512
Total equity securities (fair value)	$326	376
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities increased $19.2 billion from December 31, 2021 as a result of the deployment of excess short-term investments into longer duration assets in the investment portfolio during the six months ended June 30, 2022.

On an amortized cost basis, available-for-sale debt and other securities were 30% and 20% of total interest-earning assets at June 30, 2022 and December 31, 2021, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 7.1 years at June 30, 2022 compared to 6.6 years at December 31, 2021. In addition, at June 30, 2022, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 2.79% compared to 2.77% at December 31, 2021.

Information presented in Table 17 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $3.3 billion at June 30, 2022 compared to net unrealized gains of $1.2 billion at December 31, 2021. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Characteristics of Available-for-Sale Debt and Other Securities
As of June 30, 2022 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life after one year through five years	$756	726	4.1	2.05%
Average life after five years through ten years	1,429	1,367	6.1	2.26
Total	$2,185	2,093	5.4	2.19%
Obligations of states and political subdivisions securities:
Average life within one year	17	17	0.7	1.80
Average life after ten years	1	1	14.4	7.00
Total	$18	18	1.5	2.11%
Agency residential mortgage-backed securities:
Average life within one year	62	62	0.7	1.97
Average life after one year through five years	1,043	1,010	3.6	2.79
Average life after five years through ten years	10,487	9,968	8.1	3.01
Average life after ten years	1,011	899	12.2	2.93
Total	$12,603	11,939	8.0	2.98%
Agency commercial mortgage-backed securities:(a)
Average life within one year	273	273	0.5	5.09
Average life after one year through five years	6,424	6,249	3.5	3.00
Average life after five years through ten years	15,501	14,543	7.4	2.72
Average life after ten years	6,544	5,808	12.8	2.71
Total	$28,742	26,873	7.7	2.80%
Non-agency commercial mortgage-backed securities:
Average life within one year	75	74	0.7	3.03
Average life after one year through five years	3,088	2,989	3.1	3.19
Average life after five years through ten years	1,948	1,707	8.8	2.59
Total	$5,111	4,770	5.2	2.96%
Asset-backed securities and other debt securities:
Average life within one year	351	343	0.6	3.17
Average life after one year through five years	3,592	3,416	3.2	2.48
Average life after five years through ten years	2,526	2,379	7.0	2.30
Average life after ten years	206	200	10.8	2.26
Total	$6,675	6,338	4.7	2.44%
Other securities	806	806
Total available-for-sale debt and other securities	$56,140	52,837	7.1	2.79%
(a)Taxable-equivalent yield adjustments included in the above table are 0.08% and 0.02% for securities with an average life greater than 10 years and in total, respectively.

Other Short-Term Investments
Other short-term investments primarily include overnight interest-earning investments, including reserves held at the FRB and federal funds sold. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $7.4 billion and $34.6 billion at June 30, 2022 and December 31, 2021, respectively. The decrease of $27.2 billion from December 31, 2021 was primarily attributable to purchases of investment securities, a decline in core deposit balances, loan growth and decreases in long-term debt during the six months ended June 30, 2022.

Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 79% of the Bancorp’s average asset funding base for both the three months ended June 30, 2022 and 2021.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the end of period components of deposits:

TABLE 18: Components of Deposits
	June 30, 2022		December 31, 2021
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$60,859	38%	$65,088	38%
Interest checking	43,338	27	48,870	29
Savings	23,748	15	22,227	13
Money market	28,792	18	30,263	18
Foreign office	177	—	121	—
Total transaction deposits	$156,914	98	$166,569	98
CDs $250,000 or less	2,125	1	2,486	2
Total core deposits	$159,039	99	$169,055	100
CDs over $250,000(a)	2,135	1	269	—
Total deposits	$161,174	100%	$169,324	100%
(a)Includes retail brokered certificates of deposit.

Core deposits decreased $10.0 billion, or 6%, from December 31, 2021 primarily due to decreases in interest checking deposits, demand deposits, money market deposits and CDs $250,000 or less, partially offset by an increase in savings deposits. Interest checking deposits decreased $5.5 billion, or 11% from December 31, 2021 primarily as a result of lower balances per customer account, partially offset by balance migration from demand deposits. Demand deposits decreased $4.2 billion, or 6%, from December 31, 2021 primarily as a result of lower balances per commercial customer account and balance migration into interest checking deposits, partially offset by consumer balance growth. Money market deposits decreased $1.5 billion, or 5%, from December 31, 2021 primarily as a result of lower balances per commercial customer account. CDs $250,000 or less decreased $361 million, or 15%, from December 31, 2021 primarily due to lower offering rates. Savings deposits increased $1.5 billion, or 7%, from December 31, 2021 primarily as a result of consumer balance growth.

CDs over $250,000 increased $1.9 billion from December 31, 2021 primarily due to an increase in retail brokered certificates of deposit issued.

The following table presents the components of average deposits for the three months ended:

TABLE 19: Components of Average Deposits
	June 30, 2022		June 30, 2021
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$62,555	38%	$61,994	38%
Interest checking	44,349	27	45,307	28
Savings	23,708	15	20,494	12
Money market	29,284	18	30,844	19
Foreign office	139	—	140	—
Total transaction deposits	$160,035	98	$158,779	97
CDs $250,000 or less	2,193	1	3,514	3
Total core deposits	$162,228	99	$162,293	100
CDs over $250,000(a)	662	1	326	—
Total average deposits	$162,890	100%	$162,619	100%
(a)Includes retail brokered certificates of deposit.

On an average basis, core deposits decreased $65 million for the three months ended June 30, 2022 compared to the same period in the prior year primarily driven by decreases in average money market deposits, average CDs $250,000 or less and average interest checking deposits, partially offset by increases in average savings deposits and average demand deposits. Average money market deposits decreased $1.6 billion, or 5%, for the three months ended June 30, 2022 compared to the same period in the prior year primarily as a result of lower average balances per commercial customer account, partially offset by higher average balances per consumer customer account. Average CDs $250,000 or less decreased $1.3 billion, or 38%, for the three months ended June 30, 2022 compared to the same period in the prior year primarily due to lower offering rates. Average interest checking deposits decreased $958 million, or 2%, for the three months ended June 30, 2022 compared to the same period in the prior year primarily as a result of lower average balances per commercial customer account, partially offset by balance migration from demand deposits and consumer balance growth. Average savings deposits increased $3.2 billion, or 16%, for the three months ended June 30, 2022 compared to the same period in the prior year primarily as a result of higher average balances per customer account. Average demand deposits increased $561 million, or 1%, for the three months ended June 30, 2022 compared to the same period in the prior year primarily as a result of higher average balances per consumer customer account, partially offset by lower average balances per commercial customer account and the aforementioned balance migration into interest checking deposits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average CDs over $250,000 increased $336 million for the three months ended June 30, 2022 compared to the same period in the prior year primarily due to an increase in retail brokered certificates of deposit issued.

Contractual maturities
The contractual maturities of CDs as of June 30, 2022 are summarized in the following table:

TABLE 20: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$3,847
13-24 months	226
25-36 months	95
37-48 months	68
49-60 months	20
After 60 months	4
Total CDs	$4,260
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all FDIC requirements are met. All deposits that an account holder has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of June 30, 2022 and December 31, 2021, approximately $67.1 billion and $80.2 billion, respectively, of the Bancorp’s domestic deposits were uninsured. At June 30, 2022 and December 31, 2021, approximately $414 million and $468 million, respectively, of the Bancorp’s time deposits were not fully insured. The estimated uninsured portions of those time deposits were $195 million and $236 million at June 30, 2022 and December 31, 2021, respectively. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 13% for both the three months ended June 30, 2022 and 2021.

The following table summarizes the end of period components of borrowings:

TABLE 21: Components of Borrowings
As of ($ in millions)	June 30, 2022	December 31, 2021
Federal funds purchased	$711	281
Other short-term borrowings	7,057	980
Long-term debt	10,990	11,821
Total borrowings	$18,758	13,082

Total borrowings increased $5.7 billion, or 43%, from December 31, 2021 primarily due to increases in other short-term borrowings and federal funds purchased, partially offset by a decrease in long-term debt. Other short-term borrowings and federal funds purchased increased $6.1 billion and $430 million, respectively, from December 31, 2021 primarily due to increased funding needs resulting from an increase in investment securities and loan growth and a decline in core deposit balances. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements. Long-term debt decreased $831 million from December 31, 2021 primarily driven by the early redemptions under the par call options of $1.5 billion of notes, $263 million of fair value adjustments associated with interest rate swaps hedging long-term debt and $101 million of paydowns on long-term debt associated with automobile loan securitizations during the six months ended June 30, 2022. These decreases were partially offset by the issuance of $1 billion of senior fixed-rate/floating-rate notes in April of 2022. For further information on a subsequent event related to long-term debt, refer to Note 24 of the Notes to the Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes components of average borrowings for the three months ended:

TABLE 22: Components of Average Borrowings
($ in millions)	June 30, 2022	June 30, 2021
Federal funds purchased	$392	346
Other short-term borrowings	3,571	1,097
Long-term debt	11,164	13,883
Total average borrowings	$15,127	15,326

Total average borrowings decreased $199 million, or 1%, for the three months ended June 30, 2022 compared to the same period in the prior year primarily due to a decrease in average long-term debt, partially offset by an increase in average other short-term borrowings. Average long-term debt decreased $2.7 billion for the three months ended June 30, 2022 compared to the same period in the prior year primarily driven by the early redemptions under the par call options of $2.4 billion of notes, $301 million of fair value adjustments associated with interest rate swaps hedging long-term debt and $231 million of paydowns on long-term debt associated with automobile loan securitizations since June 30, 2021. Additionally, average long-term debt for the three months ended June 30, 2021 was impacted by early redemptions under the par call options of $2.3 billion of notes in June of 2021. The decrease in average long-term debt was partially offset by the issuances of senior fixed-rate/floating-rate notes of $500 million and $1.0 billion in November of 2021 and April of 2022, respectively. Average other short-term borrowings increased $2.5 billion for the three months ended June 30, 2022 compared to the same period in the prior year primarily due to increased funding needs resulting from an increase in investment securities and loan growth and a decline in core deposit balances. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets decreased throughout 2021, but have increased since December 31, 2021 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also increased since December 31, 2021, due to higher interest rates and modified assumptions. Thus, net interest income for asset-generating business segments was negatively impacted by the rates charged on assets while deposit-providing business segments were positively impacted during the six months ended June 30, 2022.

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

The following table summarizes net income (loss) by business segment:

TABLE 23: Net Income (Loss) by Business Segment
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Income Statement Data
Commercial Banking	$294	393	620	704
Branch Banking	233	40	333	16
Consumer Lending	(2)	33	25	65
Wealth and Asset Management	38	26	66	45
General Corporate and Other	(1)	217	12	573
Net income	$562	709	1,056	1,403

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 24: Commercial Banking
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Income Statement Data
Net interest income (FTE)(a)	$518	378	1,010	745
Provision for (benefit from) credit losses	85	(151)	56	(227)
Noninterest income:
Commercial banking revenue	136	156	269	307
Service charges on deposits	92	92	188	181
Leasing business revenue	56	61	118	148
Other noninterest income	61	46	98	79
Noninterest expense:
Compensation and benefits	142	136	310	292
Leasing business expense	31	33	63	68
Other noninterest expense	245	230	493	459
Income before income taxes (FTE)	360	485	761	868
Applicable income tax expense(a)(b)	66	92	141	164
Net income	$294	393	620	704
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$69,066	59,729	67,583	59,989
Demand deposits	32,132	32,827	33,291	32,177
Interest checking deposits	18,607	20,871	20,472	21,000
Savings and money market deposits	4,486	6,315	4,936	6,341
Certificates of deposit	118	91	120	96
Foreign office deposits	139	139	132	133
(a)Includes FTE adjustments of $2 for both the three months ended June 30, 2022 and 2021, and $4 for both the six months ended June 30, 2022 and 2021.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $294 million and $620 million for the three and six months ended June 30, 2022, respectively, compared to $393 million and $704 million for the same periods in the prior year. The decreases for both periods were primarily driven by increases in provision for credit losses, decreases in noninterest income and increases in noninterest expense, partially offset by increases in net interest income on an FTE basis.

Net interest income on an FTE basis increased $140 million and $265 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in FTP credit rates on demand deposits and interest checking deposits as well as increases in average balances of and yields on commercial and industrial loans. These positive impacts were partially offset by increases in FTP charges on loans and leases.

The provision for credit losses was $85 million and $56 million for the three and six months ended June 30, 2022, respectively, compared to a benefit from credit losses of $151 million and $227 million for the three and six months ended June 30, 2021, respectively. The increases for the three and six months ended June 30, 2022 compared to the same periods in the prior year were primarily driven by the impact of the benefit of lower commercial criticized asset levels for the three and six months ended June 30, 2021. The increase for the three months ended June 30, 2022 was also driven by an increase in net charge-offs on commercial loans and leases compared to the same period in the prior year. Annualized net charge-offs as a percent of average portfolio loans and leases increased to 18 bps and 11 bps for the three and six months ended June 30, 2022, respectively, compared to 4 bps and 10 bps for the same periods in the prior year.

Noninterest income decreased $10 million and $42 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by decreases in commercial banking revenue and leasing business revenue, partially offset by increases in other noninterest income. The decrease for the six months ended June 30, 2022 was also partially offset by an increase in service

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
charges on deposits. Commercial banking revenue decreased $20 million and $38 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to decreases in corporate bond fees and loan syndication fees. Leasing business revenue decreased $5 million and $30 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2022 was primarily due to decreases in leasing business solutions revenue and operating lease income, partially offset by an increase in lease syndication fees. The decrease for the six months ended June 30, 2022 was primarily due to decreases in lease syndication fees, leasing business solutions revenue and operating lease income, partially offset by an increase in lease remarketing fees. The decreases in leasing business solutions revenue were related to the disposition of LaSalle Solutions during the second quarter of 2022. Other noninterest income increased $15 million and $19 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to increases in private equity investment income. Service charges on deposits increased $7 million for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to an increase in commercial treasury management fees.

Noninterest expense increased $19 million and $47 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense and compensation and benefits. Other noninterest expense increased $15 million and $34 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to increases in travel expense and allocated expenses related to information technology support services and cash management services. The increase for the six months ended June 30, 2022 was also driven by an increase in losses and adjustments. Compensation and benefits increased $6 million and $18 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by higher merit payout, retention efforts and expansion initiatives during the three and six months ended June 30, 2022.

Average commercial loans and leases increased $9.3 billion and $7.6 billion for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to increases in average commercial and industrial loans partially offset by decreases in average commercial construction loans. Average commercial and industrial loans increased for the three and six months ended June 30, 2022 compared to the same periods in the prior year primarily driven by increased revolving line of credit utilization and increased production, partially offset by paydowns. Average commercial construction loans decreased for the three and six months ended June 30, 2022 compared to the same periods in the prior year as payoffs exceeded draws on existing commitments and loan originations.

Average deposits decreased $4.8 billion and $796 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to decreases in average savings and money market deposits and average interest checking deposits. The decrease for the six months ended June 30, 2022 was partially offset by an increase in average demand deposits. Average savings and money market deposits decreased $1.8 billion and $1.4 billion for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily as a result of lower average balances per commercial customer account. Average interest checking deposits decreased $2.3 billion and $528 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily as a result of lower average balances per commercial customer account. Average demand deposits increased $1.1 billion for the six months ended June 30, 2022 compared to the same period in the prior year primarily as a result of higher average balances per commercial customer account as well as growth in the number of accounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Branch Banking
Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,080 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 25: Branch Banking
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Income Statement Data
Net interest income	$554	301	972	596
Provision for credit losses	20	25	39	66
Noninterest income:
Card and processing revenue	83	84	162	161
Service charges on deposits	62	57	119	111
Wealth and asset management revenue	51	52	102	102
Other noninterest income	23	31	51	55
Noninterest expense:
Compensation and benefits	158	158	334	328
Net occupancy and equipment expense	59	58	113	115
Card and processing expense	19	19	36	49
Other noninterest expense	222	215	462	447
Income before income taxes	$295	50	422	20
Applicable income tax expense	62	10	89	4
Net income	$233	40	333	16
Average Balance Sheet Data
Consumer loans	$12,317	11,867	12,115	11,974
Commercial loans, including held for sale	3,153	2,983	3,008	2,982
Demand deposits	27,351	26,227	27,002	25,105
Interest checking deposits	16,080	15,830	15,997	15,604
Savings and money market deposits	45,029	42,476	44,648	41,524
Certificates of deposit	2,411	3,453	2,510	3,672
Net income was $233 million and $333 million for the three and six months ended June 30, 2022, respectively, compared to $40 million and $16 million for the same periods in the prior year. The increases were primarily driven by increases in net interest income as well as decreases in the provision for credit losses, partially offset by increases in noninterest expense. Noninterest income decreased for the three months ended June 30, 2022 but increased for the six months ended June 30, 2022 compared to the same periods in the prior year.

Net interest income increased $253 million and $376 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to increases in FTP credits on deposits. This positive impact was partially offset by increases in FTP charge rates on loans and leases and decreases in yields on consumer loans.

Provision for credit losses decreased $5 million and $27 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to decreases in net charge-offs on credit card and commercial and industrial loans, partially offset by the impact of the benefit of lower commercial criticized asset levels for the three and six months ended June 30, 2021. Annualized net charge-offs as a percent of average portfolio loans and leases decreased to 68 bps and 66 bps for the three and six months ended June 30, 2022, respectively, compared to 102 bps and 106 bps for the same periods in the prior year.

Noninterest income decreased $5 million and increased $5 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2022 was primarily driven by a decrease in other noninterest income, partially offset by an increase in service charges on deposits. The increase for the six months ended June 30, 2022 was primarily driven by an increase in service charges on deposits, partially offset by a decrease in other noninterest income. Service charges on deposits increased $5 million and $8 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in both commercial treasury management fees and consumer deposit fees. Other noninterest income decreased $8 million and $4 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year, which included decreases in mortgage banking net revenue.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $8 million and $6 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense. The increase for the six months ended June 30, 2022 was also driven by an increase in compensation and benefits, partially offset by a decrease in card and processing expense. Other noninterest expense increased $7 million and $15 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to increases in allocated expenses related to information technology support services, marketing expense and FDIC insurance and other taxes. Compensation and benefits increased $6 million for the six months ended June 30, 2022 compared to the same period in the prior year primarily driven by an increase in incentive compensation, partially offset by a decrease in deferred compensation expense. Card and processing expense decreased $13 million for the six months ended June 30, 2022 compared to the same period in the prior year primarily driven by contract renegotiations with a third-party vendor.

Average consumer loans increased $450 million and $141 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in average residential mortgage loans as a result of increases in production. These increases were partially offset by decreases in average home equity as payoffs exceeded loan originations for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. Average commercial loans increased $170 million and $26 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in average commercial and industrial loans partially offset by decreases in average commercial mortgage loans.

Average deposits increased $2.9 billion and $4.3 billion for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in average savings and money market deposits and average demand deposits, partially offset by decreases in average certificates of deposit. Average savings and money market deposits increased $2.6 billion and $3.1 billion and average demand deposits increased $1.1 billion and $1.9 billion for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily as a result of higher balances per customer account and decreased consumer outflows, as well as growth in the number of accounts. Average CDs decreased $1.0 billion and $1.2 billion for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to lower offering rates on certificates.

Consumer Lending
Consumer Lending includes the Bancorp’s residential mortgage, automobile and other indirect lending activities. Residential mortgage activities within Consumer Lending include the origination, retention and servicing of residential mortgage loans, sales and securitizations of those loans and all associated hedging activities. Residential mortgages are primarily originated through a dedicated sales force and through third-party correspondent lenders. Automobile and other indirect lending activities include extending loans to consumers through automobile dealers, motorcycle dealers, powersport dealers, recreational vehicle dealers and marine dealers, in addition to home improvement and solar energy installation loans originated through a network of contractors and installers.

The following table contains selected financial data for the Consumer Lending segment:

TABLE 26: Consumer Lending
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Income Statement Data
Net interest income	$114	142	246	269
Provision for credit losses	4	—	10	8
Noninterest income:
Mortgage banking net revenue	30	60	79	142
Other noninterest income	3	3	5	3
Noninterest expense:
Compensation and benefits	60	61	116	127
Other noninterest expense	86	102	173	197
Income (loss) before income taxes	$(3)	42	31	82
Applicable income tax expense (benefit)	(1)	9	6	17
Net income (loss)	$(2)	33	25	65
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$13,082	16,567	13,520	16,023
Home equity	114	153	118	158
Indirect secured consumer loans	17,168	14,577	17,133	14,198
Other consumer loans	292	1	147	1

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Consumer Lending incurred a net loss of $2 million and net income of $25 million for the three and six months ended June 30, 2022, respectively, compared to net income of $33 million and $65 million for the same periods in the prior year. The decreases for the three and six months ended June 30, 2022 compared to the same periods in the prior year were primarily driven by decreases in noninterest income and net interest income, partially offset by decreases in noninterest expense.

Net interest income decreased $28 million and $23 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by decreases in average balances of residential mortgage loans as well as decreases in yields on indirect secured consumer loans and residential mortgage loans. These decreases were partially offset by increases in average balances of indirect secured consumer loans.

Provision for credit losses increased $4 million and $2 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in net charge-offs on indirect secured consumer loans. Annualized net charge-offs as a percent of average portfolio loans and leases were 5 bps and 7 bps for the three and six months ended June 30, 2022, respectively, compared to an immaterial amount and 7 bps for the three and six months ended June 30, 2021, respectively.

Noninterest income decreased $30 million and $61 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by decreases in mortgage banking net revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense decreased $17 million and $35 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to decreases in other noninterest expense. The decrease for the six months ended June 30, 2022 was also due to a decrease in compensation and benefits. Other noninterest expense decreased $16 million and $24 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by decreases in loan and lease expense, losses and adjustments and corporate overhead allocations. Compensation and benefits decreased $11 million for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to decreases in incentive compensation and base compensation resulting from the decreased mortgage origination activity for the six months ended June 30, 2022.

Average consumer loans decreased $642 million and increased $538 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. Average residential mortgage loans decreased $3.5 billion and $2.5 billion for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to decreases in average residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average indirect secured consumer loans increased $2.6 billion and $2.9 billion for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by higher demand and other favorable market conditions from June 30, 2021, which contributed to increased loan production. Average other consumer loans increased $291 million and $146 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by loans acquired in a business acquisition in the second quarter of 2022.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 27: Wealth and Asset Management
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Income Statement Data
Net interest income	$53	21	88	42
Benefit from credit losses	—	—	—	(1)
Noninterest income:
Wealth and asset management revenue	132	138	274	274
Other noninterest income	—	5	2	7
Noninterest expense:
Compensation and benefits	56	49	116	103
Other noninterest expense	81	82	164	164
Income before income taxes	$48	33	84	57
Applicable income tax expense	10	7	18	12
Net income	$38	26	66	45
Average Balance Sheet Data
Loans and leases, including held for sale	$4,490	3,772	4,317	3,759
Deposits	12,948	11,188	13,408	11,455

Net income was $38 million and $66 million for the three and six months ended June 30, 2022, respectively, compared to $26 million and $45 million for the same periods in the prior year. The increases were primarily driven by increases in net interest income, partially offset by increases in noninterest expense and decreases in noninterest income.

Net interest income increased $32 million and $46 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in FTP credits on deposits as well as increases in average balances and yields on commercial and industrial loans. These positive impacts were partially offset by increases in FTP charges on loans and leases and rates paid on average interest checking deposits for the three and six months ended June 30, 2022 compared to the same periods in the prior year.

Noninterest income decreased $11 million and $5 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by decreases in other noninterest income. The decrease for the three months ended June 30, 2022 was also due to a decrease in wealth and asset management revenue. Other noninterest income decreased $5 million for both the three and six months ended June 30, 2022 compared to the same periods in the prior year primarily driven by a loss on the sale of a business. Wealth and asset management revenue decreased $6 million for the three months ended June 30, 2022 compared to the same period in the prior year primarily as a result of a decrease in private client service fees, partially offset by an increase in institutional fees.

Noninterest expense increased $6 million and $13 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in compensation and benefits. Compensation and benefits increased $7 million and $13 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily as a result of increases in incentive compensation and base compensation.

Average loans and leases increased $718 million and $558 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in average commercial and industrial loans as a result of higher loan production.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Average deposits increased $1.8 billion and $2.0 billion for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in average interest checking deposits, average savings and money market deposits and average demand deposits as a result of higher average balances per customer account.

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

Net interest income on an FTE basis decreased $266 million and $515 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in FTP credits on deposits allocated to the business segments as well as increases in interest expense on other short-term borrowings. These negative impacts were partially offset by increases in the benefit related to FTP charge rates on loans and leases allocated to the business segments and increases in interest income on investment securities as well as decreases in interest expense on long-term debt.

The provision for credit losses was $70 million and $119 million for the three and six months ended June 30, 2022, respectively, compared to provision for credit losses of $11 million and a benefit from credit losses of $134 million for the three and six months ended June 30, 2021, respectively. The increases in provision expense for the three and six months ended June 30, 2022 compared to the same periods in the prior year were primarily driven by factors affecting the ACL including higher end-of-period commercial and consumer loan balances as well as deterioration in forecasted macroeconomic conditions. These increases were partially offset by the impact of allocations to the business segments.

Noninterest income decreased $11 million and $29 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in net securities losses, partially offset by decreases in the losses recognized on the swap associated with the sale of Visa, Inc. Class B shares.

Noninterest expense decreased $59 million and $67 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily driven by decreases in compensation and benefits due to decreases in benefits expense, incentive compensation and deferred compensation. The decreases also included the impact of increases in corporate overhead allocations from General Corporate and Other to the other business segments, partially offset by increases in technology and communications expense and travel expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RISK MANAGEMENT - OVERVIEW
The Risk Management Overview section included in Item 7 of the Bancorp’s Annual Report on Form 10-K describes the Bancorp’s Enterprise Risk Management Framework and Three Lines of Defense structure as well as key areas of risk, which include credit risk, liquidity risk, interest rate risk, price risk, legal and regulatory compliance risk, operational risk, reputation risk and strategic risk. Item 7 of the Bancorp’s Annual Report on Form 10-K also includes additional detailed information about the Bancorp’s processes related to operational risk management as well as legal and regulatory compliance risk management. The following information should be read in conjunction with the Bancorp’s Annual Report on Form 10-K.

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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 28: Potential Problem Portfolio Loans and Leases
As of June 30, 2022 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$1,685	1,687	2,805
Commercial mortgage loans	698	701	713
Commercial construction loans	287	287	316
Commercial leases	58	58	58
Total potential problem portfolio loans and leases	$2,728	2,733	3,892

TABLE 29: Potential Problem Portfolio Loans and Leases
As of December 31, 2021 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$1,587	1,589	2,842
Commercial mortgage loans	783	787	791
Commercial construction loans	339	339	357
Commercial leases	59	59	60
Total potential problem portfolio loans and leases	$2,768	2,774	4,050
In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The first of these risk grading systems encompasses ten categories, which are based on regulatory guidance for credit risk systems. These ratings are used by the Bancorp to monitor and manage its credit risk. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for assessing a borrower’s creditworthiness. A “through-the-cycle” rating philosophy uses a grading scale that assigns ratings based on average default rates through an entire business cycle for borrowers with similar financial performance. The dual risk rating system includes thirteen probabilities of default grade categories and an additional eleven grade categories for estimating

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-category regulatory risk rating system.

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

Overview
The first half of 2022 was defined by heightened volatility in financial markets as the FRB indicated monetary policy would expeditiously return to a neutral policy setting and most likely move to a restrictive setting later in 2022. Persistent inflation and Federal Reserve rate hikes weighed on financial market returns in the first half of 2022, as the S&P 500 declined 20% and the Bloomberg Aggregate Bond Index fell 10.3%. Commodities prices which had increased from the war in Ukraine earlier in the year came under pressure in June 2022 as fears of an economic recession increased.

Monetary policy makers are attempting to slow consumer and business demand for goods and services. The persistence of inflation has led the FOMC to raise rates at the most aggressive pace since the 1980s. FRB officials have indicated that they are more concerned about the risk of higher inflation becoming entrenched than the risk of pushing the economy into a recession.

Consumer and business sentiment surveys softened throughout the first half of 2022 as the outlook for growth deteriorated due to higher inflation and geopolitical risks. The dramatic increase in household wealth since March 2020 has supported consumer demand thus far, however higher inflation is leading consumers to pull back on discretionary items as spending on essentials consumes more of their income. With consumer demand beginning to slow, businesses are facing a more challenging environment as profit margins come under pressure from higher inflation and decreasing demand for their products and services.

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

The Bancorp is closely monitoring various economic conditions and their impacts on commercial borrowers, including the pace of inflation, rising interest rates, labor and supply chain issues, and changes in consumer discretionary spending patterns, among others. The Bancorp maintains focus on disciplined client selection, adherence to underwriting policy and attention to borrower and industry concentrations.

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

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 30: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	June 30, 2022			December 31, 2021
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$11,560	21,974	102	11,131	22,082	82
Real estate	10,701	16,843	33	10,370	16,067	37
Financial services and insurance	9,851	19,682	—	9,196	18,562	—
Healthcare	5,666	7,842	19	5,011	7,608	6
Wholesale trade	5,498	9,832	6	4,733	9,266	6
Business services	5,485	10,083	3	5,149	9,481	23
Retail trade	4,364	9,869	2	4,053	10,001	2
Accommodation and food	4,351	7,167	20	4,354	7,089	28
Mining	3,380	5,959	14	2,512	5,023	16
Communication and information	3,203	6,549	23	2,969	6,665	24
Construction	3,155	6,218	9	2,918	6,111	6
Transportation and warehousing	2,719	4,602	2	2,774	4,628	8
Entertainment and recreation	1,606	2,998	75	1,401	2,948	86
Utilities	1,548	3,796	—	1,446	3,698	—
Other services	1,062	1,474	9	1,140	1,501	8
Agribusiness	388	604	—	355	616	1
Public administration	378	552	1	606	856	3
Other	75	76	1	89	90	1
Individuals	60	93	—	61	93	—
Total	$75,050	136,213	319	70,268	132,385	337
By Loan Size:
Less than $1 million	4%	3	14	5	3	14
$1 million to $5 million	7	6	11	8	6	14
$5 million to $10 million	5	5	12	6	5	8
$10 million to $25 million	15	13	40	15	14	42
$25 million to $50 million	23	23	23	24	24	22
Greater than $50 million	46	50	—	42	48	—
Total	100%	100	100	100	100	100
By State:
Illinois	10%	9	30	11	9	29
Ohio	9	11	4	10	12	4
California	9	8	2	8	8	2
Texas	8	8	6	8	8	6
Florida	7	7	2	8	7	2
Michigan	6	5	8	6	5	9
Indiana	3	3	—	3	4	2
Georgia	3	4	1	3	4	8
Tennessee	3	3	5	3	3	3
North Carolina	3	3	2	2	2	1
Kentucky	2	2	1	2	2	1
South Carolina	2	2	—	2	1	—
Other	35	35	39	34	35	33
Total	100%	100	100	100	100	100

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

TABLE 31: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of June 30, 2022 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$148	491	3,409
Commercial mortgage nonowner-occupied loans	17	79	4,369
Total	$165	570	7,778

TABLE 32: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2021 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$166	416	3,164
Commercial mortgage nonowner-occupied loans	46	120	4,197
Total	$212	536	7,361

The Bancorp views non-owner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 33: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of June 30, 2022 ($ in millions)					For the three months ended June 30, 2022	For the six months ended June 30, 2022
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Illinois	$1,417	1,585	—	24	—	—
Florida	1,147	1,944	—	—	—	—
Ohio	1,127	1,467	—	—	—	—
Michigan	806	1,006	—	—	—	—
Texas	802	1,303	—	—	—	—
North Carolina	354	576	—	1	—	—
Indiana	301	556	—	—	—	—
All other states	4,264	6,287	—	3	3	3
Total	$10,218	14,724	—	28	3	3
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 34: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of June 30, 2021 ($ in millions)					For the three months ended June 30, 2021	For the six months ended June 30, 2021
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs	Net (Recoveries) Charge-offs
By State:
Illinois	$1,922	2,183	—	21	(1)	(1)
Florida	1,227	1,842	—	—	—	—
Ohio	1,046	1,481	—	—	—	—
Michigan	772	953	—	—	—	—
Texas	595	1,085	—	—	—	—
North Carolina	391	474	—	2	—	—
Indiana	337	574	—	—	—	—
All other states	4,421	6,243	—	1	—	—
Total	$10,711	14,835	—	24	(1)	(1)
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

The payment structures for certain variable rate products (such as residential mortgage loans, home equity and credit card) are susceptible to changes in benchmark interest rates. With continued increases in interest rates, minimum payments on these products also increase, raising the potential for the environment to be disruptive to some borrowers. The Bancorp actively monitors the portion of its consumer portfolio that is susceptible to increases in minimum payments and continues to assess the impact on the overall risk appetite and soundness of the portfolio.

Residential mortgage portfolio
The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTVs and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $486 million of ARM loans will have rate resets during the next twelve months. Of these resets, substantially all are expected to experience an increase in rate, with an average increase of approximately 1.94%. Underlying characteristics of these borrowers are relatively strong with a weighted average origination DTI of 35% and weighted average origination LTV of 73%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 35: Residential Mortgage Portfolio Loans by LTV at Origination
	June 30, 2022		December 31, 2021
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$12,496	61.7%	$12,207	62.5%
LTV > 80%, with mortgage insurance(a)	2,858	94.7	2,227	94.9
LTV > 80%, no mortgage insurance	2,212	91.0	1,963	90.8
Total	$17,566	70.9%	$16,397	70.9%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 36: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of June 30, 2022 ($ in millions)				For the three months ended June 30, 2022	For the six months ended June 30, 2022
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$519	1	10	—	—
Illinois	445	—	4	—	—
Florida	353	—	2	—	—
Michigan	171	—	2	—	—
Indiana	155	—	2	—	—
North Carolina	151	—	—	—	—
Kentucky	120	—	1	—	—
All other states	298	—	5	—	—
Total	$2,212	1	26	—	—

TABLE 37: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of June 30, 2021 ($ in millions)				For the three months ended June 30, 2021	For the six months ended June 30, 2021
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$451	5	4	—	—
Illinois	412	4	1	—	—
Florida	301	1	2	—	—
Michigan	156	1	1	—	—
Indiana	140	1	—	—	—
North Carolina	136	1	—	—	—
Kentucky	93	1	—	—	—
All other states	301	2	2	—	—
Total	$1,990	16	10	—	—

Home equity portfolio
The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 44% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 18% of the balances mature before 2025.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 39 and Table 40. Of the total $3.9 billion of outstanding home equity loans:
•80% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Illinois, Indiana and Kentucky as of June 30, 2022;
•42% are in senior lien positions and 58% are in junior lien positions at June 30, 2022;
•79% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended June 30, 2022; and
•The portfolio had a weighted average refreshed FICO score of 751 at June 30, 2022.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 38: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	June 30, 2022		December 31, 2021
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$128	3%	$143	3%
FICO 660-719	221	6	228	6
FICO ≥ 720	1,291	33	1,333	33
Total senior liens	$1,640	42	1,704	42
Junior Liens:
FICO ≤ 659	222	6	245	6
FICO 660-719	403	10	430	10
FICO ≥ 720	1,641	42	1,705	42
Total junior liens	$2,266	58	2,380	58
Total	$3,906	100%	$4,084	100%

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

TABLE 39: Home Equity Portfolio Loans Outstanding by LTV at Origination
	June 30, 2022		December 31, 2021
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,433	52.9%	$1,485	53.5%
LTV > 80%	207	88.7	219	88.8
Total senior liens	$1,640	57.6	1,704	58.3
Junior Liens:
LTV ≤ 80%	1,463	66.1	1,479	66.4
LTV > 80%	803	89.6	901	89.7
Total junior liens	$2,266	75.1	2,380	76.0
Total	$3,906	67.6%	$4,084	68.4%

The following tables provide an analysis of home equity portfolio loans outstanding by state with a LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 40: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of June 30, 2022 ($ in millions)					For the three months ended June 30, 2022	For the six months ended June 30, 2022
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs	Net (Recoveries) Charge-offs
By State:
Ohio	$316	854	—	8	(1)	(1)
Illinois	167	364	2	5	—	(1)
Michigan	165	445	—	3	—	—
Indiana	95	249	—	2	—	—
Kentucky	84	219	—	1	—	—
Florida	71	173	—	2	—	—
All other states	112	278	—	3	—	—
Total	$1,010	2,582	2	24	(1)	(2)

TABLE 41: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of June 30, 2021 ($ in millions)					For the three months ended June 30, 2021	For the six months ended June 30, 2021
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs	Net (Recoveries) Charge-offs
By State:
Ohio	$417	993	—	8	—	—
Michigan	235	524	—	4	—	—
Illinois	215	420	1	6	(1)	(1)
Indiana	126	286	—	3	—	—
Kentucky	105	250	—	2	—	—
Florida	91	190	—	2	—	—
All other states	145	306	—	4	—	—
Total	$1,334	2,969	1	29	(1)	(1)

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $15.0 billion of automobile loans and $2.0 billion of indirect motorcycle, powersport, recreational vehicle and marine loans as of June 30, 2022. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 42: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2022		December 31, 2021
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$277	2%	$312	2%
FICO 660-719	3,739	22	3,745	22
FICO ≥ 720	13,001	76	12,726	76
Total	$17,017	100%	$16,783	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 43: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	June 30, 2022		December 31, 2021
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$12,453	79.5%	$12,327	79.5%
LTV > 100%	4,564	110.8	4,456	111.1
Total	$17,017	87.8%	$16,783	88.1%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV greater than 100% at origination:

TABLE 44: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100% at Origination
As of ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Three Months Ended	Net Charge-offs for the Six Months Ended
June 30, 2022	$4,564	5	11	3	8
June 30, 2021	4,247	3	30	1	7

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both June 30, 2022 and December 31, 2021. At both June 30, 2022 and December 31, 2021, 72% of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination as of:

TABLE 45: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2022		December 31, 2021
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$79	4%	$82	5%
FICO 660-719	503	29	518	29
FICO ≥ 720	1,181	67	1,166	66
Total	$1,763	100%	$1,766	100%

Other consumer portfolio loans
Other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network, home improvement and solar energy installation loans originated through a network of contractors and installers, and point-of-sale loans originated or purchased in connection with third-party companies. The Bancorp had $212 million in unfunded commitments associated with loans originated in connection with third-party companies as of June 30, 2022. The Bancorp closely monitors the credit performance of point-of-sale loans. Loans originated in connection with one third-party company are impacted by certain credit loss protection coverage provided by that company. In the event that the origination agreement with this third-party company is terminated, loans with an outstanding balance of $1.2 billion at June 30, 2022 would become subject to a 90-day call option that gives the third-party company the right, but not the obligation, to purchase loans from the Bancorp at a price equal to 100% of the principal amount plus accrued and unpaid interest less service fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 46: Other Consumer Portfolio Loans Outstanding by Product Type
	June 30, 2022		December 31, 2021
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Third-party point-of-sale	$1,395	40%	$1,464	53%
Other secured	955	27	797	29
Point-of-sale	651	18	—	—
Unsecured	520	15	491	18
Total	$3,521	100%	$2,752	100%

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

Nonperforming assets were $559 million at June 30, 2022 compared to $542 million at December 31, 2021. At June 30, 2022, an immaterial amount of nonaccrual loans were held for sale, compared to $15 million at December 31, 2021.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.47% at both June 30, 2022 and December 31, 2021. Nonaccrual loans and leases secured by real estate were 40% of nonaccrual loans and leases as of June 30, 2022 compared to 33% as of December 31, 2021.

Portfolio commercial nonaccrual loans and leases were $319 million at June 30, 2022, a decrease of $18 million from December 31, 2021. Portfolio consumer nonaccrual loans were $220 million at June 30, 2022, an increase of $59 million from December 31, 2021. Refer to Table 48 for a rollforward of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $20 million and $29 million at June 30, 2022 and December 31, 2021, respectively. The Bancorp recognized an immaterial amount of losses on the transfer, sale or write-down of OREO properties for both the three months ended June 30, 2022 and 2021. The Bancorp recognized $1 million in gains and $6 million in losses on the transfer, sale or write-down of OREO properties for the six months ended June 30, 2022 and 2021, respectively.

For the three and six months ended June 30, 2022, approximately $9 million and $15 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their contractual terms compared to $8 million and $18 million in the same periods in the prior year. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 47: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	June 30, 2022	December 31, 2021
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$89	116
Commercial mortgage loans	12	42
Commercial construction loans	—	6
Commercial leases	2	4
Residential mortgage loans(a)(c)	49	10
Home equity	45	47
Indirect secured consumer loans	5	5
Other consumer loans	2	1
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	179	163
Commercial mortgage loans	33	6
Commercial construction loans	4	—
Residential mortgage loans(a)(c)	56	23
Home equity	27	30
Indirect secured consumer loans	13	22
Credit card	23	23
Total nonaccrual portfolio loans and leases(b)	$539	498
OREO and other repossessed property	20	29
Total nonperforming portfolio loans and leases and OREO	$559	527
Nonaccrual loans held for sale	—	15
Total nonperforming assets	$559	542
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$6	17
Commercial mortgage loans	—	1
Commercial construction loans	—	1
Commercial leases	1	—
Residential mortgage loans(a)(c)	8	72
Home equity	2	1
Indirect secured consumer loans	8	9
Credit card	13	15
Other consumer loans	1	1
Total portfolio loans and leases 90 days past due and still accruing	$39	117
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.47%	0.47
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.45	0.44
ACL as a percent of nonperforming portfolio loans and leases	408	416
ACL as a percent of nonperforming portfolio assets	394	394
(a)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $258 as of June 30, 2022 and $349 as of December 31, 2021. The Bancorp recognized losses of $1 and an immaterial amount for the three months ended June 30, 2022 and 2021, respectively, and $1 for both the six months ended June 30, 2022 and 2021, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Includes $15 and $26 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of June 30, 2022 and December 31, 2021, respectively, of which $9 and $11 are restructured nonaccrual government insured commercial loans as of June 30, 2022 and December 31, 2021, respectively.
(c)During the first quarter of 2022, the Bancorp amended its definition of nonperforming loans to include residential mortgage loans that are past due 150 days or more and not fully or partially guaranteed by government agencies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 48: Rollforward of Portfolio Nonaccrual Loans and Leases
For the six months ended June 30, 2022 ($ in millions)	Commercial	Residential Mortgage(a)	Consumer	Total
Balance, beginning of period	$337	33	128	498
Transfers to nonaccrual status	103	98	63	264
Transfers to accrual status	(2)	(17)	(35)	(54)
Transfers to held for sale	(4)	—	—	(4)
Loan paydowns/payoffs	(69)	(8)	(28)	(105)
Transfers to OREO	—	(2)	—	(2)
Charge-offs	(48)	—	(13)	(61)
Draws/other extensions of credit	2	1	—	3
Balance, end of period	$319	105	115	539
(a)During the first quarter of 2022, the Bancorp amended its definition of nonperforming loans to include residential mortgage loans that are past due 150 days or more and not fully or partially guaranteed by government agencies.

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

Consumer restructured loans on accrual status totaled $754 million and $675 million at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the percentages of restructured residential mortgage loans, home equity and credit card that were past due 30 days or more from their modified terms were 26%, 19% and 27%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 50: Accruing and Nonaccruing Portfolio TDRs
		Accruing
		30-89 Days	90 Days or
As of June 30, 2022 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(a)	$216	—	—	216	432
Residential mortgage loans(b)	419	22	66	56	563
Home equity	134	4	—	27	165
Indirect secured consumer loans	84	7	—	13	104
Credit card	16	2	—	23	41
Total	$869	35	66	335	1,305
(a)Excludes restructured nonaccrual loans held for sale.
(b)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2022, these advances represented $210 of current loans, $18 of 30-89 days past due loans, $66 of 90 days or more past due loans and $8 of nonaccrual loans.

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

Analysis of Net Loan Charge-offs
Net charge-offs were 21 bps and 16 bps of average portfolio loans and leases for the three months ended June 30, 2022 and 2021, respectively, and were 17 bps and 21 bps of average portfolio loans and leases for the six months ended June 30, 2022 and 2021, respectively. Table 52 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 19 bps during the three months ended June 30, 2022, compared to 10 bps during the same period in the prior year. The increase was primarily due to an increase in net charge-offs on commercial and industrial loans of $20 million, partially offset by a decrease in net charge-offs on commercial mortgage loans of $6 million for the three months ended June 30, 2022. The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases decreased to 12 bps during the six months ended June 30, 2022, compared to 14 bps during the same period in the prior year. The decrease was primarily due to a decrease in net charge-offs on commercial mortgage loans of $9 million for the six months ended June 30, 2022.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans decreased to 24 bps and 25 bps during the three and six months ended June 30, 2022, respectively, compared to 26 bps and 34 bps during the three and six months ended June 30, 2021, respectively. The decrease was primarily due to decreases in net charge-offs on credit card of $6 million and $18 million for the three and six months ended June 30, 2022, respectively, partially offset by increases in net charge-offs on indirect secured consumer loans of $5 million and $4 million for the three and six months ended June 30, 2022, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 52: Summary of Credit Loss Experience
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Losses charged-off:
Commercial and industrial loans	$(34)	(36)	(45)	(68)
Commercial mortgage loans	—	(8)	—	(12)
Commercial construction loans	(3)	—	(3)	—
Commercial leases	—	(1)	—	(1)
Residential mortgage loans	—	(1)	(1)	(2)
Home equity	(3)	(2)	(5)	(4)
Indirect secured consumer loans	(14)	(11)	(30)	(30)
Credit card	(18)	(26)	(35)	(57)
Other consumer loans(a)	(18)	(18)	(35)	(37)
Total losses charged-off	$(90)	(103)	(154)	(211)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$1	23	3	28
Commercial mortgage loans	—	2	1	4
Commercial construction loans	—	—	—	—
Commercial leases	—	3	—	3
Residential mortgage loans	1	1	2	3
Home equity	3	3	6	5
Indirect secured consumer loans	9	11	17	21
Credit card	4	6	8	12
Other consumer loans(a)	10	10	21	20
Total recoveries of losses previously charged-off	$28	59	58	96
Net losses charged-off:
Commercial and industrial loans	$(33)	(13)	(42)	(40)
Commercial mortgage loans	—	(6)	1	(8)
Commercial construction loans	(3)	—	(3)	—
Commercial leases	—	2	—	2
Residential mortgage loans	1	—	1	1
Home equity	—	1	1	1
Indirect secured consumer loans	(5)	—	(13)	(9)
Credit card	(14)	(20)	(27)	(45)
Other consumer loans	(8)	(8)	(14)	(17)
Total net losses charged-off	$(62)	(44)	(96)	(115)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.24%	0.11	0.16	0.16
Commercial mortgage loans	—	0.22	(0.02)	0.16
Commercial construction loans	0.23	0.02	0.12	0.01
Commercial leases	(0.03)	(0.21)	(0.02)	(0.15)
Total commercial loans and leases	0.19%	0.10	0.12	0.14
Residential mortgage loans	(0.02)	(0.01)	(0.02)	(0.01)
Home equity	(0.06)	(0.09)	(0.06)	(0.04)
Indirect secured consumer loans	0.13	0.01	0.15	0.12
Credit card	3.26	4.52	3.19	5.02
Other consumer loans	1.04	0.91	1.05	1.03
Total consumer loans	0.24%	0.26	0.25	0.34
Total net losses charged-off as a percent of average portfolio loans and leases	0.21%	0.16	0.17	0.21
(a)The Bancorp recorded $7 and $15 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and six months ended June 30, 2022, respectively, compared to $8 and $18 for the three and six months ended June 30, 2021, respectively.

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

At both June 30, 2022 and December 31, 2021, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger near-term growth outlook while the less favorable outlook (Downside) depicted a moderate recession. The Baseline scenario was developed such that the expectation is that the economy will perform better than the projection 50% of the time and worse than the projection 50% of the time. The Upside scenario was developed such that there is a 10% probability that the economy will perform better than the projection and a 90% probability that it will perform worse. The Downside scenario was developed such that there is a 90% probability that the economy will perform better than the projection and a 10% probability that it will perform worse.

June 30, 2022 ACL
The ACL as of June 30, 2022 was impacted by several factors, including growth in portfolio loan and lease balances, the recognition of an initial ACL on other consumer loans acquired in a business acquisition completed during the second quarter of 2022, and deterioration in the forecasted macroeconomic conditions in each of the three forecast scenarios. As a result of these factors, the Bancorp incorporated a combination of quantitative model-based estimates and qualitative adjustments. As of June 30, 2022, the Bancorp’s economic scenarios included estimates of the expected impacts of the changes in economic conditions caused by rising geopolitical tensions, inflationary and rising interest rate pressures, energy prices and, to a lesser extent, the COVID-19 pandemic. The Baseline scenario was assigned a probability

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
weighting of 80%, with the more favorable scenario (Upside) assigned a probability weighting of 10% and the less favorable scenario (Downside) assigned a probability of 10%. The Baseline scenario assumed real GDP growth for 2022 at 2.8%, which is lower than the March 2022 scenario, due to the impacts of higher global energy prices and tighter financial market conditions on the U.S. economy. The Baseline scenario also assumes an average unemployment rate of 3.5% in 2022, with full employment assumed throughout the forecast period. The Upside scenario assumes a faster than anticipated resolution to the Russia-Ukraine conflict with related improvement to economic measures. The Upside scenario also assumes that on an average annual basis, the change in real GDP is 3.3% in 2022 and 4.6% in 2023, with the unemployment rate at 3.3% in 2022 and 2.9% in 2023. The Downside scenario includes significant worsening of the Russia-Ukraine conflict resulting in continued increases in oil prices and inflation, causing the U.S. economy to fall into a recession in the third quarter of 2022. The Downside scenario assumes that real GDP will decline through the first quarter of 2023, with the change in real GDP at (0.9%) in the third quarter of 2022, (6.7%) in the fourth quarter of 2022 and an average of (1.3%) in 2023. The Downside scenario unemployment rate peaks at 7.9% in the third quarter of 2023 and decreases to an average of 6.4% in 2024 and 5.5% in 2025.

The Bancorp’s quantitative credit loss models are sensitive to changes in economic forecast assumptions over the reasonable and supportable forecast period. Applying a 100% probability weighting to the Downside scenario rather than using the probability-weighted three scenario approach would result in an increase in the quantitative ACL of approximately $1.8 billion. This sensitivity calculation only reflects the impact of changing the probability weighting of the scenarios in the quantitative credit loss models and excludes any additional considerations associated with the qualitative component of the ACL that might be warranted if probability weights were adjusted.

At June 30, 2022, the qualitative component of the ACL included consideration of certain factors that represent risks associated with supply chain constraints, labor shortages and changes in workplace and business travel practices. These considerations resulted in qualitative adjustments to increase the ACL related to certain segments of commercial real estate and commercial borrowers experiencing prolonged distress.

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 53: Changes in Allowance for Credit Losses
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
ALLL:
Balance, beginning of period	$1,908	2,208	1,892	2,453
Losses charged-off(a)	(90)	(103)	(154)	(211)
Recoveries of losses previously charged-off(a)	28	59	58	96
Provision for (benefit from) loan and lease losses	168	(131)	218	(305)
Balance, end of period	$2,014	2,033	2,014	2,033
Reserve for unfunded commitments:
Balance, beginning of period	$177	173	182	172
Provision for the reserve for unfunded commitments	11	16	6	17
Balance, end of period	$188	189	188	189
(a)The Bancorp recorded $7 and $15 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and six months ended June 30, 2022, respectively, compared to $8 and $18 for the three and six months ended June 30, 2021, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 54: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	June 30, 2022	December 31, 2021
Attributed ALLL:
Commercial and industrial loans	$789	711
Commercial mortgage loans	261	304
Commercial construction loans	100	72
Commercial leases	15	15
Residential mortgage loans	248	235
Home equity	115	123
Indirect secured consumer loans	141	119
Credit card	214	209
Other consumer loans	131	104
Total ALLL	$2,014	1,892
Portfolio loans and leases:
Commercial and industrial loans	$56,095	51,659
Commercial mortgage loans	10,748	10,316
Commercial construction loans	5,357	5,241
Commercial leases	2,850	3,052
Residential mortgage loans	17,566	16,397
Home equity	3,906	4,084
Indirect secured consumer loans	17,017	16,783
Credit card	1,763	1,766
Other consumer loans	3,521	2,752
Total portfolio loans and leases	$118,823	112,050
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.41%	1.38
Commercial mortgage loans	2.43	2.95
Commercial construction loans	1.87	1.37
Commercial leases	0.53	0.49
Residential mortgage loans	1.41	1.43
Home equity	2.94	3.01
Indirect secured consumer loans	0.83	0.71
Credit card	12.14	11.83
Other consumer loans	3.72	3.78
Total ALLL as a percent of portfolio loans and leases	1.70%	1.69
Total ACL as a percent of portfolio loans and leases	1.85	1.85

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

As of June 30, 2022, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel ramped increases and decreases in interest rates. Policy limits are utilized for scenarios assuming a 200 bps increase and a 100 bps decrease in interest rates over twelve months. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, including negative rate scenarios, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates.

In order to recognize the risk of noninterest-bearing demand deposit balance run-off in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes that approximately $3 billion of additional demand deposit balances run-off over 24 months for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $3 billion of incremental growth in noninterest-bearing deposit balances over 24 months for each 100 bps decrease in short-term market interest rates. The incremental balance run-off and growth are modeled to flow into and out of funding products that reprice in conjunction with short-term market rate changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp’s interest-bearing transaction deposit rates will change for a given change in short-term market rates. At December 31, 2021, dynamic deposit beta models were implemented and utilized to adjust assumed pricing sensitivity depending on market rate levels. This change preserves alignment to prior rate hike cycles and adjusts expectations for a wide range of scenarios. Using this approach, the Bancorp’s NII sensitivity modeling assumes weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of 47% and 50%, for a 100 bps and 200 bps increase in rates, respectively. In the event of rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped 100 bps decrease in rates of 36% at June 30, 2022, while maintaining that deposit rates themselves will not become negative. In addition, the modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 55: Estimated NII Sensitivity Profile and ALCO Policy Limits
	June 30, 2022				June 30, 2021
	% Change in NII (FTE)		ALCO Policy Limit		% Change in NII (FTE)		ALCO Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	0.60%	4.06	(4.00)	(6.00)	10.79	22.38	(4.00)	(6.00)
+100 Ramp over 12 months	0.14	2.23	N/A	N/A	5.64	12.37	N/A	N/A
-100 Ramp over 12 months	(4.25)	(10.31)	(8.00)	(12.00)	N/A	N/A	N/A	N/A
-25 Ramp over 3 months	N/A	N/A	N/A	N/A	(2.06)	(3.15)	N/A	N/A

At June 30, 2022, the Bancorp’s NII sensitivity is near neutral in year one and would benefit in year two under the parallel rate ramp increases. The Bancorp’s NII would decline in both year one and year two under the parallel 100 bps ramp decrease in interest rates. The Bancorp maintains an asymmetric NII sensitivity profile, which is attributable to the level of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, exceeding the level of floating-rate liabilities due to the increased amount of deposits with rates near zero and other fixed-rate borrowings. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in a falling-rate scenario. However, continued re-positioning into securities with less near-term principal cash flows and the execution of additional receive-fixed hedges have added significant protection from declining rates. The changes in the estimated NII sensitivity profile compared to June 30, 2021 were primarily attributable to significant deployment of cash and other short-term investments into long-term fixed-rate securities during the first half of 2022 and the dynamic beta implementation mentioned previously.

Tables 56 and 57 provide the sensitivity of the Bancorp’s estimated NII profile at June 30, 2022 to changes to certain deposit balance and deposit repricing sensitivity (betas) assumptions.

The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $2 billion decrease and an immediate $2 billion increase in demand deposit balances as of June 30, 2022:

TABLE 56: Estimated NII Sensitivity Profile at June 30, 2022 with a $2 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $2 Billion Balance Decrease		Immediate $2 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(0.27)%	2.97	1.46	5.15
+100 Ramp over 12 months	(0.56)	1.44	0.84	3.03
-100 Ramp over 12 months	(4.96)	(11.10)	(3.55)	(9.52)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile with a 25% increase and a 25% decrease to the corresponding deposit beta assumptions as of June 30, 2022:

TABLE 57: Estimated NII Sensitivity Profile at June 30, 2022 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 25% Higher(a)		Betas 25% Lower(b)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(1.81)%	(0.58)	3.01	8.70
+100 Ramp over 12 months	(1.00)	0.07	1.27	4.40
-100 Ramp over 12 months	(4.06)	(10.03)	(4.47)	(10.59)
(a)Includes weighted-average dynamic interest-bearing deposit betas of 63%, 58% and 51%, in the order of scenarios shown top to bottom.
(b)Includes weighted-average dynamic interest-bearing deposit betas of 38%, 35% and 30% in the order of scenarios shown top to bottom.

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 58: Estimated EVE Sensitivity Profile
	June 30, 2022		June 30, 2021
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(8.46)%	(12.00)	6.25	(12.00)
+100 Shock	(4.12)	N/A	3.63	N/A
-150 Shock	4.01	(12.00)	N/A	N/A
-25 Shock	N/A	N/A	(1.18)	N/A

The EVE sensitivity is moderately negative in a +200 bps rising-rate scenario and moderately positive in a -150 bps falling rate scenario at June 30, 2022. The changes in the estimated EVE sensitivity profile from June 30, 2021 were primarily related to significant deployment of cash and other short-term investments into long-term fixed-rate securities and forward-starting receive-fixed hedging transactions executed during the first half of 2022. The implementation of dynamic deposit beta models also had a detrimental effect to rising rate EVE-at-Risk due to current implied long-term rate levels.

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

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 59: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of June 30, 2022 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(12)	1.5	3.02%	1 ML
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	10,000	3	8.7	3.03	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	(26)	2.6	0.99	1 ML
Interest rate swaps related to long-term debt – fair value – receive-fixed	2,955	128	7.9	4.69	1 ML / 3 ML
Total interest rate swaps	$24,955	93
Interest rate floors – cash flow – receive-fixed	$3,000	22	2.5	2.25	1 ML
(a)Forward starting swaps will become effective on various dates between February 2023 and December 2024.

TABLE 60: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2021 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(1)	2.0	3.02%	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	—	3.1	0.99	1 ML
Interest rate swaps related to long-term debt – fair value – receive-fixed	1,955	391	8.4	4.93	1 ML / 3 ML
Interest rate swaps related to available-for-sale debt and other securities – fair value – receive-floating / pay-fixed	445	7	7.4	2.40	1 ML
Total interest rate swaps	$14,400	397
Interest rate floors – cash flow – receive-fixed	$3,000	122	3.0	2.25	1 ML

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

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.6 billion and $1.1 billion at June 30, 2022 and December 31, 2021, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The Bancorp recognized net losses of $103 million and $285 million on its non-qualifying

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
hedging strategy for the three and six months ended June 30, 2022, respectively, compared to net gains of $47 million and net losses of $89 million for the three and six months ended June 30, 2021, respectively. These amounts included net losses of an immaterial amount and $1 million for the three and six months ended June 30, 2022, respectively, compared to net gains of $1 million and net losses of $1 million for the three and six months ended June 30, 2021, respectively, on securities related to the Bancorp’s non-qualifying hedging strategy. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2022 and December 31, 2021 was $1.1 billion and $995 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

Of the $52.8 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at June 30, 2022, $4.5 billion in principal and interest is expected to be received in the next 12 months and an additional $4.6 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the three and six months ended June 30, 2022, the Bancorp sold loans and leases totaling $3.1 billion and $6.6 billion, respectively, compared to $4.5 billion and $8.1 billion during the three and six months ended June 30, 2021, respectively. For further information, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 88% and 89% of its average total assets for the three and six months ended June 30, 2022, respectively, compared to 89% and 90% for the three and six months ended June 30, 2021, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2022, the Board of Directors authorized $5.0 billion of debt or other securities for issuance, all of which was available for issuance as of June 30, 2022. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. During the six months ended June 30, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes. For further information on a subsequent event related to long-term debt, refer to Note 24 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of June 30, 2022, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $22.3 billion was available for issuance. Additionally, at June 30, 2022, the Bank had approximately $48.8 billion of borrowing capacity available through secured borrowing sources, including the FRB and FHLB.

Current Liquidity Position
The Bancorp maintains a strong liquidity profile driven by strong core deposit funding and over $95 billion in current available liquidity. The Bancorp is managing liquidity prudently in the current environment and maintains a liquidity profile focused on core deposit and stable long-term funding sources, while supplementing with a variety of secured and unsecured wholesale funding sources across the maturity spectrum, which allows for the effective management of concentration and rollover risk. A significant portion of the Bancorp’s excess cash and other short-term investments have been invested in long-term fixed-rate securities since the start of 2022. The Bancorp’s investment portfolio remains highly concentrated in liquid and readily marketable instruments and is a significant source of secured borrowing capacity.

As of June 30, 2022, the Bancorp (parent company) has sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 21 months.

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

TABLE 61: Agency Ratings
As of August 5, 2022	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Stable	Stable	Stable	Stable

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

The Bancorp is subject to the stress capital buffer requirement and must maintain capital ratios above its buffered minimum (regulatory minimum plus stress capital buffer) in order to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. The Bancorp’s stress capital buffer requirement has been 2.5% since the introduction of this framework and was most recently affirmed in June 2022. The Bancorp’s capital ratios have exceeded the stress capital buffer requirement for all periods presented.

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The Bancorp’s modified CECL transition amount became subject to the phase-out provisions of the final rule on January 1, 2022, and will be fully phased-out by January 1, 2025. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at June 30, 2022 was an increase in capital of approximately $373 million. On a fully phased-in basis, the Bancorp’s CET1 ratio would be reduced by 22 bps as of June 30, 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the Bancorp’s capital ratios as of:

TABLE 63: Capital Ratios
($ in millions)	June 30, 2022	December 31, 2021
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	9.35%	10.71
Tangible equity as a percent of tangible assets(a)(b)	8.05	7.97
Tangible common equity as a percent of tangible assets(a)(b)	7.01	6.94
Regulatory capital:(c)
CET1 capital	$14,827	14,781
Tier 1 capital	16,943	16,897
Total regulatory capital	20,656	20,789
Risk-weighted assets	165,659	154,860
Regulatory capital ratios:(c)
CET1 capital	8.95%	9.54
Tier 1 risk-based capital	10.23	10.91
Total risk-based capital	12.47	13.42
Leverage	8.30	8.27
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.
(c)Regulatory capital ratios as of June 30, 2022 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

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

Under the Enhanced Prudential Standards tailoring rules, the Bancorp is subject to Category IV standards, under which the Bancorp is no longer required to file semi-annual, company-run stress tests with the FRB and publicly disclose the results. However, the Bancorp is required to develop and maintain a capital plan approved by the Board of Directors on an annual basis. As an institution subject to Category IV standards, the Bancorp is subject to the FRB’s supervisory stress tests every two years, the Board capital plan rule and certain FR Y-14 reporting requirements. The supervisory stress tests are forward-looking quantitative evaluations of the impact of stressful economic and financial market conditions on the Bancorp’s capital. The Bancorp became subject to Category IV standards on December 31, 2019, and the requirements outlined above apply to the stress test cycle that started on January 1, 2020. The Bancorp was subject to the 2022 supervisory stress test conducted by the FRB and submitted the Board-approved capital plan and information contained in Schedule C - Regulatory Capital Instruments as required.

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.30 and $0.27 for the three months ended June 30, 2022 and 2021, respectively, and $0.60 and $0.54 for the six months ended June 30, 2022 and 2021, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the monthly share repurchase activity for the three months ended June 30, 2022:

TABLE 64: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
April 1 - April 30, 2022	71,665	$40.25	—	40,785,269
May 1 - May 31, 2022	16,522	37.17	—	40,785,269
June 1 - June 30, 2022	6,160	37.32	—	40,785,269
Total	94,347	$39.52	—	40,785,269
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

Quantitative and Qualitative Disclosures about Market Risk (Item 3)
Information presented in the Interest Rate and Price Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference. This information contains certain statements that the Bancorp believes are forward-looking statements. Refer to page 1 for cautionary information regarding forward-looking statements.

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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	June 30,	December 31,
($ in millions, except share data)	2022	2021
Assets
Cash and due from banks	$3,437	2,994
Other short-term investments(a)	7,419	34,572
Available-for-sale debt and other securities(b)	52,837	38,110
Held-to-maturity securities(c)	5	8
Trading debt securities	293	512
Equity securities	326	376
Loans and leases held for sale(d)	2,542	4,415
Portfolio loans and leases(a)(e)	118,823	112,050
Allowance for loan and lease losses(a)	(2,014)	(1,892)
Portfolio loans and leases, net	116,809	110,158
Bank premises and equipment(f)	2,118	2,120
Operating lease equipment	600	616
Goodwill	4,926	4,514
Intangible assets	194	156
Servicing rights	1,582	1,121
Other assets(a)	13,694	11,444
Total Assets	$206,782	211,116
Liabilities
Deposits:
Noninterest-bearing deposits	$60,859	65,088
Interest-bearing deposits	100,315	104,236
Total deposits	161,174	169,324
Federal funds purchased	711	281
Other short-term borrowings	7,057	980
Accrued taxes, interest and expenses	1,683	2,233
Other liabilities(a)	6,197	4,267
Long-term debt(a)	10,990	11,821
Total Liabilities	$187,812	188,906
Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	2,116	2,116
Capital surplus	3,636	3,624
Retained earnings	20,818	20,236
Accumulated other comprehensive (loss) income	(2,644)	1,207
Treasury stock(g)	(7,007)	(7,024)
Total Equity	$18,970	22,210
Total Liabilities and Equity	$206,782	211,116
(a)Includes $21 and $24 of other short-term investments, $267 and $322 of portfolio loans and leases, $(3) and $(2) of ALLL, $2 and $2 of other assets, $10 and $1 of other liabilities, and $200 and $263 of long-term debt from consolidated VIEs that are included in their respective captions above at June 30, 2022 and December 31, 2021, respectively. For further information, refer to Note 12.
(b)Amortized cost of $56,140 and $36,941 at June 30, 2022 and December 31, 2021, respectively.
(c)Fair value of $5 and $8 at June 30, 2022 and December 31, 2021, respectively.
(d)Includes $1,406 and $1,023 of residential mortgage loans held for sale measured at fair value at June 30, 2022 and December 31, 2021, respectively.
(e)Includes $133 and $154 of residential mortgage loans measured at fair value at June 30, 2022 and December 31, 2021, respectively.
(f)Includes $24 of bank premises and equipment held for sale at both June 30, 2022 and December 31, 2021.
(g)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2022 – 686,151,599 (excludes 237,740,982 treasury shares), December 31, 2021 – 682,777,664 (excludes 241,114,917 treasury shares).
(h)500,000 shares of no par value preferred stock were authorized at both June 30, 2022 and December 31, 2021. There were 422,000 unissued shares of undesignated no par value preferred stock at both June 30, 2022 and December 31, 2021. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both June 30, 2022 and December 31, 2021. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both June 30, 2022 and December 31, 2021. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except share data)	2022	2021	2022	2021
Interest Income
Interest and fees on loans and leases	$1,081	1,035	2,062	2,064
Interest on securities	369	279	663	543
Interest on other short-term investments	14	9	27	17
Total interest income	1,464	1,323	2,752	2,624
Interest Expense
Interest on deposits	25	15	36	36
Interest on federal funds purchased	1	—	1	—
Interest on other short-term borrowings	12	—	13	1
Interest on long-term debt	87	100	168	202
Total interest expense	125	115	218	239
Net Interest Income	1,339	1,208	2,534	2,385
Provision for (benefit from) credit losses	179	(115)	224	(288)
Net Interest Income After Provision for (Benefit from) Credit Losses	1,160	1,323	2,310	2,673
Noninterest Income
Service charges on deposits	154	149	306	292
Wealth and asset management revenue	140	145	289	288
Commercial banking revenue	137	160	272	313
Card and processing revenue	105	102	201	196
Leasing business revenue	56	61	118	148
Mortgage banking net revenue	31	64	83	149
Other noninterest income	85	49	138	92
Securities (losses) gains, net	(32)	10	(47)	13
Securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights	—	1	(1)	(1)
Total noninterest income	676	741	1,359	1,490
Noninterest Expense
Compensation and benefits	584	638	1,295	1,343
Technology and communications	98	94	199	187
Net occupancy expense	75	77	152	156
Equipment expense	36	34	72	68
Leasing business expense	31	33	63	68
Marketing expense	28	20	52	43
Card and processing expense	20	20	38	50
Other noninterest expense	240	237	463	454
Total noninterest expense	1,112	1,153	2,334	2,369
Income Before Income Taxes	724	911	1,335	1,794
Applicable income tax expense	162	202	279	391
Net Income	562	709	1,056	1,403
Dividends on preferred stock	36	35	56	55
Net Income Available to Common Shareholders	$526	674	1,000	1,348
Earnings per share - basic	$0.76	0.95	1.45	1.89
Earnings per share - diluted	$0.76	0.94	1.44	1.87
Average common shares outstanding - basic	689,018,541	708,832,787	688,282,355	711,617,331
Average common shares outstanding - diluted	694,804,715	718,084,745	695,519,583	720,740,176

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Net Income	$562	709	1,056	1,403
Other Comprehensive (Loss) Income, Net of Tax:
Net unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during period	(1,506)	235	(3,435)	(466)
Reclassification adjustment for net (gains) losses included in net income	—	(5)	(2)	7
Net unrealized (losses) gains on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during period	2	9	(310)	(55)
Reclassification adjustment for net gains included in net income	(45)	(58)	(106)	(115)
Defined benefit pension plans, net:
Net actuarial loss arising during the year	(1)	(1)	(1)	(1)
Reclassification of amounts to net periodic benefit costs	2	2	3	3
Other comprehensive (loss) income, net of tax	(1,548)	182	(3,851)	(627)
Comprehensive (Loss) Income	$(986)	891	(2,795)	776

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
Balance at March 31, 2021	$2,051	2,116	3,592	18,863	1,792	(5,819)	22,595
Net income				709			709
Other comprehensive income, net of tax					182		182
Cash dividends declared:
Common stock ($0.27 per share)				(192)			(192)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($414.06 per share)				(7)			(7)
Series J ($210.44 per share)				(3)			(3)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Shares acquired for treasury						(347)	(347)
Impact of stock transactions under stock compensation plans, net			10			5	15
Other				(2)		1	(1)
Balance at June 30, 2021	$2,051	2,116	3,602	19,343	1,974	(6,160)	22,926

Balance at March 31, 2022	$2,051	2,116	3,615	20,501	(1,096)	(7,010)	20,177
Net income				562			562
Other comprehensive loss, net of tax					(1,548)		(1,548)
Cash dividends declared:
Common stock ($0.30 per share)				(209)			(209)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($414.06 per share)				(8)			(8)
Series J ($261.40 per share)				(3)			(3)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			21			3	24
Balance at June 30, 2022	$2,051	2,116	3,636	20,818	(2,644)	(7,007)	18,970

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
Balance at December 31, 2020	$2,051	2,116	3,635	18,384	2,601	(5,676)	23,111
Net income				1,403			1,403
Other comprehensive loss, net of tax					(627)		(627)
Cash dividends declared:
Common stock ($0.54 per share)				(387)			(387)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($828.12 per share)				(15)			(15)
Series J ($421.94 per share)				(5)			(5)
Series K ($618.75 per share)				(6)			(6)
Series L ($562.50 per share)				(8)			(8)
Class B, Series A ($30.00 per share)				(6)			(6)
Shares acquired for treasury						(527)	(527)
Impact of stock transactions under stock compensation plans, net			(33)			42	9
Other				(2)		1	(1)
Balance at June 30, 2021	$2,051	2,116	3,602	19,343	1,974	(6,160)	22,926

Balance at December 31, 2021	$2,051	2,116	3,624	20,236	1,207	(7,024)	22,210
Net income				1,056			1,056
Other comprehensive loss, net of tax					(3,851)		(3,851)
Cash dividends declared:
Common stock ($0.60 per share)				(418)			(418)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($828.12 per share)				(15)			(15)
Series J ($470.87 per share)				(6)			(6)
Series K ($618.75 per share)				(6)			(6)
Series L ($562.50 per share)				(8)			(8)
Class B, Series A ($30.00 per share)				(6)			(6)
Impact of stock transactions under stock compensation plans, net			12			17	29
Balance at June 30, 2022	$2,051	2,116	3,636	20,818	(2,644)	(7,007)	18,970

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the six months ended June 30,
($ in millions)	2022	2021
Operating Activities
Net income	$1,056	1,403
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) credit losses	224	(288)
Depreciation, amortization and accretion	218	243
Stock-based compensation expense	107	79
Provision for (benefit from) deferred income taxes	6	(239)
Securities losses (gains), net	52	(9)
MSR fair value adjustment	(169)	50
Net gains on sales of loans and fair value adjustments on loans held for sale	(68)	(176)
Net (gains) losses on disposition and impairment of bank premises and equipment and operating lease equipment	(4)	21
Proceeds from sales of loans held for sale	6,463	7,974
Loans originated or purchased for sale, net of repayments	(5,022)	(8,899)
Dividends representing return on equity investments	17	20
Net change in:
Equity and trading debt securities	215	(163)
Other assets	357	232
Accrued taxes, interest and expenses and other liabilities	(807)	(125)
Net Cash Provided by Operating Activities	2,645	123
Investing Activities
Proceeds from sales:
AFS securities and other investments	3,259	1,454
Loans and leases	94	436
Bank premises and equipment	1	17
Proceeds from repayments / maturities of AFS and HTM securities and other investments	2,776	2,948
Purchases:
AFS securities and other investments	(25,335)	(5,825)
Bank premises and equipment	(143)	(126)
MSRs	(191)	(109)
Proceeds from settlement of BOLI	31	15
Proceeds from sales and dividends representing return of equity investments	45	29
Net cash received for divestitures	46	—
Net cash paid on acquisitions	(918)	—
Net change in:
Other short-term investments and federal funds sold	27,156	990
Portfolio loans and leases	(6,155)	582
Operating lease equipment	(39)	(23)
Net Cash Provided by Investing Activities	627	388
Financing Activities
Net change in deposits	(8,151)	3,202
Net change in other short-term borrowings and federal funds purchased	6,507	14
Dividends paid on common and preferred stock	(472)	(444)
Proceeds from issuance of long-term debt	1,007	44
Repayment of long-term debt	(1,642)	(2,585)
Repurchases of treasury stock and related forward contract	—	(527)
Other	(78)	(77)
Net Cash Used in Financing Activities	(2,829)	(373)
Increase in Cash and Due from Banks	443	138
Cash and Due from Banks at Beginning of Period	2,994	3,147
Cash and Due from Banks at End of Period	$3,437	3,285

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income and changes in equity for the three and six months ended June 30, 2022 and 2021 and the cash flows for the six months ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2021 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the six months ended June 30:

($ in millions)	2022	2021
Cash Payments:
Interest	$205	256
Income taxes	52	336

Transfers:
Portfolio loans and leases to loans and leases held for sale	$73	337
Loans and leases held for sale to portfolio loans and leases	403	20
Portfolio loans and leases to OREO	3	9
Bank premises and equipment to OREO	18	17

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$77	31
Net additions to lease liabilities under finance leases	15	25

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standards Adopted in 2022
The Bancorp adopted the following new accounting standard during the six months ended June 30, 2022:

ASU 2020-06 – Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Equity’s Own Equity
In August 2020, the FASB issued ASU 2020-06, which simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Bancorp adopted the amended guidance on January 1, 2022 using the modified retrospective transition method. The adoption did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

Significant Accounting Standards Issued but Not Yet Adopted
The following significant accounting standards were issued but not yet adopted by the Bancorp as of June 30, 2022:

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

ASU 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, the FASB issued ASU 2022-03, which clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to contractual sale restrictions, stating that such restrictions are not considered part of the unit of account of the security and therefore are not considered in measuring fair value. The amended guidance also requires disclosure of the fair value of equity securities subject to contractual sale restrictions and certain additional information about those restrictions. The amended guidance is effective for the Bancorp on January 1, 2024, with early adoption permitted, and is to be applied prospectively. The Bancorp is in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Reference Rate Reform and LIBOR Transition
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in the ASU apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
because of reference rate reform. Subsequently, in January 2021, the FASB issued ASU 2021-01, which clarified that the optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting also apply to derivatives that are affected by the discounting transition. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for the Bancorp as of March 12, 2020 through December 31, 2022. The Bancorp is in the process of evaluating and applying, as applicable, the optional expedients and exceptions in accounting for eligible contract modifications, eligible existing hedging relationships and new hedging relationships available through December 31, 2022.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
4. Investment Securities
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

June 30, 2022 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,185	—	(92)	2,093
Obligations of states and political subdivisions securities	18	—	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	12,603	3	(667)	11,939
Agency commercial mortgage-backed securities	28,742	21	(1,890)	26,873
Non-agency commercial mortgage-backed securities	5,111	—	(341)	4,770
Asset-backed securities and other debt securities	6,675	5	(342)	6,338
Other securities(a)	806	—	—	806
Total available-for-sale debt and other securities	$56,140	29	(3,332)	52,837
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$3	—	—	3
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$5	—	—	5
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $315, $489 and $2, respectively, at June 30, 2022, that are carried at cost.

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

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	June 30, 2022	December 31, 2021
Trading debt securities	$293	512
Equity securities	326	376

The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $120 million and $82 million at June 30, 2022 and December 31, 2021, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

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

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Available-for-sale debt and other securities:
Realized gains	$9	7	12	8
Realized losses	(9)	—	(9)	(10)
Impairment losses	—	—	—	(7)
Net realized gains (losses) on available-for-sale debt and other securities	$—	7	3	(9)
Trading debt securities:
Net realized (losses) gains	—	1	(1)	(1)
Net unrealized gains (losses)	—	(8)	11	1
Net trading debt securities gains (losses)	$—	(7)	10	—
Equity securities:
Net realized gains	—	1	1	4
Net unrealized (losses) gains	(32)	10	(62)	17
Net equity securities (losses) gains	$(32)	11	(61)	21
Total (losses) gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$(32)	11	(48)	12
(a)Excludes $1 and $4 of net securities losses for the three and six months ended June 30, 2022, respectively, and $1 and $3 of net securities losses for the three and six months ended June 30, 2021, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These losses are included in commercial banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

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

At both June 30, 2022 and December 31, 2021, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during both the three and six months ended June 30, 2022 and 2021.

At June 30, 2022 and December 31, 2021, investment securities with a fair value of $10.2 billion and $11.2 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of June 30, 2022 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$436	435	—	—
Due after 1 year through 5 years	11,890	11,538	3	3
Due after 5 years through 10 years	30,490	28,663	—	—
Due after 10 years	12,518	11,395	2	2
Other securities	806	806	—	—
Total	$56,140	52,837	5	5
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

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
U.S. Treasury and federal agencies securities	$1,914	(92)	—	—	1,914	(92)
Obligations of states and political subdivisions securities	1	—	—	—	1	—
Agency residential mortgage-backed securities	11,515	(637)	141	(30)	11,656	(667)
Agency commercial mortgage-backed securities	23,554	(1,675)	1,037	(215)	24,591	(1,890)
Non-agency commercial mortgage-backed securities	4,693	(341)	1	—	4,694	(341)
Asset-backed securities and other debt securities	5,374	(330)	480	(12)	5,854	(342)
Total	$47,051	(3,075)	1,659	(257)	48,710	(3,332)
December 31, 2021
Agency residential mortgage-backed securities	$935	(10)	161	(8)	1,096	(18)
Agency commercial mortgage-backed securities	2,886	(49)	424	(20)	3,310	(69)
Non-agency commercial mortgage-backed securities	1,052	(13)	—	—	1,052	(13)
Asset-backed securities and other debt securities	2,870	(34)	367	(10)	3,237	(44)
Total	$7,743	(106)	952	(38)	8,695	(144)

At June 30, 2022 and December 31, 2021, $34 million and $2 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	June 30, 2022	December 31, 2021
Loans and leases held for sale:
Commercial and industrial loans	$3	7
Commercial mortgage loans	—	13
Commercial leases	1	1
Residential mortgage loans	2,538	4,394
Total loans and leases held for sale	$2,542	4,415
Portfolio loans and leases:
Commercial and industrial loans(a)	$56,095	51,659
Commercial mortgage loans	10,748	10,316
Commercial construction loans	5,357	5,241
Commercial leases	2,850	3,052
Total commercial loans and leases	$75,050	70,268
Residential mortgage loans	$17,566	16,397
Home equity	3,906	4,084
Indirect secured consumer loans	17,017	16,783
Credit card	1,763	1,766
Other consumer loans	3,521	2,752
Total consumer loans	$43,773	41,782
Total portfolio loans and leases	$118,823	112,050
(a)Includes $371 million and $1.3 billion as of June 30, 2022 and December 31, 2021, respectively, related to the SBA’s Paycheck Protection Program.

Portfolio loans and leases are recorded net of unearned income, which totaled $242 million and $244 million as of June 30, 2022 and December 31, 2021, respectively. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination), which totaled a net premium of $452 million and $498 million as of June 30, 2022 and December 31, 2021, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $356 million and $332 million at June 30, 2022 and December 31, 2021, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $16.6 billion and $15.3 billion as of June 30, 2022 and December 31, 2021, respectively, pledged at the FHLB, and loans of $55.8 billion and $50.9 billion at June 30, 2022 and December 31, 2021, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing(a)
($ in millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Commercial and industrial loans	$56,098	51,666	6	17
Commercial mortgage loans	10,748	10,329	—	1
Commercial construction loans	5,357	5,241	—	1
Commercial leases	2,851	3,053	1	—
Residential mortgage loans	20,104	20,791	8	72
Home equity	3,906	4,084	2	1
Indirect secured consumer loans	17,017	16,783	8	9
Credit card	1,763	1,766	13	15
Other consumer loans	3,521	2,752	1	1
Total loans and leases	$121,365	116,465	39	117
Less: Loans and leases held for sale	2,542	4,415
Total portfolio loans and leases	$118,823	112,050
(a)Excludes government guaranteed residential mortgage loans.

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Commercial and industrial loans	$33	13	42	40
Commercial mortgage loans	—	6	(1)	8
Commercial construction loans	3	—	3	—
Commercial leases	—	(2)	—	(2)
Residential mortgage loans	(1)	—	(1)	(1)
Home equity	—	(1)	(1)	(1)
Indirect secured consumer loans	5	—	13	9
Credit card	14	20	27	45
Other consumer loans	8	8	14	17
Total net charge-offs	$62	44	96	115

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

The following table presents the components of the net investment in leases as of:

($ in millions)(a)	June 30, 2022	December 31, 2021
Net investment in direct financing leases:
Lease payment receivable (present value)	$718	886
Unguaranteed residual assets (present value)	135	147
Net premium on acquired leases	1	1
Net investment in sales-type leases:
Lease payment receivable (present value)	1,688	1,678
Unguaranteed residual assets (present value)	62	55
(a)Excludes $246 and $285 of leveraged leases at June 30, 2022 and December 31, 2021, respectively.

Interest income recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022 was $7 million and $15 million, respectively, for direct financing leases and $12 million and $23 million, respectively, for sales-type leases. For the

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
three and six months ended June 30, 2021, interest income recognized was $11 million and $23 million, respectively, for direct financing leases and $10 million and $20 million, respectively, for sales-type leases.

The following table presents undiscounted cash flows for both direct financing and sales-type leases for the remainder of 2022 through 2027 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of June 30, 2022 ($ in millions)	Direct Financing Leases	Sales-Type Leases
Remainder of 2022	$118	266
2023	212	452
2024	152	363
2025	111	305
2026	83	172
2027	45	123
Thereafter	44	131
Total undiscounted cash flows	$765	1,812
Less: Difference between undiscounted cash flows and discounted cash flows	47	124
Present value of lease payments (recognized as lease receivables)	$718	1,688

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $15 million at both June 30, 2022 and December 31, 2021 to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the residual value, in the net investment in leases. Refer to Note 6 for additional information on credit quality and the ALLL.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended June 30, 2022 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,110	239	559	1,908
Losses charged off(a)	(37)	—	(53)	(90)
Recoveries of losses previously charged off(a)	1	1	26	28
Provision for loan and lease losses	91	8	69	168
Balance, end of period	$1,165	248	601	2,014
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

For the six months ended June 30, 2022 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,102	235	555	1,892
Losses charged off(a)	(48)	(1)	(105)	(154)
Recoveries of losses previously charged off(a)	4	2	52	58
Provision for loan and lease losses	107	12	99	218
Balance, end of period	$1,165	248	601	2,014
(a)The Bancorp recorded $15 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of June 30, 2022 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$65	52	44	161
Collectively evaluated	1,100	196	557	1,853
Total ALLL	$1,165	248	601	2,014
Portfolio loans and leases:(b)
Individually evaluated	$576	563	310	1,449
Collectively evaluated	74,474	16,870	25,897	117,241
Total portfolio loans and leases	$75,050	17,433	26,207	118,690
(a)Includes $2 related to commercial leveraged leases at June 30, 2022.
(b)Excludes $133 of residential mortgage loans measured at fair value and includes $246 of commercial leveraged leases, net of unearned income at June 30, 2022.

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

As of June 30, 2022 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial loans:
Pass	$2,282	4,003	1,443	717	407	680	43,532	—	53,064
Special mention	21	41	53	90	44	24	680	—	953
Substandard	52	61	46	19	10	188	1,682	—	2,058
Doubtful	—	—	—	—	—	—	20	—	20
Total commercial and industrial loans	$2,355	4,105	1,542	826	461	892	45,914	—	56,095
Commercial mortgage owner-occupied loans:
Pass	$738	926	597	302	228	373	1,394	—	4,558
Special mention	9	54	19	50	15	4	77	—	228
Substandard	18	7	49	39	22	55	87	—	277
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner- occupied loans	$765	987	665	391	265	432	1,558	—	5,063
Commercial mortgage nonowner-occupied loans:
Pass	$693	488	587	569	261	257	2,046	—	4,901
Special mention	4	72	2	7	—	15	212	—	312
Substandard	76	150	18	4	3	10	211	—	472
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$773	710	607	580	264	282	2,469	—	5,685
Commercial construction loans:
Pass	$60	24	93	12	36	7	4,656	—	4,888
Special mention	—	—	—	—	—	—	177	—	177
Substandard	—	—	—	—	—	2	290	—	292
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$60	24	93	12	36	9	5,123	—	5,357
Commercial leases:
Pass	$258	794	363	235	185	875	—	—	2,710
Special mention	—	19	7	7	19	43	—	—	95
Substandard	—	6	3	8	12	16	—	—	45
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$258	819	373	250	216	934	—	—	2,850
Total commercial loans and leases:
Pass	$4,031	6,235	3,083	1,835	1,117	2,192	51,628	—	70,121
Special mention	34	186	81	154	78	86	1,146	—	1,765
Substandard	146	224	116	70	47	271	2,270	—	3,144
Doubtful	—	—	—	—	—	—	20	—	20
Total commercial loans and leases	$4,211	6,645	3,280	2,059	1,242	2,549	55,064	—	75,050

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2021 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial loans:
Pass	$4,266	2,291	1,198	552	356	752	39,486	—	48,901
Special mention	37	22	12	29	22	5	665	—	792
Substandard	19	52	36	69	52	115	1,623	—	1,966
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$4,322	2,365	1,246	650	430	872	41,774	—	51,659
Commercial mortgage owner-occupied loans:
Pass	$1,082	804	471	296	183	331	1,141	—	4,308
Special mention	—	31	46	17	2	40	69	—	205
Substandard	22	38	3	12	3	27	91	—	196
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,104	873	520	325	188	398	1,301	—	4,709
Commercial mortgage nonowner-occupied loans:
Pass	$635	733	595	284	141	302	1,977	—	4,667
Special mention	89	12	11	5	7	9	162	—	295
Substandard	160	78	4	3	9	3	388	—	645
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$884	823	610	292	157	314	2,527	—	5,607
Commercial construction loans:
Pass	$50	69	11	37	—	9	4,488	—	4,664
Special mention	—	39	—	—	—	—	193	—	232
Substandard	17	—	—	—	—	—	328	—	345
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$67	108	11	37	—	9	5,009	—	5,241
Commercial leases:
Pass	$1,019	436	284	231	233	776	—	—	2,979
Special mention	4	4	5	9	—	8	—	—	30
Substandard	7	3	8	10	13	2	—	—	43
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$1,030	443	297	250	246	786	—	—	3,052
Total commercial loans and leases:
Pass	$7,052	4,333	2,559	1,400	913	2,170	47,092	—	65,519
Special mention	130	108	74	60	31	62	1,089	—	1,554
Substandard	225	171	51	94	77	147	2,430	—	3,195
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	$7,407	4,612	2,684	1,554	1,021	2,379	50,611	—	70,268

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of June 30, 2022 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans(b)	$55,952	105	38	143	56,095	6
Commercial mortgage owner-occupied loans	5,050	11	2	13	5,063	—
Commercial mortgage nonowner-occupied loans	5,685	—	—	—	5,685	—
Commercial construction loans	5,356	—	1	1	5,357	—
Commercial leases	2,842	5	3	8	2,850	1
Total portfolio commercial loans and leases	$74,885	121	44	165	75,050	7
(a)Includes accrual and nonaccrual loans and leases.
(b)Includes loans related to the SBA’s Paycheck Protection Program of which $16 were 30-89 days past due and $5 were 90 days or more past due.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2021 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans(b)	$51,549	61	49	110	51,659	17
Commercial mortgage owner-occupied loans	4,701	4	4	8	4,709	1
Commercial mortgage nonowner-occupied loans	5,606	—	1	1	5,607	—
Commercial construction loans	5,241	—	—	—	5,241	1
Commercial leases	3,035	16	1	17	3,052	—
Total portfolio commercial loans and leases	$70,132	81	55	136	70,268	19
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

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans and the performing versus nonperforming status are presented in the following table. Loans and leases which received payment deferrals or forbearances as part of the Bancorp’s COVID-19 customer relief programs are generally not reported as delinquent during the forbearance or deferral period if the loan or lease was less than 30 days past due at March 1, 2020 (the effective date of the COVID-19 national emergency declaration) unless the loan or lease subsequently becomes delinquent according to its modified terms. Refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

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

As of June 30, 2022 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$2,264	5,648	3,134	1,123	380	4,757	—	—	17,306
30-89 days past due	—	—	1	1	2	12	—	—	16
90 days or more past due	—	—	—	1	—	7	—	—	8
Total performing	2,264	5,648	3,135	1,125	382	4,776	—	—	17,330
Nonperforming	—	1	3	3	5	91	—	—	103
Total residential mortgage loans(b)	$2,264	5,649	3,138	1,128	387	4,867	—	—	17,433
Home equity:
Performing:
Current	$4	2	5	10	14	98	3,663	14	3,810
30-89 days past due	—	—	—	—	—	2	20	—	22
90 days or more past due	—	—	—	—	—	2	—	—	2
Total performing	4	2	5	10	14	102	3,683	14	3,834
Nonperforming	—	—	—	—	—	8	63	1	72
Total home equity	$4	2	5	10	14	110	3,746	15	3,906
Indirect secured consumer loans:
Performing:
Current	$3,868	7,092	3,295	1,641	617	377	—	—	16,890
30-89 days past due	10	32	21	20	12	6	—	—	101
90 days or more past due	1	2	2	1	1	1	—	—	8
Total performing	3,879	7,126	3,318	1,662	630	384	—	—	16,999
Nonperforming	—	1	7	4	3	3	—	—	18
Total indirect secured consumer loans	$3,879	7,127	3,325	1,666	633	387	—	—	17,017
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,710	—	1,710
30-89 days past due	—	—	—	—	—	—	17	—	17
90 days or more past due	—	—	—	—	—	—	13	—	13
Total performing	—	—	—	—	—	—	1,740	—	1,740
Nonperforming	—	—	—	—	—	—	23	—	23
Total credit card	$—	—	—	—	—	—	1,763	—	1,763
Other consumer loans:
Performing:
Current	$847	691	435	218	142	174	974	19	3,500
30-89 days past due	1	4	2	2	2	2	4	1	18
90 days or more past due	—	—	—	1	—	—	—	—	1
Total performing	848	695	437	221	144	176	978	20	3,519
Nonperforming	—	—	—	—	—	1	1	—	2
Total other consumer loans	$848	695	437	221	144	177	979	20	3,521
Total residential mortgage and consumer loans:
Performing:
Current	$6,983	13,433	6,869	2,992	1,153	5,406	6,347	33	43,216
30-89 days past due	11	36	24	23	16	22	41	1	174
90 days or more past due	1	2	2	3	1	10	13	—	32
Total performing	6,995	13,471	6,895	3,018	1,170	5,438	6,401	34	43,422
Nonperforming	—	2	10	7	8	103	87	1	218
Total residential mortgage and consumer loans(b)	$6,995	13,473	6,905	3,025	1,178	5,541	6,488	35	43,640
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2022, $71 of these loans were 30-89 days past due and $150 were 90 days or more past due. The Bancorp recognized $1 of losses during both the three and six months ended June 30, 2022 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $133 of residential mortgage loans measured at fair value at June 30, 2022.

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
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2021, $49 of these loans were 30-89 days past due and $139 were 90 days or more past due. The Bancorp recognized an immaterial amount and $1 of losses during the three and six months ended June 30, 2021 due to claim denials and curtailments associated with these insured or guaranteed loans.
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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	June 30, 2022	December 31, 2021
Commercial loans and leases:
Commercial and industrial loans	$476	467
Commercial mortgage owner-occupied loans	13	22
Commercial mortgage nonowner-occupied loans	29	31
Commercial construction loans	53	56
Commercial leases	5	3
Total commercial loans and leases	$576	579
Residential mortgage loans	59	60
Consumer loans:
Home equity	52	58
Indirect secured consumer loans	6	8
Total consumer loans	$58	66
Total portfolio loans and leases	$693	705

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	June 30, 2022			December 31, 2021
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$164	104	268	151	128	279
Commercial mortgage owner-occupied loans	10	10	20	10	13	23
Commercial mortgage nonowner-occupied loans	25	—	25	22	3	25
Commercial construction loans	1	3	4	6	—	6
Commercial leases	—	2	2	3	1	4
Total nonaccrual portfolio commercial loans and leases	$200	119	319	192	145	337
Residential mortgage loans	61	44	105	14	19	33
Consumer loans:
Home equity	50	22	72	53	24	77
Indirect secured consumer loans	14	4	18	21	6	27
Credit card	23	—	23	23	—	23
Other consumer loans	2	—	2	1	—	1
Total nonaccrual portfolio consumer loans	$89	26	115	98	30	128
Total nonaccrual portfolio loans and leases(a)(b)	$350	189	539	304	194	498
OREO and other repossessed property	—	20	20	—	29	29
Total nonperforming portfolio assets(a)(b)	$350	209	559	304	223	527
(a)Excludes an immaterial amount and $15 of nonaccrual loans held for sale as of June 30, 2022 and December 31, 2021, respectively.
(b)Includes $15 and $26 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of June 30, 2022 and December 31, 2021, respectively, of which $9 and $11 are restructured nonaccrual government insured commercial loans as of June 30, 2022 and December 31, 2021, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the three and six months ended June 30, 2022 and 2021.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $167 million and $84 million as of June 30, 2022 and December 31, 2021, respectively.

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

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $135 million and $60 million, respectively, as of June 30, 2022 compared to $121 million and $66 million, respectively, as of December 31, 2021.

The following tables provide a summary of portfolio loans, by class, modified in a TDR by the Bancorp during the three months ended:

June 30, 2022 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis of Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	20	$74	—	—
Commercial mortgage owner-occupied loans	1	—	—	—
Commercial mortgage nonowner-occupied loans	3	23	—	—
Commercial construction loans	2	4	(3)	—
Residential mortgage loans	478	73	4	—
Consumer loans:
Home equity	72	3	(1)	—
Indirect secured consumer loans	777	14	1	—
Credit card	1,193	6	3	—
Total portfolio loans	2,546	$197	4	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2021 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis in Loans Modified in a TDR During the Period	Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	7	$25	—	—
Residential mortgage loans	124	23	1	—
Consumer loans:
Home equity	39	2	—	—
Indirect secured consumer loans	450	8	—	—
Credit card	1,373	8	1	—
Total portfolio loans	1,993	$66	2	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the six months ended:

June 30, 2022 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis of Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	50	$165	13	—
Commercial mortgage owner-occupied loans	6	4	(1)	—
Commercial mortgage nonowner-occupied loans	3	23	—	—
Commercial construction loans	2	4	(3)	—
Residential mortgage loans	738	115	7	—
Consumer loans:
Home equity	124	10	(2)	—
Indirect secured consumer loans	2,051	41	1	—
Credit card	2,314	12	5	—
Total portfolio loans	5,288	$374	20	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

June 30, 2021 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis of Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	26	$31	1	—
Commercial mortgage owner-occupied loans	1	4	—	—
Commercial mortgage nonowner-occupied loans	3	25	—	—
Residential mortgage loans	302	59	2	—
Consumer loans:
Home equity	97	5	(1)	—
Indirect secured consumer loans	2,193	51	1	—
Credit card	3,168	18	4	—
Total portfolio loans	5,790	$193	7	—
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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of TDRs that subsequently defaulted during the three months ended June 30, 2022 and 2021 and were within 12 months of the restructuring date:

June 30, 2022 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	1	$—
Commercial construction loans	1	2
Residential mortgage loans	77	10
Consumer loans:
Home equity	8	—
Indirect secured consumer loans	34	1
Credit card	67	—
Total portfolio loans	188	$13
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

June 30, 2021 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	1	$—
Residential mortgage loans	16	2
Consumer loans:
Home equity	5	—
Indirect secured consumer loans	32	—
Credit card	11	—
Total portfolio loans	65	$2
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

The following tables provide a summary of TDRs that subsequently defaulted during the six months ended June 30, 2022 and 2021 and were within 12 months of the restructuring date:

June 30, 2022 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	7	$—
Commercial construction loans	1	2
Residential mortgage loans	106	13
Consumer loans:
Home equity	15	1
Indirect secured consumer loans	59	1
Credit card	172	1
Total portfolio loans	360	$18
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

June 30, 2021 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	1	$—
Commercial mortgage nonowner-occupied loans	1	25
Residential mortgage loans	51	7
Consumer loans:
Home equity	17	1
Indirect secured consumer loans	58	1
Credit card	34	—
Total portfolio loans	162	$34
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of:

($ in millions)	June 30, 2022	December 31, 2021
Equipment	$2,422	2,392
Buildings(a)	1,660	1,668
Land and improvements(a)	648	645
Leasehold improvements	526	517
Construction in progress(a)	93	84
Bank premises and equipment held for sale:
Land and improvements	18	18
Buildings	6	6
Accumulated depreciation and amortization	(3,255)	(3,210)
Total bank premises and equipment	$2,118	2,120
(a)Buildings, land and improvements and construction in progress included $33 and $39 associated with parcels of undeveloped land intended for future branch expansion at June 30, 2022 and December 31, 2021, respectively.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service banking centers at certain locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. The Bancorp closed a total of 41 banking centers throughout its footprint during the six months ended June 30, 2022.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $1 million and $2 million for the three months ended June 30, 2022 and 2021, respectively, and $1 million and $4 million for the six months ended June 30, 2022 and 2021, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

8. Operating Lease Equipment
Operating lease equipment was $600 million and $616 million at June 30, 2022 and December 31, 2021, respectively, net of accumulated depreciation of $328 million and $304 million at June 30, 2022 and December 31, 2021, respectively. The Bancorp recorded lease income of $36 million and $39 million relating to lease payments for operating leases in leasing business revenue in the Condensed Consolidated Statements of Income during the three months ended June 30, 2022 and 2021, respectively, and $72 million and $78 million during the six months ended June 30, 2022 and 2021, respectively. Depreciation expense related to operating lease equipment was $30 million and $31 million during the three months ended June 30, 2022 and 2021, respectively, and $59 million and $64 million during the six months ended June 30, 2022 and 2021, respectively. The Bancorp received payments of $72 million and $80 million related to operating leases during the six months ended June 30, 2022 and 2021, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized an immaterial amount of impairment losses associated with operating lease assets during both the three months ended June 30, 2022 and 2021, and recognized $2 million and $25 million of impairment losses during the six months ended June 30, 2022 and 2021, respectively. The recognized impairment losses were recorded in leasing business revenue in the Condensed Consolidated Statements of Income.

The following table presents future lease payments receivable from operating leases for the remainder of 2022 through 2027 and thereafter:

As of June 30, 2022 ($ in millions)	Undiscounted Cash Flows
Remainder of 2022	$69
2023	119
2024	83
2025	57
2026	35
2027	15
Thereafter	19
Total operating lease payments	$397

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

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	June 30, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	Other assets	$469	427
Finance lease right-of-use assets	Bank premises and equipment	151	145
Total right-of-use assets(a)		$620	572
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$561	520
Finance lease liabilities	Long-term debt	154	149
Total lease liabilities		$715	669
(a)    Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $227 and $56, respectively, as of June 30, 2022, and $198 and $47, respectively, as of December 31, 2021.

The following table presents the components of lease costs:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
		2022	2021	2022	2021
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$5	4	9	9
Interest on lease liabilities	Interest on long-term debt	1	1	2	2
Total finance lease costs		$6	5	11	11
Operating lease cost	Net occupancy expense	$21	19	40	39
Short-term lease cost	Net occupancy expense	—	—	1	1
Variable lease cost	Net occupancy expense	7	8	14	16
Sublease income	Net occupancy expense	(1)	—	(1)	(1)
Total operating lease costs		$27	27	54	55
Total lease costs		$33	32	65	66

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized $1 million and $2 million of impairment losses and termination charges for the ROU assets related to certain operating leases during the three months ended June 30, 2022 and 2021, respectively, and $2 million during both the six months ended June 30, 2022 and 2021. The recognized losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for the remainder of 2022 through 2027 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities:

As of June 30, 2022 ($ in millions)	Operating Leases	Finance Leases	Total
Remainder of 2022	$46	10	56
2023	86	19	105
2024	78	19	97
2025	70	13	83
2026	61	8	69
2027	54	8	62
Thereafter	259	119	378
Total undiscounted cash flows	$654	196	850
Less: Difference between undiscounted cash flows and discounted cash flows	93	42	135
Present value of lease liabilities	$561	154	715

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases	9.83	8.92
Finance leases	15.30	14.70
Weighted-average discount rate:
Operating leases	2.93%	2.88
Finance leases	2.81	2.74

The following table presents information related to lease transactions for the six months ended June 30:

($ in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$44	44
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	10	9

Gains on sale-leaseback transactions	4	2
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

Changes in the net carrying amount of goodwill, by reporting unit, for the six months ended June 30, 2022 and the year ended December 31, 2021 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Total
Goodwill	$2,730	2,047	215	231	—		5,223
Accumulated impairment losses	(750)	—	(215)	—	—		(965)
Net carrying value as of December 31, 2020	$1,980	2,047	—	231	—		4,258
Acquisition activity	—	256	—	—	—		256
Net carrying value as of December 31, 2021	$1,980	2,303	—	231	—		4,514
Acquisition activity	—	(1)	—	—	452	(a)	451
Sale of businesses	(34)	—	—	(5)	—		(39)
Net carrying value as of June 30, 2022	$1,946	2,302	—	226	452		4,926
(a)Due to the timing of a business acquisition, the Bancorp is in the process of completing its analysis of the allocation of the goodwill across its business segments, therefore goodwill is presented as part of General Corporate and Other as of June 30, 2022.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
11. Intangible Assets
Intangible assets consist of core deposit intangibles, developed technology, customer relationships, operating leases, non-compete agreements, trade names and books of business. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives and, based on the type of intangible asset, the amortization expense may be recorded in either leasing business revenue or other noninterest expense in the Condensed Consolidated Statements of Income. The increase in the gross carrying amount of intangible assets from the year ended December 31, 2021 reflects acquisition activity during the second quarter of 2022, which included the recognition of $44 million in developed technology, $12 million in customer relationships, $7 million in trade name and $3 million of backlog. These assets will be amortized over their remaining useful life, which was estimated to be 5, 12, 5 and 5 years, respectively, at the time of acquisition.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 30, 2022
Core deposit intangibles	$229	(168)	61
Developed technology	106	(8)	98
Customer relationships	30	(6)	24
Operating leases	9	(8)	1
Other	14	(4)	10
Total intangible assets	$388	(194)	194
As of December 31, 2021
Core deposit intangibles	$229	(153)	76
Developed technology	62	(3)	59
Customer relationships	25	(7)	18
Operating leases	11	(9)	2
Other	4	(3)	1
Total intangible assets	$331	(175)	156

As of June 30, 2022, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $11 million and $10 million for the three months ended June 30, 2022 and 2021, respectively, and $23 million and $22 million for the six months ended June 30, 2022 and 2021, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of June 30, 2022. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2022 through 2026 is as follows:

($ in millions)	Total
Remainder of 2022	$25
2023	43
2024	35
2025	28
2026	22

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to an automobile loan securitization and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets for the consolidated VIE as of:

($ in millions)	June 30, 2022	December 31, 2021
Assets:
Other short-term investments	$21	24
Indirect secured consumer loans	219	322
Other consumer loans	48	—
ALLL	(3)	(2)
Other assets	2	2
Total assets	$287	346
Liabilities:
Other liabilities	$10	1
Long-term debt	200	263
Total liabilities	$210	264

As a result of a business acquisition in the second quarter of 2022, the Bancorp acquired interests in a previously completed securitization transaction in which solar loans were transferred to a bankruptcy remote trust which was deemed to be a VIE. Additionally, the Bancorp previously completed a securitization transaction in which the Bancorp transferred certain consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. In each of these securitization transactions, the primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide access to liquidity for originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp concluded that it is the primary beneficiary of the VIEs and has consolidated these VIEs. The assets of the VIEs are restricted to the settlement of the asset-backed securities and other obligations of the VIEs. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp.

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

Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

June 30, 2022 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,730	582	1,730
Private equity investments	165	—	301
Loans provided to VIEs	3,807	—	5,548
Lease pool entities	66	—	66
Solar loan securitizations	11	—	11

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2021 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,705	580	1,705
Private equity investments	133	—	257
Loans provided to VIEs	3,386	—	4,873
Lease pool entities	68	—	68

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

The Bancorp’s CDC investments included $1.5 billion and $1.4 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, respectively. The unfunded commitments related to these investments were $574 million and $573 million at June 30, 2022 and December 31, 2021, respectively. The unfunded commitments as of June 30, 2022 are expected to be funded from 2022 to 2039.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income related to these investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2022	2021	2022	2021
Proportional amortization	Applicable income tax expense	$42	43	77	87
Tax credits and other benefits	Applicable income tax expense	(50)	(50)	(91)	(101)
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and six months ended June 30, 2022 and 2021.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
in previous tables. Also, at June 30, 2022 and December 31, 2021, the Bancorp’s unfunded commitment amounts to the private equity funds were $136 million and $124 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $12 million and $6 million during the three months ended June 30, 2022 and 2021, respectively, and $21 million and $7 million during the six months ended June 30, 2022 and 2021, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of June 30, 2022 and December 31, 2021, the Bancorp’s unfunded commitments to these entities were $1.7 billion and $1.5 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Solar loan securitizations
As a result of a business acquisition in the second quarter of 2022, the Bancorp acquired interests in previously completed securitization transactions in which solar loans were transferred to bankruptcy remote trusts which were deemed to be a VIE. In each of these securitization transactions, the primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide access to liquidity for originated loans. The Bancorp retained certain risk retention interests in the classes of securities issued by the VIEs and retained servicing rights for the underlying loans. The Bancorp has determined that it is not the primary beneficiary of the VIEs because it does not have the obligation to absorb the VIEs expected losses or the right to receive the VIEs expected residual returns that could potentially be significant to the VIEs. The risk retention interests held by the Bancorp were $11 million as of June 30, 2022 and are included in available-for-sale debt and other securities on the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
13. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three and six months ended June 30, 2022 and 2021. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Residential mortgage loan sales(a)	$3,103	4,416	6,502	7,626

Origination fees and gains on loan sales	23	81	49	170
Gross mortgage servicing fees	81	59	149	117
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the six months ended June 30:

($ in millions)	2022	2021
Balance, beginning of period	$1,121	656
Servicing rights originated	101	103
Servicing rights purchased	191	109
Changes in fair value:
Due to changes in inputs or assumptions(a)	275	103
Other changes in fair value(b)	(106)	(153)
Balance, end of period	$1,582	818
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights	$—	1	(1)	(1)
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(103)	46	(284)	(88)
MSR fair value adjustment due to changes in inputs or assumptions(a)	84	(49)	275	103
(a)Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended June 30, 2022 and 2021 were as follows:

	June 30, 2022			June 30, 2021
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	7.6	8.4%	795	5.9	12.3%	610
Adjustable-rate	2.9	27.3	789	—	—	—

At June 30, 2022 and December 31, 2021, the Bancorp serviced $100.5 billion and $89.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At June 30, 2022, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)			Prepayment Speed Assumption				OAS Assumption
	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,576	9.0	5.3%	$(36)	(68)	(152)	796	$(51)	(98)
Adjustable-rate	6	4.9	20.3	(1)	(1)	(2)	1,204	—	—
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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of June 30, 2022 and December 31, 2021, the balance of collateral held by the Bancorp for derivative assets was $1.3 billion and $1.1 billion, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $956 million and $771 million as of June 30, 2022 and December 31, 2021, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of June 30, 2022 and December 31, 2021, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $11 million and $20 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of June 30, 2022 and December 31, 2021, the balance of collateral posted by the Bancorp for derivative liabilities was $2.2 billion and $1.3 billion, respectively. Additionally, as of June 30, 2022 and December 31, 2021, $518 million and $570 million, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both June 30, 2022 and December 31, 2021, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
June 30, 2022 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,955	175	47
Total fair value hedges		175	47
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	22	—
Interest rate swaps related to C&I loans	18,000	4	13
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	—	26
Total cash flow hedges		26	39
Total derivatives designated as qualifying hedging instruments		201	86
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	3,875	77	18
Forward contracts related to residential mortgage loans held for sale(b)	2,381	11	9
Swap associated with the sale of Visa, Inc. Class B Shares	3,196	—	199
Foreign exchange contracts	176	3	—
Interest-only strips	50	4	—
Interest rate contracts for collateral management	12,000	2	1
Interest rate contracts for LIBOR transition	2,372	—	—
Total free-standing derivatives – risk management and other business purposes		97	227
Free-standing derivatives – customer accommodation:
Interest rate contracts(a)	77,211	510	992
Interest rate lock commitments	916	12	1
Commodity contracts	15,160	2,783	2,591
TBA securities	75	—	—
Foreign exchange contracts	25,127	532	482
Total free-standing derivatives – customer accommodation		3,837	4,066
Total derivatives not designated as qualifying hedging instruments		3,934	4,293
Total		$4,135	4,379
(a)Derivative assets and liabilities are presented net of variation margin of $494 and $25, respectively.
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

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate or to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate. Decisions to enter into these interest rate swaps are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of June 30, 2022, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of June 30, 2022 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

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

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2022	2021	2022	2021
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(111)	46	(263)	(99)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	111	(46)	263	99
Available-for-sale debt and other securities:
Change in fair value of interest rate swaps hedging available-for-sale debt and other securities	Interest on securities	—	—	8	—
Change in fair value of hedged available-for-sale debt and other securities attributable to the risk being hedged	Interest on securities	—	—	(8)	—

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	June 30, 2022	December 31, 2021
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$3,072	2,339
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	133	396
Available-for-sale debt and other securities:
Carrying amount of the hedged items(a)	Available-for-sale debt and other securities	—	465
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Available-for-sale debt and other securities	—	(8)
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(15)	—
(a)The carrying amount represents the amortized cost basis of the hedged items (which excludes unrealized gains and losses) plus the fair value hedging adjustments.

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of June 30, 2022, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of June 30, 2022, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 114 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of June 30, 2022 and December 31, 2021, respectively, $63 million of net deferred losses, net of tax, and $353 million of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of June 30, 2022, $77 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to June 30, 2022.

During both the three and six months ended June 30, 2022 and 2021, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the pre-tax net (losses) gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Amount of pre-tax net (losses) gains recognized in OCI	$2	11	(405)	(70)
Amount of pre-tax net gains reclassified from OCI into net income	58	73	136	146

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2022	2021	2022	2021
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$(31)	(58)	2	9
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(103)	46	(284)	(88)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	5	(3)	3	(5)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(18)	(37)	(29)	(50)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The total notional amount of the risk participation agreements was $3.7 billion and $3.8 billion at June 30, 2022 and December 31, 2021, respectively, and the fair value was a liability of $8 million at both June 30, 2022 and December 31, 2021 which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2022, the risk participation agreements had a weighted-average remaining life of 3.3 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2022	December 31, 2021
Pass	$3,687	3,733
Special mention	—	13
Substandard	34	34
Total	$3,721	3,780

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2022	2021	2022	2021
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$10	12	26	19
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	3	1	9	16
Interest rate lock commitments	Mortgage banking net revenue	11	57	11	89
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	9	6	18	11
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	(1)	(2)	—
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	20	16	36	30
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	8	(2)	10	(1)
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(2)	—	(2)	—

Offsetting Derivative Financial Instruments
The Bancorp’s derivative transactions are generally governed by ISDA Master Agreements and similar arrangements, which include provisions governing the setoff of assets and liabilities between the parties. When the Bancorp has more than one outstanding derivative transaction with a single counterparty, the setoff provisions contained within these agreements generally allow the non-defaulting party the right to reduce its liability to the defaulting party by amounts eligible for setoff, including the collateral received as well as eligible offsetting

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
transactions with that counterparty, irrespective of the currency, place of payment or booking office. The Bancorp’s policy is to present its derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis, even when provisions allowing for setoff are in place. However, for derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlements, the fair value of the respective derivative contracts is reported net of the variation margin payments.

Collateral amounts included in the tables below consist primarily of cash and highly rated government-backed securities and do not include variation margin payments for derivative contracts with legal rights of setoff for both periods shown.

The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of June 30, 2022
Derivative assets	$4,123	(1,587)	(475)	2,061
Derivative liabilities	4,378	(1,587)	(1,195)	1,596
As of December 31, 2021
Derivative assets	$2,896	(837)	(548)	1,511
Derivative liabilities	2,013	(837)	(712)	464
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

15. Other Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	June 30, 2022	December 31, 2021
FHLB advances	$6,250	—
Securities sold under repurchase agreements	449	544
Derivative collateral	358	436
Total other short-term borrowings	$7,057	980

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both June 30, 2022 and December 31, 2021, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

16. Long-Term Debt
On April 25, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes. $400 million of the notes will bear interest at a rate of 4.055% per annum to, but excluding, April 25, 2027, followed by an interest rate of compounded SOFR plus 1.355% until maturity on April 25, 2028. The remaining $600 million of the notes will bear interest at a rate of 4.337% per annum to, but excluding, April 25, 2032, followed by an interest rate of compounded SOFR plus 1.660% until maturity on April 25, 2033. The Bancorp entered into interest rate swaps designated as fair value hedges to convert the fixed-rate periods of the notes to floating rates of one-month LIBOR plus 1.239% and one-month LIBOR plus 1.543% for the notes due April 25, 2028 and the notes due April 25, 2033, respectively. Each tranche of notes is redeemable in whole at par plus accrued and unpaid interest one year prior to its maturity date, or may be wholly or partially redeemed 30 days or 90 days prior to maturity for the 2028 notes and the 2033 notes, respectively. For further information on a subsequent event related to long-term debt, refer to Note 24.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	June 30, 2022	December 31, 2021
Commitments to extend credit	$81,093	80,641
Forward contracts related to residential mortgage loans held for sale	2,381	1,952
Letters of credit	2,053	1,953
Capital commitments for private equity investments	136	124
Purchase obligations	135	160
Capital expenditures	82	78

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2022 and December 31, 2021, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $188 million and $182 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2022	December 31, 2021
Pass	$79,286	78,298
Special mention	658	1,058
Substandard	1,149	1,285
Total commitments to extend credit	$81,093	80,641

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of June 30, 2022:

($ in millions)
Less than 1 year(a)	$992
1 - 5 years(a)	1,060
Over 5 years	1
Total letters of credit	$2,053
(a)Includes $1 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both June 30, 2022 and December 31, 2021 and are considered guarantees in accordance with U.S. GAAP. Approximately 68% and 71% of the total standby letters of credit were collateralized as of June 30, 2022 and December 31, 2021, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $25 million and $24 million at June 30, 2022 and December 31, 2021, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2022	December 31, 2021
Pass	$1,877	1,778
Special mention	41	40
Substandard	135	135
Total letters of credit	$2,053	1,953

At June 30, 2022 and December 31, 2021, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of June 30, 2022 and December 31, 2021, total VRDNs, of which FTS was the remarketing agent for all, were $441 million and $464 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $113 million and $118 million of the VRDNs remarketed by FTS at June 30, 2022 and December 31, 2021, respectively. These letters of credit are included in the total letters of credit balance provided in the previous tables. The Bancorp held an immaterial amount and $1 million of these VRDNs in its portfolio and classified them as trading debt securities at June 30, 2022 and December 31, 2021, respectively.

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

As of both June 30, 2022 and December 31, 2021, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $9 million, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of June 30, 2022 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $10 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For both the three months ended June 30, 2022 and 2021, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $15 million and $9 million, respectively, in outstanding principal of loans to satisfy investor demands. For the six months ended June 30, 2022 and 2021, the Bancorp paid an immaterial amount and $1 million, respectively, in the form of make-whole payments and repurchased $28 million and $19 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended June 30, 2022 and 2021 were $21 million and $18 million, respectively. Total repurchase demand requests during the six months ended June 30, 2022 and 2021 were $44 million and $28 million, respectively. Total outstanding repurchase demand inventory was $12 million and $18 million at June 30, 2022 and December 31, 2021, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $8 million and $20 million at June 30, 2022 and December 31, 2021, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both June 30, 2022 and December 31, 2021.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through June 30, 2022, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $199 million at June 30, 2022 and $214 million at December 31, 2021. Refer to Note 14 and Note 22 for further information.

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

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12
Q4 2021	250	11
Q2 2022	600	(a)
(a)The Bancorp made a cash payment of $25 million to the swap counterparty on July 15, 2022 as a result of the Visa escrow funding in the second quarter of 2022.

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

Shareholder Litigation
On April 7, 2020, Plaintiff Lee Christakis filed a putative class action lawsuit against Fifth Third Bancorp, Fifth Third Chairman and former Chief Executive Officer Greg D. Carmichael, and former Fifth Third Chief Financial Officer Tayfun Tuzun in the U.S. District Court for the Northern District of Illinois entitled Lee Christakis, individually and on behalf of all others similarly situated v. Fifth Third Bancorp, et al., Case No. 1:20-cv-2176 (N.D. Ill). The case brings two claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Defendants made material misstatements and omissions in connection with the alleged unauthorized opening of credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The plaintiff seeks certification of a class, unspecified damages, attorneys’ fees and costs. On June 29, 2020, the Court appointed Heavy & General Laborers’ Local 472 & 172 Pension and Annuity Funds as lead plaintiff, and Robins Geller Rudman & Dowd LLP as lead counsel for the plaintiff. On September 14, 2020, the lead plaintiff filed its amended consolidated complaint. On April 27, 2021, the Court granted the defendants’ motion to dismiss without prejudice, and provided the plaintiff with leave to amend to attempt to cure the deficiencies. On October 8, 2021, the plaintiff filed an amended complaint. On May 25, 2022, the Court granted defendants’ motion to dismiss the amended complaint with prejudice. The plaintiff did not appeal that decision and the case is now concluded.

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

In addition, shareholder derivative lawsuits have been filed seeking monetary damages on behalf of the Bancorp alleging certain claims against various officers and directors relating to an alleged improper cross-selling strategy. Five lawsuits have been consolidated into a single action pending in the U.S. District Court for the Northern District of Illinois captioned In re Fifth Third Bancorp Derivative Litigation, Case No. 1:20-cv-04115. Those cases consist of: (1) Pemberton v. Carmichael, et al., Case No. 20-cv-4115 (filed July 13, 2020); (2) Meyer v. Carmichael, et al., Case No. 20-cv-4244 (filed July 17, 2020); (3) Cox v. Carmichael, et al., Case No. 20-cv-4660 (filed August 7, 2020); (4) Hansen v. Carmichael, et al., Case No. 20-cv-5339 (filed September 10, 2020); and (5) Reese v. Carmichael, et al., Case No. 1:21-cv-01631 (filed November 4, 2020 originally as Case No. 20-cv-866 in the Southern District of Ohio). On March 31, 2022, the district court granted the defendants’ motion to dismiss those cases without prejudice. On April 29, 2022, plaintiffs filed an amended complaint. Also separately pending in the Hamilton County, Ohio Court of Common Pleas is Sandys v. Carmichael, et al., Case No. A2004539 (filed December 28, 2020) and The City of Miami Firefighters’ and Police Officers’ Retirement Trust v. Carmichael, et al., Case No. A2200330 (filed January 27, 2022). On April 18, 2022, the Sandys shareholder voluntarily dismissed the lawsuit without prejudice. The Court stayed the case brought by The City of Miami Firefighters’ and Police Officers’ Retirement Trust on June 9, 2022 in favor of the In re Fifth Third Bancorp Derivative Litigation pending in federal court.

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

19. Income Taxes
The applicable income tax expense was $162 million and $202 million for the three months ended June 30, 2022 and 2021, respectively, and $279 million and $391 million for the six months ended June 30, 2022 and 2021, respectively. The effective tax rates for the three months ended June 30, 2022 and 2021 were 22.4% and 22.1%, respectively, and 20.9% and 21.8% for the six months ended June 30, 2022 and 2021, respectively.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
20. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
June 30, 2022 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(1,964)	458	(1,506)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	(1,964)	458	(1,506)	(1,040)	(1,506)	(2,546)

Unrealized holding gains on cash flow hedge derivatives arising during period	2	—	2
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(58)	13	(45)
Net unrealized losses on cash flow hedge derivatives	(56)	13	(43)	(20)	(43)	(63)

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	2	—	2
Defined benefit pension plans, net	1	—	1	(32)	1	(31)

Other	—	—	—	(4)	—	(4)
Total	$(2,019)	471	(1,548)	(1,096)	(1,548)	(2,644)

	Total OCI			Total AOCI
June 30, 2021 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$306	(71)	235
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(7)	2	(5)
Net unrealized gains on available-for-sale debt securities	299	(69)	230	1,242	230	1,472

Unrealized holding gains on cash flow hedge derivatives arising during period	11	(2)	9
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(73)	15	(58)
Net unrealized gains on cash flow hedge derivatives	(62)	13	(49)	597	(49)	548

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	3	(1)	2
Defined benefit pension plans, net	2	(1)	1	(43)	1	(42)

Other	—	—	—	(4)	—	(4)
Total	$239	(57)	182	1,792	182	1,974

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The tables below present the activity of the components of OCI and AOCI for the six months ended:

	Total OCI			Total AOCI
June 30, 2022 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(4,469)	1,034	(3,435)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(3)	1	(2)
Net unrealized losses on available-for-sale debt securities	(4,472)	1,035	(3,437)	891	(3,437)	(2,546)

Unrealized holding losses on cash flow hedge derivatives arising during period	(405)	95	(310)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(136)	30	(106)
Net unrealized losses on cash flow hedge derivatives	(541)	125	(416)	353	(416)	(63)

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	3	—	3
Defined benefit pension plans, net	2	—	2	(33)	2	(31)

Other	—	—	—	(4)	—	(4)
Total	$(5,011)	1,160	(3,851)	1,207	(3,851)	(2,644)

	Total OCI			Total AOCI
June 30, 2021 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(609)	143	(466)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	9	(2)	7
Net unrealized gains on available-for-sale debt securities	(600)	141	(459)	1,931	(459)	1,472

Unrealized holding losses on cash flow hedge derivatives arising during period	(70)	15	(55)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(146)	31	(115)
Net unrealized gains on cash flow hedge derivatives	(216)	46	(170)	718	(170)	548

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	4	(1)	3
Defined benefit pension plans, net	3	(1)	2	(44)	2	(42)

Other	—	—	—	(4)	—	(4)
Total	$(813)	186	(627)	2,601	(627)	1,974

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2022	2021	2022	2021
Net unrealized (losses) gains on available-for-sale debt securities:(b)
Net gains (losses) included in net income	Securities (losses) gains, net	$—	7	3	(9)
	Income before income taxes	—	7	3	(9)
	Applicable income tax expense	—	(2)	(1)	2
	Net income	—	5	2	(7)
Net unrealized (losses) gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	58	73	136	146
	Income before income taxes	58	73	136	146
	Applicable income tax expense	(13)	(15)	(30)	(31)
	Net income	45	58	106	115
Net periodic benefit costs:(b)
Amortization of net actuarial loss	Compensation and benefits(a)	(1)	(2)	(2)	(3)
Settlements	Compensation and benefits(a)	(1)	(1)	(1)	(1)
	Income before income taxes	(2)	(3)	(3)	(4)
	Applicable income tax expense	—	1	—	1
	Net income	(2)	(2)	(3)	(3)

Total reclassifications for the period	Net income	$43	61	105	105
(a)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 22 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information.
(b)Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
21. Earnings Per Share
The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2022			2021
For the three months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$526			$674
Less: Income allocated to participating securities	1			1
Net income allocated to common shareholders	$525	689	$0.76	$673	709	$0.95
Earnings Per Diluted Share:
Net income available to common shareholders	$526			$674
Effect of dilutive securities:
Stock-based awards	—	6		—	9
Net income available to common shareholders plus assumed conversions	$526			$674
Less: Income allocated to participating securities	1			1
Net income allocated to common shareholders plus assumed conversions	$525	695	$0.76	$673	718	$0.94

	2022			2021
For the six months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$1,000			$1,348
Less: Income allocated to participating securities	1			4
Net income allocated to common shareholders	$999	688	$1.45	$1,344	712	$1.89
Earnings Per Diluted Share:
Net income available to common shareholders	$1,000			$1,348
Effect of dilutive securities:
Stock-based awards	—	8		—	9
Net income available to common shareholders plus assumed conversions	$1,000			$1,348
Less: Income allocated to participating securities	1			4
Net income allocated to common shareholders plus assumed conversions	$999	696	$1.44	$1,344	721	$1.87

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three and six months ended June 30, 2022 excludes 3 million and 2 million shares, respectively, of stock-based awards because their inclusion would have been anti-dilutive. The diluted earnings per share computation for both the three and six months ended June 30, 2021 excludes an immaterial amount of stock-based awards because their inclusion would have been anti-dilutive.

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

	Fair Value Measurements Using
June 30, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,093	—	—	2,093
Obligations of states and political subdivisions securities	—	18	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	11,939	—	11,939
Agency commercial mortgage-backed securities	—	26,873	—	26,873
Non-agency commercial mortgage-backed securities	—	4,770	—	4,770
Asset-backed securities and other debt securities	—	6,338	—	6,338
Available-for-sale debt and other securities(a)	2,093	49,938	—	52,031
Trading debt securities:
U.S. Treasury and federal agencies securities	9	21	—	30
Obligations of states and political subdivisions securities	—	25	—	25
Agency residential mortgage-backed securities	—	15	—	15
Asset-backed securities and other debt securities	—	223	—	223
Trading debt securities	9	284	—	293
Equity securities	316	10	—	326
Residential mortgage loans held for sale	—	1,406	—	1,406
Residential mortgage loans(b)	—	—	133	133
Servicing rights	—	—	1,582	1,582
Derivative assets:
Interest rate contracts	11	789	17	817
Foreign exchange contracts	—	535	—	535
Commodity contracts	49	2,734	—	2,783
Derivative assets(c)	60	4,058	17	4,135
Total assets	$2,478	55,696	1,732	59,906
Liabilities:
Derivative liabilities:
Interest rate contracts	$9	1,089	9	1,107
Foreign exchange contracts	—	482	—	482
Equity contracts	—	—	199	199
Commodity contracts	519	2,072	—	2,591
Derivative liabilities(d)	528	3,643	208	4,379
Short positions:
U.S. Treasury and federal agencies securities	62	—	—	62
Asset-backed securities and other debt securities	—	141	—	141
Short positions(d)	62	141	—	203
Total liabilities	$590	3,784	208	4,582
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $315, $489 and $2, respectively, at June 30, 2022.
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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At June 30, 2022 and December 31, 2021, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the Bancorp’s IRLCs at June 30, 2022 was $11 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $7 million and $13 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $8 million and $17 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2022 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$145	1,444	(2)	(198)	1,389
Total gains (losses) (realized/unrealized):(b)
Included in earnings	(7)	32	12	(18)	19
Purchases/originations/acquisitions	—	106	4	—	110
Settlements	(6)	—	(6)	17	5
Transfers into Level 3(c)	1	—	—	—	1
Balance, end of period	$133	1,582	8	(199)	1,524
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2022	$(7)	65	12	(18)	52
(a)Net interest rate derivatives include derivative assets and liabilities of $17 and $9, respectively, as of June 30, 2022.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2022.
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
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2021.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2022 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$154	1,121	4	(214)	1,065
Total gains (losses) (realized/unrealized):(b)
Included in earnings	(13)	169	13	(29)	140
Purchases/originations/acquisitions	—	292	2	—	294
Settlements	(15)	—	(11)	44	18
Transfers into Level 3(c)	7	—	—	—	7
Balance, end of period	$133	1,582	8	(199)	1,524
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2022	$(13)	267	13	(29)	238
(a)Net interest rate derivatives include derivative assets and liabilities of $17 and $9, respectively, as of June 30, 2022.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2022.
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

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Mortgage banking net revenue	$36	(66)	167	39
Commercial banking revenue	1	1	2	1
Other noninterest income	(18)	(37)	(29)	(50)
Total gains (losses)	$19	(102)	140	(10)

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2022 and 2021 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2022	2021	2022	2021
Mortgage banking net revenue	$69	(20)	265	107
Commercial banking revenue	1	1	2	1
Other noninterest income	(18)	(37)	(29)	(50)
Total gains (losses)	$52	(56)	238	58

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present information as of June 30, 2022 and 2021 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of June 30, 2022 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$133	Loss rate model	Interest rate risk factor	(19.2)	-	4.4%		(8.3)%	(a)
			Credit risk factor	—	-	23.3%		0.2%	(a)
							(Fixed)	5.3%	(b)
Servicing rights	1,582	DCF	Prepayment speed	—	-	100%	(Adjustable)	20.3%	(b)
							(Fixed)	796	(b)
			OAS (bps)	615	-	1,513	(Adjustable)	1,204	(b)
IRLCs, net	11	DCF	Loan closing rates	34.5	-	98.5%		86.9%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(199)	DCF	Timing of the resolution of the Covered Litigation	Q3 2023	-	Q3 2026	Q4 2024		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of June 30, 2022 and 2021, and for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2022 and 2021, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of June 30, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Commercial loans and leases	$—	—	180	180	(15)	(47)
Consumer and residential mortgage loans	—	—	115	115	—	—
OREO	—	—	2	2	—	1
Bank premises and equipment	—	—	2	2	(1)	(1)
Operating lease equipment	—	—	5	5	—	(2)
Private equity investments	—	9	—	9	(1)	(7)
Total	$—	9	304	313	(17)	(56)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of June 30, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Commercial loans held for sale	$—	—	2	2	—	1
Commercial loans and leases	—	—	313	313	(39)	(44)
Consumer and residential mortgage loans	—	—	140	140	1	(1)
OREO	—	—	6	6	—	(6)
Bank premises and equipment	—	—	7	7	(1)	(2)
Operating lease equipment	—	—	34	34	—	(25)
Private equity investments	—	1	—	1	—	—
Total	$—	1	502	503	(39)	(77)

The following tables present information as of June 30, 2022 and 2021 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of June 30, 2022 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$180	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	115	Appraised value	Collateral value	NM	NM
OREO	2	Appraised value	Appraised value	NM	NM
Bank premises and equipment	2	Appraised value	Appraised value	NM	NM
Operating lease equipment	5	Appraised value	Appraised value	NM	NM

As of June 30, 2021 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$2	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	313	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	140	Appraised value	Collateral value	NM	NM
OREO	6	Appraised value	Appraised value	NM	NM
Bank premises and equipment	7	Appraised value	Appraised value	NM	NM
Operating lease equipment	34	Appraised value	Appraised value	NM	NM

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale resulting in positive fair value adjustments of an immaterial amount during both the three and six months ended June 30, 2021. These valuations were based on quoted prices for similar assets in active markets (Level 2 of the valuation hierarchy), appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised values of the assets (Level 3 of the valuation hierarchy). The Bancorp recognized losses of an immaterial amount and gains of $1 million during the three and six months ended June 30, 2021, respectively.

Portfolio loans and leases
During the three and six months ended June 30, 2022 and 2021, the Bancorp recorded nonrecurring impairment adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the amortized cost basis of the loan or lease exceeds the estimated net realizable value of the collateral, then an ALLL is recognized, or a charge-off once the remaining amount is considered uncollectible.

OREO
During the three and six months ended June 30, 2022 and 2021, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses include an immaterial amount in losses recorded as charge-offs on new OREO properties transferred from loans, during both the three and six months ended June 30, 2022, compared to an immaterial amount and $6 million in losses during the three and six months ended June 30, 2021, respectively. These losses also included an immaterial amount recorded as negative fair value adjustments and $1 million recorded as positive fair value adjustments on OREO for the three and six months ended June 30, 2022,

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
respectively, and an immaterial amount recorded as negative fair value adjustments for both the three and six months ended June 30, 2021, recorded in other noninterest expense or other noninterest income in the Condensed Consolidated Statements of Income subsequent to their transfer into OREO. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of an immaterial amount and $4 million during the three and six months ended June 30, 2022, respectively, and gains of an immaterial amount during both the three and six months ended June 30, 2021, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of June 30, 2022 includes a cumulative $72 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairment charges of $1 million and $11 million for the three and six months ended June 30, 2022, respectively, and impairment charges of an immaterial amount for both the three and six months ended June 30, 2021. The carrying value of the Bancorp’s private equity investments still held as of June 30, 2022 includes a cumulative $35 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fair value changes recognized in earnings for residential mortgage loans held at June 30, 2022 and 2021 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included losses of $9 million and gains of $59 million, respectively. These losses and gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount at both June 30, 2022 and December 31, 2021. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

June 30, 2022 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$1,539	1,530	9
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	3	3	—
December 31, 2021
Residential mortgage loans measured at fair value	$1,177	1,149	28
Past due loans of 90 days or more	3	3	—
Nonaccrual loans	—	—	—

The Bancorp may invest in certain hybrid financial instruments with embedded derivatives that are not clearly and closely related to the host contracts. The Bancorp elected to measure the entire instrument at fair value with changes in fair value recognized in earnings. The Bancorp did not hold these investments as of June 30, 2022 and the carrying value of these investments was $89 million as of December 31, 2021 and the investments were classified as trading debt securities in the Condensed Consolidated Balance Sheets. Fair value changes recognized in earnings included gains of zero and $11 million for the three and six months ended June 30, 2022, respectively, and losses of $8 million and gains of $1 million for the three and six months ended June 30, 2021, respectively, reported in securities (losses) gains, net in the Condensed Consolidated Statements of Income.

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of June 30, 2022 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,437	3,437	—	—	3,437
Other short-term investments	7,419	7,419	—	—	7,419
Other securities	806	—	806	—	806
Held-to-maturity securities	5	—	—	5	5
Loans and leases held for sale	1,136	—	—	1,144	1,144
Portfolio loans and leases:
Commercial loans and leases	73,885	—	—	73,863	73,863
Consumer and residential mortgage loans	42,791	—	—	42,252	42,252
Total portfolio loans and leases, net	$116,676	—	—	116,115	116,115
Financial liabilities:
Deposits	$161,174	—	161,134	—	161,134
Federal funds purchased	711	711	—	—	711
Other short-term borrowings	7,057	—	7,050	—	7,050
Long-term debt	10,857	10,470	411	—	10,881

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2021 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,994	2,994	—	—	2,994
Other short-term investments	34,572	34,572	—	—	34,572
Other securities	519	—	519	—	519
Held-to-maturity securities	8	—	—	8	8
Loans and leases held for sale	3,392	—	—	3,405	3,405
Portfolio loans and leases:
Commercial loans and leases	69,166	—	—	69,924	69,924
Consumer and residential mortgage loans	40,838	—	—	41,632	41,632
Total portfolio loans and leases, net	$110,004	—	—	111,556	111,556
Financial liabilities:
Deposits	$169,324	—	169,316	—	169,316
Federal funds purchased	281	281	—	—	281
Other short-term borrowings	980	—	980	—	980
Long-term debt	11,425	12,091	387	—	12,478

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

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,080 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

Consumer Lending includes the Bancorp’s residential mortgage, automobile and other indirect lending activities. Residential mortgage activities within Consumer Lending include the origination, retention and servicing of residential mortgage loans, sales and securitizations of those loans and all associated hedging activities. Residential mortgages are primarily originated through a dedicated sales force and through third-party correspondent lenders. Automobile and other indirect lending activities include extending loans to consumers through automobile dealers, motorcycle dealers, powersport dealers, recreational vehicle dealers and marine dealers, in addition to home improvement and solar energy installation loans originated through a network of contractors and installers.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the three months ended:

June 30, 2022 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$516		554	114	53	102		—		1,339
Provision for credit losses	85		20	4	—	70		—		179
Net interest income after provision for credit losses	$431		534	110	53	32		—		1,160
Noninterest income:
Service charges on deposits	$92		62	—	—	—		—		154
Wealth and asset management revenue	1		51	—	132	—		(44)	(a)	140
Commercial banking revenue	136		2	—	—	(1)		—		137
Card and processing revenue	18		83	—	1	3		—		105
Leasing business revenue	56	(c)	—	—	—	—		—		56
Mortgage banking net revenue	—		1	30	—	—		—		31
Other noninterest income(b)	42		20	3	(1)	21		—		85
Securities losses, net	—		—	—	—	(32)		—		(32)
Securities losses, net – non-qualifying hedges on MSRs	—		—	—	—	—		—		—
Total noninterest income	$345		219	33	132	(9)		(44)		676
Noninterest expense:
Compensation and benefits	$142		158	60	56	168		—		584
Technology and communications	2		1	4	—	91		—		98
Net occupancy expense(d)	9		49	2	3	12		—		75
Equipment expense	7		10	—	—	19		—		36
Leasing business expense	31		—	—	—	—		—		31
Marketing expense	1		12	1	—	14		—		28
Card and processing expense	2		19	—	—	(1)		—		20
Other noninterest expense	224		209	79	78	(306)		(44)		240
Total noninterest expense	$418		458	146	137	(3)		(44)		1,112
Income (loss) before income taxes	$358		295	(3)	48	26		—		724
Applicable income tax expense (benefit)	64		62	(1)	10	27		—		162
Net income (loss)	$294		233	(2)	38	(1)		—		562
Total goodwill	$1,946		2,302	—	226	452	(e)	—		4,926
Total assets	$80,424		90,520	32,802	13,062	(10,026)	(c)	—		206,782
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes $1 of impairment charges for bank premises and equipment recorded in Branch Banking. For more information, refer to Note 7 and Note 22.
(c)Includes bank premises and equipment of $24 classified as held for sale. For more information, refer to Note 7.
(d)Includes $1 of impairment losses and termination charges for ROU assets related to certain operating leases. For more information, refer to Note 9.
(e)Due to the timing of a business acquisition, the Bancorp is in the process of completing its analysis of the allocation of the goodwill across its business segments, therefore goodwill is presented as part of General Corporate and Other as of June 30, 2022.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2021 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$376	301	142	21	368		—		1,208
(Benefit from) provision for credit losses	(151)	25	—	—	11		—		(115)
Net interest income after (benefit from) provision for credit losses	$527	276	142	21	357		—		1,323
Noninterest income:
Service charges on deposits	$92	57	—	—	—		—		149
Wealth and asset management revenue	1	52	—	138	—		(46)	(a)	145
Commercial banking revenue	156	3	—	1	—		—		160
Card and processing revenue	15	84	—	1	2		—		102
Leasing business revenue	61	—	—	—	—		—		61
Mortgage banking net revenue	—	3	60	1	—		—		64
Other noninterest income(b)	30	25	2	2	(10)		—		49
Securities gains, net	—	—	—	—	10		—		10
Securities gains, net – non-qualifying hedges on MSRs	—	—	1	—	—		—		1
Total noninterest income	$355	224	63	143	2		(46)		741
Noninterest expense:
Compensation and benefits	$136	158	61	49	234		—		638
Technology and communications	4	1	3	—	86		—		94
Net occupancy expense(c)	8	49	3	4	13		—		77
Equipment expense	7	9	—	—	18		—		34
Leasing business expense	33	—	—	—	—		—		33
Marketing expense	2	7	1	—	10		—		20
Card and processing expense	2	19	—	—	(1)		—		20
Other noninterest expense	207	207	95	78	(304)		(46)		237
Total noninterest expense	$399	450	163	131	56		(46)		1,153
Income before income taxes	$483	50	42	33	303		—		911
Applicable income tax expense	90	10	9	7	86		—		202
Net income	$393	40	33	26	217		—		709
Total goodwill	$1,981	2,047	—	231	—		—		4,259
Total assets	$68,851	87,646	33,215	10,881	4,797	(d)	—		205,390
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $2 recorded in Branch Banking for bank premises and equipment. For more information, refer to Note 7 and Note 22.
(c)Includes impairment losses and termination charges of $2 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(d)Includes bank premises and equipment of $25 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the six months ended:

June 30, 2022 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,006		972	246	88	222		—		2,534
Provision for credit losses	56		39	10	—	119		—		224
Net interest income after provision for credit losses	$950		933	236	88	103		—		2,310
Noninterest income:
Service charges on deposits	$188		119	—	—	(1)		—		306
Wealth and asset management revenue	1		102	—	274	—		(88)	(a)	289
Commercial banking revenue	269		4	—	—	(1)		—		272
Card and processing revenue	33		162	—	1	5		—		201
Leasing business revenue	118	(c)	—	—	—	—		—		118
Mortgage banking net revenue	—		3	79	1	—		—		83
Other noninterest income(b)	64		44	6	—	24		—		138
Securities losses, net	—		—	—	—	(47)		—		(47)
Securities losses, net – non-qualifying hedges on MSRs	—		—	(1)	—	—		—		(1)
Total noninterest income	$673		434	84	276	(20)		(88)		1,359
Noninterest expense:
Compensation and benefits	$310		334	116	116	419		—		1,295
Technology and communications	7		2	6	—	184		—		199
Net occupancy expense(e)	18		95	5	6	28		—		152
Equipment expense	14		18	—	—	40		—		72
Leasing business expense	63		—	—	—	—		—		63
Marketing expense	2		22	2	1	25		—		52
Card and processing expense	4		36	—	—	(2)		—		38
Other noninterest expense	448		438	160	157	(652)		(88)		463
Total noninterest expense	$866		945	289	280	42		(88)		2,334
Income before income taxes	$757		422	31	84	41		—		1,335
Applicable income tax expense	137		89	6	18	29		—		279
Net income	$620		333	25	66	12		—		1,056
Total goodwill	$1,946		2,302	—	226	452	(f)	—		4,926
Total assets	$80,424		90,520	32,802	13,062	(10,026)	(d)	—		206,782
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes $1 of impairment charges for bank premises and equipment recorded in Branch Banking. For more information, refer to Note 7 and Note 22.
(c)Includes impairment charges of $2 for operating lease equipment. For more information, refer to Note 8 and Note 22.
(d)Includes bank premises and equipment of $24 classified as held for sale. For more information, refer to Note 7.
(e)Includes $2 of impairment losses and termination charges for ROU assets related to certain operating leases. For more information, refer to Note 9.
(f)Due to the timing of a business acquisition, the Bancorp is in the process of completing its analysis of the allocation of the goodwill across its business segments, therefore goodwill is presented as part of General Corporate and Other as of June 30, 2022.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2021 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$741		596	269	42	737		—		2,385
(Benefit from) provision for credit losses	(227)		66	8	(1)	(134)		—		(288)
Net interest income after (benefit from) provision for credit losses	$968		530	261	43	871		—		2,673
Noninterest income:
Service charges on deposits	$181		111	—	—	—		—		292
Wealth and asset management revenue	1		102	—	274	—		(89)	(a)	288
Commercial banking revenue	307		5	—	1	—		—		313
Card and processing revenue	29		161	—	1	5		—		196
Leasing business revenue	148	(c)	—	—	—	—		—		148
Mortgage banking net revenue	—		5	142	2	—		—		149
Other noninterest income(b)	42		45	4	3	(2)		—		92
Securities gains, net	7		—	—	—	6		—		13
Securities losses, net – non-qualifying hedges on MSRs	—		—	(1)	—	—		—		(1)
Total noninterest income	$715		429	145	281	9		(89)		1,490
Noninterest expense:
Compensation and benefits	$292		328	127	103	493		—		1,343
Technology and communications	7		2	5	—	173		—		187
Net occupancy expense(d)	17		96	5	7	31		—		156
Equipment expense	13		19	—	—	36		—		68
Leasing business expense	68		—	—	—	—		—		68
Marketing expense	3		15	1	1	23		—		43
Card and processing expense	3		49	—	—	(2)		—		50
Other noninterest expense	416		430	186	156	(645)		(89)		454
Total noninterest expense	$819		939	324	267	109		(89)		2,369
Income before income taxes	$864		20	82	57	771		—		1,794
Applicable income tax expense	160		4	17	12	198		—		391
Net income	$704		16	65	45	573		—		1,403
Total goodwill	$1,981		2,047	—	231	—		—		4,259
Total assets	$68,851		87,646	33,215	10,881	4,797	(e)	—		205,390
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

24. Subsequent Event
On July 28, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes which will mature on July 28, 2030. The senior notes bear a fixed rate interest of 4.772% per annum to, but excluding, July 28, 2029. From, and including July 28, 2029 until, but excluding July 28, 2030, the senior notes will have an interest rate of compounded SOFR plus 2.127%. The Bancorp entered into interest rate swaps designated as fair value hedges to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 2.132%. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to its maturity date, or may be wholly or partially redeemed 60 days prior to maturity.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 18 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
There have been no material changes made during the second quarter of 2022 to any of the risk factors as previously disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2022.

Defaults Upon Senior Securities (Item 3)
None.

Mine Safety Disclosures (Item 4)
Not applicable.

Other Information (Item 5)
None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021.
3.2	Regulations of Fifth Third Bancorp, as Amended as of April 12, 2022. Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2022.
4.1
Twelfth Supplemental Indenture dated as of April 25, 2022 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 25, 2022.

4.2	Form of 4.055% Fixed Rate/Floating Rate Senior Notes due 2028. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on April 25, 2022.
4.3	Form of 4.337% Fixed Rate/Floating Rate Senior Notes due 2033. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on April 25, 2022.
10.1	2022 Restricted Stock Unit Grant Agreement (for Directors).
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 5, 2022

/s/ James C. Leonard
James C. Leonard
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)