Form 10-Q
period 2022-09-30
FIFTH THIRD BANCORP
filed 2022-11-08
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
There were 686,396,166 shares of the Registrant’s common stock, without par value, outstanding as of October 31, 2022.

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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2022, the Bancorp had $205 billion in assets and operated 1,080 full-service banking centers and 2,146 Fifth Third branded ATMs in eleven states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on three business segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2022, net interest income on an FTE basis and noninterest income provided 69% and 31% of total revenue, respectively. For the nine months ended September 30, 2022, net interest income on an FTE basis and noninterest income provided 67% and 33% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

COVID-19 Global Pandemic
The COVID-19 pandemic created significant economic uncertainty and financial disruptions during the years ended December 31, 2021 and 2020. Government and public responses to the COVID-19 pandemic caused reductions and instability in economic activity and volatility in the financial markets. This market volatility has persisted as the impacts of the pandemic have continued to evolve. Furthermore, resurgence risk remains as new strains of the virus become prevalent which may cause additional economic disruption. The Bancorp continues to closely monitor the pandemic and its effect on customers, employees, communities and markets.

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

Current Economic Conditions
Robust demand, labor shortages and supply chain constraints have led to persistent inflationary pressures throughout the economy. In response to these inflationary pressures, the FRB has raised benchmark interest rates in recent months and may continue to raise interest rates in response to economic conditions, particularly a continued high rate of inflation. Amidst these uncertainties, some financial markets have continued to experience volatility.

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

In August 2022, the Inflation Reduction Act of 2022 was signed into law to address inflation, healthcare costs, climate change and renewal energy incentives, among other things. This law includes provisions for the creation of a 15% corporate alternative minimum tax rate that is effective for tax years beginning January 1, 2023, for corporations with an average annual adjusted financial statement income in excess of $1 billion.

Senior Notes Offering
On July 28, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes which will mature on July 28, 2030. The senior notes bear interest at a rate of 4.772% per annum to, but excluding, July 28, 2029. From, and including, July 28, 2029 until, but excluding, July 28, 2030, the senior notes will have an interest rate of compounded SOFR plus 2.127%. The Bancorp entered into interest rate swaps designated as fair value hedges to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 2.132%. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed 60 days prior to maturity. For further information on a subsequent event related to long-term debt, refer to Note 24.

Business Combination
During the second quarter of 2022, the Bancorp completed the acquisition of a national point-of-sale consumer lender specializing in home improvement and solar energy installation loans originated through a network of contractors and installers. The acquisition was accounted for under the acquisition method of accounting which generally requires assets acquired and liabilities assumed to be recorded at their estimated fair values at acquisition date. These fair value estimates are considered preliminary as of September 30, 2022 and are subject to change for up to one year after the acquisition date as additional information becomes available. For more information on the acquisition, refer to Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements.

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

On March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) into law. The LIBOR Act offers a federal solution for transitioning legacy instruments that lack sufficient provisions addressing LIBOR’s cessation by outlining a uniform

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
process to govern the transition from LIBOR to a replacement rate. The LIBOR Act also establishes a safe harbor for lenders, shielding lenders from litigation as a result of their choice of a replacement rate (such as SOFR) per Federal Reserve Board recommendations. On July 28, 2022, the Federal Reserve Board published a Notice of Proposed Rulemaking in the Federal Register that detailed a proposed regulation carrying out the terms of the LIBOR Act. As of September 30, 2022, the comment period had closed for this proposed regulation but it had not yet been finalized.

The Bancorp’s LIBOR transition plan is organized around key work streams, including continued engagement with central banks and industry working groups and regulators, active client engagement, comprehensive review of legacy documentation, internal operational and technological readiness, and risk management, among other things, to facilitate the transition to alternative reference rates.

Although the full impact of LIBOR reforms and actions remains unclear, the Bancorp has discontinued entering into new LIBOR-based contracts in accordance with regulatory guidance, except for permissible limited use, such as part of hedging and risk management programs. During the fourth quarter of 2021, the Bancorp expanded its offering of alternative reference rate products, including SOFR. In addition, the Bancorp is continuing its transition of existing LIBOR-based exposures to an appropriate alternative reference rate on or before June 30, 2023. As of September 30, 2022, the Bancorp had substantial exposure to LIBOR-based products throughout several of its lines of business. These exposures included derivative contracts with a total notional value of approximately $102 billion, loans outstanding of approximately $31 billion, preferred stock of approximately $1.4 billion and long-term debt of approximately $237 million. The Bancorp currently estimates that approximately 12% of the existing exposures will mature before June 30, 2023. For the contracts that will not mature prior to June 30, 2023, an additional portion of these contracts is subject to contractual terms specifying alternative reference rates (“fallback provisions”) that would become effective upon cessation of LIBOR’s publication. Existing exposures without fallback provisions are expected to either be amended prior to June 30, 2023 to include such provisions or to transition to an alternative reference rate pursuant to the terms of the LIBOR Act and its related regulations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 1: Earnings Summary
	For the three months ended September 30,		%	For the nine months ended September 30,		%
($ in millions, except for per share data)	2022	2021	Change	2022	2021	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,498	1,189	26	$4,032	3,574	13
Net interest income (FTE)(a)(b)	1,502	1,192	26	4,043	3,583	13
Noninterest income	672	836	(20)	2,031	2,326	(13)
Total revenue (FTE)(a)(b)	2,174	2,028	7	6,074	5,909	3
Provision for (benefit from) credit losses	158	(42)	NM	383	(330)	NM
Noninterest expense	1,167	1,172	—	3,501	3,541	(1)
Net income	653	704	(7)	1,709	2,107	(19)
Net income available to common shareholders	631	684	(8)	1,631	2,032	(20)
Common Share Data
Earnings per share - basic	$0.91	0.98	(7)	$2.37	2.87	(17)
Earnings per share - diluted	0.91	0.97	(6)	2.34	2.83	(17)
Cash dividends declared per common share	0.33	0.30	10	0.93	0.84	11
Book value per share	21.30	29.59	(28)	21.30	29.59	(28)
Market value per share	31.96	42.44	(25)	31.96	42.44	(25)
Financial Ratios
Return on average assets	1.25%	1.36	(8)	1.10%	1.37	(20)
Return on average common equity	14.9	13.0	15	12.3	13.1	(6)
Return on average tangible common equity(b)	21.9	16.9	30	17.3	16.8	3
Dividend payout	36.3	30.6	19	39.2	29.3	34
(a)Amounts presented on an FTE basis. The FTE adjustments were $4 and $3 for the three months ended September 30, 2022 and 2021, respectively and $11 and $9 for the nine months ended September 30, 2022 and 2021, respectively.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
The Bancorp’s net income available to common shareholders for the third quarter of 2022 was $631 million, or $0.91 per diluted share, which was net of $22 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the third quarter of 2021 was $684 million, or $0.97 per diluted share, which was net of $20 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2022 was $1.6 billion, or $2.34 per diluted share, which was net of $78 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2021 was $2.0 billion, or $2.83 per diluted share, which was net of $75 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.5 billion for the three months ended September 30, 2022, an increase of $310 million compared to the same period in the prior year. Net interest income benefited from increases in market interest rates, resulting in increases in yields on average commercial loans and leases, average other short-term investments and average consumer loans for the three months ended September 30, 2022 compared to the same period in the prior year. Net interest income also benefited from increases in average taxable securities and average commercial and industrial loans for the three months ended September 30, 2022 compared to the same period in the prior year. These positive impacts were partially offset by an increase in rates paid on average interest checking deposits and an increase in the average balance of FHLB advances as well as a decrease in interest income recognized from PPP loans for the three months ended September 30, 2022 compared to the same period in the prior year.

Net interest income on an FTE basis (non-GAAP) was $4.0 billion for the nine months ended September 30, 2022, an increase of $460 million compared to the same period in the prior year. Net interest income benefited from increases in market interest rates, resulting in increases in yields on average commercial loans and leases and average other short-term investments for the nine months ended September 30, 2022 compared to the same period in the prior year. Additionally, net interest income benefited from increases in average taxable securities, average commercial and industrial loans and average indirect secured consumer loans for the nine months ended September 30, 2022 compared to the same period in the prior year. Net interest income also benefited from a decrease in average long-term debt for the nine months ended September 30, 2022 compared to the same period in the prior year. These positive impacts were partially offset by an increase in rates paid on average interest checking deposits and an increase in the average balance of FHLB advances for the nine months ended September 30, 2022 compared to the same period in the prior year. Additionally, interest income recognized from PPP loans decreased for the nine months ended September 30, 2022 compared to the same period in the prior year. Net interest margin on an FTE basis (non-GAAP) was 3.22% and 2.91% for the three and nine months ended September 30, 2022, respectively, compared to 2.59% and 2.61% for the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The provision for credit losses was $158 million and $383 million for the three and nine months ended September 30, 2022, respectively, compared to a benefit from credit losses of $42 million and $330 million during the same periods in the prior year. The increases in provision expense for the three and nine months ended September 30, 2022 were primarily driven by factors that caused increases in the ACL during those periods including higher period-end loan and lease balances and deterioration in forecasted macroeconomic conditions. The increase in provision expense for the nine months ended September 30, 2022 was also driven by the initial recognition of provision expense on loans acquired as part of a business acquisition completed in the second quarter of 2022. Net losses charged off as a percent of average portfolio loans and leases were 0.21% and 0.08% for the three months ended September 30, 2022 and 2021, respectively, and 0.18% and 0.17% for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.46% and 0.47%, respectively. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income decreased $164 million for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to decreases in other noninterest income, commercial banking revenue, leasing business revenue and mortgage banking net revenue.

Noninterest income decreased $295 million for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to decreases in mortgage banking net revenue, commercial banking revenue, leasing business revenue and other noninterest income.

Noninterest expense decreased $5 million for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to a decrease in compensation and benefits, partially offset by increases in technology and communications expense and marketing expense.

Noninterest expense decreased $40 million for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to decreases in compensation and benefits and card and processing expense, partially offset by increases in technology and communications expense, other noninterest expense and marketing expense.

For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of September 30, 2022. As of September 30, 2022, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 9.14%;
•Tier 1 risk-based capital ratio: 10.40%;
•Total risk-based capital ratio: 12.64%;
•Leverage ratio: 8.44%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Net interest income (U.S. GAAP)	$1,498	1,189	4,032	3,574
Add: FTE adjustment	4	3	11	9
Net interest income on an FTE basis (1)	$1,502	1,192	4,043	3,583
Net interest income on an FTE basis (annualized) (2)	5,959	4,729	5,405	4,790

Interest income (U.S. GAAP)	$1,760	1,292	4,512	3,916
Add: FTE adjustment	4	3	11	9
Interest income on an FTE basis	$1,764	1,295	4,523	3,925
Interest income on an FTE basis (annualized) (3)	6,998	5,138	6,047	5,248

Interest expense (annualized) (4)	$1,039	409	642	457
Noninterest income (5)	672	836	2,031	2,326
Noninterest expense (6)	1,167	1,172	3,501	3,541
Average interest-earning assets (7)	185,378	182,801	185,883	183,479
Average interest-bearing liabilities (8)	119,773	113,548	117,344	115,383

Ratios:
Net interest margin on an FTE basis (2) / (7)	3.22%	2.59	2.91	2.61
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.91	2.45	2.70	2.46
Efficiency ratio on an FTE basis (6) / ((1) + (5))	53.7	57.8	57.6	59.9
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Net income available to common shareholders (U.S. GAAP)	$631	684	1,631	2,032
Add: Intangible amortization, net of tax	10	9	27	25
Tangible net income available to common shareholders	$641	693	1,658	2,057
Tangible net income available to common shareholders (annualized) (1)	2,543	2,749	2,217	2,750

Average Bancorp shareholders’ equity (U.S. GAAP)	$18,864	22,927	19,829	22,935
Less: Average preferred stock	2,116	2,116	2,116	2,116
Average goodwill	4,926	4,430	4,729	4,317
Average intangible assets	188	149	165	135
Average tangible common equity (2)	$11,634	16,232	12,819	16,367

Return on average tangible common equity (1) / (2)	21.9%	16.9	17.3	16.8

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	September 30, 2022	December 31, 2021
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$16,736	22,210
Less: Preferred stock	2,116	2,116
Goodwill	4,925	4,514
Intangible assets	181	156
AOCI	(5,306)	1,207
Tangible common equity, excluding AOCI (1)	$14,820	14,217
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$16,936	16,333

Total Assets (U.S. GAAP)	$205,463	211,116
Less: Goodwill	4,925	4,514
Intangible assets	181	156
AOCI, before tax	(6,716)	1,528
Tangible assets, excluding AOCI (3)	$207,073	204,918

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	8.18%	7.97
Tangible common equity as a percentage of tangible assets (1) / (3)	7.16	6.94

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the valuation techniques or models during the nine months ended September 30, 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
STATEMENTS OF INCOME ANALYSIS

Net Interest Income
Net interest income is the interest earned on loans and leases (including yield-related fees), securities and other short-term investments less the interest incurred on core deposits and wholesale funding. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by noninterest-bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Tables 5 and 6 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2022 and 2021, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.5 billion for the three months ended September 30, 2022, an increase of $310 million compared to the same period in the prior year. Net interest income benefited from increases in market interest rates, resulting in increases in yields on average loans and leases and average other short-term investments for the three months ended September 30, 2022 compared to the same period in the prior year. Net interest income also benefited from increases in average taxable securities of $20.4 billion and average commercial and industrial loans of $8.9 billion for the three months ended September 30, 2022 compared to the same period in the prior year. These positive impacts were partially offset by an increase in rates paid on average interest-bearing core deposits of 37 bps and an increase in the average balance of FHLB advances of $6.6 billion for the three months ended September 30, 2022 compared to the same period in the prior year. Interest income recognized from PPP loans decreased to $6 million for the three months ended September 30, 2022 compared to $47 million for the same period in the prior year.

Net interest income on an FTE basis (non-GAAP) was $4.0 billion for the nine months ended September 30, 2022, an increase of $460 million compared to the same period in the prior year. Net interest income benefited from increases in market interest rates, resulting in increases in yields on average loans and leases and average other short-term investments for the nine months ended September 30, 2022 compared to the same period in the prior year. Additionally, net interest income benefited from increases in average taxable securities, average commercial and industrial loans and average indirect secured consumer loans of $14.5 billion, $6.1 billion and $2.3 billion, respectively, for the nine months ended September 30, 2022 compared to the same period in the prior year. Net interest income also benefited from a decrease in average long-term debt of $2.2 billion for the nine months ended September 30, 2022 compared to the same period in the prior year. These positive impacts were partially offset by an increase in rates paid on average interest-bearing core deposits of 12 bps and an increase in the average balance of FHLB advances of $3.1 billion for the nine months ended September 30, 2022 compared to the same period in the prior year. Additionally, interest income recognized from PPP loans decreased to $38 million for the nine months ended September 30, 2022 compared to $153 million for the same period in the prior year.

Net interest rate spread on an FTE basis (non-GAAP) was 2.91% and 2.70% during the three and nine months ended September 30, 2022, respectively, compared to 2.45% and 2.46% in the same periods in the prior year. Yields on average interest-earning assets increased 97 bps and 39 bps, partially offset by increases in rates paid on average interest-bearing liabilities of 51 bps and 15 bps for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021.

Net interest margin on an FTE basis (non-GAAP) was 3.22% and 2.91% for the three and nine months ended September 30, 2022, respectively, compared to 2.59% and 2.61% for the comparable periods in the prior year. Net interest margin for the three and nine months ended September 30, 2022 was positively impacted by the previously mentioned increases in the net interest rate spread. Net interest margin results are expected to continue increasing as rates rise and assets reprice more than liabilities.

Interest income on an FTE basis (non-GAAP) from loans and leases increased $301 million and $300 million during the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, driven by the previously mentioned increases in market interest rates and average loan and lease balances, partially offset by lower income from PPP loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments increased $168 million and $298 million during the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021 primarily due to the previously mentioned increases in average taxable securities and yields on average other short-term investments. The increase for the nine months ended September 30, 2022 was partially offset by a decrease in yields on average taxable securities of 15 bps from the same period in the prior year.

Interest expense on core deposits increased $90 million and $92 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021 primarily due to increases in the cost of average interest-bearing core deposits to 41 bps and 18 bps for the three and nine months ended September 30, 2022, respectively, from 4 bps and 6 bps for

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
the three and nine months ended September 30, 2021, respectively, as a result of increasing short-term interest rates. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $69 million and $46 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. The increases for the three and nine months ended September 30, 2022 were primarily due to the previously mentioned increases in the average balances of FHLB advances and increases in rates paid on average long-term debt. The increase for the nine months ended September 30, 2022 was partially offset by a decrease in the average balance of long-term debt of $2.2 billion from the same period in the prior year. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three and nine months ended September 30, 2022, average wholesale funding represented 18% and 14%, respectively, of average interest-bearing liabilities, compared to 12% and 14%, respectively, for the three and nine months ended September 30, 2021. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	September 30, 2022			September 30, 2021			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$56,648	646	4.53%	$47,774	426	3.54%	$88	132	220
Commercial mortgage loans	10,751	111	4.10	10,339	78	3.00	3	30	33
Commercial construction loans	5,557	66	4.71	5,729	45	3.12	(1)	22	21
Commercial leases	2,793	22	3.08	3,158	23	2.84	(3)	2	(1)
Total commercial loans and leases	$75,749	845	4.42	$67,000	572	3.39	$87	186	273
Residential mortgage loans	19,870	166	3.32	21,750	176	3.21	(16)	6	(10)
Home equity	3,956	48	4.84	4,409	40	3.59	(4)	12	8
Indirect secured consumer loans	16,750	141	3.34	15,590	128	3.27	10	3	13
Credit card	1,756	57	12.89	1,748	55	12.38	—	2	2
Other consumer loans	3,819	60	6.21	3,031	45	5.91	12	3	15
Total consumer loans	$46,151	472	4.06	$46,528	444	3.79	$2	26	28
Total loans and leases	$121,900	1,317	4.29%	$113,528	1,016	3.55%	$89	212	301
Securities:
Taxable	56,535	408	2.86	36,177	261	2.86	147	—	147
Exempt from income taxes(b)	1,178	8	2.77	1,031	6	2.22	1	1	2
Other short-term investments	5,765	31	2.15	32,065	12	0.15	(18)	37	19
Total interest-earning assets	$185,378	1,764	3.78%	$182,801	1,295	2.81%	$219	250	469
Cash and due from banks	3,162			3,114
Other assets	20,163			21,566
Allowance for loan and lease losses	(2,015)			(2,032)
Total assets	$206,688			$205,449
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$42,574	77	0.72%	$45,128	6	0.05%	$—	71	71
Savings deposits	23,814	7	0.12	20,941	1	0.02	—	6	6
Money market deposits	29,066	16	0.22	30,514	3	0.03	—	13	13
Foreign office deposits	206	—	0.78	195	—	0.03	—	—	—
CDs $250,000 or less	2,048	1	0.09	2,937	1	0.19	—	—	—
Total interest-bearing core deposits	$97,708	101	0.41	$99,715	11	0.04	$—	90	90
CDs over $250,000	2,226	11	1.90	306	1	1.10	9	1	10
Federal funds purchased	607	3	2.10	348	—	0.13	—	3	3
Securities sold under repurchase agreements	472	—	0.22	570	—	0.01	—	—	—
FHLB advances	6,608	38	2.30	—	—	—	38	—	38
Derivative collateral and other borrowed money	356	5	4.92	552	—	0.24	—	5	5
Long-term debt	11,796	104	3.49	12,057	91	2.98	(2)	15	13
Total interest-bearing liabilities	$119,773	262	0.87%	$113,548	103	0.36%	$45	114	159
Demand deposits	59,535			62,626
Other liabilities	8,516			6,348
Total liabilities	$187,824			$182,522
Total equity	$18,864			$22,927
Total liabilities and equity	$206,688			$205,449
Net interest income (FTE)(c)		$1,502			$1,192		$174	136	310
Net interest margin (FTE)(c)			3.22%			2.59%
Net interest rate spread (FTE)(c)			2.91			2.45
Interest-bearing liabilities to interest-earning assets			64.61			62.12
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $4 and $3 for the three months ended September 30, 2022 and 2021, respectively.
(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the nine months ended	September 30, 2022			September 30, 2021			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$54,907	1,569	3.82%	$48,761	1,308	3.59%	$172	89	261
Commercial mortgage loans	10,664	278	3.49	10,446	239	3.06	5	34	39
Commercial construction loans	5,429	159	3.91	5,936	139	3.14	(12)	32	20
Commercial leases	2,858	63	2.95	3,154	70	2.98	(6)	(1)	(7)
Total commercial loans and leases	$73,858	2,069	3.75	$68,297	1,756	3.44	$159	154	313
Residential mortgage loans	19,981	479	3.20	21,316	524	3.28	(32)	(13)	(45)
Home equity	3,953	120	4.06	4,695	126	3.59	(21)	15	(6)
Indirect secured consumer loans	17,041	407	3.20	14,755	377	3.41	55	(25)	30
Credit card	1,717	161	12.50	1,798	165	12.29	(7)	3	(4)
Other consumer loans	3,234	148	6.10	3,029	136	5.99	9	3	12
Total consumer loans	$45,926	1,315	3.83	$45,593	1,328	3.89	$4	(17)	(13)
Total loans and leases	$119,784	3,384	3.78%	$113,890	3,084	3.62%	$163	137	300
Securities:
Taxable	50,529	1,060	2.81	36,014	798	2.96	306	(44)	262
Exempt from income taxes(b)	1,084	21	2.56	797	14	2.32	5	2	7
Other short-term investments	14,486	58	0.53	32,778	29	0.12	(24)	53	29
Total interest-earning assets	$185,883	4,523	3.25%	$183,479	3,925	2.86%	$450	148	598
Cash and due from banks	3,081			3,046
Other assets	20,211			20,922
Allowance for loan and lease losses	(1,939)			(2,228)
Total assets	$207,236			$205,219
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$45,172	100	0.30%	$45,333	20	0.06%	$—	80	80
Savings deposits	23,435	10	0.06	20,136	3	0.02	1	6	7
Money market deposits	29,533	22	0.10	30,653	10	0.04	—	12	12
Foreign office deposits	157	—	0.39	155	—	0.04	—	—	—
CDs $250,000 or less	2,205	2	0.10	3,420	9	0.34	(2)	(5)	(7)
Total interest-bearing core deposits	$100,502	134	0.18	$99,697	42	0.06	$(1)	93	92
CDs over $250,000	1,055	13	1.64	620	6	1.36	5	2	7
Federal funds purchased	421	4	1.31	339	—	0.12	—	4	4
Securities sold under repurchase agreements	484	—	0.10	599	—	0.02	—	—	—
FHLB advances	3,141	48	2.04	—	—	—	48	—	48
Derivative collateral and other borrowed money	365	8	2.70	543	1	0.31	—	7	7
Long-term debt	11,376	273	3.21	13,585	293	2.88	(51)	31	(20)
Total interest-bearing liabilities	$117,344	480	0.55%	$115,383	342	0.40%	$1	137	138
Demand deposits	62,084			61,084
Other liabilities	7,979			5,817
Total liabilities	$187,407			$182,284
Total equity	$19,829			$22,935
Total liabilities and equity	$207,236			$205,219
Net interest income (FTE)(c)		$4,043			$3,583		$449	11	460
Net interest margin (FTE)(c)			2.91%			2.61%
Net interest rate spread (FTE)(c)			2.70			2.46
Interest-bearing liabilities to interest-earning assets			63.13			62.89
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $11 and $9 for the nine months ended September 30, 2022 and 2021, respectively.
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

The provision for credit losses was $158 million and $383 million for the three and nine months ended September 30, 2022, respectively, compared to a benefit from credit losses of $42 million and $330 million during the same periods in the prior year. Provision expense increased for the three and nine months ended September 30, 2022 compared to the same periods in the prior year primarily driven by factors which caused increases in the ACL during those periods including higher period-end loan and lease balances and deterioration in forecasted macroeconomic conditions. The increase in provision expense for the nine months ended September 30, 2022 was also driven by the initial recognition of provision expense on loans acquired as part of a business acquisition during the second quarter of 2022. The benefit from credit losses for the three and nine months ended September 30, 2021 was driven by decreases in the ACL in response to improved economic forecasts and improved commercial and consumer credit quality.

The ALLL increased $207 million from December 31, 2021 to $2.1 billion at September 30, 2022. At September 30, 2022, the ALLL as a percent of portfolio loans and leases increased to 1.75%, compared to 1.69% at December 31, 2021. The reserve for unfunded commitments increased $17 million from December 31, 2021 to $199 million at September 30, 2022. At September 30, 2022, the ACL as a percent of portfolio loans and leases increased to 1.91%, compared to 1.85% at December 31, 2021.

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

Noninterest Income
Noninterest income decreased $164 million and $295 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021.

The following table presents the components of noninterest income:

TABLE 7: Components of Noninterest Income
	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Service charges on deposits	$143	152	(6)	$449	445	1
Wealth and asset management revenue	141	147	(4)	430	436	(1)
Commercial banking revenue	134	152	(12)	406	465	(13)
Card and processing revenue	105	102	3	306	298	3
Leasing business revenue	60	78	(23)	179	226	(21)
Mortgage banking net revenue	69	86	(20)	152	235	(35)
Other noninterest income	59	120	(51)	195	211	(8)
Securities (losses) gains, net	(38)	(1)	NM	(84)	12	NM
Securities losses, net – non-qualifying hedges on mortgage servicing rights	(1)	—	NM	(2)	(2)	—
Total noninterest income	$672	836	(20)	$2,031	2,326	(13)

Service charges on deposits
Service charges on deposits consisted of $105 million and $331 million of service charges on commercial deposits and $38 million and $118 million of service charges on consumer deposits for the three and nine months ended September 30, 2022, respectively. Service charges on deposits consisted of $110 million and $325 million of service charges on commercial deposits and $42 million and $120 million of service charges on consumer deposits for the three and nine months ended September 30, 2021, respectively. Service charges on deposits decreased $9 million and increased $4 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. The decrease for the three months ended September 30, 2022 was primarily driven by higher treasury management earnings credits. The increase for the nine months ended September 30, 2022 was primarily due to an increase in commercial treasury management fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Wealth and asset management revenue
Wealth and asset management revenue decreased $6 million for both the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease for the three months ended September 30, 2022 was primarily driven by a decrease in private client service fees. The decrease for the nine months ended September 30, 2022 was primarily driven by decreases in securities income and private client service fees. The Bancorp’s trust and registered investment advisory businesses had approximately $494 billion and $541 billion in total assets under care as of September 30, 2022 and 2021, respectively, and managed $52 billion and $61 billion in assets for individuals, corporations and not-for-profit organizations as of September 30, 2022 and 2021, respectively.

Commercial banking revenue
Commercial banking revenue decreased $18 million and $59 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021 primarily driven by decreases in corporate bond fees, loan syndication fees and merger and acquisition fees, partially offset by increases in contract revenue from commodity derivatives and commercial customer derivatives.

Card and processing revenue
Card and processing revenue increased $3 million and $8 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021 primarily due to an increase in credit card interchange, partially offset by increased reward costs as well as a decrease in other EFT income. The increases in credit card interchange and reward costs were driven by an increase in consumer and business card spend volumes.

Leasing business revenue
Leasing business revenue decreased $18 million and $47 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. The decreases for the three and nine months ended September 30, 2022 were primarily due to decreases in leasing business solutions revenue, partially offset by increases in lease remarketing fees. The decreases in leasing business solutions revenue were related to the disposition of LaSalle Solutions during the second quarter of 2022. The decrease for the nine months ended September 30, 2022 also included a decrease in lease syndication fees.

Mortgage banking net revenue
Mortgage banking net revenue decreased $17 million and $83 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021.

The following table presents the components of mortgage banking net revenue:

TABLE 8: Components of Mortgage Banking Net Revenue
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Origination fees and gains on loan sales	$24	78	73	248
Net mortgage servicing revenue:
Gross mortgage servicing fees	81	63	230	181
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(36)	(55)	(151)	(194)
Net mortgage servicing revenue	45	8	79	(13)
Total mortgage banking net revenue	$69	86	152	235

Origination fees and gains on loan sales decreased $54 million and $175 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021 primarily driven by decreases in gain on sale margins and lower volume as well as the impact of gains recognized during the three and nine months ended September 30, 2021 from sales of forbearance loans that were repurchased from GNMA. Residential mortgage loan originations decreased to $4.0 billion and $11.7 billion for the three and nine months ended September 30, 2022, respectively, from $5.0 billion and $14.7 billion for the three and nine months ended September 30, 2021, respectively, due to the impact of higher market interest rates on refinance activity.

Net mortgage servicing revenue increased $37 million and $92 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021 primarily due to increases in gross mortgage servicing fees and decreases in net negative valuation adjustments. Refer to Table 9 for the components of net valuation adjustments on the MSR portfolio and the impact of the Bancorp’s non-qualifying hedging strategy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 9: Components of Net Valuation Adjustments on MSRs
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(84)	(11)	(368)	(99)
Changes in fair value:
Due to changes in inputs or assumptions(a)	83	20	358	123
Other changes in fair value(b)	(35)	(64)	(141)	(218)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(36)	(55)	(151)	(194)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

The Bancorp recognized income of $48 million and $217 million for three and nine months ended September 30, 2022, respectively, and losses of $44 million and $95 million for the three and nine months ended September 30, 2021, respectively, in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The valuation adjustments on the MSR portfolio included increases of $83 million and $358 million for the three and nine months ended September 30, 2022, respectively, and increases of $20 million and $123 million for the three and nine months ended September 30, 2021, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. Mortgage rates increased during the three and nine months ended September 30, 2022, which resulted in a reduction to modeled prepayment speeds and a widening of the spread between mortgage rates and swap rates. There was also a decrease in the modeled OAS assumptions for the three months ended September 30, 2022 and an increase in the modeled OAS assumptions for the nine months ended September 30, 2022. The fair value of the MSR portfolio decreased $35 million and $141 million for the three and nine months ended September 30, 2022, respectively, and decreased $64 million and $218 million for the three and nine months ended September 30, 2021, respectively, as a result of contractual principal payments and actual prepayment activity.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net losses of $1 million and $2 million during the three and nine months ended September 30, 2022, respectively, compared to net losses of an immaterial amount and $2 million during the three and nine months ended September 30, 2021, respectively, recorded in securities losses, net – non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced as of September 30, 2022 and 2021 were $120.3 billion and $92.7 billion, respectively, with $102.7 billion and $77.9 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income
The following table presents the components of other noninterest income:

TABLE 10: Components of Other Noninterest Income
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Private equity investment income	$14	22	55	41
BOLI income	15	16	48	46
Cardholder fees	14	13	41	38
Banking center income	6	6	18	17
Equity method investment income	4	3	17	24
Consumer loan fees	5	4	15	13
Gains on contract sales	1	61	2	62
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(17)	(17)	(46)	(67)
(Losses) gains on sale of businesses	(1)	—	(7)	1
Other, net	18	12	52	36
Total other noninterest income	$59	120	195	211

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other noninterest income decreased $61 million and $16 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, primarily due to a decrease in gains on contract sales. The decrease for the nine months ended September 30, 2022 was partially offset by a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and an increase in private equity investment income.
Gains on contract sales for the three and nine months ended September 30, 2021 primarily included the recognition of a $60 million gain on the sale of the Bancorp’s HSA deposit portfolio, which was completed in the third quarter of 2021. The Bancorp recognized negative valuation adjustments of $46 million related to the Visa total return swap during the nine months ended September 30, 2022 compared to negative valuation adjustments of $67 million during the nine months ended September 30, 2021. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 22 of the Notes to Condensed Consolidated Financial Statements. Private equity investment income increased $14 million for the nine months ended September 30, 2022 compared to the same period in the prior year primarily driven by gains recognized on certain private equity investments.

Noninterest Expense
Noninterest expense decreased $5 million and $40 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year.

The following table presents the components of noninterest expense:

TABLE 11: Components of Noninterest Expense
	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Compensation and benefits	$605	627	(4)	$1,900	1,971	(4)
Technology and communications	106	98	8	306	285	7
Net occupancy expense	74	79	(6)	225	235	(4)
Equipment expense	36	34	6	108	102	6
Leasing business expense	33	33	—	95	102	(7)
Marketing expense	35	29	21	87	72	21
Card and processing expense	21	19	11	59	70	(16)
Other noninterest expense	257	253	2	721	704	2
Total noninterest expense	$1,167	1,172	—	$3,501	3,541	(1)
Efficiency ratio on an FTE basis(a)	53.7%	57.8		57.6%	59.9
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense decreased $22 million and $71 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by decreases in non-qualified deferred compensation expense and performance-based compensation, partially offset by the additional personnel costs of an acquired business as well as the impact of raising the Bancorp’s minimum wage in the third quarter of 2022. The decrease for the nine months ended September 30, 2022 was partially offset by the impact of a special broad-based compensation bonus granted in the first quarter of 2022. Full-time equivalent employees totaled 19,187 at September 30, 2022 compared to 19,171 at September 30, 2021.

Technology and communications expense increased $8 million and $21 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increased investment in strategic initiatives and technology. Marketing expense increased $6 million and $15 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily due to an increase in account acquisition programs. The increase for the nine months ended September 30, 2022 was also driven by increased advertising.

Card and processing expense decreased $11 million for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to contract renegotiations with a third-party vendor.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the components of other noninterest expense:

TABLE 12: Components of Other Noninterest Expense
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Loan and lease	$40	54	127	158
FDIC insurance and other taxes	37	29	101	87
Losses and adjustments	26	19	62	49
Data processing	21	19	61	60
Travel	15	12	45	22
Professional service fees	16	14	42	46
Intangible amortization	12	11	34	32
Postal and courier	10	9	30	28
Other, net	80	86	219	222
Total other noninterest expense	$257	253	721	704

Other noninterest expense increased $4 million and $17 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily due to increases in FDIC insurance and other taxes and losses and adjustments, partially offset by a decrease in loan and lease expense. The increase for the nine months ended September 30, 2022 also included an increase in travel expense.

FDIC insurance and other taxes increased $8 million and $14 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily as a result of an increase in the FDIC insurance assessment rate. Losses and adjustments increased $7 million and $13 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2022 was primarily due to increases in operational losses and legal settlements. The increase for the nine months ended September 30, 2022 was primarily due to a reduction in the net benefit from changes in credit valuation adjustments on customer accommodation derivatives and an increase in operational losses, partially offset by a decrease in legal settlements. Travel expense increased $23 million for the nine months ended September 30, 2022 compared to the same period in the prior year due to an increase in travel as a result of the gradual cessation of travel restrictions related to the COVID-19 pandemic.

Loan and lease expense decreased $14 million and $31 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by a decrease in loan servicing expenses related to the Bancorp’s sales of certain government-guaranteed residential mortgage loans that were previously in forbearance programs and serviced by a third party.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 13: Applicable Income Taxes
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Income before income taxes	$845	895	2,179	2,689
Applicable income tax expense	192	191	470	582
Effective tax rate	22.7%	21.3	21.6	21.6

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

The effective tax rate increased to 22.7% for the three months ended September 30, 2022 compared to 21.3% for the same period in the prior year primarily related to a decrease in excess tax benefits related to share-based compensation and an increase in the amount of nondeductible expenses. The effective tax rate was 21.6% for both the nine months ended September 30, 2022 and 2021.

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

TABLE 14: Components of Total Loans and Leases (including loans and leases held for sale)
	September 30, 2022		December 31, 2021
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans(a)	$56,505	46%	$51,666	44%
Commercial mortgage loans	10,947	9	10,329	9
Commercial construction loans	5,573	5	5,241	4
Commercial leases	2,822	2	3,053	3
Total commercial loans and leases	$75,847	62	$70,289	60
Consumer loans:
Residential mortgage loans	19,471	16	20,791	18
Home equity	4,000	3	4,084	4
Indirect secured consumer loans	16,646	14	16,783	14
Credit card	1,770	2	1,766	2
Other consumer loans	4,205	3	2,752	2
Total consumer loans	$46,092	38	$46,176	40
Total loans and leases	$121,939	100%	$116,465	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$119,999		$112,050
(a)Includes $210 million and $1.3 billion as of September 30, 2022 and December 31, 2021, respectively, related to the SBA’s Paycheck Protection Program.

Total loans and leases, including loans and leases held for sale, increased $5.5 billion, or 5%, from December 31, 2021 primarily as a result of a $5.6 billion, or 8%, increase in commercial loans and leases.

Commercial loans and leases increased $5.6 billion from December 31, 2021 due to increases in commercial and industrial loans, commercial mortgage loans and commercial construction loans, partially offset by a decrease in commercial leases. Commercial and industrial loans increased $4.8 billion, or 9%, from December 31, 2021 primarily as a result of increased revolving line of credit utilization and stronger production, partially offset by PPP loan forgiveness and paydowns. Commercial mortgage loans increased $618 million, or 6%, from December 31, 2021 as loan originations exceeded payoffs. Commercial construction loans increased $332 million, or 6%, from December 31, 2021 as draws on existing commitments and loan originations exceeded payoffs. Commercial leases decreased $231 million, or 8%, from December 31, 2021 primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Consumer loans decreased $84 million from December 31, 2021 primarily due to decreases in residential mortgage loans, indirect secured consumer loans and home equity, partially offset by an increase in other consumer loans. Residential mortgage loans decreased $1.3 billion, or 6%, from December 31, 2021 primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Indirect secured consumer loans decreased $137 million, or 1%, from December 31, 2021 primarily driven by indirect automobile payoffs exceeding loan production, partially offset by increased loan production in non-automobile indirect loans. Home equity decreased $84 million, or 2%, from December 31, 2021 as payoffs exceeded loan originations and new advances. Other consumer loans increased $1.5 billion, or 53%, from December 31, 2021 primarily driven by the impacts of a business acquisition completed in the second quarter of 2022, including loans acquired in addition to post-acquisition loan originations exceeding payoffs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 15: Components of Average Loans and Leases (including average loans and leases held for sale)
	September 30, 2022		September 30, 2021
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$56,648	46%	$47,774	42%
Commercial mortgage loans	10,751	9	10,339	9
Commercial construction loans	5,557	5	5,729	5
Commercial leases	2,793	2	3,158	3
Total commercial loans and leases	$75,749	62	$67,000	59
Consumer loans:
Residential mortgage loans	19,870	16	21,750	19
Home equity	3,956	3	4,409	4
Indirect secured consumer loans	16,750	14	15,590	14
Credit card	1,756	2	1,748	1
Other consumer loans	3,819	3	3,031	3
Total consumer loans	$46,151	38	$46,528	41
Total average loans and leases	$121,900	100%	$113,528	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$119,644		$107,970

Average loans and leases, including average loans and leases held for sale, increased $8.4 billion, or 7%, for the three months ended September 30, 2022 compared to the same period in the prior year as a result of a $8.7 billion, or 13%, increase in average commercial loans and leases, partially offset by a $377 million, or 1%, decrease in average consumer loans.

Average commercial loans and leases increased $8.7 billion for the three months ended September 30, 2022 compared to the same period in the prior year due to increases in average commercial and industrial loans and average commercial mortgage loans, partially offset by decreases in average commercial leases and average commercial construction loans. Average commercial and industrial loans increased $8.9 billion, or 19%, for the three months ended September 30, 2022 compared to the same period in the prior year primarily driven by increased revolving line of credit utilization and increased production, partially offset by PPP loan forgiveness and paydowns. Average commercial mortgage loans increased $412 million, or 4%, for the three months ended September 30, 2022 compared to the same period in the prior year as loan originations exceeded payoffs. Average commercial leases decreased $365 million, or 12%, for the three months ended September 30, 2022 compared to the same period in the prior year primarily as a result of a planned reduction in indirect non-relationship-based lease originations. Average commercial construction loans decreased $172 million, or 3%, for the three months ended September 30, 2022 compared to the same period in the prior year as payoffs exceeded draws on existing commitments and loan originations.

Average consumer loans decreased $377 million for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to decreases in average residential mortgage loans and average home equity, partially offset by increases in average indirect secured consumer loans and average other consumer loans. Average residential mortgage loans decreased $1.9 billion, or 9%, for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average home equity decreased $453 million, or 10%, for the three months ended September 30, 2022 compared to the same period in the prior year as payoffs exceeded loan originations and new advances. Average indirect secured consumer loans increased $1.2 billion, or 7%, for the three months ended September 30, 2022 compared to the same period in the prior year primarily driven by higher demand and other favorable market conditions from September 30, 2021, which contributed to increased loan production. Average other consumer loans increased $788 million, or 26%, for the three months ended September 30, 2022 compared to the same period in the prior year primarily driven by the impacts of a business acquisition completed in the second quarter of 2022, including loans acquired in addition to post-acquisition loan originations exceeding payoffs.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $52.0 billion and $39.0 billion at September 30, 2022 and December 31, 2021, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 5.5 at September 30, 2022 compared to 4.8 at December 31, 2021.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At September 30, 2022, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt and other securities at both September 30, 2022 and December 31, 2021.

During the three and nine months ended September 30, 2021, the Bancorp recognized $12 million and $19 million, respectively, of impairment losses on its available-for-sale debt and other securities, included in securities (losses) gains, net, in the Condensed Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions that the Bancorp intended to sell prior to recovery of their amortized cost bases. The Bancorp did not consider these losses to be credit-related.

At both September 30, 2022 and December 31, 2021, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during both the three and nine months ended September 30, 2022 and 2021.

The following table summarizes the end of period components of investment securities:

TABLE 16: Components of Investment Securities
As of ($ in millions)	September 30, 2022	December 31, 2021
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$2,581	85
Obligations of states and political subdivisions securities	18	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	12,573	8,432
Agency commercial mortgage-backed securities	29,440	18,236
Non-agency commercial mortgage-backed securities	5,256	4,364
Asset-backed securities and other debt securities	6,630	5,287
Other securities(a)	874	519
Total available-for-sale debt and other securities	$57,372	36,941
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$3	6
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$5	8
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$82	84
Obligations of states and political subdivisions securities	36	32
Agency residential mortgage-backed securities	7	105
Asset-backed securities and other debt securities	289	291
Total trading debt securities	$414	512
Total equity securities (fair value)	$315	376
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities increased $20.4 billion from December 31, 2021 as a result of the deployment of excess short-term investments into longer duration assets in the investment portfolio during the nine months ended September 30, 2022.

On an amortized cost basis, available-for-sale debt and other securities were 31% and 20% of total interest-earning assets at September 30, 2022 and December 31, 2021, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 7.1 years at September 30, 2022 compared to 6.6 years at December 31, 2021. In addition, at September 30, 2022, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 2.88% compared to 2.77% at December 31, 2021.

Information presented in Table 17 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $6.1 billion at September 30, 2022 compared to net unrealized gains of $1.2 billion at December 31, 2021. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Characteristics of Available-for-Sale Debt and Other Securities
As of September 30, 2022 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life after one year through five years	$975	902	3.9	2.14%
Average life after five years through ten years	1,606	1,475	6.0	2.51
Total	$2,581	2,377	5.2	2.37%
Obligations of states and political subdivisions securities:
Average life within one year	17	17	0.4	1.80
Average life after ten years	1	1	14.1	7.00
Total	$18	18	1.2	2.11%
Agency residential mortgage-backed securities:
Average life within one year	43	42	0.6	2.16
Average life after one year through five years	979	913	3.6	2.77
Average life after five years through ten years	10,451	9,364	8.2	3.07
Average life after ten years	1,100	913	12.0	2.88
Total	$12,573	11,232	8.1	3.03%
Agency commercial mortgage-backed securities:(a)
Average life within one year	108	108	0.5	4.99
Average life after one year through five years	7,247	6,723	3.6	2.83
Average life after five years through ten years	15,579	13,678	7.5	2.80
Average life after ten years	6,506	5,380	12.8	2.77
Total	$29,440	25,889	7.7	2.81%
Non-agency commercial mortgage-backed securities:
Average life within one year	97	95	0.9	3.08
Average life after one year through five years	3,052	2,867	3.0	3.22
Average life after five years through ten years	2,107	1,746	8.6	2.75
Total	$5,256	4,708	5.2	3.03%
Asset-backed securities and other debt securities:
Average life within one year	354	331	0.7	2.79
Average life after one year through five years	3,599	3,368	3.1	2.99
Average life after five years through ten years	2,515	2,334	6.8	3.08
Average life after ten years	162	158	11.0	3.74
Total	$6,630	6,191	4.5	3.03%
Other securities	874	874
Total available-for-sale debt and other securities	$57,372	51,289	7.1	2.88%
(a)Taxable-equivalent yield adjustments included in the above table are 0.10% and 0.02% for securities with an average life greater than 10 years and in total, respectively.

Other Short-Term Investments
Other short-term investments primarily include overnight interest-earning investments, including reserves held at the FRB. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $6.6 billion and $34.6 billion at September 30, 2022 and December 31, 2021, respectively. The decrease of $28.0 billion from December 31, 2021 was primarily attributable to purchases of investment securities, a decline in core deposit balances and loan growth during the nine months ended September 30, 2022.

Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 76% and 79% of the Bancorp’s average asset funding base for the three months ended September 30, 2022 and 2021, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the end of period components of deposits:

TABLE 18: Components of Deposits
	September 30, 2022		December 31, 2021
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$57,601	36%	$65,088	38%
Interest checking	46,985	29	48,870	29
Savings	23,771	15	22,227	13
Money market	28,707	18	30,263	18
Foreign office	185	—	121	—
Total transaction deposits	$157,249	98	$166,569	98
CDs $250,000 or less	2,007	1	2,486	2
Total core deposits	$159,256	99	$169,055	100
CDs over $250,000(a)	2,396	1	269	—
Total deposits	$161,652	100%	$169,324	100%
(a)Includes retail brokered certificates of deposit.

Core deposits decreased $9.8 billion, or 6%, from December 31, 2021 primarily due to decreases in demand deposits, interest checking deposits, money market deposits and CDs $250,000 or less, partially offset by an increase in savings deposits. Demand deposits decreased $7.5 billion, or 12%, from December 31, 2021 primarily as a result of lower balances per commercial customer account and balance migration into interest checking deposits, partially offset by consumer balance growth. Interest checking deposits decreased $1.9 billion, or 4% from December 31, 2021 primarily as a result of lower balances per customer account, partially offset by balance migration from demand deposits and money market deposits. Money market deposits decreased $1.6 billion, or 5%, from December 31, 2021 primarily as a result of lower balances per commercial customer account and balance migration into interest checking deposits, partially offset by higher balances per consumer customer account. The decreases in demand deposits, interest checking deposits and money market deposits also reflected the impact of the deliberate runoff during the second quarter of 2022 of higher cost commercial deposits. CDs $250,000 or less decreased $479 million, or 19%, from December 31, 2021 primarily due to lower offering rates. Savings deposits increased $1.5 billion, or 7%, from December 31, 2021 primarily as a result of consumer balance growth.

CDs over $250,000 increased $2.1 billion from December 31, 2021 primarily due to an increase in retail brokered certificates of deposit issued.

The following table presents the components of average deposits for the three months ended:

TABLE 19: Components of Average Deposits
	September 30, 2022		September 30, 2021
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$59,535	37%	$62,626	38%
Interest checking	42,574	27	45,128	28
Savings	23,814	15	20,941	13
Money market	29,066	18	30,514	19
Foreign office	206	—	195	—
Total transaction deposits	$155,195	97	$159,404	98
CDs $250,000 or less	2,048	1	2,937	2
Total core deposits	$157,243	98	$162,341	100
CDs over $250,000(a)	2,226	2	306	—
Total average deposits	$159,469	100%	$162,647	100%
(a)Includes retail brokered certificates of deposit.

On an average basis, core deposits decreased $5.1 billion, or 3%, for the three months ended September 30, 2022 compared to the same period in the prior year primarily driven by decreases in average demand deposits, average interest checking deposits, average money market deposits and average CDs $250,000 or less, partially offset by an increase in average savings deposits. Average demand deposits decreased $3.1 billion, or 5%, for the three months ended September 30, 2022 compared to the same period in the prior year primarily as a result of lower average balances per commercial customer account and balance migration into interest checking deposits, partially offset by higher average balances per consumer customer account. Average interest checking deposits decreased $2.6 billion, or 6%, for the three months ended September 30, 2022 compared to the same period in the prior year primarily as a result of lower average balances per commercial customer account, partially offset by balance migration from demand deposits and money market deposits. Average money market deposits decreased $1.4 billion, or 5%, for the three months ended September 30, 2022 compared to the same period in the prior year primarily as a result of lower average balances per commercial customer account and balance migration into interest checking deposits, partially offset by

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
higher average balances per consumer customer account. The decreases in average demand deposits, average interest checking deposits and average money market deposits also reflected the impact of the deliberate runoff during the second quarter of 2022 of higher cost commercial deposits. Average CDs $250,000 or less decreased $889 million, or 30%, for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to lower offering rates. Average savings deposits increased $2.9 billion, or 14%, for the three months ended September 30, 2022 compared to the same period in the prior year primarily as a result of consumer balance growth.

Average CDs over $250,000 increased $1.9 billion for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to an increase in retail brokered certificates of deposit issued.

Contractual maturities
The contractual maturities of CDs as of September 30, 2022 are summarized in the following table:

TABLE 20: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$4,061
13-24 months	178
25-36 months	84
37-48 months	63
49-60 months	13
After 60 months	4
Total CDs	$4,403
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all FDIC requirements are met. All deposits that an account holder has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of September 30, 2022 and December 31, 2021, approximately $64.9 billion and $80.2 billion, respectively, of the Bancorp’s domestic deposits were uninsured. At September 30, 2022 and December 31, 2021, approximately $425 million and $468 million, respectively, of the Bancorp’s time deposits were not fully insured. The estimated uninsured portions of those time deposits were $183 million and $236 million at September 30, 2022 and December 31, 2021, respectively. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 17% and 12% for the three months ended September 30, 2022 and 2021, respectively.

The following table summarizes the end of period components of borrowings:

TABLE 21: Components of Borrowings
As of ($ in millions)	September 30, 2022	December 31, 2021
Federal funds purchased	$212	281
Other short-term borrowings	6,378	980
Long-term debt	11,712	11,821
Total borrowings	$18,302	13,082

Total borrowings increased $5.2 billion, or 40%, from December 31, 2021 primarily due to increases in other short-term borrowings, partially offset by a decrease in long-term debt. Other short-term borrowings increased $5.4 billion from December 31, 2021 primarily due to increased funding needs resulting from an increase in investment securities, loan growth and a decline in core deposit balances. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements. Long-term debt decreased $109 million from December 31, 2021 primarily driven by the early redemptions under the par call options of $1.5 billion of notes, $493 million of fair value adjustments associated with interest rate swaps hedging long-term debt and $141 million of paydowns on long-term debt associated with automobile loan securitizations during the nine months ended September 30, 2022. These decreases were partially offset by the issuances of senior fixed-rate/floating-rate notes in April and July of 2022 totaling $2.0 billion. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
about these issuances. For further information on a subsequent event related to long-term debt, refer to Note 24 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes components of average borrowings for the three months ended:

TABLE 22: Components of Average Borrowings
($ in millions)	September 30, 2022	September 30, 2021
Federal funds purchased	$607	348
Other short-term borrowings	7,436	1,122
Long-term debt	11,796	12,057
Total average borrowings	$19,839	13,527

Total average borrowings increased $6.3 billion, or 47%, for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to increases in average other short-term borrowings and average federal funds purchased, partially offset by a decrease in average long-term debt. Average other short-term borrowings and average federal funds purchased increased $6.3 billion and $259 million, respectively, for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to increased funding needs resulting from an increase in investment securities, loan growth and a decline in core deposit balances. Average long-term debt decreased $261 million for the three months ended September 30, 2022 compared to the same period in the prior year primarily driven by the early redemptions under the par call options of $1.5 billion of notes, $507 million of fair value adjustments associated with interest rate swaps hedging long-term debt and $200 million of paydowns on long-term debt associated with automobile loan securitizations since September 30, 2021. The decrease in average long-term debt was partially offset by the issuances of senior fixed-rate/floating-rate notes in November of 2021, April of 2022 and July of 2022 of $500 million, $1.0 billion and $1.0 billion, respectively. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
BUSINESS SEGMENT REVIEW
During the third quarter of 2022, the Bancorp reorganized its management reporting structure and now reports on three business segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management. Additional information on each business segment is included in Note 23 of the Notes to Condensed Consolidated Financial Statements. Prior period results have been adjusted to conform to the new segment presentation. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices and businesses change.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets decreased throughout 2021, but have increased since December 31, 2021 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also increased since December 31, 2021, due to higher interest rates and modified assumptions. Thus, net interest income for asset-generating business segments was negatively impacted by the rates charged on assets while deposit-providing business segments were positively impacted during the nine months ended September 30, 2022.

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

The following table summarizes net income (loss) by business segment:

TABLE 23: Net Income (Loss) by Business Segment
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Income Statement Data
Commercial Banking	$369	470	1,026	1,186
Consumer and Small Business Banking	377	93	699	161
Wealth and Asset Management	56	24	125	68
General Corporate and Other	(149)	117	(141)	692
Net income	$653	704	1,709	2,107

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 24: Commercial Banking
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Income Statement Data
Net interest income (FTE)(a)	$596	396	1,676	1,189
Provision for (benefit from) credit losses	(2)	(250)	44	(479)
Noninterest income:
Commercial banking revenue	133	151	405	462
Service charges on deposits	90	96	285	288
Leasing business revenue	60	78	179	226
Other noninterest income	15	49	123	137
Noninterest expense:
Compensation and benefits	147	152	483	475
Leasing business expense	33	33	95	102
Other noninterest expense	260	249	783	736
Income before income taxes (FTE)	456	586	1,263	1,468
Applicable income tax expense(a)(b)	87	116	237	282
Net income	$369	470	1,026	1,186
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$72,086	61,865	70,123	62,068
Demand deposits	34,503	38,439	36,930	37,607
Interest checking deposits	18,495	22,001	20,086	22,168
Savings and money market deposits	5,615	7,665	6,212	7,921
Certificates of deposit	106	112	116	118
Foreign office deposits	206	195	157	155
(a)Includes FTE adjustments of $2 for both the three months ended September 30, 2022 and 2021, and $7 and $6 for the nine months ended September 30, 2022 and 2021, respectively.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $369 million and $1.0 billion for the three and nine months ended September 30, 2022, respectively, compared to $470 million and $1.2 billion for the same periods in the prior year. The decreases for both periods were primarily driven by increases in provision for credit losses, decreases in noninterest income and increases in noninterest expense, partially offset by increases in net interest income on an FTE basis.

Net interest income on an FTE basis increased $200 million and $487 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in FTP credit rates on deposits as well as increases in yields on and average balances of commercial loans and leases. These positive impacts were partially offset by increases in FTP charges on commercial loans and leases as well as increases in rates paid on interest checking deposits and savings and money market deposits.

The benefit from credit losses was $2 million and the provision for credit losses was $44 million for the three and nine months ended September 30, 2022, respectively, compared to a benefit from credit losses of $250 million and $479 million for the three and nine months ended September 30, 2021, respectively. The benefits from credit losses for the three and nine months ended September 30, 2021 were primarily driven by decreases in commercial criticized asset levels during those periods. The increases in provision expense for the three and nine months ended September 30, 2022 compared to the same periods in the prior year were driven by increases in net charge-offs on commercial and industrial loans. Annualized net charge-offs as a percent of average portfolio loans and leases increased to 16 bps and 13 bps for the three and nine months ended September 30, 2022, respectively, compared to 1 bp and 9 bps for the same periods in the prior year.

Noninterest income decreased $76 million and $121 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by decreases in commercial banking revenue, leasing business revenue and other

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
noninterest income. Commercial banking revenue decreased $18 million and $57 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily due to decreases in corporate bond fees, loan syndication fees and merger and acquisition fees, partially offset by increases in contract revenue from commodity derivatives and commercial customer derivatives. Leasing business revenue decreased $18 million and $47 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021 primarily due to decreases in leasing business solutions revenue, partially offset by increases in lease remarketing fees. The decreases in leasing business solutions revenue were related to the disposition of LaSalle Solutions during the second quarter of 2022. The decrease for the nine months ended September 30, 2022 also included a decrease in lease syndication fees. Other noninterest income decreased $34 million and $14 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by the recognition of securities losses during the three and nine months ended September 30, 2022. The decrease for the nine months ended September 30, 2022 was partially offset by an increase in private equity investment income.

Noninterest expense increased $6 million and $48 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense. The increase for the three months ended September 30, 2022 was partially offset by a decrease in compensation and benefits. The increase for the nine months ended September 30, 2022 also included an increase in compensation and benefits, partially offset by a decrease in leasing business expense. Other noninterest expense increased $11 million and $47 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily due to increases in allocated expenses related to information technology support services and cash management services as well as increases in FDIC insurance and other taxes. The increase for the nine months ended September 30, 2022 was also driven by an increase in travel expense as well as the impact of a benefit associated with a decline in credit valuation adjustments on derivatives associated with customer accommodation contracts during the nine months ended September 30, 2021. Compensation and benefits decreased $5 million and increased $8 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2022 was primarily driven by a decrease in incentive compensation, partially offset by an increase in base compensation. The increase for the nine months ended September 30, 2022 was primarily driven by an increase in base compensation, partially offset by a decrease in incentive compensation. Leasing business expense decreased $7 million for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to a decrease in operating lease equipment depreciation.

Average commercial loans and leases increased $10.2 billion and $8.1 billion for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily due to increases in average commercial and industrial loans, partially offset by decreases in average commercial construction loans and average commercial leases. Average commercial and industrial loans increased for the three and nine months ended September 30, 2022 compared to the same periods in the prior year primarily driven by increased revolving line of credit utilization and increased production, partially offset by PPP loan forgiveness and paydowns. Average commercial construction loans decreased for the three and nine months ended September 30, 2022 compared to the same periods in the prior year as payoffs exceeded draws on existing commitments and loan originations. Average commercial leases decreased for the three and nine months ended September 30, 2022 compared to the same periods in the prior year primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average deposits decreased $9.5 billion and $4.5 billion for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily due to decreases in average interest checking deposits, average savings and money market deposits and average demand deposits. Average interest checking deposits decreased $3.5 billion and $2.1 billion, average savings and money market deposits decreased $2.1 billion and $1.7 billion and average demand deposits decreased $3.9 billion and $677 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily as a result of lower average balances per commercial customer account. The decreases in demand deposits, interest checking deposits and money market deposits also reflected the impact of the deliberate runoff during the second quarter of 2022 of higher cost commercial deposits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Consumer and Small Business Banking
Consumer and Small Business Banking provides a full range of deposit and loan products to individuals and small businesses through a network of full-service banking centers and relationships with indirect and correspondent loan originators in addition to providing products designed to meet the specific needs of small businesses, including cash management services. Consumer and Small Business Banking includes the Bancorp’s residential mortgage, home equity loans and lines of credit, credit cards, automobile and other indirect lending and other consumer lending activities. Residential mortgage activities include the origination, retention and servicing of residential mortgage loans, sales and securitizations of those loans and all associated hedging activities. Indirect lending activities include extending loans to consumers through automobile dealers, motorcycle dealers, powersport dealers, recreational vehicle dealers and marine dealers. Other consumer lending activities include home improvement and solar energy installation loans originated through a network of contractors and installers.

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 25: Consumer and Small Business Banking
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Income Statement Data
Net interest income	$833	429	1,981	1,247
Provision for credit losses	34	19	93	95
Noninterest income:
Card and processing revenue	79	78	231	232
Service charges on deposits	53	56	164	157
Wealth and asset management revenue	52	53	154	154
Mortgage banking net revenue	69	85	151	233
Other noninterest income	33	29	86	75
Noninterest expense:
Compensation and benefits	207	207	630	633
Net occupancy and equipment expense	58	58	175	177
Card and processing expense	19	18	54	68
Other noninterest expense	324	310	930	920
Income before income taxes	$477	118	885	205
Applicable income tax expense	100	25	186	44
Net income	$377	93	699	161
Average Balance Sheet Data
Consumer loans, including held for sale	$43,187	43,693	43,066	42,804
Commercial loans, including held for sale	1,868	983	1,603	861
Demand deposits	23,606	23,368	23,705	22,665
Interest checking deposits	15,111	14,692	15,418	14,467
Savings and money market deposits	43,521	41,170	43,220	40,271
Certificates of deposit	2,235	3,062	2,417	3,450
Net income was $377 million and $699 million for the three and nine months ended September 30, 2022, respectively, compared to $93 million and $161 million for the same periods in the prior year. The increases were primarily driven by increases in net interest income, partially offset by decreases in noninterest income.

Net interest income increased $404 million and $734 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily due to increases in FTP credits on deposits. The increase for the three months ended September 30, 2022 also included an increase in yields on and average balances of loans and leases. These positive impacts were partially offset by increases in FTP charge rates on loans and leases.

Provision for credit losses increased $15 million and decreased $2 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2022 compared to the same period in the prior year was primarily due to an increase in net charge-offs on indirect secured consumer loans. The decrease for the nine months ended September 30, 2022 compared to the same period in the prior year was primarily due to a decrease in net charge-offs on credit card, partially offset by an increase in net charge-offs on indirect secured consumer loans. Annualized net charge-offs as a percent of average portfolio loans and leases were 32 bps and 30 bps for the three and nine months ended September 30, 2022, respectively, compared to 21 bps and 34 bps for the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest income decreased $15 million and $65 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by decreases in mortgage banking net revenue. The decrease for the nine months ended September 30, 2022 was partially offset by increases in other noninterest income and service charges on deposits. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue. Other noninterest income increased $11 million for the nine months ended September 30, 2022 compared to the same period in the prior year. Service charges on deposits increased $7 million for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to an increase in commercial treasury management fees.

Noninterest expense increased $15 million and decreased $9 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2022 compared to the same period in the prior year was primarily driven by an increase in other noninterest expense. The decrease for the nine months ended September 30, 2022 was primarily driven by a decrease in card and processing expense, partially offset by an increase in other noninterest expense. Other noninterest expense increased $14 million and $10 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily due to increases in marketing expense, allocated expenses related to information technology support services and FDIC insurance and other taxes. These increases were partially offset by decreases in loan and lease expense primarily driven by a decrease in loan servicing expenses related to the Bancorp’s sales of certain government-guaranteed residential mortgage loans that were previously in forbearance programs and serviced by a third party. Card and processing expense decreased $14 million for the nine months ended September 30, 2022 compared to the same period in the prior year primarily driven by contract renegotiations with a third-party vendor.

Average consumer loans decreased $506 million and increased $262 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2022 was primarily due to decreases in average residential mortgage loans and average home equity, partially offset by an increase in average indirect secured consumer loans. The increase for the nine months ended September 30, 2022 was primarily due to an increase in average indirect secured consumer loans, partially offset by decreases in average residential mortgage loans and average home equity. Average indirect consumer loans increased for the three and nine months ended September 30, 2022 primarily driven by higher demand and other favorable market conditions from September 30, 2021, which contributed to increased loan production. Average residential mortgage loans decreased for the three and nine months ended September 30, 2022 primarily driven by decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average home equity decreased for the three and nine months ended September 30, 2022 as payoffs exceeded loan originations and new advances. Average commercial loans increased $885 million and $742 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in average commercial and industrial loans and average commercial mortgage loans.

Average deposits increased $2.2 billion and $3.9 billion for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in average savings and money market deposits, average demand deposits and average interest checking deposits, partially offset by decreases in average certificates of deposit. Average savings and money market deposits increased $2.4 billion and $2.9 billion, average demand deposits increased $238 million and $1.0 billion and average interest checking deposits increased $419 million and $951 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily as a result of higher balances per customer account and decreased consumer outflows, as well as growth in the number of accounts. Average certificates of deposit decreased $827 million and $1.0 billion for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily due to lower offering rates.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 26: Wealth and Asset Management
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Income Statement Data
Net interest income	$79	22	167	64
Benefit from credit losses	—	—	—	(1)
Noninterest income:
Wealth and asset management revenue	132	140	407	414
Other noninterest income	2	3	5	8
Noninterest expense:
Compensation and benefits	54	48	166	151
Other noninterest expense	88	86	255	249
Income before income taxes	$71	31	158	87
Applicable income tax expense	15	7	33	19
Net income	$56	24	125	68
Average Balance Sheet Data
Loans and leases, including held for sale	$4,512	3,909	4,383	3,810
Deposits	12,258	11,072	13,020	11,326

Net income was $56 million and $125 million for the three and nine months ended September 30, 2022, respectively, compared to $24 million and $68 million for the same periods in the prior year. The increases were primarily driven by increases in net interest income, partially offset by increases in noninterest expense and decreases in noninterest income.

Net interest income increased $57 million and $103 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in FTP credits on deposits as well as increases in yields on and average balances of loans and leases. These positive impacts were partially offset by increases in rates paid on average interest checking deposits and FTP charges on loans and leases for the three and nine months ended September 30, 2022 compared to the same periods in the prior year.

Noninterest income decreased $9 million and $10 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by decreases in wealth and asset management revenue. Wealth and asset management revenue decreased $8 million and $7 million for the three and nine months ended September 30, 2022 compared to the same periods in the prior year primarily as a result of decreases in securities income and private client service fees.

Noninterest expense increased $8 million and $21 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in compensation and benefits. Compensation and benefits increased $6 million and $15 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily as a result of increases in incentive compensation and base compensation.

Average loans and leases increased $603 million and $573 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in average commercial and industrial loans as a result of higher loan production.

Average deposits increased $1.2 billion and $1.7 billion for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in average interest checking deposits, average savings and money market deposits and average demand deposits as a result of higher average balances per customer account.

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

Net interest income on an FTE basis decreased $352 million and $865 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by increases in FTP credits on deposits allocated to the business segments as well as decreases in interest income on loans and leases. These negative impacts were partially offset by increases in the benefit related to FTP charge rates on loans and leases allocated to the business segments as well as increases in interest income on investment securities.

The provision for credit losses decreased $63 million and increased $191 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The decrease in provision expense for the three months ended September 30, 2022 compared to the same period in the prior year was primarily driven by the impact of allocations to the business segments, partially offset by factors which caused an increase in the ACL during this period including higher period-end loan and lease balances and deterioration in forecasted macroeconomic conditions. The increase in provision expense for the nine months ended September 30, 2022 compared to the same period in the prior year was primarily driven by factors which caused an increase in the ACL during this period including higher period-end loan and lease balances and deterioration in forecasted macroeconomic conditions, partially offset by the impact of allocations to the business segments.

Noninterest income decreased $66 million and $100 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by a $60 million gain on the sale of the Bancorp’s HSA deposit portfolio in the third quarter of 2021. The decrease for the nine months ended September 30, 2022 was also driven by increases in net securities losses, partially offset by a decrease in the loss recognized on the swap associated with the sale of Visa, Inc. Class B shares.

Noninterest expense decreased $36 million and $101 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily driven by decreases in compensation and benefits due to decreases in benefits expense, variable compensation and deferred compensation. The decreases also included the impact of increases in corporate overhead allocations from General Corporate and Other to the other business segments, partially offset by increases in technology and communications expense and travel expense.

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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 27: Potential Problem Portfolio Loans and Leases
As of September 30, 2022 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$1,799	1,800	2,929
Commercial mortgage loans	522	524	530
Commercial construction loans	279	279	298
Commercial leases	86	86	89
Total potential problem portfolio loans and leases	$2,686	2,689	3,846

TABLE 28: Potential Problem Portfolio Loans and Leases
As of December 31, 2021 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$1,587	1,589	2,842
Commercial mortgage loans	783	787	791
Commercial construction loans	339	339	357
Commercial leases	59	59	60
Total potential problem portfolio loans and leases	$2,768	2,774	4,050
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

Overview
Financial conditions continued to tighten in the third quarter as persistent inflation led the FOMC to aggressively increase interest rates to restore price stability and long-term treasury rates increased to their highest levels since 2010. The dramatic rise in the dollar against other global currencies is threatening global growth and adding to the inflationary pressures in other countries. Global central banks are expected to continue to aggressively increase interest rates, despite driving weaker growth, as they attempt to stabilize their currencies and offset the inflationary strain from commodities priced in dollars.

Financial market volatility remained high throughout the third quarter as investors assessed the impact of the FOMC’s aggressive rate hikes on the macroeconomic outlook. Despite having increased rates 300 basis points since December 31, 2021, FRB officials indicated that additional rate hikes were necessary as high inflation continues to persist and unemployment remains at historically low levels. The FRB pushed back against market expectations for a pivot in monetary policy, indicating that a longer period of tighter policy will be necessary to return inflation to its long-run target of 2%. With the FOMC moving monetary policy into a restrictive setting, the increase in real yields along with the inversion of the yield curve are signaling increasing risks of a recession.

The dramatic increase in household wealth since March 2020 has supported consumer demand to date. However, higher prices are threatening to erode consumer’s living standards and may result in pressures on discretionary spending as essential items consume a greater share of consumers’ income. Many businesses are also facing a more challenging environment as profit margins are pressured from higher inflation and supply chain disruptions.

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

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 29: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	September 30, 2022			December 31, 2021
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$11,464	21,386	64	11,131	22,082	82
Real estate	11,023	17,288	25	10,370	16,067	37
Financial services and insurance	9,562	20,411	—	9,196	18,562	—
Healthcare	5,700	7,971	35	5,011	7,608	6
Business services	5,477	10,049	2	5,149	9,481	23
Wholesale trade	5,432	9,910	5	4,733	9,266	6
Retail trade	4,500	9,962	19	4,053	10,001	2
Accommodation and food	4,463	7,176	10	4,354	7,089	28
Communication and information	3,586	6,898	27	2,969	6,665	24
Mining	3,569	6,231	5	2,512	5,023	16
Construction	3,179	6,185	23	2,918	6,111	6
Transportation and warehousing	2,688	4,611	2	2,774	4,628	8
Utilities	1,698	3,979	—	1,446	3,698	—
Entertainment and recreation	1,559	2,990	69	1,401	2,948	86
Other services	1,049	1,484	9	1,140	1,501	8
Public administration	350	453	1	606	856	3
Agribusiness	348	566	1	355	616	1
Other	68	69	1	89	90	1
Individuals	63	109	—	61	93	—
Total	$75,778	137,728	298	70,268	132,385	337
By Loan Size:
Less than $1 million	4%	3	15	5	3	14
$1 million to $5 million	7	6	10	8	6	14
$5 million to $10 million	5	5	15	6	5	8
$10 million to $25 million	15	13	47	15	14	42
$25 million to $50 million	23	23	13	24	24	22
Greater than $50 million	46	50	—	42	48	—
Total	100%	100	100	100	100	100
By State:
Illinois	10%	9	31	11	9	29
Ohio	9	11	9	10	12	4
California	9	8	2	8	8	2
Texas	9	9	13	8	8	6
Florida	7	7	7	8	7	2
Michigan	5	5	9	6	5	9
Georgia	4	4	1	3	4	8
Indiana	3	3	1	3	4	2
Tennessee	3	3	2	3	3	3
North Carolina	3	2	2	2	2	1
Kentucky	2	2	1	2	2	1
South Carolina	2	2	—	2	1	—
Other	34	35	22	34	35	33
Total	100%	100	100	100	100	100

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

TABLE 30: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of September 30, 2022 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$168	538	3,330
Commercial mortgage nonowner-occupied loans	11	91	4,583
Total	$179	629	7,913

TABLE 31: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2021 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$166	416	3,164
Commercial mortgage nonowner-occupied loans	46	120	4,197
Total	$212	536	7,361

The Bancorp views nonowner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 32: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of September 30, 2022 ($ in millions)					For the three months ended September 30, 2022	For the nine months ended September 30, 2022
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Illinois	$1,510	1,709	—	24	—	—
Florida	1,168	1,902	—	—	—	—
Ohio	1,076	1,465	—	—	—	—
Michigan	868	1,146	—	—	—	—
Texas	822	1,357	—	—	—	—
North Carolina	364	570	—	1	—	—
Indiana	318	532	—	—	—	—
All other states	4,469	6,807	—	—	—	3
Total	$10,595	15,488	—	25	—	3
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 33: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of September 30, 2021 ($ in millions)					For the three months ended September 30, 2021	For the nine months ended September 30, 2021
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs	Net (Recoveries) Charge-offs
By State:
Illinois	$1,793	2,019	—	21	—	—
Florida	1,221	1,826	—	—	—	—
Ohio	1,084	1,521	—	—	—	—
Michigan	787	957	—	—	—	—
Texas	707	1,169	—	—	—	—
North Carolina	323	451	—	2	—	—
Indiana	330	546	—	—	—	—
All other states	4,006	5,688	—	4	(1)	(2)
Total	$10,251	14,177	—	27	(1)	(2)
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

The Bancorp continues to ensure that underwriting standards and guidelines adequately account for the broader economic conditions that the consumer portfolio faces in a rising-rate environment. Guidelines are designed to ensure that the various consumer products fall within the Bancorp’s risk appetite. These guidelines will be monitored and adjusted as deemed appropriate in response to the prevailing economic conditions while remaining within the Bancorp’s risk tolerance limits.

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

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $502 million of ARM loans will have rate resets during the next twelve months. Of these resets, 95% are expected to experience an increase in rate, with an average increase of approximately 1.92%. Underlying characteristics of these borrowers are relatively strong with a weighted average origination DTI of 35% and weighted average origination LTV of 73%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 34: Residential Mortgage Portfolio Loans by LTV at Origination
	September 30, 2022		December 31, 2021
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$12,447	61.8%	$12,207	62.5%
LTV > 80%, with mortgage insurance(a)	2,795	94.6	2,227	94.9
LTV > 80%, no mortgage insurance	2,358	91.1	1,963	90.8
Total	$17,600	71.1%	$16,397	70.9%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 35: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of September 30, 2022 ($ in millions)				For the three months ended September 30, 2022	For the nine months ended September 30, 2022
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs	Net (Recoveries) Charge-offs
By State:
Ohio	$532	—	10	—	—
Illinois	477	1	5	—	—
Florida	392	—	3	—	(1)
Michigan	173	—	1	—	—
Indiana	167	—	2	—	—
North Carolina	166	—	—	—	—
Kentucky	128	—	1	—	—
All other states	323	—	6	—	—
Total	$2,358	1	28	—	(1)

TABLE 36: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of September 30, 2021 ($ in millions)				For the three months ended September 30, 2021	For the nine months ended September 30, 2021
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs	Net (Recoveries) Charge-offs
By State:
Ohio	$452	5	4	—	(1)
Illinois	395	3	2	—	—
Florida	295	2	1	—	—
Michigan	151	1	—	—	—
Indiana	134	1	—	—	—
North Carolina	136	—	—	—	—
Kentucky	98	1	—	—	—
All other states	281	2	2	—	—
Total	$1,942	15	9	—	(1)

Home equity portfolio
The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 40% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 16% of the balances mature before 2025.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 38 and Table 39. Of the total $4.0 billion of outstanding home equity loans:
•79% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Illinois, Indiana and Kentucky as of September 30, 2022;
•41% are in senior lien positions and 59% are in junior lien positions at September 30, 2022;
•79% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended September 30, 2022; and
•The portfolio had a weighted average refreshed FICO score of 751 at September 30, 2022.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 37: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	September 30, 2022		December 31, 2021
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$126	3%	$143	3%
FICO 660-719	211	6	228	6
FICO ≥ 720	1,286	32	1,333	33
Total senior liens	$1,623	41	1,704	42
Junior Liens:
FICO ≤ 659	216	5	245	6
FICO 660-719	413	10	430	10
FICO ≥ 720	1,748	44	1,705	42
Total junior liens	$2,377	59	2,380	58
Total	$4,000	100%	$4,084	100%

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

TABLE 38: Home Equity Portfolio Loans Outstanding by LTV at Origination
	September 30, 2022		December 31, 2021
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,423	52.4%	$1,485	53.5%
LTV > 80%	200	88.7	219	88.8
Total senior liens	$1,623	57.1	1,704	58.3
Junior Liens:
LTV ≤ 80%	1,559	65.8	1,479	66.4
LTV > 80%	818	89.3	901	89.7
Total junior liens	$2,377	74.6	2,380	76.0
Total	$4,000	67.3%	$4,084	68.4%

The following tables provide an analysis of home equity portfolio loans outstanding by state with a LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 39: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of September 30, 2022 ($ in millions)					For the three months ended September 30, 2022	For the nine months ended September 30, 2022
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs	Net (Recoveries) Charge-offs
By State:
Ohio	$318	865	—	8	—	(1)
Illinois	168	370	1	4	—	(1)
Michigan	163	441	—	3	(1)	(1)
Indiana	98	259	—	2	—	—
Kentucky	84	220	—	1	—	—
Florida	75	185	—	2	—	—
All other states	112	293	—	3	—	—
Total	$1,018	2,633	1	23	(1)	(3)

TABLE 40: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of September 30, 2021 ($ in millions)					For the three months ended September 30, 2021	For the nine months ended September 30, 2021
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs	Net (Recoveries) Charge-offs
By State:
Ohio	$382	941	—	8	—	—
Michigan	208	495	—	4	—	(1)
Illinois	198	397	1	5	(1)	(1)
Indiana	117	270	—	3	—	—
Kentucky	97	236	—	2	—	—
Florida	84	178	—	1	—	—
All other states	133	290	—	4	—	(1)
Total	$1,219	2,807	1	27	(1)	(3)

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $14.3 billion of automobile loans and $2.3 billion of indirect motorcycle, powersport, recreational vehicle and marine loans as of September 30, 2022. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 41: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2022		December 31, 2021
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$258	1%	$312	2%
FICO 660-719	3,612	22	3,745	22
FICO ≥ 720	12,776	77	12,726	76
Total	$16,646	100%	$16,783	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 42: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	September 30, 2022		December 31, 2021
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$12,186	79.5%	$12,327	79.5%
LTV > 100%	4,460	110.6	4,456	111.1
Total	$16,646	87.8%	$16,783	88.1%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV greater than 100% at origination:

TABLE 43: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100% at Origination
As of ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Three Months Ended	Net Charge-offs for the Nine Months Ended
September 30, 2022	$4,460	7	9	6	14
September 30, 2021	4,316	5	22	—	7

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both September 30, 2022 and December 31, 2021. At both September 30, 2022 and December 31, 2021, 72% of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination as of:

TABLE 44: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2022		December 31, 2021
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$79	4%	$82	5%
FICO 660-719	508	29	518	29
FICO ≥ 720	1,183	67	1,166	66
Total	$1,770	100%	$1,766	100%

Other consumer portfolio loans
Other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network, home improvement and solar energy installation loans originated through a network of contractors and installers, and point-of-sale loans originated or purchased in connection with third-party companies. The Bancorp had $157 million in unfunded commitments associated with loans originated in connection with third-party companies as of September 30, 2022. The Bancorp closely monitors the credit performance of point-of-sale loans. Loans originated in connection with one third-party company are impacted by certain credit loss protection coverage provided by that company. The Bancorp discontinued origination of new loans with this third-party company in September 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 45: Other Consumer Portfolio Loans Outstanding by Product Type
	September 30, 2022		December 31, 2021
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Third-party point-of-sale	$1,378	33%	$1,464	53%
Point-of-sale	1,350	32	—	—
Other secured	951	23	797	29
Unsecured	526	12	491	18
Total	$4,205	100%	$2,752	100%

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

Nonperforming assets were $546 million at September 30, 2022 compared to $542 million at December 31, 2021. At September 30, 2022, an immaterial amount of nonaccrual loans were held for sale, compared to $15 million at December 31, 2021.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.46% and 0.47% at September 30, 2022 and December 31, 2021, respectively. Nonaccrual loans and leases secured by real estate were 44% of nonaccrual loans and leases as of September 30, 2022 compared to 33% as of December 31, 2021.

Portfolio commercial nonaccrual loans and leases were $298 million at September 30, 2022, a decrease of $39 million from December 31, 2021. Portfolio consumer nonaccrual loans were $224 million at September 30, 2022, an increase of $63 million from December 31, 2021. Refer to Table 47 for a rollforward of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $24 million and $29 million at September 30, 2022 and December 31, 2021, respectively. The Bancorp recognized an immaterial amount of losses on the transfer, sale or write-down of OREO properties for both the three and nine months ended September 30, 2022. The Bancorp recognized an immaterial amount and $6 million in losses on the transfer, sale or write-down of OREO properties for the three and nine months ended September 30, 2021, respectively.

For the three and nine months ended September 30, 2022, approximately $9 million and $24 million, respectively, of interest income would have been recognized if the nonaccrual and restructured loans and leases on nonaccrual status had been current in accordance with their contractual terms compared to $6 million and $24 million in the same periods in the prior year. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 46: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	September 30, 2022	December 31, 2021
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$111	116
Commercial mortgage loans	10	42
Commercial construction loans	—	6
Commercial leases	2	4
Residential mortgage loans(c)	49	10
Home equity	43	47
Indirect secured consumer loans	4	5
Other consumer loans	3	1
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	143	163
Commercial mortgage loans	30	6
Commercial construction loans	2	—
Residential mortgage loans(c)	66	23
Home equity	25	30
Indirect secured consumer loans	11	22
Credit card	23	23
Total nonaccrual portfolio loans and leases(b)	$522	498
OREO and other repossessed property	24	29
Total nonperforming portfolio loans and leases and OREO	$546	527
Nonaccrual loans held for sale	—	15
Total nonperforming assets	$546	542
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$16	17
Commercial mortgage loans	—	1
Commercial construction loans	—	1
Commercial leases	10	—
Residential mortgage loans(a)(c)	7	72
Home equity	1	1
Indirect secured consumer loans	10	9
Credit card	14	15
Other consumer loans	1	1
Total portfolio loans and leases 90 days past due and still accruing	$59	117
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.46%	0.47
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.44	0.44
ACL as a percent of nonperforming portfolio loans and leases	440	416
ACL as a percent of nonperforming portfolio assets	420	394
(a)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $235 as of September 30, 2022 and $349 as of December 31, 2021. The Bancorp recognized losses of an immaterial amount and $1 for the three months ended September 30, 2022 and 2021, respectively, and $2 for both the nine months ended September 30, 2022 and 2021, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Includes $14 and $26 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of September 30, 2022 and December 31, 2021, respectively, of which $8 and $11 are restructured nonaccrual government insured commercial loans as of September 30, 2022 and December 31, 2021, respectively.
(c)During the first quarter of 2022, the Bancorp amended its definition of nonperforming loans to include residential mortgage loans that are past due 150 days or more and not fully or partially guaranteed by government agencies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 47: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2022 ($ in millions)	Commercial	Residential Mortgage(a)	Consumer	Total
Balance, beginning of period	$337	33	128	498
Transfers to nonaccrual status	194	120	97	411
Transfers to accrual status	(2)	(22)	(52)	(76)
Transfers to held for sale	(23)	—	—	(23)
Loan paydowns/payoffs	(117)	(15)	(41)	(173)
Transfers to OREO	—	(3)	—	(3)
Charge-offs	(95)	—	(23)	(118)
Draws/other extensions of credit	4	2	—	6
Balance, end of period	$298	115	109	522
(a)During the first quarter of 2022, the Bancorp amended its definition of nonperforming loans to include residential mortgage loans that are past due 150 days or more and not fully or partially guaranteed by government agencies.

TABLE 48: Rollforward of Portfolio Nonaccrual Loans and Leases
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

Consumer restructured loans on accrual status totaled $733 million and $675 million at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the percentages of restructured residential mortgage loans, home equity and credit card that were past due 30 days or more from their modified terms were 29%, 19% and 30%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 49: Accruing and Nonaccruing Portfolio TDRs
		Accruing
		30-89 Days	90 Days or
As of September 30, 2022 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(a)	$245	—	—	175	420
Residential mortgage loans(b)	396	28	67	66	557
Home equity	131	5	—	25	161
Indirect secured consumer loans	80	8	—	11	99
Credit card	16	2	—	23	41
Total	$868	43	67	300	1,278
(a)Excludes restructured nonaccrual loans held for sale.
(b)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2022, these advances represented $194 of current loans, $22 of 30-89 days past due loans, $65 of 90 days or more past due loans and $19 of nonaccrual loans.

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

Analysis of Net Loan Charge-offs
Net charge-offs were 21 bps and 8 bps of average portfolio loans and leases for the three months ended September 30, 2022 and 2021, respectively, and were 18 bps and 17 bps of average portfolio loans and leases for the nine months ended September 30, 2022 and 2021, respectively. Table 51 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 17 bps during the three months ended September 30, 2022, compared to 3 bps during the same period in the prior year primarily due to an increase in net charge-offs on commercial and industrial loans of $29 million. The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 14 bps during the nine months ended September 30, 2022, compared to 10 bps during the same period in the prior year primarily due to an increase in net charge-offs on commercial and industrial loans of $31 million, partially offset by a decrease in net charge-offs on commercial mortgage loans of $9 million.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans increased to 28 bps during the three months ended September 30, 2022, compared to 16 bps during the same period in the prior year primarily due to an increase in net charge-offs on indirect secured consumer loans of $11 million. The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans decreased to 26 bps during the nine months ended September 30, 2022, compared to 28 bps during the same period in the prior year primarily due to a decrease in net charge-offs on credit card of $18 million, partially offset by an increase in net charge-offs on indirect secured consumer loans of $15 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 51: Summary of Credit Loss Experience
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Losses charged-off:
Commercial and industrial loans	$(46)	(10)	(91)	(78)
Commercial mortgage loans	—	—	—	(12)
Commercial construction loans	—	—	(3)	—
Commercial leases	(1)	—	(1)	(1)
Residential mortgage loans	(1)	(1)	(2)	(3)
Home equity	(2)	(2)	(7)	(6)
Indirect secured consumer loans	(18)	(9)	(48)	(38)
Credit card	(15)	(17)	(51)	(74)
Other consumer loans(a)	(21)	(17)	(56)	(56)
Total losses charged-off	$(104)	(56)	(259)	(268)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$12	5	15	33
Commercial mortgage loans	—	1	1	4
Commercial construction loans	1	—	1	—
Commercial leases	2	—	2	3
Residential mortgage loans	2	2	4	5
Home equity	3	3	9	8
Indirect secured consumer loans	8	10	25	30
Credit card	3	5	12	17
Other consumer loans(a)	11	9	31	32
Total recoveries of losses previously charged-off	$42	35	100	132
Net losses charged-off:
Commercial and industrial loans	$(34)	(5)	(76)	(45)
Commercial mortgage loans	—	1	1	(8)
Commercial construction loans	1	—	(2)	—
Commercial leases	1	—	1	2
Residential mortgage loans	1	1	2	2
Home equity	1	1	2	2
Indirect secured consumer loans	(10)	1	(23)	(8)
Credit card	(12)	(12)	(39)	(57)
Other consumer loans	(10)	(8)	(25)	(24)
Total net losses charged-off	$(62)	(21)	(159)	(136)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.24%	0.04	0.18	0.12
Commercial mortgage loans	(0.01)	(0.03)	(0.01)	0.10
Commercial construction loans	(0.08)	—	0.05	—
Commercial leases	(0.12)	—	(0.05)	(0.10)
Total commercial loans and leases	0.17%	0.03	0.14	0.10
Residential mortgage loans	(0.02)	(0.02)	(0.02)	(0.01)
Home equity	(0.08)	(0.13)	(0.07)	(0.07)
Indirect secured consumer loans	0.24	(0.02)	0.18	0.07
Credit card	2.69	2.70	3.02	4.26
Other consumer loans	1.10	1.05	1.07	1.04
Total consumer loans	0.28%	0.16	0.26	0.28
Total net losses charged-off as a percent of average portfolio loans and leases	0.21%	0.08	0.18	0.17
(a)The Bancorp recorded $8 and $23 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and nine months ended September 30, 2022, respectively, compared to $7 and $25 for the three and nine months ended September 30, 2021, respectively.

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

At both September 30, 2022 and December 31, 2021, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger near-term growth outlook while the less favorable outlook (Downside) depicted a moderate recession. The Baseline scenario was developed such that the expectation is that the economy will perform better than the projection 50% of the time and worse than the projection 50% of the time. The Upside scenario was developed such that there is a 10% probability that the economy will perform better than the projection and a 90% probability that it will perform worse. The Downside scenario was developed such that there is a 90% probability that the economy will perform better than the projection and a 10% probability that it will perform worse.

September 30, 2022 ACL
The ACL as of September 30, 2022 was impacted by several factors, including growth in portfolio loan and lease balances, primarily concentrated in the other consumer loan portfolio, and deterioration in the forecasted macroeconomic conditions in each of the three forecast scenarios. As a result of these factors, the Bancorp incorporated a combination of quantitative model-based estimates and qualitative adjustments. As of September 30, 2022, the Bancorp’s economic scenarios included estimates of the expected impacts of the changes in economic conditions caused by inflationary and rising interest rate pressures, energy prices and the ongoing Russia-Ukraine conflict. The Baseline scenario was assigned a probability weighting of 80%, with the more favorable scenario (Upside) assigned a probability weighting

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
of 10% and the less favorable scenario (Downside) assigned a probability of 10%. The Baseline scenario assumed real GDP growth for 2022 at 1.6%, which is notably lower than the May 2022 scenario, due to the impacts of higher global energy prices, tighter financial market conditions in the U.S. and a 0.9% decrease in real GDP in the second quarter (the second consecutive decline). The Baseline scenario also assumes an average unemployment rate of 3.6% in 2022, increasing to an average of 3.9% in both 2023 and 2024. Lastly, the Baseline scenario assumed continued increases to the target federal funds rate until stabilizing in 2023 and decreasing in 2024. The Upside scenario assumes a faster than anticipated resolution to the Russia-Ukraine conflict with related improvement to economic measures. The Upside scenario also assumes that on an average annual basis, the change in real GDP is 1.9% in 2022 and 4.2% in 2023, with the unemployment rate at an annual average of 3.6% in 2022 and 3.3% in both 2023 and 2024. In the Upside scenario, the forecast for the federal funds rate is consistent with the Baseline scenario but with slightly lower increases resulting from an improving inflation outlook. The Downside scenario includes significant worsening of the Russia-Ukraine conflict resulting in continued increases in oil prices and inflation, causing the U.S. economy to fall into a recession in the fourth quarter of 2022. The Downside scenario assumes that real GDP will decline through the second quarter of 2023, with the change in real GDP at (0.9%) in the fourth quarter of 2022, and an average of (1.9%) in 2023. The Downside scenario unemployment rate peaks at 7.8% in the fourth quarter of 2023 and decreases to an average of 6.9% in 2024 and 5.7% in 2025. In the Downside scenario, the forecast for the federal funds rate includes higher increases than the Baseline scenario in 2022 and the first half of 2023, followed by rapid decreases through the first half of 2024.

The Bancorp’s quantitative credit loss models are sensitive to changes in economic forecast assumptions over the reasonable and supportable forecast period. Applying a 100% probability weighting to the Downside scenario rather than using the probability-weighted three scenario approach would result in an increase in the quantitative ACL of approximately $2.0 billion. This sensitivity calculation only reflects the impact of changing the probability weighting of the scenarios in the quantitative credit loss models and excludes any additional considerations associated with the qualitative component of the ACL that might be warranted if probability weights were adjusted.

At September 30, 2022, the ACL attributed to certain segments of commercial real estate included a qualitative component related to the remaining risks associated with supply chain constraints, labor shortages and changes in workplace practices.

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 52: Changes in Allowance for Credit Losses
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
ALLL:
Balance, beginning of period	$2,014	2,033	1,892	2,453
Losses charged-off(a)	(104)	(56)	(259)	(268)
Recoveries of losses previously charged-off(a)	42	35	100	132
Provision for (benefit from) loan and lease losses	147	(58)	366	(363)
Balance, end of period	$2,099	1,954	2,099	1,954
Reserve for unfunded commitments:
Balance, beginning of period	$188	189	182	172
Provision for the reserve for unfunded commitments	11	16	17	33
Balance, end of period	$199	205	199	205
(a)The Bancorp recorded $8 and $23 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and nine months ended September 30, 2022, respectively, compared to $7 and $25 for the three and nine months ended September 30, 2021, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 53: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	September 30, 2022	December 31, 2021
Attributed ALLL:
Commercial and industrial loans	$806	711
Commercial mortgage loans	239	304
Commercial construction loans	97	72
Commercial leases	16	15
Residential mortgage loans	254	235
Home equity	124	123
Indirect secured consumer loans	180	119
Credit card	221	209
Other consumer loans	162	104
Total ALLL	$2,099	1,892
Portfolio loans and leases:
Commercial and industrial loans	$56,437	51,659
Commercial mortgage loans	10,947	10,316
Commercial construction loans	5,573	5,241
Commercial leases	2,821	3,052
Residential mortgage loans	17,600	16,397
Home equity	4,000	4,084
Indirect secured consumer loans	16,646	16,783
Credit card	1,770	1,766
Other consumer loans	4,205	2,752
Total portfolio loans and leases	$119,999	112,050
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.43%	1.38
Commercial mortgage loans	2.18	2.95
Commercial construction loans	1.74	1.37
Commercial leases	0.57	0.49
Residential mortgage loans	1.44	1.43
Home equity	3.10	3.01
Indirect secured consumer loans	1.08	0.71
Credit card	12.49	11.83
Other consumer loans	3.85	3.78
Total ALLL as a percent of portfolio loans and leases	1.75%	1.69
Total ACL as a percent of portfolio loans and leases	1.91	1.85

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

The Commercial Banking and Wealth and Asset Management lines of business manage price risk for capital markets sales and trading activities related to their respective businesses. The Consumer and Small Business Banking line of business manages price risk for the origination and sale of conforming residential mortgage loans to government agencies and government-sponsored enterprises. The Bancorp’s Treasury department manages interest rate risk and price risk for all other activities. Independent oversight is provided by ERM, and key risk indicators and Board-approved policy limits are used to ensure risks are managed within the Bancorp’s risk tolerance.

The Bancorp’s Market Risk Management Committee, which includes senior management representatives and reports to the Corporate Credit Committee (accountable to the ERMC), provides oversight and monitors price risk for the capital markets sales and trading activities. The Bancorp’s ALCO, which includes senior management representatives and is accountable to the ERMC, provides oversight and monitors interest rate and price risks for Mortgage and Treasury activities.

Net Interest Income Sensitivity
The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an NII simulation model to analyze the sensitivity of NII to changes in interest rates. The model is based on contractual and estimated cash flows and repricing characteristics for all of the Bancorp’s assets, liabilities and off-balance sheet exposures and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and attrition rates of certain liabilities. The model also includes senior management’s projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. The NII simulation model does not represent a forecast of the Bancorp’s net interest income but is a tool utilized to assess the risk of the impact of changing market interest rates across a range of market interest rate environments. As a result, actual results will differ from simulated results for multiple reasons, which may include actual balance sheet composition differences, timing, magnitude and frequency of interest rate changes, deviations from projected customer behavioral assumptions as well as from changes in market conditions and management strategies.

As of September 30, 2022, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel ramped increases and decreases in interest rates. Policy limits are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over twelve months. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, including negative rate scenarios, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates.

In order to recognize the risk of noninterest-bearing demand deposit balance run-off in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes that approximately $2 billion of additional demand deposit balances run-off over 24 months for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $2 billion of incremental growth in noninterest-bearing deposit balances over 24 months for each 100 bps decrease in short-term market interest rates. The

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
incremental balance run-off and growth are modeled to flow into and out of funding products that reprice in conjunction with short-term market rate changes.

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp’s interest-bearing transaction deposit rates will change for a given change in short-term market rates. At December 31, 2021, dynamic deposit beta models were implemented and utilized to adjust assumed pricing sensitivity depending on market rate levels. The dynamic beta models were developed utilizing the Bancorp’s performance during prior interest rate cycles. During 2022, the Bancorp’s actual deposit repricing has been slower than what was experienced in prior interest rate cycles, and as a result, the Bancorp has outperformed the NII simulation expectations. Using the dynamic beta models, the Bancorp’s NII sensitivity modeling assumes weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of 60% and 62%, for a 100 bps and 200 bps increase in rates, respectively. In the event of rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped 200 bps decrease in rates of 48% at September 30, 2022, while also maintaining that deposit rates themselves will not become negative. The modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles. In addition, assumed deposit migration from low-beta deposit products to more rate-sensitive deposit products contribute additional beta of 15%-25% across the rising-rate ramps, resulting in an effective beta of 75-80% in our baseline NII sensitivity profile. Given the year-to-date performance in 2022, the Bancorp may continue to exceed the NII simulation expectations in the event of continued interest rate increases. The Bancorp provides sensitivity analysis in Tables 55 and 56 for key assumptions related to its deposit modeling, including beta and DDA balance performance.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 54: Estimated NII Sensitivity Profile and ALCO Policy Limits
	September 30, 2022				September 30, 2021
	% Change in NII (FTE)		ALCO Policy Limit		% Change in NII (FTE)		ALCO Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(2.36)%	(2.13)	(4.00)	(6.00)	10.88	22.39	(4.00)	(6.00)
+100 Ramp over 12 months	(1.66)	(1.20)	N/A	N/A	5.67	12.31	N/A	N/A
-25 Ramp over 3 months	N/A	N/A	N/A	N/A	(1.95)	(3.18)	N/A	N/A
-200 Ramp over 12 months	(3.53)	(9.79)	(8.00)	(12.00)	N/A	N/A	N/A	N/A

At September 30, 2022, the Bancorp’s NII sensitivity is liability sensitive in year one and in year two under the parallel rate ramp increases, due to the previously discussed deposit dynamic beta and balance migration assumptions. The Bancorp’s NII simulation projects a decrease in both year one and year two under the parallel 200 bps ramp decrease in interest rates. The Bancorp maintains an asymmetric NII sensitivity profile, which is attributable to the level of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, exceeding the level of floating-rate liabilities due to the increased amount of deposits with rates near zero and other fixed-rate borrowings. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in certain falling-rate scenarios. However, continued re-positioning into securities with less near-term principal cash flows and the execution of additional receive-fixed hedges have added significant protection from declining rates. The changes in the estimated NII sensitivity profile compared to September 30, 2021 were primarily attributable to significant deployment of cash and other short-term investments into long-term fixed-rate securities during the nine months ended September 30, 2022, the dynamic beta model implementation mentioned previously and higher market interest rates.

Tables 55 and 56 provide the sensitivity of the Bancorp’s estimated NII profile at September 30, 2022 to changes to certain deposit balance and deposit repricing sensitivity (betas) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $2 billion decrease and an immediate $2 billion increase in demand deposit balances as of September 30, 2022:

TABLE 55: Estimated NII Sensitivity Profile at September 30, 2022 with a $2 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $2 Billion Balance Decrease		Immediate $2 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(3.64)%	(3.58)	(1.07)	(0.68)
+100 Ramp over 12 months	(2.80)	(2.37)	(0.53)	(0.03)
-200 Ramp over 12 months	(4.82)	(11.24)	(2.24)	(8.34)

The following table includes the Bancorp’s estimated NII sensitivity profile with a 10% increase and a 10% decrease to the corresponding deposit beta assumptions as of September 30, 2022:

TABLE 56: Estimated NII Sensitivity Profile at September 30, 2022 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 10% Higher(a)		Betas 10% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(3.48)%	(4.21)	(1.23)	(0.05)
+100 Ramp over 12 months	(2.21)	(2.21)	(1.11)	(0.20)
-200 Ramp over 12 months	(3.07)	(9.53)	(4.06)	(10.61)
(a)Applies a +/- 10% multiple on assumed betas and includes deposit migration assumptions based on the changes in rates.

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 57: Estimated EVE Sensitivity Profile
	September 30, 2022		September 30, 2021
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(7.97)%	(12.00)	8.13	(12.00)
+100 Shock	(3.75)	N/A	4.68	N/A
-25 Shock	N/A	N/A	(1.48)	N/A
-200 Shock	0.58	(12.00)	N/A	N/A

The EVE sensitivity is negative in a +200 bps rising-rate scenario and positive in a -200 bps falling-rate scenario at September 30, 2022. The changes in the estimated EVE sensitivity profile from September 30, 2021 were primarily related to significant deployment of cash and other short-term investments into long-term fixed-rate securities and forward-starting receive-fixed hedging transactions executed during the nine months ended September 30, 2022. The implementation of dynamic deposit beta models also had a detrimental effect to rising-rate EVE-at-Risk due to current implied long-term rate levels.

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

Tables 58 and 59 show all swap and floor positions that are utilized for purposes of managing the Bancorp’s exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index, to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as the Bancorp adjusts its broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 58: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of September 30, 2022 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(97)	1.3	3.02%	1 ML
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	11,000	3	8.5	3.05	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	(15)	2.3	0.99	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	1,000	—	9.3	3.36	1 ML
Interest rate swaps related to long-term debt – fair value – receive-fixed	3,955	(102)	7.4	4.71	1 ML / 3 ML / SOFR
Total interest rate swaps	$27,955	(211)
Interest rate floors related to C&I loans– cash flow – receive-fixed	$3,000	5	2.2	2.25	1 ML
(a)Forward starting swaps will become effective on various dates between February 2023 and January 2025.

TABLE 59: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2021 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(1)	2.0	3.02%	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	—	3.1	0.99	1 ML
Interest rate swaps related to long-term debt – fair value – receive-fixed	1,955	391	8.4	4.93	1 ML / 3 ML
Interest rate swaps related to available-for-sale debt and other securities – fair value – receive-floating / pay-fixed	445	7	7.4	2.40	1 ML
Total interest rate swaps	$14,400	397
Interest rate floors related to C&I loans – cash flow – receive-fixed	$3,000	122	3.0	2.25	1 ML

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

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.7 billion and $1.1 billion at September 30, 2022 and December 31, 2021, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The Bancorp recognized net losses of $85 million and $370 million on its non-qualifying hedging strategy for the three and nine months ended September 30, 2022, respectively, compared to net losses of $11 million and $101 million for the three and nine months ended September 30, 2021, respectively. These amounts included net losses of $1 million and $2 million for the three and nine months ended September 30, 2022, respectively, compared to net losses of an immaterial amount and $2 million for the three and nine months ended September 30, 2021, respectively, on securities related to the Bancorp’s non-qualifying hedging strategy. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2022 and December 31, 2021 was $961 million and $995 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

Of the $51.3 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at September 30, 2022, $4.5 billion in principal and interest is expected to be received in the next 12 months and an additional $4.7 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the three and nine months ended September 30, 2022, the Bancorp sold loans and leases totaling $4.0 billion and $10.6 billion, respectively, compared to $4.8 billion and $12.9 billion during the three and nine months ended September 30, 2021, respectively. For further information, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 85% and 88% of its average total assets for the three and nine months ended September 30, 2022, respectively, compared to 90% for both the three and nine months ended September 30, 2021. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2022, the Board of Directors authorized $5.0 billion of debt or other securities for issuance, of which $4.0 billion of debt or other securities were available for issuance as of September 30, 2022. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. The Bancorp issued and sold fixed-rate/floating-rate senior notes of $1 billion in April of 2022 and $1 billion in July of 2022 as further discussed in Note 16 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of September 30, 2022, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $22.3 billion was available for issuance. Additionally, at September 30, 2022, the Bank had approximately $49.2 billion of borrowing capacity available through secured borrowing sources, including the FRB and FHLB.

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

As of September 30, 2022, the Bancorp (parent company) has sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 23 months.

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

The Bancorp’s and Bank’s credit ratings are summarized in Table 60. The ratings reflect the ratings agency’s view on the Bancorp’s and Bank’s capacity to meet financial commitments.*

*As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 60: Agency Ratings
As of November 8, 2022	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Stable	Stable	Stable	Stable

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

TABLE 61: Prescribed Capital Ratios
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

The Bancorp is subject to the stress capital buffer requirement and must maintain capital ratios above its buffered minimum (regulatory minimum plus stress capital buffer) in order to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. The Bancorp’s stress capital buffer requirement has been 2.5% since the introduction of this framework and was most recently affirmed as part of the FRB’s 2022 supervisory stress test with an effective date of October 1, 2022. The Bancorp’s capital ratios have exceeded the stress capital buffer requirement for all periods presented.

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The Bancorp’s modified CECL transition amount became subject to the phase-out provisions of the final rule on January 1, 2022, and will be fully phased-out by January 1, 2025. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at September 30, 2022 was an increase in capital of approximately $373 million. On a fully phased-in basis, the Bancorp’s CET1 ratio would be reduced by 21 bps as of September 30, 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the Bancorp’s capital ratios as of:

TABLE 62: Capital Ratios
($ in millions)	September 30, 2022	December 31, 2021
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	9.13%	10.71
Tangible equity as a percent of tangible assets(a)(b)	8.18	7.97
Tangible common equity as a percent of tangible assets(a)(b)	7.16	6.94
Regulatory capital:(c)
CET1 capital	$15,264	14,781
Tier 1 capital	17,380	16,897
Total regulatory capital	21,123	20,789
Risk-weighted assets	167,060	154,860
Regulatory capital ratios:(c)
CET1 capital	9.14%	9.54
Tier 1 risk-based capital	10.40	10.91
Total risk-based capital	12.64	13.42
Leverage	8.44	8.27
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.
(c)Regulatory capital ratios as of September 30, 2022 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

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

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.33 and $0.30 for the three months ended September 30, 2022 and 2021, respectively, and $0.93 and $0.84 for the nine months ended September 30, 2022 and 2021, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the monthly share repurchase activity for the three months ended September 30, 2022:

TABLE 63: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
July 1 - July 31, 2022	18,766	$33.96	—	40,785,269
August 1 - August 31, 2022	69,713	34.40	—	40,785,269
September 1 - September 30, 2022	3,846	34.39	—	40,785,269
Total	92,325	$34.31	—	40,785,269
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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	September 30,	December 31,
($ in millions, except share data)	2022	2021
Assets
Cash and due from banks	$3,068	2,994
Other short-term investments(a)	6,594	34,572
Available-for-sale debt and other securities(b)	51,289	38,110
Held-to-maturity securities(c)	5	8
Trading debt securities	414	512
Equity securities	315	376
Loans and leases held for sale(d)	1,940	4,415
Portfolio loans and leases(a)(e)	119,999	112,050
Allowance for loan and lease losses(a)	(2,099)	(1,892)
Portfolio loans and leases, net	117,900	110,158
Bank premises and equipment(f)	2,155	2,120
Operating lease equipment	612	616
Goodwill	4,925	4,514
Intangible assets	181	156
Servicing rights	1,732	1,121
Other assets(a)	14,333	11,444
Total Assets	$205,463	211,116
Liabilities
Deposits:
Noninterest-bearing deposits	$57,601	65,088
Interest-bearing deposits	104,051	104,236
Total deposits	161,652	169,324
Federal funds purchased	212	281
Other short-term borrowings	6,378	980
Accrued taxes, interest and expenses	1,589	2,233
Other liabilities(a)	7,184	4,267
Long-term debt(a)	11,712	11,821
Total Liabilities	$188,727	188,906
Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	2,116	2,116
Capital surplus	3,660	3,624
Retained earnings	21,219	20,236
Accumulated other comprehensive (loss) income	(5,306)	1,207
Treasury stock(g)	(7,004)	(7,024)
Total Equity	$16,736	22,210
Total Liabilities and Equity	$205,463	211,116
(a)Includes $19 and $24 of other short-term investments, $223 and $322 of portfolio loans and leases, $(3) and $(2) of ALLL, $2 and $2 of other assets, $9 and $1 of other liabilities, and $156 and $263 of long-term debt from consolidated VIEs that are included in their respective captions above at September 30, 2022 and December 31, 2021, respectively. For further information, refer to Note 12.
(b)Amortized cost of $57,372 and $36,941 at September 30, 2022 and December 31, 2021, respectively.
(c)Fair value of $5 and $8 at September 30, 2022 and December 31, 2021, respectively.
(d)Includes $1,107 and $1,023 of residential mortgage loans held for sale measured at fair value at September 30, 2022 and December 31, 2021, respectively.
(e)Includes $125 and $154 of residential mortgage loans measured at fair value at September 30, 2022 and December 31, 2021, respectively.
(f)Includes $24 of bank premises and equipment held for sale at both September 30, 2022 and December 31, 2021.
(g)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2022 – 686,343,370 (excludes 237,549,211 treasury shares), December 31, 2021 – 682,777,664 (excludes 241,114,917 treasury shares).
(h)500,000 shares of no par value preferred stock were authorized at both September 30, 2022 and December 31, 2021. There were 422,000 unissued shares of undesignated no par value preferred stock at both September 30, 2022 and December 31, 2021. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both September 30, 2022 and December 31, 2021. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both September 30, 2022 and December 31, 2021. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except share data)	2022	2021	2022	2021
Interest Income
Interest and fees on loans and leases	$1,315	1,014	3,377	3,078
Interest on securities	414	266	1,077	809
Interest on other short-term investments	31	12	58	29
Total interest income	1,760	1,292	4,512	3,916
Interest Expense
Interest on deposits	112	12	147	48
Interest on federal funds purchased	3	—	4	—
Interest on other short-term borrowings	43	—	56	1
Interest on long-term debt	104	91	273	293
Total interest expense	262	103	480	342
Net Interest Income	1,498	1,189	4,032	3,574
Provision for (benefit from) credit losses	158	(42)	383	(330)
Net Interest Income After Provision for (Benefit from) Credit Losses	1,340	1,231	3,649	3,904
Noninterest Income
Service charges on deposits	143	152	449	445
Wealth and asset management revenue	141	147	430	436
Commercial banking revenue	134	152	406	465
Card and processing revenue	105	102	306	298
Leasing business revenue	60	78	179	226
Mortgage banking net revenue	69	86	152	235
Other noninterest income	59	120	195	211
Securities (losses) gains, net	(38)	(1)	(84)	12
Securities losses, net – non-qualifying hedges on mortgage servicing rights	(1)	—	(2)	(2)
Total noninterest income	672	836	2,031	2,326
Noninterest Expense
Compensation and benefits	605	627	1,900	1,971
Technology and communications	106	98	306	285
Net occupancy expense	74	79	225	235
Equipment expense	36	34	108	102
Leasing business expense	33	33	95	102
Marketing expense	35	29	87	72
Card and processing expense	21	19	59	70
Other noninterest expense	257	253	721	704
Total noninterest expense	1,167	1,172	3,501	3,541
Income Before Income Taxes	845	895	2,179	2,689
Applicable income tax expense	192	191	470	582
Net Income	653	704	1,709	2,107
Dividends on preferred stock	22	20	78	75
Net Income Available to Common Shareholders	$631	684	1,631	2,032
Earnings per share - basic	$0.91	0.98	2.37	2.87
Earnings per share - diluted	$0.91	0.97	2.34	2.83
Average common shares outstanding - basic	689,278,078	697,457,483	688,617,910	706,845,513
Average common shares outstanding - diluted	694,592,855	706,089,674	695,207,279	715,803,010

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Net Income	$653	704	1,709	2,107
Other Comprehensive Loss, Net of Tax:
Net unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding losses arising during period	(2,129)	(281)	(5,564)	(748)
Reclassification adjustment for net (gains) losses included in net income	—	(1)	(2)	7
Net unrealized (losses) gains on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during period	(530)	2	(840)	(53)
Reclassification adjustment for net gains included in net income	(3)	(58)	(109)	(173)
Defined benefit pension plans, net:
Net actuarial loss arising during the year	(1)	(1)	(2)	(2)
Reclassification of amounts to net periodic benefit costs	1	2	4	5
Other comprehensive loss, net of tax	(2,662)	(337)	(6,513)	(964)
Comprehensive (Loss) Income	$(2,009)	367	(4,804)	1,143

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
Balance at June 30, 2021	$2,051	2,116	3,602	19,343	1,974	(6,160)	22,926
Net income				704			704
Other comprehensive loss, net of tax					(337)		(337)
Cash dividends declared:
Common stock ($0.30 per share)				(210)			(210)
Preferred stock:
Series I ($414.06 per share)				(7)			(7)
Series J ($209.30 per share)				(3)			(3)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Shares acquired for treasury						(550)	(550)
Impact of stock transactions under stock compensation plans, net			9			2	11
Balance at September 30, 2021	$2,051	2,116	3,611	19,817	1,637	(6,708)	22,524

Balance at June 30, 2022	$2,051	2,116	3,636	20,818	(2,644)	(7,007)	18,970
Net income				653			653
Other comprehensive loss, net of tax					(2,662)		(2,662)
Cash dividends declared:
Common stock ($0.33 per share)				(230)			(230)
Preferred stock:
Series I ($414.06 per share)				(8)			(8)
Series J ($343.62 per share)				(4)			(4)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			24			3	27
Balance at September 30, 2022	$2,051	2,116	3,660	21,219	(5,306)	(7,004)	16,736

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
Balance at December 31, 2020	$2,051	2,116	3,635	18,384	2,601	(5,676)	23,111
Net income				2,107			2,107
Other comprehensive loss, net of tax					(964)		(964)
Cash dividends declared:
Common stock ($0.84 per share)				(597)			(597)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($1,242.18 per share)				(22)			(22)
Series J ($631.24 per share)				(8)			(8)
Series K ($928.13 per share)				(9)			(9)
Series L ($843.75 per share)				(12)			(12)
Class B, Series A ($45.00 per share)				(9)			(9)
Shares acquired for treasury						(1,077)	(1,077)
Impact of stock transactions under stock compensation plans, net			(24)			44	20
Other				(2)		1	(1)
Balance at September 30, 2021	$2,051	2,116	3,611	19,817	1,637	(6,708)	22,524

Balance at December 31, 2021	$2,051	2,116	3,624	20,236	1,207	(7,024)	22,210
Net income				1,709			1,709
Other comprehensive loss, net of tax					(6,513)		(6,513)
Cash dividends declared:
Common stock ($0.93 per share)				(648)			(648)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($1,242.18 per share)				(23)			(23)
Series J ($814.49 per share)				(10)			(10)
Series K ($928.13 per share)				(9)			(9)
Series L ($843.75 per share)				(12)			(12)
Class B, Series A ($45.00 per share)				(9)			(9)
Impact of stock transactions under stock compensation plans, net			36			20	56
Balance at September 30, 2022	$2,051	2,116	3,660	21,219	(5,306)	(7,004)	16,736

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the nine months ended September 30,
($ in millions)	2022	2021
Operating Activities
Net income	$1,709	2,107
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) credit losses	383	(330)
Depreciation, amortization and accretion	324	371
Stock-based compensation expense	137	100
Benefit from deferred income taxes	(19)	(217)
Securities losses (gains), net	90	(6)
MSR fair value adjustment	(217)	95
Net gains on sales of loans and fair value adjustments on loans held for sale	(77)	(264)
Net (gains) losses on disposition and impairment of bank premises and equipment and operating lease equipment	(6)	16
Gain on sale of HSA deposit portfolio	—	(60)
Proceeds from sales of loans held for sale	10,328	12,767
Loans originated or purchased for sale, net of repayments	(8,380)	(13,250)
Dividends representing return on equity investments	32	33
Net change in:
Equity and trading debt securities	66	(125)
Other assets	507	292
Accrued taxes, interest and expenses and other liabilities	(522)	(167)
Net Cash Provided by Operating Activities	4,355	1,362
Investing Activities
Proceeds from sales:
AFS securities and other investments	4,242	2,832
Loans and leases	155	653
Bank premises and equipment	1	18
Proceeds from repayments / maturities of AFS and HTM securities and other investments	3,770	4,504
Purchases:
AFS securities and other investments	(28,521)	(8,772)
Bank premises and equipment	(240)	(224)
MSRs	(208)	(210)
Proceeds from settlement of BOLI	37	20
Proceeds from sales and dividends representing return of equity investments	61	33
Net cash received for divestitures	46	—
Net cash paid on acquisitions	(917)	(296)
Net cash paid on sale of HSA deposit portfolio	—	(431)
Net change in:
Other short-term investments and federal funds sold	27,981	(803)
Portfolio loans and leases	(7,425)	330
Operating lease equipment	(79)	21
Net Cash Used in Investing Activities	(1,097)	(2,325)
Financing Activities
Net change in deposits	(8,033)	6,518
Net change in other short-term borrowings and federal funds purchased	5,329	(196)
Dividends paid on common and preferred stock	(700)	(654)
Proceeds from issuance of long-term debt	2,003	56
Repayment of long-term debt	(1,702)	(3,525)
Repurchases of treasury stock and related forward contract	—	(1,077)
Other	(81)	(93)
Net Cash (Used in) Provided by Financing Activities	(3,184)	1,029
Increase in Cash and Due from Banks	74	66
Cash and Due from Banks at Beginning of Period	2,994	3,147
Cash and Due from Banks at End of Period	$3,068	3,213

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income and changes in equity for the three and nine months ended September 30, 2022 and 2021 and the cash flows for the nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2021 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the nine months ended September 30:

($ in millions)	2022	2021
Cash Payments:
Interest	$487	431
Income taxes	124	500

Transfers:
Portfolio loans and leases to loans and leases held for sale	$105	414
Loans and leases held for sale to portfolio loans and leases	406	38
Portfolio loans and leases to OREO	5	7
Bank premises and equipment to OREO	22	19

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$102	59
Net additions to lease liabilities under finance leases	29	29

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standards Adopted in 2022
The Bancorp adopted the following new accounting standard during the nine months ended September 30, 2022:

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

Significant Accounting Standards Issued but Not Yet Adopted
The following significant accounting standards were issued but not yet adopted by the Bancorp as of September 30, 2022:

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

ASU 2022-02 – Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued ASU 2022-02, which eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and requires entities to evaluate all receivable modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. The amended guidance adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amended guidance also requires disclosure of current period gross charge-offs by year of origination within the vintage disclosures required by ASC 326. The amended guidance is effective for the Bancorp on January 1, 2023 with early adoption permitted. The amendments on TDR disclosures and vintage disclosures should be adopted prospectively. The elimination of the TDR guidance may be adopted either prospectively or using a modified retrospective transition method. The Bancorp is in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements but currently expects that the adoption will primarily impact its credit quality disclosures and its methodology for measuring the ACL on TDRs.

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

ASU 2022-04 – Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, which provides guidance on the disclosure requirements for supplier finance programs. The amendments require that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amended guidance is effective for the Bancorp on January 1, 2023, with the amendment on rollforward information effective January 1, 2024, with early adoption permitted. The amendments on supplier finance programs should be applied retrospectively except for the amendment on rollforward information, which should be applied prospectively. The Bancorp is in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

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
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

September 30, 2022 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,581	—	(204)	2,377
Obligations of states and political subdivisions securities	18	—	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	12,573	—	(1,341)	11,232
Agency commercial mortgage-backed securities	29,440	1	(3,552)	25,889
Non-agency commercial mortgage-backed securities	5,256	—	(548)	4,708
Asset-backed securities and other debt securities	6,630	5	(444)	6,191
Other securities(a)	874	—	—	874
Total available-for-sale debt and other securities	$57,372	6	(6,089)	51,289
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$3	—	—	3
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$5	—	—	5
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $382, $490 and $2, respectively, at September 30, 2022, that are carried at cost.

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

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	September 30, 2022	December 31, 2021
Trading debt securities	$414	512
Equity securities	315	376

The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $132 million and $82 million at September 30, 2022 and December 31, 2021, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

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

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Available-for-sale debt and other securities:
Realized gains	$3	16	15	24
Realized losses	(3)	(3)	(12)	(14)
Impairment losses	—	(12)	—	(19)
Net realized gains (losses) on available-for-sale debt and other securities	$—	1	3	(9)
Trading debt securities:
Net realized losses	(1)	—	(2)	(1)
Net unrealized gains (losses)	—	(1)	11	—
Net trading debt securities gains (losses)	$(1)	(1)	9	(1)
Equity securities:
Net realized gains	1	2	1	6
Net unrealized (losses) gains	(39)	(3)	(99)	14
Net equity securities (losses) gains	$(38)	(1)	(98)	20
Total (losses) gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$(39)	(1)	(86)	10
(a)Excludes $1 and $4 of net securities losses for the three and nine months ended September 30, 2022, respectively, and $1 and $4 of net securities losses for the three and nine months ended September 30, 2021, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These losses are included in commercial banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

The Bancorp recognized impairment losses on available-for-sale debt and other securities of $12 million and $19 million during the three and nine months ended September 30, 2021, respectively. These losses were included in securities (losses) gains, net, in the Condensed Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions that the Bancorp intended to sell prior to recovery of their amortized cost bases. The Bancorp did not consider these losses to be credit-related.

At both September 30, 2022 and December 31, 2021, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during both the three and nine months ended September 30, 2022 and 2021.

At September 30, 2022 and December 31, 2021, investment securities with a fair value of $10.3 billion and $11.2 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of September 30, 2022 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$264	261	—	—
Due after 1 year through 5 years	12,971	12,086	3	3
Due after 5 years through 10 years	30,793	27,259	—	—
Due after 10 years	12,470	10,809	2	2
Other securities	874	874	—	—
Total	$57,372	51,289	5	5
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

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
U.S. Treasury and federal agencies securities	$2,377	(204)	—	—	2,377	(204)
Obligations of states and political subdivisions securities	1	—	—	—	1	—
Agency residential mortgage-backed securities	10,719	(1,231)	509	(110)	11,228	(1,341)
Agency commercial mortgage-backed securities	24,048	(3,020)	1,806	(532)	25,854	(3,552)
Non-agency commercial mortgage-backed securities	4,155	(421)	485	(127)	4,640	(548)
Asset-backed securities and other debt securities	4,521	(317)	1,332	(127)	5,853	(444)
Total	$45,821	(5,193)	4,132	(896)	49,953	(6,089)
December 31, 2021
Agency residential mortgage-backed securities	$935	(10)	161	(8)	1,096	(18)
Agency commercial mortgage-backed securities	2,886	(49)	424	(20)	3,310	(69)
Non-agency commercial mortgage-backed securities	1,052	(13)	—	—	1,052	(13)
Asset-backed securities and other debt securities	2,870	(34)	367	(10)	3,237	(44)
Total	$7,743	(106)	952	(38)	8,695	(144)

At September 30, 2022 and December 31, 2021, $75 million and $2 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	September 30, 2022	December 31, 2021
Loans and leases held for sale:
Commercial and industrial loans	$68	7
Commercial mortgage loans	—	13
Commercial leases	1	1
Residential mortgage loans	1,871	4,394
Total loans and leases held for sale	$1,940	4,415
Portfolio loans and leases:
Commercial and industrial loans(a)	$56,437	51,659
Commercial mortgage loans	10,947	10,316
Commercial construction loans	5,573	5,241
Commercial leases	2,821	3,052
Total commercial loans and leases	$75,778	70,268
Residential mortgage loans	$17,600	16,397
Home equity	4,000	4,084
Indirect secured consumer loans	16,646	16,783
Credit card	1,770	1,766
Other consumer loans	4,205	2,752
Total consumer loans	$44,221	41,782
Total portfolio loans and leases	$119,999	112,050
(a)Includes $210 million and $1.3 billion as of September 30, 2022 and December 31, 2021, respectively, related to the SBA’s Paycheck Protection Program.

Portfolio loans and leases are recorded net of unearned income, which totaled $241 million and $244 million as of September 30, 2022 and December 31, 2021, respectively. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination), which totaled a net premium of $355 million and $498 million as of September 30, 2022 and December 31, 2021, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $403 million and $332 million at September 30, 2022 and December 31, 2021, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $16.7 billion and $15.3 billion as of September 30, 2022 and December 31, 2021, respectively, pledged at the FHLB, and loans of $56.6 billion and $50.9 billion at September 30, 2022 and December 31, 2021, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing(a)
($ in millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Commercial and industrial loans	$56,505	51,666	16	17
Commercial mortgage loans	10,947	10,329	—	1
Commercial construction loans	5,573	5,241	—	1
Commercial leases	2,822	3,053	10	—
Residential mortgage loans	19,471	20,791	7	72
Home equity	4,000	4,084	1	1
Indirect secured consumer loans	16,646	16,783	10	9
Credit card	1,770	1,766	14	15
Other consumer loans	4,205	2,752	1	1
Total loans and leases	$121,939	116,465	59	117
Less: Loans and leases held for sale	1,940	4,415
Total portfolio loans and leases	$119,999	112,050
(a)Excludes government guaranteed residential mortgage loans.

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Commercial and industrial loans	$34	5	76	45
Commercial mortgage loans	—	(1)	(1)	8
Commercial construction loans	(1)	—	2	—
Commercial leases	(1)	—	(1)	(2)
Residential mortgage loans	(1)	(1)	(2)	(2)
Home equity	(1)	(1)	(2)	(2)
Indirect secured consumer loans	10	(1)	23	8
Credit card	12	12	39	57
Other consumer loans	10	8	25	24
Total net charge-offs	$62	21	159	136

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

The following table presents the components of the net investment in portfolio leases as of:

($ in millions)(a)	September 30, 2022	December 31, 2021
Net investment in direct financing leases:
Lease payment receivable (present value)	$655	886
Unguaranteed residual assets (present value)	129	147
Net premium on acquired leases	1	1
Net investment in sales-type leases:
Lease payment receivable (present value)	1,721	1,678
Unguaranteed residual assets (present value)	67	55
(a)Excludes $248 and $285 of leveraged leases at September 30, 2022 and December 31, 2021, respectively.

Interest income recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 was $7 million and $22 million, respectively, for direct financing leases and $13 million and $36 million, respectively, for sales-type leases.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
For the three and nine months ended September 30, 2021, interest income recognized was $10 million and $33 million, respectively, for direct financing leases and $11 million and $31 million, respectively, for sales-type leases.

The following table presents undiscounted cash flows for both direct financing and sales-type leases for the remainder of 2022 through 2027 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of September 30, 2022 ($ in millions)	Direct Financing Leases	Sales-Type Leases
Remainder of 2022	$52	139
2023	211	494
2024	152	407
2025	111	342
2026	83	189
2027	44	137
Thereafter	44	141
Total undiscounted cash flows	$697	1,849
Less: Difference between undiscounted cash flows and discounted cash flows	42	128
Present value of lease payments (recognized as lease receivables)	$655	1,721

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $16 million and $15 million at September 30, 2022 and December 31, 2021, respectively, to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the lease residual value. Refer to Note 6 for additional information on credit quality and the ALLL.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended September 30, 2022 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,165	248	601	2,014
Losses charged off(a)	(47)	(1)	(56)	(104)
Recoveries of losses previously charged off(a)	15	2	25	42
Provision for loan and lease losses	25	5	117	147
Balance, end of period	$1,158	254	687	2,099
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

For the nine months ended September 30, 2022 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,102	235	555	1,892
Losses charged off(a)	(95)	(2)	(162)	(259)
Recoveries of losses previously charged off(a)	19	4	77	100
Provision for loan and lease losses	132	17	217	366
Balance, end of period	$1,158	254	687	2,099
(a)The Bancorp recorded $23 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of September 30, 2022 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$63	50	44	157
Collectively evaluated	1,095	204	643	1,942
Total ALLL	$1,158	254	687	2,099
Portfolio loans and leases:(b)
Individually evaluated	$561	557	301	1,419
Collectively evaluated	75,217	16,918	26,320	118,455
Total portfolio loans and leases	$75,778	17,475	26,621	119,874
(a)Includes $2 related to commercial leveraged leases at September 30, 2022.
(b)Excludes $125 of residential mortgage loans measured at fair value and includes $248 of commercial leveraged leases, net of unearned income at September 30, 2022.

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

As of September 30, 2022 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial loans:
Pass	$3,105	3,508	1,145	567	348	631	43,715	—	53,019
Special mention	41	48	22	40	8	23	1,072	—	1,254
Substandard	60	86	245	28	10	149	1,566	—	2,144
Doubtful	14	—	—	—	—	—	6	—	20
Total commercial and industrial loans	$3,220	3,642	1,412	635	366	803	46,359	—	56,437
Commercial mortgage owner-occupied loans:
Pass	$976	893	571	284	192	304	1,414	—	4,634
Special mention	12	20	15	11	13	5	52	—	128
Substandard	21	16	33	83	15	38	99	—	305
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner- occupied loans	$1,009	929	619	378	220	347	1,565	—	5,067
Commercial mortgage nonowner-occupied loans:
Pass	$919	440	520	485	241	195	2,465	—	5,265
Special mention	—	161	28	—	—	28	136	—	353
Substandard	100	1	18	4	3	17	119	—	262
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$1,019	602	566	489	244	240	2,720	—	5,880
Commercial construction loans:
Pass	$75	28	93	9	35	7	4,895	—	5,142
Special mention	—	—	—	—	—	—	151	—	151
Substandard	49	—	—	—	—	2	229	—	280
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$124	28	93	9	35	9	5,275	—	5,573
Commercial leases:
Pass	$444	715	331	214	167	782	—	—	2,653
Special mention	—	24	4	6	22	23	—	—	79
Substandard	1	9	7	9	13	50	—	—	89
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$445	748	342	229	202	855	—	—	2,821
Total commercial loans and leases:
Pass	$5,519	5,584	2,660	1,559	983	1,919	52,489	—	70,713
Special mention	53	253	69	57	43	79	1,411	—	1,965
Substandard	231	112	303	124	41	256	2,013	—	3,080
Doubtful	14	—	—	—	—	—	6	—	20
Total commercial loans and leases	$5,817	5,949	3,032	1,740	1,067	2,254	55,919	—	75,778

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2021 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial loans:
Pass	$4,266	2,291	1,198	552	356	752	39,486	—	48,901
Special mention	37	22	12	29	22	5	665	—	792
Substandard	19	52	36	69	52	115	1,623	—	1,966
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$4,322	2,365	1,246	650	430	872	41,774	—	51,659
Commercial mortgage owner-occupied loans:
Pass	$1,082	804	471	296	183	331	1,141	—	4,308
Special mention	—	31	46	17	2	40	69	—	205
Substandard	22	38	3	12	3	27	91	—	196
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,104	873	520	325	188	398	1,301	—	4,709
Commercial mortgage nonowner-occupied loans:
Pass	$635	733	595	284	141	302	1,977	—	4,667
Special mention	89	12	11	5	7	9	162	—	295
Substandard	160	78	4	3	9	3	388	—	645
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$884	823	610	292	157	314	2,527	—	5,607
Commercial construction loans:
Pass	$50	69	11	37	—	9	4,488	—	4,664
Special mention	—	39	—	—	—	—	193	—	232
Substandard	17	—	—	—	—	—	328	—	345
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$67	108	11	37	—	9	5,009	—	5,241
Commercial leases:
Pass	$1,019	436	284	231	233	776	—	—	2,979
Special mention	4	4	5	9	—	8	—	—	30
Substandard	7	3	8	10	13	2	—	—	43
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$1,030	443	297	250	246	786	—	—	3,052
Total commercial loans and leases:
Pass	$7,052	4,333	2,559	1,400	913	2,170	47,092	—	65,519
Special mention	130	108	74	60	31	62	1,089	—	1,554
Substandard	225	171	51	94	77	147	2,430	—	3,195
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	$7,407	4,612	2,684	1,554	1,021	2,379	50,611	—	70,268

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of September 30, 2022 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans(b)	$56,256	144	37	181	56,437	16
Commercial mortgage owner-occupied loans	5,050	16	1	17	5,067	—
Commercial mortgage nonowner-occupied loans	5,876	3	1	4	5,880	—
Commercial construction loans	5,571	—	2	2	5,573	—
Commercial leases	2,802	9	10	19	2,821	10
Total portfolio commercial loans and leases	$75,555	172	51	223	75,778	26
(a)Includes accrual and nonaccrual loans and leases.
(b)Includes loans related to the SBA’s Paycheck Protection Program of which $3 were 30-89 days past due and $8 were 90 days or more past due.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2021 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans(b)	$51,549	61	49	110	51,659	17
Commercial mortgage owner-occupied loans	4,701	4	4	8	4,709	1
Commercial mortgage nonowner-occupied loans	5,606	—	1	1	5,607	—
Commercial construction loans	5,241	—	—	—	5,241	1
Commercial leases	3,035	16	1	17	3,052	—
Total portfolio commercial loans and leases	$70,132	81	55	136	70,268	19
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

As of September 30, 2022 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$2,836	5,528	3,042	1,079	358	4,495	—	—	17,338
30-89 days past due	1	1	2	1	—	12	—	—	17
90 days or more past due	—	1	—	—	1	5	—	—	7
Total performing	2,837	5,530	3,044	1,080	359	4,512	—	—	17,362
Nonperforming	—	2	3	4	6	98	—	—	113
Total residential mortgage loans(b)	$2,837	5,532	3,047	1,084	365	4,610	—	—	17,475
Home equity:
Performing:
Current	$12	2	5	9	13	93	3,760	15	3,909
30-89 days past due	—	—	—	—	—	2	20	—	22
90 days or more past due	—	—	—	—	—	1	—	—	1
Total performing	12	2	5	9	13	96	3,780	15	3,932
Nonperforming	—	—	—	—	—	8	59	1	68
Total home equity	$12	2	5	9	13	104	3,839	16	4,000
Indirect secured consumer loans:
Performing:
Current	$4,944	6,430	2,920	1,413	508	298	—	—	16,513
30-89 days past due	18	32	23	19	11	5	—	—	108
90 days or more past due	1	3	2	2	1	1	—	—	10
Total performing	4,963	6,465	2,945	1,434	520	304	—	—	16,631
Nonperforming	—	1	6	3	3	2	—	—	15
Total indirect secured consumer loans	$4,963	6,466	2,951	1,437	523	306	—	—	16,646
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,715	—	1,715
30-89 days past due	—	—	—	—	—	—	18	—	18
90 days or more past due	—	—	—	—	—	—	14	—	14
Total performing	—	—	—	—	—	—	1,747	—	1,747
Nonperforming	—	—	—	—	—	—	23	—	23
Total credit card	$—	—	—	—	—	—	1,770	—	1,770
Other consumer loans:
Performing:
Current	$1,723	607	391	191	125	160	957	24	4,178
30-89 days past due	5	5	3	2	2	2	4	—	23
90 days or more past due	—	—	—	—	—	—	1	—	1
Total performing	1,728	612	394	193	127	162	962	24	4,202
Nonperforming	1	1	—	—	—	1	—	—	3
Total other consumer loans	$1,729	613	394	193	127	163	962	24	4,205
Total residential mortgage and consumer loans:
Performing:
Current	$9,515	12,567	6,358	2,692	1,004	5,046	6,432	39	43,653
30-89 days past due	24	38	28	22	13	21	42	—	188
90 days or more past due	1	4	2	2	2	7	15	—	33
Total performing	9,540	12,609	6,388	2,716	1,019	5,074	6,489	39	43,874
Nonperforming	1	4	9	7	9	109	82	1	222
Total residential mortgage and consumer loans(b)	$9,541	12,613	6,397	2,723	1,028	5,183	6,571	40	44,096
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2022, $74 of these loans were 30-89 days past due and $139 were 90 days or more past due. The Bancorp recognized an immaterial amount and $2 of losses during the three and nine months ended September 30, 2022, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $125 of residential mortgage loans measured at fair value at September 30, 2022, including $2 of nonperforming loans.

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
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2021, $49 of these loans were 30-89 days past due and $139 were 90 days or more past due. The Bancorp recognized $1 and $2 of losses during the three and nine months ended September 30, 2021 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $154 of residential mortgage loans measured at fair value at December 31, 2021, including $2 of 90 days or more past due loans.

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	September 30, 2022	December 31, 2021
Commercial loans and leases:
Commercial and industrial loans	$469	467
Commercial mortgage owner-occupied loans	12	22
Commercial mortgage nonowner-occupied loans	29	31
Commercial construction loans	50	56
Commercial leases	1	3
Total commercial loans and leases	$561	579
Residential mortgage loans	60	60
Consumer loans:
Home equity	55	58
Indirect secured consumer loans	7	8
Total consumer loans	$62	66
Total portfolio loans and leases	$683	705

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	September 30, 2022			December 31, 2021
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$151	103	254	151	128	279
Commercial mortgage owner-occupied loans	8	8	16	10	13	23
Commercial mortgage nonowner-occupied loans	21	3	24	22	3	25
Commercial construction loans	—	2	2	6	—	6
Commercial leases	—	2	2	3	1	4
Total nonaccrual portfolio commercial loans and leases	$180	118	298	192	145	337
Residential mortgage loans	70	45	115	14	19	33
Consumer loans:
Home equity	49	19	68	53	24	77
Indirect secured consumer loans	12	3	15	21	6	27
Credit card	23	—	23	23	—	23
Other consumer loans	3	—	3	1	—	1
Total nonaccrual portfolio consumer loans	$87	22	109	98	30	128
Total nonaccrual portfolio loans and leases(a)(b)	$337	185	522	304	194	498
OREO and other repossessed property	—	24	24	—	29	29
Total nonperforming portfolio assets(a)(b)	$337	209	546	304	223	527
(a)Excludes an immaterial amount and $15 of nonaccrual loans held for sale as of September 30, 2022 and December 31, 2021, respectively.
(b)Includes $14 and $26 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of September 30, 2022 and December 31, 2021, respectively, of which $8 and $11 are restructured nonaccrual government insured commercial loans as of September 30, 2022 and December 31, 2021, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the three and nine months ended September 30, 2022 and 2021.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $167 million and $84 million as of September 30, 2022 and December 31, 2021, respectively.

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

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $122 million and $66 million, respectively, as of September 30, 2022 compared to $121 million and $66 million, respectively, as of December 31, 2021.

The following tables provide a summary of portfolio loans, by class, modified in a TDR by the Bancorp during the three months ended:

September 30, 2022 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis of Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	19	$31	—	—
Commercial mortgage owner-occupied loans	2	1	—	—
Residential mortgage loans	190	28	—	—
Consumer loans:
Home equity	54	3	(1)	—
Indirect secured consumer loans	448	7	—	—
Credit card	1,380	7	3	—
Total portfolio loans	2,093	$77	2	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2021 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis in Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	29	$23	(1)	—
Commercial mortgage owner-occupied loans	3	1	—	—
Commercial mortgage nonowner-occupied loans	1	—	—	—
Residential mortgage loans	98	15	1	—
Consumer loans:
Home equity	54	3	(1)	—
Indirect secured consumer loans	1,045	19	—	—
Credit card	1,170	6	2	—
Total portfolio loans	2,400	$67	1	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the nine months ended:

September 30, 2022 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis of Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	69	$196	13	—
Commercial mortgage owner-occupied loans	8	5	(1)	—
Commercial mortgage nonowner-occupied loans	3	23	—	—
Commercial construction loans	2	4	(3)	—
Residential mortgage loans	928	143	7	—
Consumer loans:
Home equity	178	13	(3)	—
Indirect secured consumer loans	2,499	48	1	—
Credit card	3,694	19	8	—
Total portfolio loans	7,381	$451	22	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

September 30, 2021 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis of Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	55	$54	—	—
Commercial mortgage owner-occupied loans	4	6	—	—
Commercial mortgage nonowner-occupied loans	4	26	—	—
Residential mortgage loans	400	74	3	—
Consumer loans:
Home equity	151	8	(2)	—
Indirect secured consumer loans	3,238	70	1	—
Credit card	4,338	24	6	—
Total portfolio loans	8,190	$262	8	—
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

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended September 30, 2022 and 2021 and were within 12 months of the restructuring date:

September 30, 2022 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	1	$—
Residential mortgage loans	70	11
Consumer loans:
Home equity	6	—
Indirect secured consumer loans	43	—
Credit card	83	—
Total portfolio loans	203	$11
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

September 30, 2021 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	4	$1
Commercial mortgage owner-occupied loans	2	—
Commercial mortgage nonowner-occupied loans	1	—
Residential mortgage loans	10	1
Consumer loans:
Home equity	5	—
Indirect secured consumer loans	31	—
Credit card	85	—
Total portfolio loans	138	$2
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

The following tables provide a summary of TDRs that subsequently defaulted during the nine months ended September 30, 2022 and 2021 and were within 12 months of the restructuring date:

September 30, 2022 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	8	$—
Commercial construction loans	1	2
Residential mortgage loans	176	24
Consumer loans:
Home equity	21	1
Indirect secured consumer loans	102	1
Credit card	255	1
Total portfolio loans	563	$29
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2021 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	5	$1
Commercial mortgage owner-occupied loans	2	—
Commercial mortgage nonowner-occupied loans	2	25
Residential mortgage loans	61	8
Consumer loans:
Home equity	22	1
Indirect secured consumer loans	89	2
Credit card	119	1
Total portfolio loans	300	$38
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of:

($ in millions)	September 30, 2022	December 31, 2021
Equipment	$2,468	2,392
Buildings(a)	1,680	1,668
Land and improvements(a)	646	645
Leasehold improvements	537	517
Construction in progress(a)	118	84
Bank premises and equipment held for sale:
Land and improvements	18	18
Buildings	6	6
Accumulated depreciation and amortization	(3,318)	(3,210)
Total bank premises and equipment	$2,155	2,120
(a)Buildings, land and improvements and construction in progress included $28 and $39 associated with parcels of undeveloped land intended for future branch expansion at September 30, 2022 and December 31, 2021, respectively.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service banking centers at certain locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. The Bancorp closed a total of 41 banking centers throughout its footprint during the nine months ended September 30, 2022.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $1 million and $3 million for the three months ended September 30, 2022 and 2021, respectively, and $2 million and $7 million for the nine months ended September 30, 2022 and 2021, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

8. Operating Lease Equipment
Operating lease equipment was $612 million and $616 million at September 30, 2022 and December 31, 2021, respectively, net of accumulated depreciation of $326 million and $304 million at September 30, 2022 and December 31, 2021, respectively. The Bancorp recorded lease income of $36 million and $38 million relating to lease payments for operating leases in leasing business revenue in the Condensed Consolidated Statements of Income during the three months ended September 30, 2022 and 2021, respectively, and $108 million and $116 million during the nine months ended September 30, 2022 and 2021, respectively. Depreciation expense related to operating lease equipment was $30 million and $31 million during the three months ended September 30, 2022 and 2021, respectively, and $89 million and $95 million during the nine months ended September 30, 2022 and 2021, respectively. The Bancorp received payments of $109 million and $118 million related to operating leases during the nine months ended September 30, 2022 and 2021, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp did not recognize any impairment losses associated with operating lease assets during both the three months ended September 30, 2022 and 2021, and recognized $2 million and $25 million of impairment losses during the nine months ended September 30, 2022 and 2021, respectively. The recognized impairment losses were recorded in leasing business revenue in the Condensed Consolidated Statements of Income.

The following table presents future lease payments receivable from operating leases for the remainder of 2022 through 2027 and thereafter:

As of September 30, 2022 ($ in millions)	Undiscounted Cash Flows
Remainder of 2022	$36
2023	129
2024	95
2025	68
2026	44
2027	20
Thereafter	20
Total operating lease payments	$412

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

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	September 30, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	Other assets	$479	427
Finance lease right-of-use assets	Bank premises and equipment	158	145
Total right-of-use assets(a)		$637	572
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$568	520
Finance lease liabilities	Long-term debt	163	149
Total lease liabilities		$731	669
(a)    Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $239 and $61, respectively, as of September 30, 2022, and $198 and $47, respectively, as of December 31, 2021.

The following table presents the components of lease costs:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
		2022	2021	2022	2021
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$5	5	14	14
Interest on lease liabilities	Interest on long-term debt	1	1	4	3
Total finance lease costs		$6	6	18	17
Operating lease cost	Net occupancy expense	$21	20	62	59
Short-term lease cost	Net occupancy expense	—	—	1	1
Variable lease cost	Net occupancy expense	8	8	21	24
Sublease income	Net occupancy expense	(1)	(1)	(2)	(2)
Total operating lease costs		$28	27	82	82
Total lease costs		$34	33	100	99

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized an immaterial amount and $1 million of impairment losses and termination charges for the ROU assets related to certain operating leases during the three months ended September 30, 2022 and 2021, respectively, and $2 million and $3 million during the nine months ended September 30, 2022 and 2021, respectively. The recognized losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for the remainder of 2022 through 2027 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities:

As of September 30, 2022 ($ in millions)	Operating Leases	Finance Leases	Total
Remainder of 2022	$23	6	29
2023	87	21	108
2024	80	21	101
2025	73	14	87
2026	64	9	73
2027	56	8	64
Thereafter	287	131	418
Total undiscounted cash flows	$670	210	880
Less: Difference between undiscounted cash flows and discounted cash flows	102	47	149
Present value of lease liabilities	$568	163	731

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases	10.14	8.92
Finance leases	15.36	14.70
Weighted-average discount rate:
Operating leases	3.02%	2.88
Finance leases	2.90	2.74

The following table presents information related to lease transactions for the nine months ended September 30:

($ in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$67	66
Operating cash flows from finance leases	4	3
Financing cash flows from finance leases	13	12

Gains on sale-leaseback transactions	4	2
(a)    The cash flows related to the short-term and variable lease payments are not included in the amounts in the table as they were not included in the measurement of lease liabilities.

10. Goodwill
Business combinations entered into by the Bancorp typically result in the recognition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. During the third quarter of 2022, the Bancorp reorganized its management reporting structure and now reports on three business segments, which are also reporting units: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management. In conjunction with this reorganization, the Bancorp reallocated a portion of its goodwill from Consumer and Small Business Banking to Commercial Banking using a relative fair value approach for the portions of the business which were transferred between reporting units. Refer to Note 23 for additional information.

The Bancorp completed its annual goodwill impairment test as of September 30, 2022 and the estimated fair values of the Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management reporting units exceeded their carrying values, including goodwill.

Changes in the net carrying amount of goodwill, by reporting unit, for the nine months ended September 30, 2022 and the year ended December 31, 2021 were as follows:

($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$2,730	2,262	231	—	5,223
Accumulated impairment losses	(750)	(215)	—	—	(965)
Net carrying value as of December 31, 2020	$1,980	2,047	231	—	4,258
Acquisition activity	—	256	—	—	256
Net carrying value as of December 31, 2021	1,980	2,303	231	—	4,514
Acquisition activity	—	450	—	—	450
Reallocation of goodwill	378	(378)	—	—	—
Sale of businesses	(34)	—	(5)	—	(39)
Net carrying value as of September 30, 2022	$2,324	2,375	226	—	4,925

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

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 30, 2022
Core deposit intangibles	$229	(175)	54
Developed technology	106	(12)	94
Customer relationships	30	(7)	23
Operating leases	8	(7)	1
Other	14	(5)	9
Total intangible assets	$387	(206)	181
As of December 31, 2021
Core deposit intangibles	$229	(153)	76
Developed technology	62	(3)	59
Customer relationships	25	(7)	18
Operating leases	11	(9)	2
Other	4	(3)	1
Total intangible assets	$331	(175)	156

As of September 30, 2022, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $13 million and $12 million for the three months ended September 30, 2022 and 2021, respectively, and $36 million and $34 million for the nine months ended September 30, 2022 and 2021, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of September 30, 2022. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2022 through 2026 is as follows:

($ in millions)	Total
Remainder of 2022	$12
2023	43
2024	35
2025	28
2026	22

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to an automobile loan securitization and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets for the consolidated VIEs as of:

($ in millions)	September 30, 2022	December 31, 2021
Assets:
Other short-term investments	$19	24
Indirect secured consumer loans	177	322
Other consumer loans	46	—
ALLL	(3)	(2)
Other assets	2	2
Total assets	$241	346
Liabilities:
Other liabilities	$9	1
Long-term debt	156	263
Total liabilities	$165	264

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

Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

September 30, 2022 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,759	614	1,759
Private equity investments	177	—	340
Loans provided to VIEs	4,244	—	6,118
Lease pool entities	63	—	63
Solar loan securitizations	10	—	10

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2021 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,705	580	1,705
Private equity investments	133	—	257
Loans provided to VIEs	3,386	—	4,873
Lease pool entities	68	—	68

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

The Bancorp’s CDC investments included $1.5 billion and $1.4 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, respectively. The unfunded commitments related to these investments were $607 million and $573 million at September 30, 2022 and December 31, 2021, respectively. The unfunded commitments as of September 30, 2022 are expected to be funded from 2022 to 2039.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income related to these investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2022	2021	2022	2021
Proportional amortization	Applicable income tax expense	$53	38	130	125
Tax credits and other benefits	Applicable income tax expense	(58)	(47)	(149)	(148)
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and nine months ended September 30, 2022 and 2021.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
in previous tables. Also, at September 30, 2022 and December 31, 2021, the Bancorp’s unfunded commitment amounts to the private equity funds were $163 million and $124 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $7 million and $4 million during the three months ended September 30, 2022 and 2021, respectively, and $28 million and $12 million during the nine months ended September 30, 2022 and 2021, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of September 30, 2022 and December 31, 2021, the Bancorp’s unfunded commitments to these entities were $1.9 billion and $1.5 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Solar loan securitizations
As a result of a business acquisition in the second quarter of 2022, the Bancorp acquired interests in previously completed securitization transactions in which solar loans were transferred to bankruptcy remote trusts which were deemed to be VIEs. In each of these securitization transactions, the primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide access to liquidity for originated loans. The Bancorp retained certain risk retention interests in the classes of securities issued by the VIEs and retained servicing rights for the underlying loans. The Bancorp has determined that it is not the primary beneficiary of the VIEs because it does not have the obligation to absorb the VIEs expected losses or the right to receive the VIEs expected residual returns that could potentially be significant to the VIEs. The risk retention interests held by the Bancorp were included in available-for-sale debt and other securities on the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
13. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three and nine months ended September 30, 2022 and 2021. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Residential mortgage loan sales(a)	$3,943	4,722	10,445	12,348

Origination fees and gains on loan sales	24	78	73	248
Gross mortgage servicing fees	81	63	230	181
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the nine months ended September 30:

($ in millions)	2022	2021
Balance, beginning of period	$1,121	656
Servicing rights originated	186	172
Servicing rights purchased	208	210
Changes in fair value:
Due to changes in inputs or assumptions(a)	358	123
Other changes in fair value(b)	(141)	(218)
Balance, end of period	$1,732	943
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Securities losses, net – non-qualifying hedges on mortgage servicing rights	$(1)	—	(2)	(2)
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(84)	(11)	(368)	(99)
MSR fair value adjustment due to changes in inputs or assumptions(a)	83	20	358	123
(a)Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended September 30, 2022 and 2021 were as follows:

	September 30, 2022			September 30, 2021
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	6.9	11.3%	760	6.5	10.8%	777
Adjustable-rate	2.2	35.1	803	2.8	28.1	627

At September 30, 2022 and December 31, 2021, the Bancorp serviced $102.7 billion and $89.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the MSR portfolio was 3.53% and 3.45% at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)			Prepayment Speed Assumption				OAS Assumption
	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,726	9.1	5.2%	$(37)	(71)	(160)	723	$(50)	(98)
Adjustable-rate	6	5.1	20.3	(1)	(1)	(2)	1,204	—	—
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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of September 30, 2022 and December 31, 2021, the balance of collateral held by the Bancorp for derivative assets was $1.4 billion and $1.1 billion, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $1.2 billion and $771 million as of September 30, 2022 and December 31, 2021, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of September 30, 2022 and December 31, 2021, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $9 million and $20 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of both September 30, 2022 and December 31, 2021, the balance of collateral posted by the Bancorp for derivative liabilities was $1.3 billion. Additionally, as of September 30, 2022 and December 31, 2021, $1.2 billion and $570 million, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both September 30, 2022 and December 31, 2021, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
September 30, 2022 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,955	110	212
Total fair value hedges		110	212
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	5	—
Interest rate swaps related to C&I loans	8,000	—	97
Interest rate swaps related to C&I loans - forward starting(c)	11,000	3	—
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	—	15
Interest rate swaps related to commercial mortgage and commercial construction loans - forward starting(c)	1,000	—	—
Total cash flow hedges		8	112
Total derivatives designated as qualifying hedging instruments		118	324
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	2,975	66	24
Forward contracts related to residential mortgage loans held for sale(b)	2,418	68	7
Swap associated with the sale of Visa, Inc. Class B Shares	2,884	—	174
Foreign exchange contracts	178	8	—
Interest-only strips	58	5	—
Interest rate contracts for collateral management	12,000	6	5
Interest rate contracts for LIBOR transition	2,372	—	—
Total free-standing derivatives – risk management and other business purposes		153	210
Free-standing derivatives – customer accommodation:
Interest rate contracts(a)	77,980	953	1,726
Interest rate lock commitments	634	3	6
Commodity contracts	15,366	2,367	2,181
TBA securities	50	—	—
Foreign exchange contracts	26,179	745	705
Total free-standing derivatives – customer accommodation		4,068	4,618
Total derivatives not designated as qualifying hedging instruments		4,221	4,828
Total		$4,339	5,152
(a)Derivative assets and liabilities are presented net of variation margin of $813 and $49, respectively.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments.
(c)Forward starting swaps will become effective on various dates between February 2023 and January 2025.

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

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate or to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate. Decisions to enter into these interest rate swaps are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of September 30, 2022, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of September 30, 2022 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

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

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2022	2021	2022	2021
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(230)	(25)	(493)	(124)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	230	25	493	124
Available-for-sale debt and other securities:
Change in fair value of interest rate swaps hedging available-for-sale debt and other securities	Interest on securities	—	9	8	9
Change in fair value of hedged available-for-sale debt and other securities attributable to the risk being hedged	Interest on securities	—	(9)	(8)	(9)

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	September 30, 2022	December 31, 2021
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$3,838	2,339
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	(97)	396
Available-for-sale debt and other securities:
Carrying amount of the hedged items(a)	Available-for-sale debt and other securities	—	465
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Available-for-sale debt and other securities	—	(8)
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(14)	—
(a)The carrying amount represents the amortized cost basis of the hedged items (which excludes unrealized gains and losses) plus the fair value hedging adjustments.

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of September 30, 2022, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of September 30, 2022, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 111 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of September 30, 2022 and December 31, 2021, respectively, $596 million of net deferred losses, net of tax, and $353 million of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of September 30, 2022, $181 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to September 30, 2022.

During both the three and nine months ended September 30, 2022 and 2021, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the pre-tax net (losses) gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Amount of pre-tax net (losses) gains recognized in OCI	$(688)	3	(1,092)	(67)
Amount of pre-tax net gains reclassified from OCI into net income	4	74	140	219

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2022	2021	2022	2021
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$59	23	61	32
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(84)	(11)	(368)	(99)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	11	3	14	(3)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(17)	(17)	(46)	(67)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The total notional amount of the risk participation agreements was $3.7 billion and $3.8 billion at September 30, 2022 and December 31, 2021, respectively, and the fair value was a liability of $8 million at both September 30, 2022 and December 31, 2021 which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2022, the risk participation agreements had a weighted-average remaining life of 3.3 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2022	December 31, 2021
Pass	$3,524	3,733
Special mention	95	13
Substandard	34	34
Total	$3,653	3,780

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2022	2021	2022	2021
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$12	8	37	27
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	2	2	11	19
Interest rate lock commitments	Mortgage banking net revenue	(6)	44	5	132
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	11	6	30	17
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	(1)	(1)	(1)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	15	15	52	45
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	12	2	22	2
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	—	(3)	—

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

The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of September 30, 2022
Derivative assets	$4,336	(1,927)	(864)	1,545
Derivative liabilities	5,146	(1,927)	(661)	2,558
As of December 31, 2021
Derivative assets	$2,896	(837)	(548)	1,511
Derivative liabilities	2,013	(837)	(712)	464
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

15. Other Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	September 30, 2022	December 31, 2021
FHLB advances	$5,750	—
Securities sold under repurchase agreements	475	544
Derivative collateral	127	436
Other borrowed money	26	—
Total other short-term borrowings	$6,378	980

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both September 30, 2022 and December 31, 2021, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

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

On July 28, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes which will mature on July 28, 2030. The senior notes bear interest at a rate of 4.772% per annum to, but excluding, July 28, 2029. From, and including July 28, 2029 until, but excluding July 28, 2030, the senior notes will bear interest at a rate of compounded SOFR plus 2.127%. The Bancorp entered into interest rate swaps designated as fair value hedges to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 2.132%. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed 60 days prior to maturity. For further information on a subsequent event related to long-term debt, refer to Note 24.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	September 30, 2022	December 31, 2021
Commitments to extend credit	$81,206	80,641
Forward contracts related to residential mortgage loans held for sale	2,418	1,952
Letters of credit	2,040	1,953
Capital commitments for private equity investments	163	124
Purchase obligations	124	160
Capital expenditures	103	78

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2022 and December 31, 2021, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $199 million and $182 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2022	December 31, 2021
Pass	$79,242	78,298
Special mention	801	1,058
Substandard	1,163	1,285
Total commitments to extend credit	$81,206	80,641

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of September 30, 2022:

($ in millions)
Less than 1 year(a)	$977
1 - 5 years(a)	1,060
Over 5 years	3
Total letters of credit	$2,040
(a)Includes $1 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both September 30, 2022 and December 31, 2021 and are considered guarantees in accordance with U.S. GAAP. Approximately 67% and 71% of the total standby letters of credit were collateralized as of September 30, 2022 and December 31, 2021, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $25 million and $24 million at September 30, 2022 and December 31, 2021, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2022	December 31, 2021
Pass	$1,849	1,778
Special mention	46	40
Substandard	145	135
Total letters of credit	$2,040	1,953

At September 30, 2022 and December 31, 2021, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of September 30, 2022 and December 31, 2021, total VRDNs, of which FTS was the remarketing agent for all, were $435 million and $464 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $112 million and $118 million of the VRDNs remarketed by FTS at September 30, 2022 and December 31, 2021, respectively. These letters of credit are included in the total letters of credit balance provided in the previous tables. The Bancorp held $2 million and $1 million of these VRDNs in its portfolio and classified them as trading debt securities at September 30, 2022 and December 31, 2021, respectively.

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

As of both September 30, 2022 and December 31, 2021, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $9 million, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of September 30, 2022 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $10 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For both the three months ended September 30, 2022 and 2021, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $16 million and $11 million, respectively, in outstanding principal of loans to satisfy investor demands. For both the nine months ended September 30, 2022 and 2021, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $44 million and $29 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended September 30, 2022 and 2021 were $28 million and $14 million, respectively. Total repurchase demand requests during the nine months ended September 30, 2022 and 2021 were $72 million and $42 million, respectively. Total outstanding repurchase demand inventory was $19 million and $18 million at September 30, 2022 and December 31, 2021, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $8 million and $20 million at September 30, 2022 and December 31, 2021, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both September 30, 2022 and December 31, 2021.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through September 30, 2022, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $174 million at September 30, 2022 and $214 million at December 31, 2021. Refer to Note 14 and Note 22 for further information.

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

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12
Q4 2021	250	11
Q2 2022	600	25

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

Helton v. Fifth Third Bank
On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank, Case No. 2015003814). The plaintiffs alleged breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit sought over $800 million in alleged damages, attorneys’ fees, removal of Fifth Third as trustee, and injunctive relief. On April 20, 2018, the Court granted summary judgment to Fifth Third, dismissing the case in its entirety. On December 18, 2019, the Ohio Court of Appeals affirmed the Probate Court’s dismissal of all of plaintiffs’ claims based upon allegations of Fifth Third’s alleged failure to diversify assets. The appeals court reversed summary judgment on one claim alleging Fifth Third was unjustly enriched through its receipt of certain trust management fees. On remand, on July 28, 2021 the trial court issued an order granting summary judgment to Fifth Third on a portion of plaintiffs’ unjust enrichment claim. Plaintiffs abandoned the remainder of the unjust enrichment claim. On March 30, 2022, the appellate court affirmed the trial court’s grant of summary judgment.

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

In addition, shareholder derivative lawsuits have been filed seeking monetary damages on behalf of the Bancorp alleging certain claims against various officers and directors relating to an alleged improper cross-selling strategy. Five lawsuits have been consolidated into a single action pending in the U.S. District Court for the Northern District of Illinois captioned In re Fifth Third Bancorp Derivative Litigation, Case No. 1:20-cv-04115. Those cases consist of: (1) Pemberton v. Carmichael, et al., Case No. 20-cv-4115 (filed July 13, 2020); (2) Meyer v. Carmichael, et al., Case No. 20-cv-4244 (filed July 17, 2020); (3) Cox v. Carmichael, et al., Case No. 20-cv-4660 (filed August 7, 2020); (4) Hansen v. Carmichael, et al., Case No. 20-cv-5339 (filed September 10, 2020); and (5) Reese v. Carmichael, et al., Case No. 1:21-cv-01631 (filed November 4, 2020 originally as Case No. 20-cv-866 in the Southern District of Ohio). On March 31, 2022, the district court granted the defendants’ motion to dismiss those cases without prejudice. On April 29, 2022, plaintiffs filed an amended complaint. Also separately pending in the Hamilton County, Ohio Court of Common Pleas is Sandys v. Carmichael, et al., Case No. A2004539 (filed December 28, 2020) and The City of Miami Firefighters’ and Police Officers’ Retirement Trust v. Carmichael, et al., Case No. A2200330 (filed January 27, 2022). On April 18, 2022, the Sandys shareholder voluntarily dismissed the lawsuit without prejudice. The case brought by The City of Miami Firefighters’ and Police Officers’ Retirement Trust is pending.

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

Governmental Investigations and Proceedings
The Bancorp and/or its affiliates are or may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, including but not limited to the FRB, OCC, CFPB, SEC, FINRA, U.S. Department of Justice, etc., as well as state and other governmental authorities and self-regulatory bodies regarding their respective businesses. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences or reputational harm to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement. Additionally, in some cases, regulatory authorities may take supervisory actions that are considered to be confidential supervisory information which may not be publicly disclosed.

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings, in an aggregate amount up to approximately $73 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

19. Income Taxes
The applicable income tax expense was $192 million and $191 million for the three months ended September 30, 2022 and 2021, respectively, and $470 million and $582 million for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rates for the three months ended September 30, 2022 and 2021 were 22.7% and 21.3%, respectively, and 21.6% for both the nine months ended September 30, 2022 and 2021.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
20. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
September 30, 2022 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(2,780)	651	(2,129)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	(2,780)	651	(2,129)	(2,546)	(2,129)	(4,675)

Unrealized holding losses on cash flow hedge derivatives arising during period	(688)	158	(530)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(4)	1	(3)
Net unrealized losses on cash flow hedge derivatives	(692)	159	(533)	(63)	(533)	(596)

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	—	—	—	(31)	—	(31)

Other	—	—	—	(4)	—	(4)
Total	$(3,472)	810	(2,662)	(2,644)	(2,662)	(5,306)

	Total OCI			Total AOCI
September 30, 2021 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(368)	87	(281)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(1)	—	(1)
Net unrealized gains on available-for-sale debt securities	(369)	87	(282)	1,472	(282)	1,190

Unrealized holding gains on cash flow hedge derivatives arising during period	3	(1)	2
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(74)	16	(58)
Net unrealized gains on cash flow hedge derivatives	(71)	15	(56)	548	(56)	492

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	3	(1)	2
Defined benefit pension plans, net	2	(1)	1	(42)	1	(41)

Other	—	—	—	(4)	—	(4)
Total	$(438)	101	(337)	1,974	(337)	1,637

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The tables below present the activity of the components of OCI and AOCI for the nine months ended:

	Total OCI			Total AOCI
September 30, 2022 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(7,249)	1,685	(5,564)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(3)	1	(2)
Net unrealized losses on available-for-sale debt securities	(7,252)	1,686	(5,566)	891	(5,566)	(4,675)

Unrealized holding losses on cash flow hedge derivatives arising during period	(1,092)	252	(840)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(140)	31	(109)
Net unrealized losses on cash flow hedge derivatives	(1,232)	283	(949)	353	(949)	(596)

Net actuarial loss arising during the year	(2)	—	(2)
Reclassification of amounts to net periodic benefit costs	5	(1)	4
Defined benefit pension plans, net	3	(1)	2	(33)	2	(31)

Other	—	—	—	(4)	—	(4)
Total	$(8,481)	1,968	(6,513)	1,207	(6,513)	(5,306)

	Total OCI			Total AOCI
September 30, 2021 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(978)	230	(748)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	9	(2)	7
Net unrealized gains on available-for-sale debt securities	(969)	228	(741)	1,931	(741)	1,190

Unrealized holding losses on cash flow hedge derivatives arising during period	(67)	14	(53)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(219)	46	(173)
Net unrealized gains on cash flow hedge derivatives	(286)	60	(226)	718	(226)	492

Net actuarial loss arising during the year	(2)	—	(2)
Reclassification of amounts to net periodic benefit costs	7	(2)	5
Defined benefit pension plans, net	5	(2)	3	(44)	3	(41)

Other	—	—	—	(4)	—	(4)
Total	$(1,250)	286	(964)	2,601	(964)	1,637

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2022	2021	2022	2021
Net unrealized (losses) gains on available-for-sale debt securities:(b)
Net gains (losses) included in net income	Securities (losses) gains, net	$—	1	3	(9)
	Income before income taxes	—	1	3	(9)
	Applicable income tax expense	—	—	(1)	2
	Net income	—	1	2	(7)
Net unrealized (losses) gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	4	74	140	219
	Income before income taxes	4	74	140	219
	Applicable income tax expense	(1)	(16)	(31)	(46)
	Net income	3	58	109	173
Net periodic benefit costs:(b)
Amortization of net actuarial loss	Compensation and benefits(a)	(1)	(2)	(3)	(5)
Settlements	Compensation and benefits(a)	—	(1)	(2)	(2)
	Income before income taxes	(1)	(3)	(5)	(7)
	Applicable income tax expense	—	1	1	2
	Net income	(1)	(2)	(4)	(5)

Total reclassifications for the period	Net income	$2	57	107	161
(a)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 22 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information.
(b)Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
21. Earnings Per Share
The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2022			2021
For the three months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$631			$684
Less: Income allocated to participating securities	—			1
Net income allocated to common shareholders	$631	689	$0.91	$683	697	$0.98
Earnings Per Diluted Share:
Net income available to common shareholders	$631			$684
Effect of dilutive securities:
Stock-based awards	—	6		—	9
Net income available to common shareholders plus assumed conversions	$631			$684
Less: Income allocated to participating securities	—			1
Net income allocated to common shareholders plus assumed conversions	$631	695	$0.91	$683	706	$0.97

	2022			2021
For the nine months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$1,631			$2,032
Less: Income allocated to participating securities	1			5
Net income allocated to common shareholders	$1,630	689	$2.37	$2,027	707	$2.87
Earnings Per Diluted Share:
Net income available to common shareholders	$1,631			$2,032
Effect of dilutive securities:
Stock-based awards	—	6		—	9
Net income available to common shareholders plus assumed conversions	$1,631			$2,032
Less: Income allocated to participating securities	1			5
Net income allocated to common shareholders plus assumed conversions	$1,630	695	$2.34	$2,027	716	$2.83

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for both the three and nine months ended September 30, 2022 excludes 3 million shares of stock-based awards because their inclusion would have been anti-dilutive. The diluted earnings per share computation for both the three and nine months ended September 30, 2021 excludes an immaterial amount of stock-based awards because their inclusion would have been anti-dilutive.

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

	Fair Value Measurements Using
September 30, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,377	—	—	2,377
Obligations of states and political subdivisions securities	—	18	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	11,232	—	11,232
Agency commercial mortgage-backed securities	—	25,889	—	25,889
Non-agency commercial mortgage-backed securities	—	4,708	—	4,708
Asset-backed securities and other debt securities	—	6,191	—	6,191
Available-for-sale debt and other securities(a)	2,377	48,038	—	50,415
Trading debt securities:
U.S. Treasury and federal agencies securities	73	9	—	82
Obligations of states and political subdivisions securities	—	36	—	36
Agency residential mortgage-backed securities	—	7	—	7
Asset-backed securities and other debt securities	—	289	—	289
Trading debt securities	73	341	—	414
Equity securities	306	9	—	315
Residential mortgage loans held for sale	—	1,107	—	1,107
Residential mortgage loans(b)	—	—	125	125
Servicing rights	—	—	1,732	1,732
Derivative assets:
Interest rate contracts	70	1,142	7	1,219
Foreign exchange contracts	—	753	—	753
Commodity contracts	89	2,278	—	2,367
Derivative assets(c)	159	4,173	7	4,339
Total assets	$2,915	53,668	1,864	58,447
Liabilities:
Derivative liabilities:
Interest rate contracts	$8	2,070	14	2,092
Foreign exchange contracts	—	705	—	705
Equity contracts	—	—	174	174
Commodity contracts	217	1,964	—	2,181
Derivative liabilities(d)	225	4,739	188	5,152
Short positions:
U.S. Treasury and federal agencies securities	78	—	—	78
Asset-backed securities and other debt securities	—	222	—	222
Short positions(d)	78	222	—	300
Total liabilities	$303	4,961	188	5,452
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $382, $490 and $2, respectively, at September 30, 2022.
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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At September 30, 2022 and December 31, 2021, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net liability fair value of the Bancorp’s IRLCs at September 30, 2022 was $3 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the liability of approximately $5 million and $10 million, respectively. Immediate increases in current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the liability of approximately $6 million and $12 million, respectively. Immediate changes in the assumed loan closing rates, either adverse or favorable, of 10% and 20% would result in changes in the fair value of IRLCs of approximately an immaterial amount and $1 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2022 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$133	1,582	8	(199)	1,524
Total gains (losses) (realized/unrealized):(b)
Included in earnings	(7)	48	(5)	(17)	19
Purchases/originations	—	102	(1)	—	101
Settlements	(4)	—	(9)	42	29
Transfers into Level 3(c)	3	—	—	—	3
Balance, end of period	$125	1,732	(7)	(174)	1,676
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2022	$(7)	80	(2)	(17)	54
(a)Net interest rate derivatives include derivative assets and liabilities of $7 and $14, respectively, as of September 30, 2022.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2022.
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
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2021.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2022 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$154	1,121	4	(214)	1,065
Total gains (losses) (realized/unrealized):(b)
Included in earnings	(20)	217	8	(46)	159
Purchases/originations/acquisitions	—	394	1	—	395
Settlements	(19)	—	(20)	86	47
Transfers into Level 3(c)	10	—	—	—	10
Balance, end of period	$125	1,732	(7)	(174)	1,676
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2022	$(20)	338	1	(46)	273
(a)Net interest rate derivatives include derivative assets and liabilities of $7 and $14, respectively, as of September 30, 2022.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2022.
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

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Mortgage banking net revenue	$35	—	202	38
Commercial banking revenue	1	—	3	2
Other noninterest income	(17)	(17)	(46)	(67)
Total gains (losses)	$19	(17)	159	(27)

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2022 and 2021 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Mortgage banking net revenue	$70	44	316	102
Commercial banking revenue	1	—	3	2
Other noninterest income	(17)	(17)	(46)	(67)
Total gains (losses)	$54	27	273	37

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present information as of September 30, 2022 and 2021 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of September 30, 2022 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$125	Loss rate model	Interest rate risk factor	(24.6)	-	2.6%		(13.1)%	(a)
			Credit risk factor	—	-	23.1%		0.4%	(a)
							(Fixed)	5.2%	(b)
Servicing rights	1,732	DCF	Prepayment speed	—	-	100%	(Adjustable)	20.3%	(b)
							(Fixed)	723	(b)
			OAS (bps)	615	-	1,513	(Adjustable)	1,204	(b)
IRLCs, net	(3)	DCF	Loan closing rates	48.9	-	98.6%		90.1%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(174)	DCF	Timing of the resolution of the Covered Litigation	Q4 2023	-	Q3 2026	Q1 2025		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of September 30, 2022 and 2021, and for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2022 and 2021, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total Losses
As of September 30, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Commercial loans and leases	$—	—	161	161	(42)	(89)
Consumer and residential mortgage loans	—	—	120	120	—	—
OREO	—	—	3	3	—	—
Bank premises and equipment	—	—	3	3	(1)	(2)
Operating lease equipment	—	—	2	2	—	(2)
Private equity investments	—	9	1	10	(1)	(8)
Total	$—	9	290	299	(44)	(101)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of September 30, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Commercial loans held for sale	$—	—	2	2	—	2
Commercial loans and leases	—	—	268	268	7	(37)
Consumer and residential mortgage loans	—	—	126	126	—	(1)
OREO	—	—	9	9	—	(6)
Bank premises and equipment	—	—	11	11	(3)	(6)
Operating lease equipment	—	—	31	31	—	(25)
Private equity investments	—	1	14	15	8	8
Total	$—	1	461	462	12	(65)

The following tables present information as of September 30, 2022 and 2021 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of September 30, 2022 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$161	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	120	Appraised value	Collateral value	NM	NM
OREO	3	Appraised value	Appraised value	NM	NM
Bank premises and equipment	3	Appraised value	Appraised value	NM	NM
Operating lease equipment	2	Appraised value	Appraised value	NM	NM
Private equity investments	1	Comparable company analysis	Market comparable transactions	NM	NM

As of September 30, 2021 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$2	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	268	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	126	Appraised value	Collateral value	NM	NM
OREO	9	Appraised value	Appraised value	NM	NM
Bank premises and equipment	11	Appraised value	Appraised value	NM	NM
Operating lease equipment	31	Appraised value	Appraised value	NM	NM
Private equity investments	14	Comparable company analysis	Market comparable transactions	NM	NM

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale resulting in positive fair value adjustments of an immaterial amount and $1 million during the three and nine months ended September 30, 2021, respectively. These valuations were based on quoted prices for similar assets in active markets (Level 2 of the valuation hierarchy), appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised values of the assets (Level 3 of the valuation hierarchy). The Bancorp recognized gains of an immaterial amount and $1 million on the sale of certain commercial loans held for sale during the three and nine months ended September 30, 2021, respectively.

Portfolio loans and leases
During the three and nine months ended September 30, 2022 and 2021, the Bancorp recorded nonrecurring impairment adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the amortized cost basis of the loan or lease exceeds the estimated net realizable value of the collateral, then an ALLL is recognized, or a charge-off once the remaining amount is considered uncollectible.

OREO
During the three and nine months ended September 30, 2022 and 2021, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses include an immaterial amount in losses recorded as charge-offs on new OREO properties

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
transferred from loans, during both the three and nine months ended September 30, 2022, compared to an immaterial amount and $6 million in losses during the three and nine months ended September 30, 2021, respectively. These losses also included immaterial amounts recorded as fair value adjustments for properties subsequent to their transfer into OREO. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of an immaterial amount and $4 million during the three and nine months ended September 30, 2022, respectively, and gains of $10 million during both the three and nine months ended September 30, 2021, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2022 includes a cumulative $45 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairment charges of $1 million and $12 million for the three and nine months ended September 30, 2022, respectively, and impairment charges of $2 million for both the three and nine months ended September 30, 2021. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2022 includes a cumulative $34 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fair value changes recognized in earnings for residential mortgage loans held at September 30, 2022 and 2021 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included losses of $49 million and gains of $46 million, respectively. These losses and gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million and an immaterial amount at September 30, 2022 and December 31, 2021, respectively. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

September 30, 2022 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$1,232	1,281	(49)
Past due loans of 90 days or more	1	1	—
Nonaccrual loans	2	2	—
December 31, 2021
Residential mortgage loans measured at fair value	$1,177	1,149	28
Past due loans of 90 days or more	3	3	—
Nonaccrual loans	—	—	—

The Bancorp may invest in certain hybrid financial instruments with embedded derivatives that are not clearly and closely related to the host contracts. The Bancorp elected to measure the entire instrument at fair value with changes in fair value recognized in earnings. The Bancorp did not hold these investments as of September 30, 2022 and the carrying value of these investments was $89 million as of December 31, 2021 and the investments were classified as trading debt securities in the Condensed Consolidated Balance Sheets. Fair value changes recognized in earnings included gains of zero and $11 million for the three and nine months ended September 30, 2022, respectively, and losses of $1 million and gains of an immaterial amount for the three and nine months ended September 30, 2021, respectively, reported in securities (losses) gains, net in the Condensed Consolidated Statements of Income.

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of September 30, 2022 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,068	3,068	—	—	3,068
Other short-term investments	6,594	6,594	—	—	6,594
Other securities	874	—	874	—	874
Held-to-maturity securities	5	—	—	5	5
Loans and leases held for sale	833	—	—	837	837
Portfolio loans and leases:
Commercial loans and leases	74,620	—	—	74,090	74,090
Consumer and residential mortgage loans	43,155	—	—	40,819	40,819
Total portfolio loans and leases, net	$117,775	—	—	114,909	114,909
Financial liabilities:
Deposits	$161,652	—	161,606	—	161,606
Federal funds purchased	212	212	—	—	212
Other short-term borrowings	6,378	—	6,365	—	6,365
Long-term debt	11,808	11,032	403	—	11,435

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2021 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,994	2,994	—	—	2,994
Other short-term investments	34,572	34,572	—	—	34,572
Other securities	519	—	519	—	519
Held-to-maturity securities	8	—	—	8	8
Loans and leases held for sale	3,392	—	—	3,405	3,405
Portfolio loans and leases:
Commercial loans and leases	69,166	—	—	69,924	69,924
Consumer and residential mortgage loans	40,838	—	—	41,632	41,632
Total portfolio loans and leases, net	$110,004	—	—	111,556	111,556
Financial liabilities:
Deposits	$169,324	—	169,316	—	169,316
Federal funds purchased	281	281	—	—	281
Other short-term borrowings	980	—	980	—	980
Long-term debt	11,425	12,091	387	—	12,478

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

During the third quarter of 2022, the Bancorp reorganized its management reporting structure and now reports on three business segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management. This reorganization primarily involved merging the Bancorp’s previously reported Branch Banking and Consumer Lending segments and the transfer of certain portions of the newly combined segment to the Commercial Banking segment. These portions primarily included the loans, deposits and other services provided to relationship manager assigned lower middle-market business customers, along with the income and expenses associated with those customers. Prior period results have been adjusted to conform to the new segment presentation.

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

Consumer and Small Business Banking provides a full range of deposit and loan products to individuals and small businesses through a network of full-service banking centers and relationships with indirect and correspondent loan originators in addition to providing products designed to meet the specific needs of small businesses, including cash management services. Consumer and Small Business Banking includes the Bancorp’s residential mortgage, home equity loans and lines of credit, credit cards, automobile and other indirect lending and other consumer lending activities. Residential mortgage activities include the origination, retention and servicing of residential mortgage loans, sales and securitizations of those loans and all associated hedging activities. Indirect lending activities include extending loans to consumers through automobile dealers, motorcycle dealers, powersport dealers, recreational vehicle dealers and marine dealers. Other consumer lending activities include home improvement and solar energy installation loans originated through a network of contractors and installers.

Wealth and Asset Management provides a full range of wealth management services for individuals, companies and not-for-profit organizations. Wealth and Asset Management is made up of three main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full-service retail brokerage services to individual clients and broker-dealer services to the institutional marketplace. Fifth Third Private Bank offers wealth management strategies to high net worth and ultra-high net worth clients through wealth planning, investment management, banking, insurance, trust and estate services. Fifth Third

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Institutional Services provides advisory services for institutional clients including middle market businesses, non-profits, states and municipalities.

The following tables present the results of operations and assets by business segment for the three months ended:

September 30, 2022 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$594	833	79	(8)		—		1,498
Provision for (benefit from) credit losses	(2)	34	—	126		—		158
Net interest income after provision for (benefit from) credit losses	$596	799	79	(134)		—		1,340
Noninterest income:
Service charges on deposits	$90	53	—	—		—		143
Wealth and asset management revenue	1	52	132	—		(44)	(a)	141
Commercial banking revenue	133	1	1	(1)		—		134
Card and processing revenue	22	79	1	3		—		105
Leasing business revenue	60	—	—	—		—		60
Mortgage banking net revenue	—	69	—	—		—		69
Other noninterest income(b)	24	33	—	2		—		59
Securities losses, net	(32)	—	—	(6)		—		(38)
Securities losses, net – non-qualifying hedges on MSRs	—	(1)	—	—		—		(1)
Total noninterest income	$298	286	134	(2)		(44)		672
Noninterest expense:
Compensation and benefits	$147	207	54	197		—		605
Technology and communications	2	6	—	98		—		106
Net occupancy expense	10	49	3	12		—		74
Equipment expense	7	9	—	20		—		36
Leasing business expense	33	—	—	—		—		33
Marketing expense	1	20	—	14		—		35
Card and processing expense	3	19	—	(1)		—		21
Other noninterest expense	237	298	85	(319)		(44)		257
Total noninterest expense	$440	608	142	21		(44)		1,167
Income (loss) before income taxes	$454	477	71	(157)		—		845
Applicable income tax expense (benefit)	85	100	15	(8)		—		192
Net income (loss)	$369	377	56	(149)		—		653
Total goodwill	$2,324	2,375	226	—		—		4,925
Total assets	$83,798	84,653	12,232	24,780	(c)	—		205,463
(a)Revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes $1 of impairment charges for bank premises and equipment recorded in Consumer and Small Business Banking. For more information, refer to Note 7 and Note 22.
(c)Includes bank premises and equipment of $24 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2021 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$394	429	22	344		—		1,189
(Benefit from) provision for credit losses	(250)	19	—	189		—		(42)
Net interest income after (benefit from) provision for credit losses	$644	410	22	155		—		1,231
Noninterest income:
Service charges on deposits	$96	56	—	—		—		152
Wealth and asset management revenue	—	53	140	—		(46)	(a)	147
Commercial banking revenue	151	1	—	—		—		152
Card and processing revenue	21	78	1	2		—		102
Leasing business revenue	78	—	—	—		—		78
Mortgage banking net revenue	—	85	1	—		—		86
Other noninterest income(b)	26	28	1	65		—		120
Securities (losses) gains, net	2	—	—	(3)		—		(1)
Securities losses, net – non-qualifying hedges on MSRs	—	—	—	—		—		—
Total noninterest income	$374	301	143	64		(46)		836
Noninterest expense:
Compensation and benefits	$152	207	48	220		—		627
Technology and communications	5	4	—	89		—		98
Net occupancy expense(c)	9	49	4	17		—		79
Equipment expense	7	9	—	18		—		34
Leasing business expense	33	—	—	—		—		33
Marketing expense	1	11	1	16		—		29
Card and processing expense	2	18	—	(1)		—		19
Other noninterest expense	225	295	81	(302)		(46)		253
Total noninterest expense	$434	593	134	57		(46)		1,172
Income before income taxes	$584	118	31	162		—		895
Applicable income tax expense	114	25	7	45		—		191
Net income	$470	93	24	117		—		704
Total goodwill	$1,981	2,302	231	—		—		4,514
Total assets	$72,423	83,130	11,272	40,906	(d)	—		207,731
(a)Revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $3 recorded in Consumer and Small Business Banking for bank premises and equipment. For more information, refer to Note 7 and Note 22.
(c)Includes impairment losses and termination charges of $1 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(d)Includes bank premises and equipment of $25 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the nine months ended:

September 30, 2022 ($ in millions)	Commercial Banking		Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,669		1,981	167	215		—		4,032
Provision for credit losses	44		93	—	246		—		383
Net interest income after provision for credit losses	$1,625		1,888	167	(31)		—		3,649
Noninterest income:
Service charges on deposits	$285		164	1	(1)		—		449
Wealth and asset management revenue	2		154	407	—		(133)	(a)	430
Commercial banking revenue	405		2	1	(2)		—		406
Card and processing revenue	65		231	2	8		—		306
Leasing business revenue	179	(c)	—	—	—		—		179
Mortgage banking net revenue	—		151	1	—		—		152
Other noninterest income(b)	88		86	—	21		—		195
Securities losses, net	(32)		—	—	(52)		—		(84)
Securities losses, net – non-qualifying hedges on MSRs	—		(2)	—	—		—		(2)
Total noninterest income	$992		786	412	(26)		(133)		2,031
Noninterest expense:
Compensation and benefits	$483		630	166	621		—		1,900
Technology and communications	9		15	1	281		—		306
Net occupancy expense(e)	30		147	9	39		—		225
Equipment expense	21		28	—	59		—		108
Leasing business expense	95		—	—	—		—		95
Marketing expense	3		44	1	39		—		87
Card and processing expense	8		54	—	(3)		—		59
Other noninterest expense	712		871	244	(973)		(133)		721
Total noninterest expense	$1,361		1,789	421	63		(133)		3,501
Income (loss) before income taxes	$1,256		885	158	(120)		—		2,179
Applicable income tax expense	230		186	33	21		—		470
Net income (loss)	$1,026		699	125	(141)		—		1,709
Total goodwill	$2,324		2,375	226	—		—		4,925
Total assets	$83,798		84,653	12,232	24,780	(d)	—		205,463
(a)Revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes $2 of impairment charges for bank premises and equipment recorded in Consumer and Small Business Banking. For more information, refer to Note 7 and Note 22.
(c)Includes impairment charges of $2 for operating lease equipment. For more information, refer to Note 8 and Note 22.
(d)Includes bank premises and equipment of $24 classified as held for sale. For more information, refer to Note 7.
(e)Includes $2 of impairment losses and termination charges for ROU assets related to certain operating leases. For more information, refer to Note 9.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2021 ($ in millions)	Commercial Banking		Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,183		1,247	64	1,080		—		3,574
(Benefit from) provision for credit losses	(479)		95	(1)	55		—		(330)
Net interest income after (benefit from) provision for credit losses	$1,662		1,152	65	1,025		—		3,904
Noninterest income:
Service charges on deposits	$288		157	—	—		—		445
Wealth and asset management revenue	2		154	414	—		(134)	(a)	436
Commercial banking revenue	462		2	1	—		—		465
Card and processing revenue	57		232	2	7		—		298
Leasing business revenue	226	(c)	—	—	—		—		226
Mortgage banking net revenue	—		233	2	—		—		235
Other noninterest income(b)	70		75	3	63		—		211
Securities gains, net	8		—	—	4		—		12
Securities losses, net – non-qualifying hedges on MSRs	—		(2)	—	—		—		(2)
Total noninterest income	$1,113		851	422	74		(134)		2,326
Noninterest expense:
Compensation and benefits	$475		633	151	712		—		1,971
Technology and communications	12		12	1	260		—		285
Net occupancy expense(d)	28		149	11	47		—		235
Equipment expense	19		28	—	55		—		102
Leasing business expense	102		—	—	—		—		102
Marketing expense	4		26	1	41		—		72
Card and processing expense	5		68	—	(3)		—		70
Other noninterest expense	668		882	236	(948)		(134)		704
Total noninterest expense	$1,313		1,798	400	164		(134)		3,541
Income before income taxes	$1,462		205	87	935		—		2,689
Applicable income tax expense	276		44	19	243		—		582
Net income	$1,186		161	68	692		—		2,107
Total goodwill	$1,981		2,302	231	—		—		4,514
Total assets	$72,423		83,130	11,272	40,906	(e)	—		207,731
(a)Revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $6 and $1 for branches and land recorded in Consumer and Small Business Banking and General Corporate and Other, respectively. For more information, refer to Note 7 and Note 22.
(c)Includes impairment charges of $25 for operating lease equipment. For more information, refer to Note 8 and Note 22.
(d)Includes impairment losses and termination charges of $3 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(e)Includes bank premises and equipment of $25 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
24. Subsequent Event
On October 27, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes which will mature on October 27, 2028. The senior notes will bear interest at a rate of 6.361% per annum to, but excluding, October 27, 2027. From, and including October 27, 2027 until, but excluding October 27, 2028, the senior notes will bear interest at a rate of compounded SOFR plus 2.192%. The Bancorp entered into interest rate swaps designated as fair value hedges to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 2.193%. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed on or after 30 days prior to maturity. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to October 27, 2027, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, or (b) the discounted present value of the remaining scheduled payments of principal and interest that would be due if the senior notes being redeemed matured on October 27, 2027.

On October 27, 2022, under its global bank note program, the Bank issued and sold $1 billion of fixed-rate/floating-rate senior notes which will mature on October 27, 2025. The senior notes will bear interest at a rate of 5.852% per annum to, but excluding, October 27, 2024. From, and including October 27, 2024 until, but excluding October 27, 2025, the senior notes will bear interest at a rate of compounded SOFR plus 1.230%. The Bank entered into interest rate swaps designated as fair value hedges to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 1.218%. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed on or after 30 days prior to maturity.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 18 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
There have been no material changes made during the third quarter of 2022 to any of the risk factors as previously disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2022.

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
4.1
Thirteenth Supplemental Indenture dated as of July 28, 2022 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee, as amended by Article 4 of the Twelfth Supplemental Indenture dated April 25, 2022 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 28, 2022.

4.2	Form of 4.772% Fixed Rate/Floating Rate Senior Notes due 2030. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 28, 2022.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: November 8, 2022

/s/ James C. Leonard
James C. Leonard
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)