Form 10-K
period 2022-12-31
FIFTH THIRD BANCORP
filed 2023-02-24
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒
There were 678,585,140 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2023. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $20,129,206,051 as of June 30, 2022.
17 Fifth Third Bancorp

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (the “SEC”) with respect to annual reports on Form 10-K and annual reports to shareholders. Sections of the Bancorp’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Only those sections of this 2022 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the registrant’s Form 10-K for the year ended December 31, 2022. No other information contained in this 2022 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the registrant’s Form 10-K.

10-K CROSS REFERENCE INDEX

18 Fifth Third Bancorp

FORWARD-LOOKING STATEMENTS
This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements other than statements of historical fact are forward-looking statements. These statements relate to our financial condition, results of operations, plans, objectives, future performance, capital actions or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in the Risk Factors section in Item 1A in this Annual Report on Form 10-K. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) effects of the global COVID-19 pandemic; (2) deteriorating credit quality; (3) loan concentration by location or industry of borrowers or collateral; (4) problems encountered by other financial institutions; (5) inadequate sources of funding or liquidity; (6) unfavorable actions of rating agencies; (7) inability to maintain or grow deposits; (8) limitations on the ability to receive dividends from subsidiaries; (9) cyber-security risks; (10) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (11) failures by third-party service providers; (12) inability to manage strategic initiatives and/or organizational changes; (13) inability to implement technology system enhancements; (14) failure of internal controls and other risk management systems; (15) losses related to fraud, theft, misappropriation or violence; (16) inability to attract and retain skilled personnel; (17) adverse impacts of government regulation; (18) governmental or regulatory changes or other actions; (19) failures to meet applicable capital requirements; (20) regulatory objections to Fifth Third’s capital plan; (21) regulation of Fifth Third’s derivatives activities; (22) deposit insurance premiums; (23) assessments for the orderly liquidation fund; (24) replacement of LIBOR; (25) weakness in the national or local economies; (26) global political and economic uncertainty or negative actions; (27) changes in interest rates and the effects of inflation; (28) changes and trends in capital markets; (29) fluctuation of Fifth Third’s stock price; (30) volatility in mortgage banking revenue; (31) litigation, investigations, and enforcement proceedings by governmental authorities; (32) breaches of contractual covenants, representations and warranties; (33) competition and changes in the financial services industry; (34) changing retail distribution strategies, customer preferences and behavior; (35) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (36) potential dilution from future acquisitions; (37) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (38) results of investments or acquired entities; (39) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (40) inaccuracies or other failures from the use of models; (41) effects of critical accounting policies and judgments or the use of inaccurate estimates; (42) weather-related events, other natural disasters, or health emergencies (including pandemics); (43) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity; (44) changes in law or requirements imposed by Fifth Third’s regulators impacting our capital actions, including dividend payments and stock repurchases; and (45) Fifth Third’s ability to meet its environmental and/or social targets, goals and commitments. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as may be required by law, and we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The information contained herein is intended to be reviewed in its totality, and any stipulations, conditions or provisos that apply to a given piece of information in one part of this report should be read as applying mutatis mutandis to every other instance of such information appearing herein.
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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio and is the indirect holding company of Fifth Third Bank, National Association (the “Bank”). As of December 31, 2022, Fifth Third had $207 billion in assets and operates 1,087 full-service Banking Centers and 2,132 Fifth Third branded ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Georgia, North Carolina and South Carolina. The Bancorp operates three main businesses: Commercial Banking, Consumer and Small Business Banking and Wealth & Asset Management. Fifth Third is among the largest money managers in the Midwest and, as of December 31, 2022, had $510 billion in assets under care, of which it managed $55 billion for individuals, corporations and not-for-profit organizations. Investor information and press releases can be viewed on the Bancorp’s Investor Relations website at ir.53.com. Information on or accessible through our website is not deemed to be incorporated into this Annual Report on Form 10-K. Website references in this Annual Report are merely textual references. Fifth Third’s common stock is traded on the NASDAQ® Global Select Market under the symbol “FITB.”

The Bancorp’s subsidiaries provide a wide range of financial products and services to the commercial, financial, retail, governmental, educational, energy and healthcare sectors. This includes a variety of checking, savings and money market accounts, wealth management solutions, payments and commerce solutions, insurance services and credit products such as commercial loans and leases, mortgage loans, credit cards, installment loans and auto loans. These products and services are delivered through a variety of channels including the Bancorp’s banking centers, other offices, telephone sales, the internet and mobile applications. The Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund (the “DIF”). Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of subsidiaries of the Bancorp as of February 15, 2023.

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

Human Capital Resources
The Bancorp’s human capital programs are designed to attract, develop and retain a workforce that reflects the communities it serves. As of December 31, 2022, the Bancorp had 19,319 full-time equivalent employees, compared to 19,112 as of December 31, 2021. These employees support the organization’s ambition to be the One Bank people most value and trust by upholding its four Core Values: Be Respectful & Inclusive, Take Accountability, Work as One Bank and Act with Integrity.

20 Fifth Third Bancorp

Equality, Equity and Inclusion
Fifth Third believes that inclusion and diversity are essential to living its Core Values, serving its customers, delivering financial performance and being recognized as a leader in building an engaging workplace, a strong supplier base and vibrant communities. As of December 31, 2022, the Bancorp’s employees were approximately 58% female and approximately 28% persons of color: 72% White, 13% Black/African American, 8% Hispanic/Latino, 5% Asian, and 2% Other.

The Bancorp has continued to focus on accelerating racial equality, equity and inclusion as a key priority. The Bancorp has an Executive Diversity Leadership Council which continues to lead concentrated strategies across several key workstreams that focus on employees, customers, and the community.

To support its commitment, the Bancorp has invested in the ongoing growth and expansion of its employee Business Resource Groups (“BRGs”). These groups: African American, Asian & Pacific Islander, Individuals with Disabilities, Latino, LGBTQ+, Military, Women’s, Young Professionals, and Sustainability support the Bancorp’s three BRG Pillars; to drive business innovation, encourage community volunteerism, and provide an environment that supports employee development, engagement and networking. In 2022, Fifth Third launched a new Sustainability BRG. The group focuses on social, environmental and related matters which include, but are not limited to, community engagement initiatives, philanthropy, environmental programs and corporate governance practices.

The Bancorp continued to drive meaningful change in our inclusion and diversity efforts by progressing towards the Six Bold Goals it plans to achieve by 2025:
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

Progressing on these goals, the Bancorp has seen an increase in diversity of its workforce in seven of the nine states in its branch network footprint that include 250 or more employees and continues to be recognized in various nationwide rankings for advancing as a leader in inclusion and diversity. The Bancorp has also continued to progress towards its goal of achieving and sustaining a 10% supplier diversity spend during the year ended December 31, 2022.

Engagement and Development
Fifth Third believes that an engaged workforce is one of its most valuable assets in sustaining its success. The Bancorp’s continuous listening strategy forms the foundation of its employee culture. The Bancorp’s holistic approach to collecting, measuring and responding to employee feedback enhances engagement with employees at critical points during their careers and during times of change in business or work environments. Feedback is collected through a variety of methods, including the Employee Viewpoints Survey which includes questions around engagement, inclusion, customer experience and the Bancorp’s culture.

Each year, the Bancorp requires all employees and contingent workers to complete courses related to risk and compliance on topics that support strong risk management behaviors and accountability. In addition, the Bancorp’s learning and development strategy delivers personalized and accessible experiences that fuel career growth and help retain talent. Employees completed over 775,000 training hours during 2022, including content covering unconscious bias.

Total Rewards – Compensation and Benefits
The Bancorp is committed to providing competitive compensation programs that attract and retain top talent to drive its business strategy, effectively manage risk within incentive programs designed to pay for performance, consider applicable regulatory expectations with attention to corporate values and behavioral expectations, and align with the creation of long-term shareholder value.

The Bancorp continuously analyzes its compensation and benefits programs and practices with the objective of providing all employees with an equal opportunity to maximize their potential. In 2022, the Bancorp raised its minimum wage to $20 per hour and concurrently provided a wage adjustment for its first four job levels. These changes resulted in a compensation increase for more than 40% of the Bancorp’s employees. The Bancorp continues to honor a footprint-wide ban on salary history, which means that the Bancorp does not ask for a candidate’s current salary to use as a factor in determining an employment offer.

The Bancorp offers a holistic suite of benefits that demonstrates its commitment to its employees’ physical, financial and personal health and well-being. In addition to traditional benefit offerings, the Bancorp offers a 401(k) retirement program that pays a match up to 7% of an employee’s eligible compensation, parental bonding leave, telemedicine services, and tools that help find the highest quality and lowest cost treatment options. These services help assist employees in maintaining a healthy work-life balance.

In 2022, the Bancorp conducted a Total Rewards Survey to assess which components of its compensation and benefit programs were most important to employees. In response to feedback obtained in this survey, the Bancorp made enhancements to its benefits packages, effective
21 Fifth Third Bancorp

in 2023. These included minimizing benefit cost increases on its medical plans, transitioning to a new paid time off structure that provides employees more control and flexibility to manage their time away and updating its short-term disability program to enhance the value it provides to employees.

Recruitment and Retention
In 2022, the Bancorp continued to face a rapidly changing work environment and workforce. The Bancorp responded proactively by reinforcing its employee value proposition which centers around inclusion and diversity, employee health and wellness and career development. Through strategic actions and decisions as well as its human capital policies, programs and practices, the Bancorp helped support a culture of belonging and performance where employees feel valued and motivated to succeed.

Full year 2022 turnover decreased to 21.0% from 21.2% in 2021. Fifth Third executed several retention strategies in 2022 to address trends in employee attrition including a focus on employee development and career progression, workplace flexibility and continued employee listening strategies.

The Bancorp’s multicultural recruitment strategy strengthens the organization by developing an employee base that reflects the communities it serves while also enhancing the lives of tomorrow’s leaders. The Bancorp has strong partnerships with diversity-focused affinity groups, both with universities and partner organizations, that drive engagement with a diverse candidate population which includes women, minorities, LGBTQ+ communities, individuals with disabilities and veterans.

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
22 Fifth Third Bancorp

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

The Bancorp and the Bank are required to file various reports with and are subject to examination by various regulators, including the FRB, the OCC, and the CFPB. The FRB, the OCC and the CFPB have the authority to issue orders for BHCs and banks to cease and desist from certain banking practices and violations of conditions imposed by, or violations of agreements with, the FRB, the OCC and the CFPB. Some of the Bancorp’s and the Bank’s regulators are also empowered to assess civil money penalties against companies or individuals in certain situations, such as when there is a violation of a law or regulation. Applicable state and federal laws also grant the Bancorp’s regulators the authority to impose additional requirements and restrictions on the activities of the Bancorp and the Bank and, in some situations, the imposition of such additional requirements and restrictions will not be publicly available information.

The following discussion describes certain elements of the comprehensive regulatory framework applicable to the Bancorp and its subsidiaries. This discussion is not intended to describe all laws and regulations applicable to the Bancorp, the Bank, and the Bancorp’s other subsidiaries.

Acquisitions
The BHCA requires the prior approval of the FRB for a BHC to acquire substantially all the assets of a bank or to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, BHC or savings association, or to merge or consolidate with any BHC.

The BHCA generally prohibits a BHC from engaging in, or acquiring a direct or indirect interest in or control of more than 5% of any class of the voting shares of a company that is not a bank or a BHC that engages directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its banking subsidiaries, except that it may engage in and may own shares of companies engaged in certain activities the FRB has determined to be so closely related to banking or managing or controlling banks as to be proper incident thereto.

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
23 Fifth Third Bancorp

The Bancorp’s ability to declare and pay dividends is similarly limited by federal banking law and FRB regulations and policy. The FRB has authority to prohibit BHCs from making capital distributions if they would be deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for BHCs to pay dividends unless a BHC’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the Bancorp’s ability to make capital distributions, including paying dividends and repurchasing shares, is subject to the Bancorp complying with the automatic restrictions on capital distributions under the FRBs “Capital Rules” process discussed below (see Regulatory Capital Requirements below).

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

As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35% by September 30, 2028. The FDIC’s amended restoration plan increases the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.

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

Community Reinvestment Act
The CRA generally requires insured depository institutions, including the Bank, to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of those communities. The CRA requires the OCC to evaluate the performance of national banks (including the Bank) with respect to these CRA obligations. Depository institutions must maintain comprehensive records of their CRA activities for purposes of these examinations. The OCC must take into account the institution’s record of performance in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. For purposes of CRA examinations, the OCC rates each institution’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The Bank received an “Outstanding” rating on its most recent CRA performance examination from the OCC.

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
24 Fifth Third Bancorp

On May 5, 2022, the OCC, FRB, and FDIC issued a notice of proposed rulemaking to provide for a coordinated approach to modernize their respective CRA regulations, such that all banks will be subject to the same set of CRA rules. No final rule has been issued, but the rulemaking may affect the Bank’s CRA compliance obligations in the future.

Regulatory Capital Requirements
The Bancorp and the Bank are subject to certain risk-based capital and leverage ratio requirements under the capital adequacy rules (the “Capital Rules”) adopted by the FRB, for the Bancorp, and by the OCC, for the Bank. These quantitative calculations are minimums, and the FRB and OCC may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Bancorp’s operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bancorp’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications. Under the Capital Rules, the Bancorp’s and the Bank’s assets, exposures, and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets pursuant to the federal banking agencies’ Standardized Approach to risk-weighting of assets. These risk-weighted assets are used to calculate the following minimum capital ratios for the Bancorp and the Bank:
•Common Equity Tier 1 (“CET1”) Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets, and accumulated other comprehensive income (“AOCI”). The Bancorp has elected to exclude certain AOCI components, with the result that those components are not recognized in the Bancorp’s CET1. The FDIC, FRB and OCC have jointly issued rules for institutions that do not apply advanced approaches to regulatory capital, including the Bancorp and the Bank. These rules simplified the capital treatment of certain items (including mortgage servicing assets, deferred tax assets and investments in the capital of unconsolidated financial institutions) and simplified the recognition and calculation of minority interests that are includable in regulatory capital. The advanced approaches to regulatory capital are generally required for large, internationally active banking organizations including those designated as global systemically important bank holding companies and those with total assets or cross-jurisdictional activity in excess of certain thresholds.
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

In August 2020, the U.S. federal banking agencies adopted a final rule altering the definition of eligible retained income in their respective capital rules. Under the new rule, eligible retained income is the greater of a firm’s (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) average net income over the preceding four quarters. An institution's eligible retained income, when considered in conjunction with capital ratios and the stress capital buffer, provides limitations on capital distributions (including dividends and share repurchases) and certain executive compensation arrangements for the quarter following the calculation. As of December 31, 2022, the Bancorp was permitted to use 100% of its eligible retained income for these purposes in the first quarter of 2023. This definition applies with respect to all of the Bancorp’s capital requirements. In addition, in December 2018, the U.S. federal banking agencies finalized rules that would permit BHCs and banks to phase-in, for regulatory capital purposes, the day-one impact of ASU 2016-13 (“CECL”) on retained earnings over a period of three years. As part of their response to the COVID-19 pandemic, the U.S. federal banking agencies issued another final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL. The final rule provides banking organizations that adopted CECL in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by the aforementioned three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the day-one impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the day-one ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount was calculated each quarter for the first two years of the five-year transition. The amount of the modified CECL transition amount was then fixed as of December 31, 2021 and that amount will be subject to the three-year phase out.

The Capital Rules also require banking organizations to maintain a stress capital buffer to avoid becoming subject to certain limitations on capital distributions and discretionary bonuses to executive officers (see Stress Buffer Requirements below). For more information related to the stress capital buffer, refer to Note 29 of the Notes to Consolidated Financial Statements.

The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the table below. The FRB has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the Capital Rules. For purposes of the FRB’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as the Bancorp, must maintain
25 Fifth Third Bancorp

a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the FRB were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, the Bancorp’s capital ratios as of December 31, 2022, would exceed such revised well-capitalized standard. The FRB may require BHCs, including the Bancorp, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile, and growth plans.

The following table presents the minimum regulatory capital ratios, minimum ratio plus stress capital buffer, and well-capitalized minimums compared with the Bancorp’s and the Bank’s regulatory capital ratios as of December 31, 2022, calculated using the regulatory capital methodology applicable during 2022:

Regulatory Capital Ratios:
	Minimum Regulatory Capital Ratio	Minimum Ratio + Stress Capital Buffer(a)	Well-Capitalized Minimums(b)	Actual at December 31, 2022
CET1 risk-based capital ratio:
Fifth Third Bancorp	4.50%	7.00	N/A	9.28
Fifth Third Bank, National Association	4.50	7.00	6.50	11.31
Tier 1 risk-based capital ratio:
Fifth Third Bancorp	6.00	8.50	6.00	10.53
Fifth Third Bank, National Association	6.00	8.50	8.00	11.31
Total risk-based capital ratio:
Fifth Third Bancorp	8.00	10.50	10.00	12.79
Fifth Third Bank, National Association	8.00	10.50	10.00	12.81
Leverage ratio:
Fifth Third Bancorp	4.00	N/A	N/A	8.56
Fifth Third Bank, National Association	4.00	N/A	5.00	9.23
(a)Reflects the stress capital buffer of 2.5% applicable during 2022.
(b)Reflects the well-capitalized standard applicable to the Bancorp under FRB Regulation Y and the well-capitalized standard applicable to the Bank.

Liquidity Regulation
As a result of the Tailoring Rules, the Bancorp, as a Category IV banking organization, is now exempt from the liquidity coverage ratio requirement, but remains subject to internal liquidity stress tests and standards.

Capital Planning and Stress Testing
BHCs with $100 billion or more in consolidated assets, including the Bancorp, generally must submit capital plans to the FRB on an annual basis. In March 2020, the FRB adopted a final rule to integrate the annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements for large BHCs. As a result, the FRB’s annual CCAR process is now used to calibrate the Bancorp’s stress capital buffer requirement. Among other changes, the revised capital plan rule also eliminates the assumption that the Bancorp’s balance sheet assets would increase over the planning horizon. In addition, provided that the Bancorp is otherwise in compliance with automatic restrictions on distributions under the Capital Rules, the Bancorp will no longer be required to seek prior approval to make capital distributions in excess of those included in its capital plan. The Bancorp is required to provide the FRB notice within 15 days after making any capital distributions in excess of those included in its capital plan.

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

As a result of the EPS Tailoring Rule, the Bancorp is subject to a quantitative assessment of capital through supervisory stress tests every two years, with the next required assessment in 2024. These supervisory stress tests are forward-looking quantitative evaluations of the impact of stressful economic and financial market conditions on the Bancorp's capital. Additionally, under the EPS Tailoring Rule, the Bancorp is no longer required to file semi-annual, company-run stress tests with the FRB and publicly disclose the results.

Stress Buffer Requirements
In March 2020, the FRB issued a final rule amending regulatory capital rules, capital plan rules and stress test rules. Under the final rule, the capital conservation buffer was replaced with a stress capital buffer requirement. During each supervisory stress testing cycle, the FRB will use the Bancorp’s supervisory stress test to determine its stress capital buffer, subject to a floor of 2.5%. Similar to the capital conservation buffer, the Bancorp must maintain capital ratios above the sum of its minimum risk-based capital ratios and the stress capital buffer to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The final rule is applicable to BHCs with $100
26 Fifth Third Bancorp

billion or more in total consolidated assets and was effective on October 1, 2020. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. The Bancorp’s stress capital buffer requirement has been 2.5% since the introduction of this framework and was most recently affirmed in June of 2022 as part of the FRB’s 2022 supervisory stress test with an effective date of October 1, 2022. The Bancorp’s capital ratios have exceeded the stress capital buffer requirement for all periods presented.

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

Privacy and Data Security
The OCC, FRB, FDIC and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. The guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In addition, various U.S. regulators, including the OCC, FRB and the SEC, have increased their focus on cyber security through guidance, examinations and regulations. The Bancorp has adopted a customer information security program that has been approved by the Bancorp’s Board of Directors.

The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibits disclosing such information except as provided in the banking subsidiary’s policies and procedures. The Bancorp’s banking subsidiary has implemented a privacy policy.

States are also increasingly proposing or enacting legislation that relates to data privacy and data protection such as the California Consumer Privacy Act. The Bancorp continues to assess the requirements of such laws and proposed legislation and their applicability to the Bancorp. Moreover, these laws, and proposed legislation, are still subject to revision or formal guidance and they may be interpreted or applied in a manner inconsistent with our understanding.

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

Anti-Money Laundering and Economic Sanctions
The Bancorp is subject to federal laws that are designed to counter money laundering and terrorist financing, and transactions with certain persons, companies or foreign governments sanctioned by the United States. These include the Bank Secrecy Act, the Money Laundering Control Act, the USA PATRIOT Act and regulations for the International Emergency Economic Powers Act and the Trading with the Enemy Act, as administered by the United States Treasury Department’s Office of Foreign Assets Control. These laws obligate depository institutions and broker-dealers to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency and conduct enhanced due diligence on certain accounts. They also prohibit U.S. persons from engaging in transactions with certain designated restricted countries and persons. Depository institutions and broker-dealers are required by their federal regulators to maintain robust policies and procedures in order to ensure compliance with these obligations.

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
27 Fifth Third Bancorp

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

On August 25, 2022, the SEC finalized rules implementing the pay versus performance disclosure requirement mandated by Dodd–Frank. Under the new rules, reporting companies are required to include a tabular and narrative disclosure of specified executive compensation and financial performance measures for the five most recently completed fiscal years in proxy statements for fiscal years ending on or after December 16, 2022. Additionally, companies are required to use the company information in the table to give a clear description of the relationships between compensation actually paid to specified executive officers to the cumulative total shareholder return, net income, and company-selected financial measures.

The SEC has issued rules (as required by Dodd-Frank) requiring that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member.

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

Debit Card Interchange Fees
Dodd-Frank includes a set of rules requiring that interchange transaction fees for electronic debit transactions be reasonable and proportional to certain costs associated with processing the transactions. Interchange fees for electronic debit transactions are limited to 21 cents plus 0.05% of the transaction, plus an additional one cent per transaction fraud adjustment. These rules impose requirements regarding routing and exclusivity of electronic debit transactions, and generally require that debit cards be usable in at least two unaffiliated networks.

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
28 Fifth Third Bancorp

plans to a firm’s size, complexity, and risk profile. Until the FDIC’s revisions to its bank resolution plan requirement are finalized, no bank resolution plans will be required to be filed.

In June 2021, the FDIC issued a public policy statement describing how the FDIC will implement certain aspects of the FDIC’s resolution plan rule with respect to banks with $100 billion or more in total assets. Further, in August 2021, the FDIC informed the Bank of certain requirements applicable to the resolution plan submission required under the FDIC’s rule with a submission due date of on or before December 1, 2022. The Bank submitted the resolution plan as required.

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

In June 2020, the five federal agencies finalized amendments to the Volcker Rule’s restrictions on ownership interests in and relationships with covered funds. Among other things, these amendments permit banking entities to have relationships with and offer additional financial services to additional types of funds and investment vehicles. These requirements do not currently have a material impact and are not expected to have a future material impact on the Bancorp’s investing and trading activities.

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
•Fifth Third may have more credit risk and higher credit losses to the extent loans are concentrated by exposure to individual borrowers, location or industry of the borrowers or collateral.
•Problems encountered by financial institutions larger than or similar to Fifth Third could adversely affect financial markets generally and have direct and indirect adverse effects on Fifth Third.
•Inability to refinance in capital markets could cause a default that impacts Fifth Third borrowers.

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
•Regulation of Fifth Third by the CFTC imposes additional operational and compliance costs.
•Deposit insurance premiums levied against the Bank may increase if the number of bank failures increase or the cost of resolving failed banks increases.
30 Fifth Third Bancorp

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
•Fifth Third may sell or consider selling one or more of its businesses or investments. Should it determine to sell such a business or investment, it may not be able to generate gains on sale or related increases in shareholders’ equity commensurate with desirable levels. Moreover, if Fifth Third sold such businesses or investments, the loss of income could have an adverse effect on its earnings and future growth.

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
•The effects of global climate change, natural disasters or health emergencies may have an effect on the performance of Fifth Third’s loan portfolios, thereby adversely impacting its results of operations.
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
31 Fifth Third Bancorp

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

Fifth Third believes that both the ALLL and the reserve for unfunded commitments are adequate to cover expected losses at December 31, 2022; however, there is no assurance that they will be sufficient to cover future credit losses associated with exposures existing at December 31, 2022, especially if economic conditions decline, including but not limited to housing and employment conditions. In the event of significant deterioration in economic or market conditions, Fifth Third may be required to increase reserves in future periods, which would reduce earnings.

For more information, refer to the Credit Risk Management subsection of the Risk Management section and the ALLL and Reserve for Unfunded Commitments subsections of the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fifth Third may have more credit risk and higher credit losses to the extent loans are concentrated by exposure to individual borrowers, location or industry of the borrowers or collateral.
Fifth Third’s credit risk and credit losses can increase if its loans are concentrated among individual borrowers, borrowers engaged in the same or similar activities, industries or geographies or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. Deterioration in economic conditions, including housing conditions or commodity and real estate values in certain states or locations could result in materially higher credit losses if loans are concentrated in those locations or by other factors. Fifth Third has significant exposure to businesses in certain economic sectors such as manufacturing, real estate, financial services, insurance and healthcare, and weaknesses in those businesses may adversely impact Fifth Third’s business, results of operations or financial condition. Additionally, Fifth Third has a substantial portfolio of commercial and residential real estate loans and weaknesses in residential or commercial real estate markets may adversely impact Fifth Third’s business, results of operations or financial condition.

Certain industries, including segments of the healthcare industry (including skilled nursing, physician offices and surgery/outpatient centers) that were impacted by the COVID-19 pandemic continue to struggle with recovery. Additionally, many other affected businesses that have reopened are experiencing increased costs and labor shortages, which create wide-ranging effects on several industries.

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

Inability to refinance in capital markets could cause a default that impacts Fifth Third borrowers.
Some Fifth Third customers rely on additional sources of capital from outside the Bancorp. If capital markets are disrupted or unavailable to these borrowers such that they cannot obtain funds for refinancing, those borrowers may experience a shortfall that would leave them unable to honor short-term and/or long-term obligations to the Bancorp.

LIQUIDITY RISKS

Fifth Third must maintain adequate sources of funding and liquidity.
Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. Fifth Third primarily relies on bank deposits to be a low cost and stable source of funding for the loans it makes and the operation of its business. Core deposits, which include transaction deposits and certificates of deposit $250,000 or less, have historically provided Fifth Third with a sizeable source of relatively stable and low-cost funds (average core deposits funded 78% of average total assets for the year ending December 31, 2022). In addition to customer deposits, sources of liquidity include investments in the
32 Fifth Third Bancorp

securities portfolio, Fifth Third’s sale or securitization of loans in secondary markets, the pledging of loans and investment securities to access secured borrowing facilities through the FHLB and the FRB, and Fifth Third’s ability to raise funds in money and capital markets.

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
•increased utilization of revolving lines of credit by customers; and
•systematic failure of financial market utilities relied upon by Fifth Third to settle intrabank payment activity.

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

33 Fifth Third Bancorp

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

There will always be efforts on the part of threat actors to breach information security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services, credit bureaus and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data, by both private individuals and foreign governments. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, Fifth Third may be unable to proactively address these techniques or to implement adequate preventative measures. Despite Fifth Third’s efforts to prevent a cyber-attack, a successful cyber-attack could persist for an extended period of time before being detected, and, following detection, it could take considerable time for Fifth Third to obtain full and reliable information about the cyber security incident and the extent, amount and type of information compromised. During the course of an investigation, Fifth Third may not necessarily know the full effects of the incident or how to remediate it, and actions and decisions that are taken or made in an effort to mitigate risk may further increase the costs and other negative consequences of the incident. Furthermore, financial services companies are regularly the target of cyber-attacks such as distributed denial of service attacks and ransomware attacks. The unintentional or willful acts or omissions of employees also remains the primary avenue through which threat actors attempt to gain access to company networks, information systems and data.

An emerging risk is the use of third- and fourth-party providers to host critical data and platforms for Fifth Third, or in some cases provide IT services to Fifth Third domestically and internationally. Fifth Third must make investments in its ability to oversee third- and fourth-party
34 Fifth Third Bancorp

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
Fifth Third’s operations, including its financial and accounting systems, use computer systems and telecommunications networks operated by both Fifth Third and third-party service providers. Fifth Third may not be sufficiently resilient and may not recover from significant operational events in a timely manner which could create operational and reputational risks. Additionally, Fifth Third collects, processes and stores sensitive consumer data by utilizing those and other systems and networks. Fifth Third has security, backup and recovery systems in place, as well as a business continuity plan to ensure the systems will not be inoperable. Fifth Third also has security to prevent unauthorized access to the systems. In addition, Fifth Third requires its third-party service providers to maintain similar controls. However, Fifth Third cannot be certain that the measures will be successful.

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

Third-party service providers with which the Bancorp does business both domestically and offshore, as well as vendors and other third parties with which the Bancorp’s customers do business, can also be sources of operational risk to the Bancorp, particularly where processes are highly concentrated or activities of customers are beyond the Bancorp’s security and control systems, such as through the use of the internet, personal computers, tablets, smart phones and other mobile services. Security breaches affecting the Bancorp’s customers, or systems breakdowns or failures, security breaches or employee misconduct affecting such other third-party service providers, may require the Bancorp to take steps to protect the integrity of its own operational systems or to safeguard confidential information of the Bancorp or its customers, thereby increasing the Bancorp’s operational costs and potentially diminishing customer satisfaction. If personal, confidential or proprietary information of customers or clients in the Bancorp’s or such vendors’ or other third parties’ possession were to be mishandled or misused, the Bancorp could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either through the fault of the Bancorp’s systems, employees or counterparties, or where such information was intercepted or otherwise compromised by threat actors. The Bancorp may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond the Bancorp’s control, which may include, for example, security breaches; electrical or telecommunications outages; failures of computer components or servers or other damage to the Bancorp’s property or assets; natural disasters or severe weather conditions; health emergencies; or events arising from local or larger-scale political events, including outbreaks of hostilities or terrorist acts. While the Bancorp believes that its current business continuity plans are both sufficient and adequate, there can be no assurance that such plans will fully mitigate all potential business continuity risks to the Bancorp or its customers and clients.

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

35 Fifth Third Bancorp

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
36 Fifth Third Bancorp

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
Fifth Third faces operational risk from the effects of climate change as an increase in severe weather may cause closures, damage to infrastructure, or damage to Fifth Third’s physical locations that may disrupt the physical operation of the Bancorp. These interruptions may impair Fifth Third’s ability to operate and may interfere with its ability to carry out business and serve clients and customers.

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
37 Fifth Third Bancorp

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

Fifth Third is subject to extensive federal and state regulation, supervision and legislation that govern almost all aspects of its operations and limit the businesses in which Fifth Third may engage. These laws and regulations may change from time to time and are primarily intended for the protection of consumers, borrowers and depositors and are not designed to protect security-holders. In the past decade, the scope of the laws and regulations and the intensity of the supervision to which Fifth Third is subject increased in response to the 2008-2009 financial crisis as well as other factors such as technological and market changes. Compliance with these laws and regulations has resulted in and will continue to result in additional costs, which could be significant, and may have a material and adverse effect on Fifth Third’s results of operations. In addition, if Fifth Third does not appropriately comply with current or future legislation and regulations, especially those that apply to its consumer operations, which has been an area of heightened focus, Fifth Third may be subject to fines, penalties or judgments, or material regulatory restrictions on its businesses, which could adversely affect operations and, in turn, financial results. Additionally, actions by regulatory agencies or significant litigation against Fifth Third could cause it to devote significant time and resources to defending itself and may lead to penalties that materially affect Fifth Third and its shareholders. Future changes in laws or regulations (including tax laws and regulations such as the Inflation Reduction Act) or their interpretations or enforcement may also be materially adverse to Fifth Third and its shareholders or may require Fifth Third to expend significant time and resources to comply with such requirements. In addition, as climate change issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. The increasing government focus on climate change may result in new environmental regulations, including disclosure required by the SEC, that could result in additional compliance costs.

The Biden Administration has sought to implement a regulatory agenda that is significantly different than that of the Trump Administration. This agenda could include a heightened focus on the risks arising from climate change, fair lending, consumer protection, Bank Secrecy Act and anti-money laundering requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions could be hindered by increased antitrust and other regulatory scrutiny. Reform proposals are also expected for the short-term wholesale markets. It is uncertain which, if any, of these policies would be implemented and what their impact would be on Fifth Third.

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

38 Fifth Third Bancorp

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

Failure by the Bancorp or the Bank to meet the applicable eligibility requirements for FHC status (including capital and management requirements and that the Bank maintain at least a “Satisfactory” CRA rating) may result in restrictions on certain activities of the Bancorp, including the commencement of new activities and mergers with or acquisitions of other financial institutions and could ultimately result in the loss of FHC status.

Fifth Third and other financial institutions are subject to scrutiny from government authorities, including bank regulatory authorities, stemming from broader systemic regulatory concerns, including with respect to stress testing, liquidity and capital levels, asset quality, provisioning, AML/BSA, fair lending, consumer compliance and other prudential matters and efforts to ensure that financial institutions take steps to improve their risk management and prevent future crises.

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

The Bancorp is subject to the stress capital buffer requirement and must maintain capital ratios above its buffered minimum (regulatory minimum plus stress capital buffer) in order to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. The Bancorp’s stress capital buffer requirement has been 2.5% since the introduction of this framework and was most recently affirmed as part of the FRB’s 2022 supervisory stress test for the period from October 1, 2022 to September 30, 2023, based on the Bancorp’s 2022 supervisory stress
39 Fifth Third Bancorp

testing results, subject to potential adjustments by the FRB. Further changes to applicable capital and liquidity requirements could result in unexpected or new limitations on the Bancorp’s ability to pay dividends and engage in share repurchases.

Regulation of Fifth Third by the CFTC imposes additional operational and compliance costs.
The CFTC and SEC are primarily responsible for regulation of the U.S. derivatives markets. While most of the provisions related to derivatives markets are now in effect, several additional requirements await final regulations from the relevant regulatory agencies for derivatives, including the CFTC and the SEC. As a result of this regulatory regime, the CFTC has a meaningful supervisory role with respect to some of Fifth Third’s businesses. The Bank is provisionally registered as a swap dealer with the CFTC and is subject to certain requirements, including real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest) and mandatory clearing and exchange trading of certain swaps designated by the relevant regulatory agencies as required to be cleared. Fifth Third’s derivatives activity is also subject to the U.S. banking regulators’ margin and segregation requirements for uncleared swaps. These requirements collectively impose implementation and ongoing compliance burdens on Fifth Third and introduce additional legal risk, including as a result of antifraud and anti-manipulation provisions and private rights of action. These rules raise the costs and liquidity burden associated with Fifth Third’s derivatives activities and could have an adverse effect on its business, financial condition and results of operations. For more information, refer to Regulation and Supervision—Derivatives in Item 1 of this Annual Report on Form 10-K.

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
London Interbank Offered Rate (“LIBOR”) and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, publicly announced that it would stop persuading or compelling banks to submit LIBOR rates after 2021. Since then, central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR.

On March 5, 2021, the FCA and ICE Benchmark Administration, Limited announced that the publication of the one-week and two-month U.S. Dollar (“USD”) LIBOR maturities and non-USD LIBOR maturities would cease immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023. In the United States, the Alternative Rates Reference Committee (the “ARRC”), a group of market participants convened in 2014 to help ensure a successful transition away from USD LIBOR, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, given the depth and robustness of the U.S. Treasury repurchase market. The composition and characteristics of SOFR are not the same as those of LIBOR, and SOFR is fundamentally different from LIBOR for two key reasons: (1) SOFR is a secured rate, while LIBOR is an unsecured rate, and (2) SOFR is an overnight rate, while LIBOR is a forward-looking rate that represents interbank funding over different maturities. Notably, other countries are introducing their own local-currency-denominated alternative reference rates for short-term lending, such as the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), and the Tokyo Overnight Average Rate (“TONAR”), among others. On March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) into law. The LIBOR Act offers a federal solution for transitioning legacy instruments that lack sufficient provisions addressing LIBOR’s cessation by outlining a uniform process to govern the transition from LIBOR to a replacement rate. The LIBOR Act also establishes a safe harbor for lenders, shielding lenders from litigation as a result of their choice of a replacement rate (such as SOFR) per FRB recommendations. On December 16, 2022, the FRB issued its final regulations which carry out the terms of the LIBOR Act. These regulations: (i) address the applicability of the LIBOR Act to various LIBOR contracts, (ii) identify the
40 Fifth Third Bancorp

FRB-selected benchmark replacements for various types of LIBOR contracts, (iii) include certain benchmark replacement conforming changes, (iv) address the issue of preemption and (v) provide other clarifications, definitions and information. The regulations will become effective on February 27, 2023, which is thirty (30) days after the regulations were published in the Federal Register.

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
Fifth Third has been, and will continue to be, impacted by general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and the strength of the U.S. economy and the local economies in which Fifth Third operates, all of which are beyond Fifth Third’s control. Deterioration or continued weakness in any of these conditions could result in a decrease in demand for Fifth Third’s products and services.

Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, which have been driven by factors such as the COVID-19 pandemic and the Russia/Ukraine conflict, resulting in heightened credit risk, reduced valuation of investments, decreased economic activity, heightened risk of cyberattacks, and inflation. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, Fifth Third’s results of operations, financial position and/or liquidity could be materially and adversely affected. These market conditions may affect the Bancorp’s ability to access debt and equity capital markets. In addition, as a result of recent financial and political events, Fifth Third may face increased regulation. Many of the other risk factors discussed in this Risk Factors section identify risks that result from, or are impacted by, a financial economic downturn. These include risks related to Fifth Third’s investments portfolio, the competitive environment and regulatory developments.

Global and domestic political, social and economic uncertainties and changes may adversely affect Fifth Third.
Global financial markets, including the United States, face political and economic uncertainties (such as recent budget deficit concerns and political conflict over legislation to raise the U.S. government’s debt limit) that may delay investment and hamper economic activity. International events such as trade disputes, separatist movements, leadership changes and political and military conflicts (such as the ongoing military tension between Russia and Ukraine) could adversely affect global financial activity and markets and could negatively affect the U.S. economy. Additionally, the FRB and other major central banks have begun the process of removing or reducing monetary accommodation, increasing the risk of recession and may also negatively impact asset values and credit spreads that were impacted by extraordinary monetary stimulus. These potential negative effects on financial markets and economic activity could lead to reduced revenues, increased costs, increased credit risks and volatile markets, could adversely impact Fifth Third’s ability to raise liquidity via money and capital markets, and could negatively impact Fifth Third’s businesses, results of operations and financial condition.

Changes in interest rates could affect Fifth Third’s income and cash flows.
Fifth Third’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond Fifth Third’s control, including general economic conditions in the U.S. or abroad and the policies of various governmental and regulatory agencies (in particular, the FRB). Changes in monetary policy, including changes in interest rates and inflation, could influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding as well as customers’ ability to repay loans. For example, a tightening of the money supply by the FRB could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay a loan, which could have a material adverse effect on Fifth Third’s financial condition and results of operations. The impact of these changes may be magnified if Fifth Third does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. Fluctuations in these areas may adversely affect
41 Fifth Third Bancorp

Fifth Third, its customers and its shareholders. In response to the outbreak of the COVID-19 pandemic and its economic consequences, the FRB lowered its target for the federal funds rate to a range of 0% to 0.25%, but a recent pronounced rise in inflation has prompted the FRB to raise certain benchmark interest rates to combat it. As inflation increases and market interest rates rise, the value of Fifth Third’s investment securities, particularly those that have fixed rates or longer maturities, could decrease. Increasing rates would also increase debt service requirements for some of Fifth Third’s borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated and could result in additional delinquencies or charge-offs. Further, the increase in market interest rates is likely to reduce Fifth Third’s loan origination volume, particularly refinance volume, and/or reduce its interest rate spread, which could have an adverse effect on Fifth Third’s profitability and results of operations. Conversely, a lowering in interest rates would likely further reduce the interest Fifth Third earns on loans and other earning assets. Fifth Third cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on Fifth Third’s activities and financial results.

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

Fifth Third typically uses derivatives and other instruments to hedge its mortgage banking interest rate and price risks. Fifth Third generally does not hedge all of its risks and the fact that Fifth Third attempts to hedge any of the risks does not mean Fifth Third will be successful. Hedging is a complex process, requiring sophisticated models and constant monitoring. Fifth Third may use hedging instruments tied to U.S. Treasury rates, LIBOR, SOFR or Eurodollars that may not perfectly correlate with the value or income being hedged. Fifth Third could incur significant losses from its hedging activities. There may be periods where Fifth Third elects not to use derivatives and other instruments to hedge mortgage banking interest rate and price risks.

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
42 Fifth Third Bancorp

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
Fifth Third has significant investments in bank premises and equipment for its branch network including its 1,087 full-service banking centers, 14 parcels of land held for the development of future banking centers and 45 properties that are developed or in the process of being developed as branches, as well as its retail work force and other branch banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing work arrangements and customer preferences for these other methods of accessing Fifth Third’s products and services, could affect the value of Fifth Third’s branch network or other retail distribution assets and may cause it to change its retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce its remaining branches and work force. Further advances in technology and/or changes in customer preferences could have additional changes in Fifth Third’s retail distribution strategy and/or branch network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining branches or to otherwise reform its retail distribution channel.

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
43 Fifth Third Bancorp

Fifth Third may sell or consider selling one or more of its businesses or investments. Should it determine to sell such a business or investment, it may not be able to generate gains on sale or related increases in shareholders’ equity commensurate with desirable levels. Moreover, if Fifth Third sold such businesses or investments, the loss of income could have an adverse effect on its earnings and future growth.
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
Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based upon ESG metrics. Currently, there are no universal standards for such scores or ratings, but ESG evaluations are becoming more important to the reputation and success of many businesses, including financial institutions. Views about ESG-related issues are diverse, dynamic, and rapidly changing, and if Fifth Third were to fail to maintain appropriate ESG practices and disclosures or be subject to certain ESG scores or ratings, Fifth Third could face potential negative ESG-related publicity in traditional and social media, including based on the identity of those Fifth Third chooses to do business with and the public’s view of those customers. If Fifth Third or its relationships with customers, vendors and suppliers were to become the subject of such negative publicity, Fifth Third’s ability to attract and retain customers and employees may be negatively impacted and its stock price may also be impacted.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their ESG practices and disclosure. For Fifth Third and others in the financial services industry, this focus extends to the practices and disclosures of the customers, counterparties, and service providers with whom Fifth Third chooses to do business. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights, and certain investors are beginning to incorporate the business risks and opportunities of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. New government regulations could also result in new or more stringent forms of ESG oversight and expand mandatory and voluntary reporting, diligence and disclosure. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact Fifth Third’s reputation, ability to do business with certain partners, access to capital, and its stock price. While Fifth Third has sustainability and corporate responsibility initiatives there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that Fifth Third will be able to attain its announced goals related to its sustainability and corporate responsibility programs, as statements regarding its goals reflect Fifth Third’s current plans and aspirations and are not guarantees that it will be able to achieve them within the timelines it announces or at all. Actual or perceived shortcomings with respect to these ESG initiatives and reporting can impact Fifth Third’s ability to hire and retain employees, increase its customer base, or attract and retain certain types of investors. In addition, certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based upon ESG metrics. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact, including on Fifth Third’s reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could be subject to potential liability related to such information.

44 Fifth Third Bancorp

Activists are increasingly targeting financial firms with public criticism for their relationships with clients that are engaged in certain industries (such as those which are carbon intensive), including businesses whose products are or are perceived to be harmful to health, the environment, the global climate, or the social good. Activist criticism of Fifth Third’s relationships with clients in sensitive industries could potentially engender dissatisfaction among stakeholders with how Fifth Third addresses environmental or social concerns through business activities which could negatively affect its business or reputation.

Conversely, states throughout the Bank’s footprint have taken actions or proposed measures to limit the state’s ability to do business with financial institutions or other businesses identified as discriminating against certain industries (such as those which are carbon intensive) or practices based on environmental or social criteria. Although Fifth Third has a defined risk management approach for client selection, Fifth Third could be inherently exposed to reputational, financial and legal risk, and its ability to retain and attract customers and employees may be negatively impacted as a result of these contrasting arguments in how a financial institution should address these issues.

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

The effects of global climate change, natural disasters or health emergencies may have an effect on the performance of Fifth Third’s loan portfolios, thereby adversely impacting its results of operations.
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
Concerns over the long-term impacts of climate change have led and may continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. Fifth Third and its customers will need to respond to new laws and regulations, as well as consumer and business preferences resulting from climate change concerns. Fifth Third and its customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on Fifth Third’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities that may be negatively affected by economic transition towards a lower-carbon economy. Fifth Third could experience a drop in demand for its products and services, particularly in certain sectors. In addition, Fifth Third could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Fifth Third’s efforts to take these risks into account in making lending and other decisions,
45 Fifth Third Bancorp

including by increasing business relationships with climate-friendly companies, may not be effective in protecting Fifth Third from the negative impact of new laws and regulations or changes in consumer or business behavior.

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
In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) a global pandemic. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets and increased unemployment levels, all of which may again become heightened concerns upon subsequent waves of infection or future developments.

In addition, an increase in the remote work force resulting from the COVID-19 pandemic and the potential for a long-term change in remote work practices may also increase risks related to cybersecurity and information security. The operation of a hybrid workplace may negatively impact Fifth Third’s ability to attract and retain qualified personnel. Differences in the demands, expectations and priorities of the workforce may require Fifth Third to rethink and amend its recruiting and retention strategies in order to attract and keep new employees.

The extent to which the consequences of the COVID-19 pandemic continue to impact the Bancorp’s business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on highly uncertain future developments, including the scope and duration of the pandemic (including the possibility of further surges of COVID-19 and any virus variants, which may or may not respond to available vaccinations), the timing and efficacy of the vaccination program in the U.S. and further actions taken by governmental authorities and other third parties in response to the pandemic. Government actions to mitigate the economic suffering caused by the COVID-19 pandemic may not be successful or may result in increased pressure on the banking sector, which could adversely affect the Bancorp’s business, results of operations and financial condition more substantially over a longer period of time. In addition, the unique historical nature of the pandemic and the unprecedented level of governmental response may also significantly impact the Bancorp’s ability to effectively manage its business or predict future performance.

The Biden Administration announced that May 11, 2023 will be the final day of the COVID-19 public health emergency declaration. As the COVID-19 pandemic subsides, the U.S. economy may require some time to fully recover from its effects, the length of which is unknown. The effects of the COVID-19 pandemic may heighten many of the other risks described in Item 1A. Risk Factors of the Bancorp’s Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K, including, but not limited to, risks of credit deterioration, interest rate changes, rating agency actions, governmental actions, market volatility, theft, fraud, security breaches and technology interruptions.

46 Fifth Third Bancorp

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

At December 31, 2022, the Bancorp, through its banking and non-banking subsidiaries, operated 1,087 banking centers, of which 744 were owned, 203 were leased and 140 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Georgia, North Carolina and South Carolina. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

ITEM 3. LEGAL PROCEEDINGS
Refer to Note 19 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information regarding legal proceedings, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
47 Fifth Third Bancorp

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 24, 2023 are listed below along with their business experience during the past five years:

Timothy N. Spence, 44. President and Chief Executive Officer since July 2022. Mr. Spence has been President since October 2020. Previously, Mr. Spence was Executive Vice President and Head of Consumer Bank, Payments, and Strategy of the Bancorp from August 2018 to October 2020, Head of Payments, Strategy and Digital Solutions from 2017 to 2020, and Chief Strategy Officer of the Bancorp from September 2015 to October 2020. He also previously served as a senior partner in the Financial Services practice at Oliver Wyman since 2006, a global strategy and risk management consulting firm.

Greg D. Carmichael, 61. Executive Chairman of the Bancorp since July 2022. Mr. Carmichael has been Chairman of the Board since February 2018. Previously, Mr. Carmichael was Chief Executive Officer from November 2015 to July 2022. He was also President of the Bancorp from September 2012 to October 2020, Chief Operating Officer of the Bancorp from June 2006 to August 2015, Executive Vice President of the Bancorp from June 2006 to September 2012 and Chief Information Officer of the Bancorp from June 2003 to June 2006.

Kristine R. Garrett, 64. Executive Vice President, Group Regional President and Head of Wealth & Asset Management since July 2022. Ms. Garrett has been Executive Vice President and Head of Wealth & Asset Management since November 2020. Previously, she was Senior Vice President and Head of Wealth & Asset Management from July 2019 to November 2020 and Head of Fifth Third Private Bank from October 2017 until July 2019. Previously, she was President of Private Wealth in Chicago at CIBC U.S. from 2009 to 2017.

Kala J. Gibson, 50. Executive Vice President and Chief Corporate Responsibility Officer since February 2022. Mr. Gibson has been an Executive Vice President of the Bancorp since June 2019. Previously, Mr. Gibson served as Head of Business Banking and Chief Enterprise Corporate Responsibility Officer from December 2020 to February 2022, Head of Business Banking from September 2013 to December 2020, Senior Vice President from September 2011 to June 2019, and Business Banking Executive for Fifth Third’s East Michigan Region from July 2011 to September 2013.

Howard Hammond, 57. Executive Vice President and Head of Consumer Bank since February 2021. Previously, he was Senior Vice President and Head of Retail Banking and Retail Brokerage from April 2020 through February 2021, Head of Retail and Brokerage Distribution from June 2019 through April 2020, and Head Managing Director of Fifth Third Securities from March 2006 through June 2019.

Mark D. Hazel, 57. Executive Vice President and Controller of the Bancorp since February 2010. Mr. Hazel has been an Executive Vice President of the Bancorp since September 2021. Previously, Mr. Hazel was the Assistant Bancorp Controller since 2006 and was the Controller of Nonbank entities since 2003.

Kevin P. Lavender, 61. Executive Vice President and Head of Commercial Bank of the Bancorp since January 2020. Mr. Lavender has been Executive Vice President of the Bank since 2016 and was the Head of Corporate Banking from 2016 to January 2020. Previously, Mr. Lavender was Senior Vice President and Managing Director of Large Corporate and Specialized Lending from January 2009 to 2016 and the Senior Vice President and Head of National Healthcare Lending from December 2005 to January 2009.

James C. Leonard, 53. Executive Vice President and Chief Financial Officer since November 2020. Mr. Leonard has been an Executive Vice President of the Bancorp since September 2015. Previously, Mr. Leonard was Chief Risk Officer from February 2020 to November 2020, Treasurer of the Bancorp from October 2013 to January 2020, Senior Vice President from October 2013 to September 2015, the Director of Business Planning and Analysis from 2006 to 2013 and the Chief Financial Officer of the Commercial Banking Division from 2001 to 2006.

Nancy C. Pinckney, 59. Executive Vice President and Chief Human Resources Officer since September 2021. Previously, Ms. Pinckney was Senior Vice President and Director of Human Capital Business Consulting from February 2012 through September 2021 and Director of Employee Relations from March 2010 to February 2012. Prior to that, she held various positions within Fifth Third’s human resources division.

Jude A. Schramm, 50. Executive Vice President and Chief Information Officer since March 2018. Previously, Mr. Schramm served as Chief Information Officer for GE Aviation and held various positions at GE beginning in 2001.

Robert P. Shaffer, 53. Executive Vice President and Chief Risk Officer since November 2020. Previously, Mr. Shaffer was Chief Human Resource Officer from February 2017 to November 2020 and Chief Auditor from August 2007 to February 2017. He was named Executive Vice President in 2010 and Senior Vice President in 2004. Prior to that, he held various positions within Fifth Third’s audit division.

Richard L. Stein, 53. Executive Vice President and Chief Credit Officer since November 2020. Mr. Stein has been an Executive Vice President of the Bancorp since April 2016. Previously, Mr. Stein was Chief Credit Officer from March 2018 through November 2020, Head
48 Fifth Third Bancorp

of the Commercial Bank from March 2016 through March 2018 and Senior Vice President and Chief Credit Officer from November 2014 through March 2016.

Melissa S. Stevens, 48. Executive Vice President and Chief Marketing Officer since February 2023. Previously, Ms. Stevens was Chief Digital Officer and Head of Digital, Marketing, Design and Innovation from November 2020 to February 2023. She also served as Senior Vice President, Chief Digital Officer, and Head of Omnichannel Banking Experiences, Design, and Innovation from May 2016 through November 2020. Prior to joining Fifth Third, she served in several senior management positions at Citigroup, including Chief Operating Officer and Managing Director of Citi FinTech from November 2015 through April 2016.

Susan B. Zaunbrecher, 63. Executive Vice President and Chief Legal Officer of the Bancorp since May 2018. Previously, Ms. Zaunbrecher was a partner at the law firm Dinsmore and Shohl LLP, where she practiced for 28 years and served as the Chair of the Corporate Department and a member of the firm’s board of directors and executive committee.
49 Fifth Third Bancorp

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bancorp’s common stock is traded in the over-the-counter market and is listed under the symbol “FITB” on the NASDAQ® Global Select Market System.

See a discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 3 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference. Additionally, as of December 31, 2022, the Bancorp had 34,165 common shareholders of record.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2022	73,176	$33.08	—	40,785,269
November 1 - November 30, 2022	23,625	34.93	—	40,785,269
December 1 - December 31, 2022	3,089,094	32.47	3,079,462	37,705,807
Total	3,185,895	$32.51	3,079,462	37,705,807
(a)Includes 106,433 shares repurchased during the fourth quarter of 2022 in connection with various employee compensation plans of the Bancorp. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

See further discussion on share repurchase transactions and stock-based compensation in Note 24 and Note 25 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
50 Fifth Third Bancorp

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis
The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the five and ten year periods ended December 31, 2022, respectively, compared to the S&P 500 Stock, the S&P Banks and the KBW Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES

51 Fifth Third Bancorp

2022 ANNUAL REPORT
FINANCIAL CONTENTS

Glossary of Abbreviations and Acronyms			53

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview			54
Non-GAAP Financial Measures			59
Recent Accounting Standards			61
Critical Accounting Policies			61
Statements of Income Analysis			65
Business Segment Review			72
Balance Sheet Analysis			81
Risk Management - Overview			88
Credit Risk Management			89
Interest Rate and Price Risk Management			106
Liquidity Risk Management			112
Operational Risk Management			114
Legal and Regulatory Compliance Risk Management			115
Capital Management			116
Report of Independent Registered Public Accounting Firm			118

Financial Statements
Consolidated Balance Sheets			120
Consolidated Statements of Income			121
Consolidated Statements of Comprehensive Income			122
Consolidated Statements of Changes in Equity			123
Consolidated Statements of Cash Flows			125

Notes to Consolidated Financial Statements
Summary of Significant Accounting and Reporting Policies	126	Long-Term Debt	173
Supplemental Cash Flow Information	139	Commitments, Contingent Liabilities and Guarantees	177
Restrictions on Dividends and Capital Actions	139	Legal and Regulatory Proceedings	181
Investment Securities	140	Related Party Transactions	183
Loans and Leases	143	Income Taxes	185
Credit Quality and the Allowance for Loan and Lease Losses	145	Retirement and Benefit Plans	187
Bank Premises and Equipment	155	Accumulated Other Comprehensive Income	190
Operating Lease Equipment	156	Common, Preferred and Treasury Stock	192
Lease Obligations – Lessee	156	Stock-Based Compensation	194
Goodwill	158	Other Noninterest Income and Other Noninterest Expense	197
Intangible Assets	159	Earnings Per Share	198
Variable Interest Entities	160	Fair Value Measurements	199
Sales of Receivables and Servicing Rights	163	Regulatory Capital Requirements and Capital Ratios	208
Derivative Financial Instruments	165	Parent Company Financial Statements	209
Other Assets	171	Business Segments	211
Short-Term Borrowings	172	Subsequent Event	214

Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting	215
Report of Independent Registered Public Accounting Firm	216
Consolidated Ten Year Comparison	224
Directors and Officers	225
Corporate Information

52 Fifth Third Bancorp

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

ACL: Allowance for Credit Losses	HTM: Held-To-Maturity
AFS: Available-For-Sale	IPO: Initial Public Offering
ALCO: Asset Liability Management Committee	IRC: Internal Revenue Code
ALLL: Allowance for Loan and Lease Losses	IRLC: Interest Rate Lock Commitment
AOCI: Accumulated Other Comprehensive Income (Loss)	ISDA: International Swaps and Derivatives Association, Inc.
APR: Annual Percentage Rate	LIBOR: London Interbank Offered Rate
ARM: Adjustable Rate Mortgage	LIHTC: Low-Income Housing Tax Credit
ASC: Accounting Standards Codification	LLC: Limited Liability Company
ASU: Accounting Standards Update	LTV: Loan-to-Value Ratio
ATM: Automated Teller Machine	MD&A: Management’s Discussion and Analysis of Financial
BHC: Bank Holding Company	Condition and Results of Operations
BOLI: Bank Owned Life Insurance	MSR: Mortgage Servicing Right
bps: Basis Points	N/A: Not Applicable
CCAR: Comprehensive Capital Analysis and Review	NAV: Net Asset Value
CD: Certificate of Deposit	NII: Net Interest Income
CDC: Fifth Third Community Development Corporation and Fifth Third	NM: Not Meaningful
Community Development Company, LLC	OAS: Option-Adjusted Spread
CECL: Current Expected Credit Loss	OCC: Office of the Comptroller of the Currency
CET1: Common Equity Tier 1	OCI: Other Comprehensive Income (Loss)
CFPB: United States Consumer Financial Protection Bureau	OREO: Other Real Estate Owned
C&I: Commercial and Industrial	PCD: Purchased Credit Deteriorated
DCF: Discounted Cash Flow	PPP: Paycheck Protection Program
DTCC: Depository Trust & Clearing Corporation	PSA: Performance Share Award
DTI: Debt-to-Income Ratio	RCC: Risk and Compliance Committee
ERM: Enterprise Risk Management	ROU: Right-of-Use
ERMC: Enterprise Risk Management Committee	RSA: Restricted Stock Award
EVE: Economic Value of Equity	RSU: Restricted Stock Unit
FASB: Financial Accounting Standards Board	SAR: Stock Appreciation Right
FDIC: Federal Deposit Insurance Corporation	SBA: Small Business Administration
FHA: Federal Housing Administration	SEC: United States Securities and Exchange Commission
FHLB: Federal Home Loan Bank	SOFR: Secured Overnight Financing Rate
FHLMC: Federal Home Loan Mortgage Corporation	TBA: To Be Announced
FICO: Fair Isaac Corporation (credit rating)	TDR: Troubled Debt Restructuring
FINRA: Financial Industry Regulatory Authority	TILA: Truth in Lending Act
FNMA: Federal National Mortgage Association	TRA: Tax Receivable Agreement
FOMC: Federal Open Market Committee	TruPS: Trust Preferred Securities
FRB: Federal Reserve Bank	U.S.: United States of America
FTE: Fully Taxable Equivalent	USD: United States Dollar
FTP: Funds Transfer Pricing	U.S. GAAP: United States Generally Accepted Accounting
FTS: Fifth Third Securities, Inc.	Principles
GDP: Gross Domestic Product	VA: United States Department of Veterans Affairs
GNMA: Government National Mortgage Association	VIE: Variable Interest Entity
GSE: United States Government Sponsored Enterprise	VRDN: Variable Rate Demand Note

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2022, net interest income on an FTE basis and noninterest income provided 67% and 33% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Consolidated Financial Statements for the year ended December 31, 2022. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Current Economic Conditions
Robust demand, labor shortages and supply chain constraints have led to persistent inflationary pressures throughout the economy. In response to these inflationary pressures, the FRB raised benchmark interest rates and may continue to raise interest rates in response to economic conditions, particularly a continued high rate of inflation. Amidst these uncertainties, some financial markets continued to experience volatility.

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

54 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Accelerated Share Repurchase Transactions
The Bancorp entered into and settled a number of accelerated share repurchase transactions during the years ended December 31, 2022 and 2021. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of these repurchase agreements. Refer to Note 24 of the Notes to Consolidated Financial Statements for additional information on share repurchase activity. For further information on a subsequent event related to capital actions, refer to Note 32 of the Notes to Consolidated Financial Statements.
Senior Notes Offerings
During the year ended December 31, 2022, the Bancorp (including both the parent company and its banking subsidiary) issued and sold fixed-rate/floating-rate senior notes in a number of debt offerings. These transactions included:
•A Bancorp issuance on April 25, 2022 of $1 billion of fixed-rate/floating-rate senior notes which included $400 million of notes maturing on April 25, 2028 and $600 million of notes maturing on April 25, 2033.
•A Bancorp issuance on July 28, 2022 of $1 billion of fixed-rate/floating-rate senior notes maturing on July 28, 2030.
•A Bancorp issuance on October 27, 2022 of $1 billion of fixed-rate/floating-rate senior notes maturing on October 27, 2028.
•A Bank issuance on October 27, 2022 of $1 billion of fixed-rate/floating-rate senior notes maturing on October 27, 2025.

In each of these transactions, the parent company and banking subsidiary entered into interest rate swaps designated as fair value hedges to convert the fixed-rate period of the notes to a floating rate of interest. For more information, refer to Note 17 of the Notes to Consolidated Financial Statements.

Business Combination
During the second quarter of 2022, the Bancorp completed the acquisition of a national point-of-sale consumer lender specializing in home improvement and solar energy installation loans originated through a network of contractors and installers. The acquisition was accounted for under the acquisition method of accounting which generally requires assets acquired and liabilities assumed to be recorded at their estimated fair values at acquisition date. These fair value estimates are considered preliminary as of December 31, 2022 and are subject to change for up to one year after the acquisition date as additional information becomes available. For more information on the acquisition, refer to Notes 10 and 11 of the Notes to Consolidated Financial Statements.

LIBOR Transition
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA would stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Since then, central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR.

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

On March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) into law. The LIBOR Act offers a federal solution for transitioning legacy instruments that lack sufficient provisions addressing LIBOR’s cessation by outlining a uniform process to govern the transition from LIBOR to a replacement rate. The LIBOR Act also establishes a safe harbor for lenders, shielding lenders from litigation as a result of their choice of a replacement rate (such as SOFR) per FRB recommendations. On December 16, 2022, the FRB issued its final regulations which carry out the terms of the LIBOR Act. These regulations: (i) address the applicability of the LIBOR Act to various LIBOR contracts, (ii) identify the FRB-selected benchmark replacements for various types of LIBOR contracts, (iii) include certain benchmark replacement conforming changes, (iv) address the issue of preemption and (v) provide other clarifications, definitions and information. The regulations will become effective on February 27, 2023, which is thirty (30) days after the regulations were published in the Federal Register.

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
55 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Although the full impact of LIBOR reforms and actions remains unclear, the Bancorp has discontinued entering into new LIBOR-based contracts in accordance with regulatory guidance, except for permissible limited use, such as part of hedging and risk management programs. During the fourth quarter of 2021, the Bancorp expanded its offering of alternative reference rate products, including SOFR. In addition, the Bancorp is continuing its transition of existing LIBOR-based exposures to an appropriate alternative reference rate on or before June 30, 2023. As of December 31, 2022, the Bancorp had substantial exposure to LIBOR-based products throughout several of its lines of business. These exposures included derivative contracts with a total notional value of approximately $96 billion, loans outstanding of approximately $24 billion, preferred stock of approximately $1.4 billion and long-term debt of approximately $237 million. The Bancorp currently estimates that approximately 8% of the existing exposures will mature before June 30, 2023. For the contracts that will not mature prior to June 30, 2023, an additional portion of these contracts is subject to contractual terms specifying alternative reference rates (“fallback provisions”) that would become effective upon cessation of LIBOR’s publication. Existing exposures without fallback provisions are expected to either be amended prior to June 30, 2023 to include such provisions or to transition to an alternative reference rate pursuant to the terms of the LIBOR Act and its related regulations.

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

The following are some of the key indicators used by management to assess the Bancorp’s business performance, including those which are considered in the Bancorp’s compensation programs:

•CET1 Capital Ratio: CET1 capital divided by risk-weighted assets as defined by the Basel III standardized approach to risk-weighting of assets
•Return on Average Tangible Common Equity (non-GAAP): Tangible net income available to common shareholders divided by average tangible common equity
•Return on Average Common Equity, Excluding AOCI (non-GAAP): Net income available to common shareholders divided by total equity, excluding AOCI and preferred stock
•Net Interest Margin (non-GAAP): Net interest income on an FTE basis divided by average interest-earning assets
•Efficiency Ratio (non-GAAP): Noninterest expense divided by the sum of net interest income on an FTE basis and noninterest income
•Earnings Per Share, Diluted: Net income allocated to common shareholders divided by average common shares outstanding after the effect of dilutive stock-based awards
•Nonperforming Portfolio Assets Ratio: Nonperforming portfolio assets divided by portfolio loans and leases and OREO
•Net Charge-off Ratio: Net losses charged-off divided by average portfolio loans and leases
•Return on Average Assets: Net income divided by average assets
•Loan-to-Deposit Ratio: Total loans divided by total deposits
•Household Growth: Change in the number of consumer households with retail relationship-based checking accounts

The list of indicators above is intended to summarize some of the most important metrics utilized by management in evaluating the Bancorp’s performance and does not represent an all-inclusive list of all performance measures that may be considered relevant or important to management or investors.

56 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 1: Earnings Summary
For the years ended December 31 ($ in millions, except per share data)	2022	2021	2020
Income Statement Data
Net interest income (U.S. GAAP)	$5,609	4,770	4,782
Net interest income (FTE)(a)(b)	5,625	4,782	4,795
Noninterest income	2,766	3,118	2,830
Total revenue (FTE)(a)(b)	8,391	7,900	7,625
Provision for (benefit from) credit losses	563	(377)	1,097
Noninterest expense	4,719	4,748	4,718
Net income	2,446	2,770	1,427
Net income available to common shareholders	2,330	2,659	1,323
Common Share Data
Earnings per share - basic	$3.38	3.78	1.84
Earnings per share - diluted	3.35	3.73	1.83
Cash dividends declared per common share	1.26	1.14	1.08
Book value per share	22.26	29.43	29.46
Market value per share	32.81	43.55	27.57
Financial Ratios
Return on average assets	1.18%	1.34	0.73
Return on average common equity	13.7	12.8	6.4
Return on average tangible common equity(b)	19.7	16.6	8.4
Dividend payout	37.3	30.2	58.7
(a)Amounts presented on an FTE basis. The FTE adjustments were $16, $12 and $13 for the years ended December 31, 2022, 2021 and 2020, respectively.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
The Bancorp’s net income available to common shareholders for the year ended December 31, 2022 was $2.3 billion, or $3.35 per diluted share, which was net of $116 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2021 was $2.7 billion, or $3.73 per diluted share, which was net of $111 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $5.6 billion for the year ended December 31, 2022, an increase of $843 million compared to the prior year. Net interest income benefited from increases in market interest rates, resulting in increases in yields on average loans and leases and average other short-term investments for the year ended December 31, 2022 compared to the prior year. Net interest income also benefited from increases in average taxable securities and average commercial and industrial loans for the year ended December 31, 2022 compared to the prior year. These positive impacts were partially offset by an increase in rates paid on average interest-bearing core deposits, an increase in the average balance of FHLB advances and an increase in rates paid on average long-term debt as well as a decrease in interest income recognized from PPP loans for the year ended December 31, 2022 compared to the prior year. Net interest margin on an FTE basis (non-GAAP) was 3.02% for the year ended December 31, 2022 compared to 2.59% for the year ended December 31, 2021.

The provision for credit losses was $563 million for the year ended December 31, 2022 compared to a benefit from credit losses of $377 million in the prior year. Provision expense increased for the year ended December 31, 2022 compared to the prior year primarily driven by factors which caused increases in the ACL during the year ended December 31, 2022 including deterioration in forecasted macroeconomic conditions and higher period-end loan and lease balances, primarily driven by commercial and industrial loan growth, originations of point-of-sale solar energy installation loans in the second half of 2022 and loans acquired in a business acquisition completed in the second quarter of 2022. Net losses charged off as a percent of average portfolio loans and leases were 0.19% and 0.16% for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO decreased to 0.44% compared to 0.47% at December 31, 2021. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Consolidated Financial Statements.

Noninterest income decreased $352 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in securities losses as well as decreases in commercial banking revenue, other noninterest income, leasing business revenue and mortgage banking net revenue.

Noninterest expense decreased $29 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to decreases in compensation and benefits expense and card and processing expense, partially offset by increases in technology and communications, other noninterest expense and marketing expense.

For more information on net interest income, noninterest income and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

57 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of December 31, 2022. As of December 31, 2022, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:

•CET1 capital ratio: 9.28%;
•Tier 1 risk-based capital ratio: 10.53%;
•Total risk-based capital ratio: 12.79%;
•Leverage ratio: 8.56%

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
For the years ended December 31 ($ in millions)	2022	2021	2020
Net interest income (U.S. GAAP)	$5,609	4,770	4,782
Add: FTE adjustment	16	12	13
Net interest income on an FTE basis (1)	$5,625	4,782	4,795

Interest income (U.S. GAAP)	$6,587	5,211	5,572
Add: FTE adjustment	16	12	13
Interest income on an FTE basis (2)	$6,603	5,223	5,585

Interest expense (3)	$978	441	790
Noninterest income (4)	2,766	3,118	2,830
Noninterest expense (5)	4,719	4,748	4,718
Average interest-earning assets (6)	186,326	184,378	172,688
Average interest-bearing liabilities (7)	119,624	115,469	119,018

Ratios:
Net interest margin on an FTE basis (1) / (6)	3.02%	2.59	2.78
Net interest rate spread on an FTE basis ((2) / (6)) - ((3) / (7))	2.72	2.45	2.57
Efficiency ratio on an FTE basis (5) / ((1) + (4))	56.2	60.1	61.9

Pre-provision net revenue is net interest income plus noninterest income minus noninterest expense. The Bancorp believes this measure is important because it provides a ready view of the Bancorp’s pre-tax earnings before the impact of provision expense.

The following table reconciles the non-GAAP financial measure of pre-provision net revenue to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Pre-Provision Net Revenue
For the years ended December 31 ($ in millions)	2022	2021	2020
Net interest income (U.S. GAAP)	$5,609	4,770	4,782
Add: Noninterest income	2,766	3,118	2,830
Less: Noninterest expense	4,719	4,748	4,718
Pre-provision net revenue	$3,656	3,140	2,894

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
59 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
For the years ended December 31 ($ in millions)	2022	2021	2020
Net income available to common shareholders (U.S. GAAP)	$2,330	2,659	1,323
Add: Intangible amortization, net of tax	37	34	38
Tangible net income available to common shareholders (1)	$2,367	2,693	1,361

Average Bancorp shareholders’ equity (U.S. GAAP)	$19,080	22,812	22,555
Less: Average preferred stock	2,116	2,116	1,916
Average goodwill	4,779	4,366	4,258
Average intangible assets	168	142	172
Average tangible common equity (2)	$12,017	16,188	16,209

Return on average tangible common equity (1) / (2)	19.7%	16.6	8.4

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures - Capital Ratios
As of December 31 ($ in millions)	2022	2021
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$17,327	22,210
Less: Preferred stock	2,116	2,116
Goodwill	4,915	4,514
Intangible assets	169	156
AOCI	(5,110)	1,207
Tangible common equity, excluding AOCI (1)	15,237	14,217
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$17,353	16,333

Total Assets (U.S. GAAP)	$207,452	211,116
Less: Goodwill	4,915	4,514
Intangible assets	169	156
AOCI, before tax	(6,468)	1,528
Tangible assets, excluding AOCI (3)	$208,836	204,918

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	8.31%	7.97
Tangible common equity as a percentage of tangible assets (1) / (3)	7.30	6.94

60 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT ACCOUNTING STANDARDS
Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standard applicable to the Bancorp during 2022 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. There have been no material changes to the valuation techniques or models described below during the year ended December 31, 2022.

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

The Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases. Contractual terms are adjusted for expected prepayments but are not extended for expected extensions, renewals or modifications except in circumstances where the Bancorp reasonably expects to execute a TDR with the borrower or where certain extension or renewal options are embedded in the original contract and not unconditionally cancellable by the Bancorp. Accrued interest receivable on loans is presented in the Consolidated Financial Statements as a component of other assets. When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed. The Bancorp follows established policies for placing loans on nonaccrual status, so uncollectible accrued interest receivable is reversed in a timely manner. As a result, the Bancorp has elected not to measure a reserve for accrued interest receivable as part of its ALLL. However, the Bancorp does record a reserve for the portion of accrued interest receivable that it expects to be uncollectible. For additional information on the Bancorp’s accounting policies related to nonaccrual loans and leases, refer to Note 1 of the Notes to Consolidated Financial Statements.

Credit losses are charged and recoveries are credited to the ALLL. The ALLL is maintained at a level the Bancorp considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectability of loans and leases, including historical credit loss experience, current and forecasted market and economic conditions and consideration of various qualitative factors that, in management’s judgment, deserve consideration in estimating expected credit losses. Provisions for credit losses are recorded for the amounts necessary to adjust the ALLL to the Bancorp’s current estimate of expected credit losses on portfolio loans and leases. The Bancorp’s strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits and conservative underwriting, documentation and collections standards. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality. Refer to the Credit Risk Management section of MD&A for additional information.

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

TABLE 6: Fair Value Summary
As of ($ in millions)	December 31, 2022		December 31, 2021
	Balance	Level 3	Balance	Level 3
Assets carried at fair value	$57,002	1,876	43,685	1,287
As a percent of total assets	27%	1	21	1
Liabilities carried at fair value	$4,130	203	2,310	222
As a percent of total liabilities	2%	—	1	—

Refer to Note 28 of the Notes to Consolidated Financial Statements for further information on fair value measurements including a description of the valuation methodologies used for significant financial instruments.

Goodwill
Business combinations entered into by the Bancorp typically include the recognition of goodwill. U.S. GAAP requires goodwill to be tested for impairment at the reporting unit level on an annual basis, which the Bancorp performs as of September 30 each year, and more frequently if events or circumstances indicate that there may be impairment.

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

Tables 7 and 8 present the components of net interest income, net interest margin and net interest rate spread for the years ended December 31, 2022, 2021 and 2020, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $5.6 billion for the year ended December 31, 2022, an increase of $843 million compared to the prior year. Net interest income benefited from increases in market interest rates, resulting in increases in yields of 54 bps on average loans and leases and 81 bps on average other short-term investments for the year ended December 31, 2022 compared to the prior year. Net interest income also benefited from increases in average taxable securities and average commercial and industrial loans of $16.1 billion and $6.7 billion, respectively, for the year ended December 31, 2022 compared to the prior year. These positive impacts were partially offset by an increase in rates paid on average interest-bearing core deposits of 35 bps, an increase in the average balance of FHLB advances of $3.7 billion and an increase in rates paid on average long-term debt of 61 bps for the year ended December 31, 2022 compared to the prior year. Interest income recognized from PPP loans decreased to $43 million for the year ended December 31, 2022 compared to $189 million for the prior year.

Net interest rate spread on an FTE basis (non-GAAP) was 2.72% during the year ended December 31, 2022 compared to 2.45% during the year ended December 31, 2021. Yields on average interest-earning assets increased 71 bps, partially offset by a 44 bps increase in rates paid on average interest-bearing liabilities for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Net interest margin on an FTE basis (non-GAAP) was 3.02% for the year ended December 31, 2022 compared to 2.59% for the year ended December 31, 2021. Net interest margin for the year ended December 31, 2022 was positively impacted by the previously mentioned increase in the net interest rate spread. Net interest margin results are expected to continue increasing, albeit at a slower pace, driven by the continued repricing of the Bancorp’s fixed-rate assets portfolios into higher rates and the benefits of expected continued growth of the Bancorp’s other consumer loan portfolio, partially offset by the impact of rising rates on deposits and other interest-bearing liabilities.

Interest income on an FTE basis (non-GAAP) from loans and leases increased $876 million from the year ended December 31, 2021 driven by the previously mentioned increases in market interest rates and average commercial and industrial loans, partially offset by lower income from PPP loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments increased $504 million from the year ended December 31, 2021 primarily due to the previously mentioned increases in average taxable securities and yields on average other short-term investments.

Interest expense on average core deposits increased $354 million from the year ended December 31, 2021 primarily due to an increase in the cost of average interest-bearing core deposits to 40 bps for the year ended December 31, 2022 from 5 bps for the year ended December 31, 2021, as a result of increasing short-term interest rates. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $183 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the previously mentioned increase in the average balance of FHLB advances and increase in rates paid on average long-term debt, partially offset by a decrease in the average balance of long-term debt of $1.2 billion from the prior year. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the year ended December 31, 2022, average wholesale funding represented 15% of average interest-bearing liabilities compared to 13% for the year ended December 31, 2021. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.
65 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 7: Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the years ended December 31	2022			2021			2020
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans and leases:(a)
Commercial and industrial loans	$55,618	2,401	4.32%	$48,966	1,735	3.54%	$53,814	1,954	3.63%
Commercial mortgage loans	10,723	415	3.87	10,396	313	3.01	11,011	391	3.54
Commercial construction loans	5,458	239	4.38	5,783	181	3.13	5,509	201	3.65
Commercial leases	2,828	85	3.02	3,130	92	2.94	3,038	104	3.43
Total commercial loans and leases	74,627	3,140	4.21	68,275	2,321	3.40	73,372	2,650	3.61
Residential mortgage loans	19,731	645	3.27	21,359	695	3.26	17,828	622	3.49
Home equity	3,971	177	4.46	4,565	164	3.59	5,679	222	3.90
Indirect secured consumer loans	16,914	560	3.31	15,156	508	3.35	12,454	490	3.93
Credit card	1,737	221	12.73	1,783	219	12.28	2,230	260	11.64
Other consumer loans	3,581	220	6.16	2,979	180	6.03	2,848	192	6.76
Total consumer loans	45,934	1,823	3.97	45,842	1,766	3.85	41,039	1,786	4.35
Total loans and leases	$120,561	4,963	4.12%	$114,117	4,087	3.58%	$114,411	4,436	3.88%
Securities:
Taxable	$52,218	1,493	2.86%	$36,164	1,074	2.97%	$36,109	1,114	3.08%
Exempt from income taxes(a)	1,128	31	2.72	854	20	2.33	233	6	2.61
Other short-term investments	12,419	116	0.94	33,243	42	0.13	21,935	29	0.13
Total interest-earning assets	$186,326	6,603	3.54%	$184,378	5,223	2.83%	$172,688	5,585	3.23%
Cash and due from banks	3,093			3,055			2,978
Other assets	19,490			21,050			20,933
Allowance for loan and lease losses	(1,980)			(2,159)			(2,369)
Total assets	$206,929			$206,324			$194,230
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$45,835	297	0.65%	$45,850	26	0.06%	$46,890	126	0.27%
Savings deposits	23,445	32	0.14	20,531	4	0.02	16,440	10	0.06
Money market deposits	29,326	67	0.23	30,631	12	0.04	29,879	88	0.29
Foreign office deposits	170	1	0.74	164	—	0.04	185	—	0.21
CDs $250,000 or less	2,342	9	0.40	3,214	10	0.31	5,247	66	1.25
Total interest-bearing core deposits	101,118	406	0.40	100,390	52	0.05	98,641	290	0.29
CDs over $250,000	1,688	41	2.45	530	7	1.30	2,208	31	1.41
Other deposits	—	—	—	—	—	—	71	1	0.76
Federal funds purchased	381	6	1.69	333	—	0.12	385	2	0.58
Securities sold under repurchase agreements	482	1	0.17	594	—	0.02	610	2	0.28
FHLB advances	3,733	98	2.63	—	—	—	470	3	0.65
Derivative collateral and other borrowed money	329	9	2.94	513	2	0.30	629	9	1.44
Long-term debt	11,893	417	3.50	13,109	380	2.89	16,004	452	2.82
Total interest-bearing liabilities	$119,624	978	0.82%	$115,469	441	0.38%	$119,018	790	0.66%
Demand deposits	60,185			62,028			47,111
Other liabilities	8,040			6,015			5,546
Total liabilities	$187,849			$183,512			$171,675
Total equity	$19,080			$22,812			$22,555
Total liabilities and equity	$206,929			$206,324			$194,230
Net interest income (FTE)(b)		$5,625			$4,782			$4,795
Net interest margin (FTE)(b)			3.02%			2.59%			2.78%
Net interest rate spread (FTE)(b)			2.72			2.45			2.57
Interest-bearing liabilities to interest-earning assets			64.20			62.63			68.92
(a)The FTE adjustments included in the above table were $16, $12 and $13 for the years ended December 31, 2022, 2021, and 2020, respectively.
(b)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

66 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 8: Changes in Net Interest Income Attributable to Volume and Yield/Rate(a)
For the years ended December 31	2022 Compared to 2021			2021 Compared to 2020
($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:
Commercial and industrial loans	$255	411	666	(172)	(47)	(219)
Commercial mortgage loans	10	92	102	(22)	(56)	(78)
Commercial construction loans	(11)	69	58	10	(30)	(20)
Commercial leases	(9)	2	(7)	3	(15)	(12)
Total commercial loans and leases	245	574	819	(181)	(148)	(329)
Residential mortgage loans	(53)	3	(50)	117	(44)	73
Home equity	(23)	36	13	(41)	(17)	(58)
Indirect secured consumer loans	58	(6)	52	97	(79)	18
Credit card	(6)	8	2	(55)	14	(41)
Other consumer loans	37	3	40	9	(21)	(12)
Total consumer loans	13	44	57	127	(147)	(20)
Total loans and leases	$258	618	876	(54)	(295)	(349)
Securities:
Taxable	$461	(42)	419	1	(41)	(40)
Exempt from income taxes	7	4	11	15	(1)	14
Other short-term investments	(42)	116	74	14	(1)	13
Total change in interest income	$684	696	1,380	(24)	(338)	(362)
Liabilities:
Interest-bearing liabilities:
Interest checking deposits	$—	271	271	(3)	(97)	(100)
Savings deposits	1	27	28	2	(8)	(6)
Money market deposits	(1)	56	55	2	(78)	(76)
Foreign office deposits	—	1	1	—	—	—
CDs $250,000 or less	(3)	2	(1)	(19)	(37)	(56)
Total interest-bearing core deposits	(3)	357	354	(18)	(220)	(238)
CDs over $250,000	24	10	34	(22)	(2)	(24)
Other deposits	—	—	—	(1)	—	(1)
Federal funds purchased	—	6	6	—	(2)	(2)
Securities sold under repurchase agreements	—	1	1	—	(2)	(2)
FHLB advances	98	—	98	(3)	—	(3)
Derivative collateral and other borrowed money	(1)	8	7	—	(7)	(7)
Long-term debt	(37)	74	37	(83)	11	(72)
Total change in interest expense	$81	456	537	(127)	(222)	(349)
Total change in net interest income	$603	240	843	103	(116)	(13)
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

The provision for credit losses was $563 million for the year ended December 31, 2022 compared to a benefit from credit losses of $377 million in the prior year. Provision expense increased for the year ended December 31, 2022 compared to the prior year primarily driven by factors which caused increases in the ACL during the year ended December 31, 2022 including deterioration in forecasted macroeconomic conditions and higher period-end loan and lease balances. The increase in period-end loan and lease balances was primarily driven by commercial and industrial loan growth, originations of point-of-sale solar energy installation loans in the second half of 2022 and loans acquired in a business acquisition completed in the second quarter of 2022. The economic forecasts used to estimate the ACL at December 31, 2022 were generally less favorable than those used at December 31, 2021, reflecting an inflationary environment, rising
67 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
interest rates and higher oil prices. The benefit from credit losses for year ended December 31, 2021 was driven by decreases in the ACL in response to improved economic forecasts and improved commercial and consumer credit quality.

The ALLL increased $302 million from December 31, 2021 to $2.2 billion at December 31, 2022. At December 31, 2022, the ALLL as a percent of portfolio loans and leases increased to 1.81%, compared to 1.69% at December 31, 2021. The reserve for unfunded commitments increased $34 million from December 31, 2021 to $216 million at December 31, 2022. At December 31, 2022, the ACL as a percent of portfolio loans and leases increased to 1.98%, compared to 1.85% at December 31, 2021.

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

Noninterest Income
Noninterest income decreased $352 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The following table presents the components of noninterest income:

TABLE 9: Components of Noninterest Income
For the years ended December 31 ($ in millions)	2022	2021	2020
Service charges on deposits	$589	600	559
Wealth and asset management revenue	570	586	520
Commercial banking revenue	565	637	528
Card and processing revenue	409	402	352
Leasing business revenue	237	300	276
Mortgage banking net revenue	215	270	320
Other noninterest income	265	332	211
Securities (losses) gains, net	(82)	(7)	62
Securities (losses) gains, net - non-qualifying hedges on mortgage servicing rights	(2)	(2)	2
Total noninterest income	$2,766	3,118	2,830

Service charges on deposits
Service charges on deposits decreased $11 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to a decrease in service charges on both commercial and consumer deposits. Service charges on commercial deposits were $434 million for the year ended December 31, 2022, a decrease of $3 million from the prior year primarily due to higher treasury management earnings credits driven by market interest rates, partially offset by an increase in commercial treasury management fees. Service charges on consumer deposits were $155 million for the year ended December 31, 2022, a decrease of $8 million from the prior year primarily due to a decrease in consumer deposit fees driven by the elimination of non-sufficient funds fees during 2022.

Wealth and asset management revenue
Wealth and asset management revenue decreased $16 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to decreases in private client service fees and securities income. The Bancorp’s trust and registered investment advisory businesses had approximately $510 billion and $554 billion in total assets under care as of December 31, 2022 and 2021, respectively, and managed $55 billion and $65 billion in assets for individuals, corporations and not-for-profit organizations as of December 31, 2022 and 2021, respectively.

Commercial banking revenue
Commercial banking revenue decreased $72 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to decreases in corporate bond fees, loan syndication fees, merger and acquisition fees and equity capital markets fees, partially offset by an increase in contract revenue from commercial customer derivatives as well as an increase in foreign exchange fees.

Card and processing revenue
Card and processing revenue increased $7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in credit card interchange, partially offset by increased reward costs as well as a decrease in other electronic funds transfer income. The increases in credit card interchange and reward costs were primarily driven by an increase in consumer and business card spend volumes.

68 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Leasing business revenue
Leasing business revenue decreased $63 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily driven by decreases in lease syndication fees and leasing business solutions revenue, partially offset by an increase in lease remarketing fees. The decrease in leasing business solutions revenue was related to the disposition of LaSalle Solutions during the second quarter of 2022.

Mortgage banking net revenue
Mortgage banking net revenue decreased $55 million for the year ended December 31, 2022 compared to the year ended December 31, 2021.

The following table presents the components of mortgage banking net revenue:

TABLE 10: Components of Mortgage Banking Net Revenue
For the years ended December 31 ($ in millions)	2022	2021	2020
Origination fees and gains on loan sales	$91	285	315
Net mortgage servicing revenue:
Gross mortgage servicing fees	310	247	263
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(186)	(262)	(258)
Net mortgage servicing revenue	124	(15)	5
Total mortgage banking net revenue	$215	270	320
Origination fees and gains on loan sales decreased $194 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily driven by decreases in gain on sale margins and lower volumes of residential mortgage loan originations and sales as well as the impact of gains recognized during the year ended December 31, 2021 from sales of government-guaranteed loans that were previously in forbearance programs. Residential mortgage loan originations decreased to $14.0 billion for the year ended December 31, 2022 from $19.0 billion for the year ended December 31, 2021 due primarily to the impact of higher market interest rates on refinance activity.

The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy.

TABLE 11: Components of Net Valuation Adjustments on MSRs
For the years ended December 31 ($ in millions)	2022	2021	2020
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(363)	(123)	307
Changes in fair value:
Due to changes in inputs or assumptions(a)	355	142	(311)
Other changes in fair value(b)	(178)	(281)	(254)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(186)	(262)	(258)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

For the years ended December 31, 2022 and 2021, the Bancorp recognized income of $177 million and losses of $139 million, respectively, in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The valuation adjustments on the MSR portfolio included increases of $355 million and $142 million for the years ended December 31, 2022 and 2021, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. Mortgage rates increased during the year ended December 31, 2022 which caused a reduction in modeled prepayment speeds. There was also an increase in the modeled OAS assumptions for the year ended December 31, 2022. The fair value of the MSR portfolio also decreased $178 million and $281 million as a result of contractual principal payments and actual prepayment activity for the years ended December 31, 2022 and 2021, respectively.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net losses of $2 million during both the years ended December 31, 2022 and 2021 recorded in securities (losses) gains, net - non-qualifying hedges on mortgage servicing rights in the Bancorp’s Consolidated Statements of Income.

69 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Bancorp’s total residential mortgage loans serviced at December 31, 2022 and 2021 were $120.2 billion and $106.8 billion, respectively, with $103.2 billion and $89.2 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income
The following table presents the components of other noninterest income:

TABLE 12: Components of Other Noninterest Income
For the years ended December 31 ($ in millions)	2022	2021	2020
Private equity investment income	$70	81	75
BOLI income	64	61	63
Cardholder fees	54	50	44
Income from the TRA associated with Worldpay, Inc.	46	46	74
Banking center income	24	23	20
Equity method investment income	22	30	12
Consumer loan fees	19	17	20
Gains on contract sales	3	62	2
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(84)	(86)	(103)
Other, net	47	48	4
Total other noninterest income	$265	332	211

Other noninterest income decreased $67 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to decreases in gains on contract sales and private equity investment income.

Gains on contract sales decreased $59 million for the year ended December 31, 2022 compared to December 31, 2021 as the prior year included the recognition of a $60 million gain on the sale of the Bancorp’s HSA deposit portfolio which was completed in the third quarter of 2021. Private equity investment income decreased $11 million for the year ended December 31, 2022 compared to the prior year primarily driven by losses recognized on certain private equity investments.

Noninterest Expense
Noninterest expense decreased $29 million for the year ended December 31, 2022 compared to the year ended December 31, 2021.

The following table presents the components of noninterest expense:

TABLE 13: Components of Noninterest Expense
For the years ended December 31 ($ in millions)	2022	2021	2020
Compensation and benefits	$2,554	2,626	2,590
Technology and communications	416	388	362
Net occupancy expense	307	312	350
Equipment expense	145	138	130
Leasing business expense	131	137	140
Marketing expense	118	107	104
Card and processing expense	80	89	121
Other noninterest expense	968	951	921
Total noninterest expense	$4,719	4,748	4,718
Efficiency ratio on an FTE basis(a)	56.2%	60.1	61.9
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense decreased $72 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily driven by decreases in non-qualified deferred compensation expense and performance-based compensation, partially offset by the impact of a special broad-based compensation bonus granted in the first quarter of 2022, the additional personnel costs of an acquired business and the impact of raising the Bancorp’s minimum wage in the third quarter of 2022. Full-time equivalent employees totaled 19,319 at December 31, 2022 compared to 19,112 at December 31, 2021.

Technology and communications expense increased $28 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily driven by increased investment in strategic initiatives and technology.

Marketing expense increased $11 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in account acquisition programs.

70 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Card and processing expense decreased $9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to contract renegotiations with a third-party vendor, partially offset by increased association network charges as a result of increased credit card spend.

The following table presents the components of other noninterest expense:

TABLE 14: Components of Other Noninterest Expense
For the years ended December 31 ($ in millions)	2022	2021	2020
Loan and lease	$167	217	162
FDIC insurance and other taxes	132	114	118
Losses and adjustments	91	69	100
Data processing	82	79	75
Travel	60	34	27
Professional service fees	54	63	49
Intangible amortization	47	44	48
Postal and courier	40	37	36
Other, net	295	294	306
Total other noninterest expense	$968	951	921
Other noninterest expense increased $17 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to increases in travel expense, losses and adjustments and FDIC insurance and other taxes, partially offset by a decrease in loan and lease expense.

Travel expense increased $26 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to an increase in travel as a result of the gradual cessation of travel restrictions related to the COVID-19 pandemic. Losses and adjustments increased $22 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to a reduction in the net benefit from changes in credit valuation adjustments on customer accommodation derivatives and an increase in operational losses. FDIC insurance and other taxes increased $18 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily as a result of an increase in the FDIC insurance assessment rate. Loan and lease expense decreased $50 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily driven by a decrease in loan servicing expenses related to the Bancorp’s sales of certain government-guaranteed residential mortgage loans that were previously in forbearance programs and serviced by a third party.

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

The effective tax rates for the years ended December 31, 2022 and 2021 were primarily impacted by $219 million and $193 million, respectively, of low-income housing tax credits and other tax benefits and $26 million and $23 million, respectively, of tax benefits from tax exempt income and were partially offset by $189 million and $163 million, respectively, of proportional amortization related to qualifying LIHTC investments.

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 15: Applicable Income Taxes
For the years ended December 31 ($ in millions)	2022	2021	2020
Income before income taxes	$3,093	3,517	1,797
Applicable income tax expense	647	747	370
Effective tax rate	21.0%	21.2	20.6
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

The Bancorp manages interest rate risk centrally at the corporate level. By employing an FTP methodology, the business segments are insulated from most benchmark interest rate volatility, enabling them to focus on serving customers through the origination of loans and acceptance of deposits. The FTP methodology assigns charge and credit rates to classes of assets and liabilities, respectively, based on the estimated amount and timing of cash flows for each transaction. Assigning the FTP rate based on matching the duration of cash flows allocates interest income and interest expense to each business segment so its resulting net interest income is insulated from future changes in benchmark interest rates. The Bancorp’s FTP methodology also allocates the contribution to net interest income of the asset-generating and deposit-providing businesses on a duration-adjusted basis to better attribute the driver of the performance. As the asset and liability durations are not perfectly matched, the residual impact of the FTP methodology is captured in General Corporate and Other. The charge and credit rates are determined using the FTP rate curve, which is based on an estimate of Fifth Third’s marginal borrowing cost in the wholesale funding markets. The FTP curve is constructed using the U.S. swap curve, brokered CD pricing and unsecured debt pricing. The Bancorp’s FTP methodology was not adjusted during the years ended December 31, 2022, 2021 and 2020.

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets have increased since December 31, 2021 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also increased since December 31, 2021, due to higher interest rates and modified assumptions. Thus, net interest income for asset-generating business segments was negatively impacted by the rates charged on assets while deposit-providing business segments were positively impacted during the year ended December 31, 2022.

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

The following table summarizes net income (loss) by business segment:

TABLE 16: Net Income (Loss) by Business Segment
For the years ended December 31 ($ in millions)	2022	2021	2020
Income Statement Data
Commercial Banking	$1,649	1,554	398
Consumer and Small Business Banking	1,309	220	357
Wealth and Asset Management	198	94	102
General Corporate and Other	(710)	902	570
Net income	$2,446	2,770	1,427

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 17: Commercial Banking
For the years ended December 31 ($ in millions)	2022	2021	2020
Income Statement Data
Net interest income (FTE)(a)	$2,552	1,604	2,022
Provision for (benefit from) credit losses	33	(597)	1,086
Noninterest income:
Commercial banking revenue	563	633	527
Service charges on deposits	372	385	358
Leasing business revenue	237	300	276
Other noninterest income	168	179	172
Noninterest expense:
Compensation and benefits	639	644	606
Leasing business expense	131	137	140
Other noninterest expense	1,053	992	1,063
Income before income taxes (FTE)	2,036	1,925	460
Applicable income tax expense(a)(b)	387	371	62
Net income	$1,649	1,554	398
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$70,904	62,571	68,175
Demand deposits	35,147	38,220	27,724
Interest checking deposits	21,341	22,452	26,058
Savings and money market deposits	6,019	7,825	8,003
Certificates of deposit	108	117	157
Foreign office deposits	170	164	185
(a)Includes FTE adjustments of $10, $8 and $13 for the years ended December 31, 2022, 2021 and 2020, respectively.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Comparison of the year ended 2022 with 2021
Net income was $1.6 billion for both the years ended December 31, 2022 and 2021 as an increase in net interest income on an FTE basis was partially offset by an increase in provision for credit losses as well as a decrease in noninterest income and an increase in noninterest expense.

Net interest income on an FTE basis increased $948 million from the year ended December 31, 2021 primarily driven by increases in yields on and average balances of commercial loans and leases as well as increases in FTP credit rates on deposits. These positive impacts were partially offset by increases in FTP charges on commercial loans and leases as well as increases in rates paid on interest checking deposits and savings and money market deposits.

The provision for credit losses was $33 million for the year ended December 31, 2022 compared to a benefit from credit losses of $597 million for the year ended December 31, 2021. The benefit from credit losses for the year ended December 31, 2021 was primarily driven by a decrease in commercial criticized asset levels during that period. The increase in provision expense for the year ended December 31, 2022 was primarily driven by an increase in net charge-offs on commercial and industrial loans. Net charge-offs as a percent of average portfolio loans and leases increased to 12 bps for the year ended December 31, 2022 compared to 9 bps for the year ended December 31, 2021.

Noninterest income decreased $157 million from the year ended December 31, 2021 driven by decreases in commercial banking revenue, leasing business revenue, service charges on deposits and other noninterest income. Commercial banking revenue decreased $70 million from the year ended December 31, 2021 primarily due to decreases in corporate bond fees, loan syndication fees, merger and acquisition fees and equity capital markets fees, partially offset by an increase in contract revenue from commercial customer derivatives as well as an increase in foreign exchange fees. Leasing business revenue decreased $63 million from the year ended December 31, 2021 primarily driven by decreases in lease syndication fees and leasing business solutions revenue, partially offset by an increase in lease remarketing fees. The decrease in leasing business solutions revenue was related to the disposition of LaSalle Solutions during the second quarter of 2022. Service charges on deposits decreased $13 million from the year ended December 31, 2021 primarily due to a decrease in commercial deposit fees
73 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
driven by higher earnings credit rates. Other noninterest income decreased $11 million from the year ended December 31, 2021 primarily driven by the recognition of securities losses, partially offset by an increase in private equity investment income.

Noninterest expense increased $50 million from the year ended December 31, 2021 driven by an increase in other noninterest expense, partially offset by decreases in leasing business expense and compensation and benefits. Other noninterest expense increased $61 million from the year ended December 31, 2021 primarily as a result of increases in allocated expenses related to information technology support services and cash management services, a reduction in the net benefit from changes in credit valuation adjustments on customer accommodation derivatives as well as increases in FDIC insurance and other taxes and travel expenses. Leasing business expense decreased $6 million from the year ended December 31, 2021 primarily due to a decrease in operating lease equipment depreciation. Compensation and benefits decreased $5 million from the year ended December 31, 2021 primarily as a result of a decrease in incentive compensation, partially offset by an increase in base compensation.

Average commercial loans and leases increased $8.3 billion from the year ended December 31, 2021 primarily due to an increase in average commercial and industrial loans partially offset by decreases in average commercial construction loans and average commercial leases. Average commercial and industrial loans increased from the year ended December 31, 2021 primarily driven by increased revolving line of credit utilization and increased production. Average commercial construction loans decreased from the year ended December 31, 2021 as payoffs exceeded draws on existing commitments and loan originations. Average commercial leases decreased from the year ended December 31, 2021 primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average deposits decreased $6.0 billion from the year ended December 31, 2021 primarily due to decreases in average demand deposits, average savings and money market deposits and average interest checking deposits. Average demand deposits decreased $3.1 billion from the year ended December 31, 2021 primarily as a result of lower average balances per commercial customer account and balance migration into interest checking deposits. Average savings and money market deposits decreased $1.8 billion from the year ended December 31, 2021 primarily as a result of lower average balances per commercial customer account. Average interest checking deposits decreased $1.1 billion from the year ended December 31, 2021 primarily as a result of lower average balances per commercial customer account, partially offset by balance migration from demand deposits. Lower average commercial customer account balances in demand deposits, money market deposits and interest checking deposits included the impact of deliberate runoff during the second quarter of 2022 of certain higher cost commercial deposits.

Comparison of the year ended 2021 with 2020
Net income was $1.6 billion for the year ended December 31, 2021 compared to net income of $398 million for the year ended December 31, 2020. The increase in net income was primarily driven by a decrease in provision for credit losses as well as an increase in noninterest income and a decrease in noninterest expense, partially offset by a decrease in net interest income on an FTE basis.

Net interest income on an FTE basis decreased $418 million from the year ended December 31, 2020 primarily driven by decreases in yields on and average balances of commercial loans and leases as well as decreases in FTP credit rates on interest checking deposits, demand deposits and savings and money market deposits. These negative impacts were partially offset by decreases in FTP charge rates on loans and leases as well as decreases in rates paid on and average balances of interest checking deposits and savings and money market deposits.

The benefit from credit losses was $597 million for the year ended December 31, 2021 compared to a provision for credit losses of $1.1 billion for the year ended December 31, 2020. The decrease for the year ended December 31, 2021 was primarily driven by a decrease in commercial criticized asset levels as well as decreases in net charge-offs on commercial loans and leases. Net charge-offs as a percent of average portfolio loans and leases decreased to 9 bps for the year ended December 31, 2021 compared to 36 bps for the year ended December 31, 2020.

Noninterest income increased $164 million from the year ended December 31, 2020 primarily driven by increases in commercial banking revenue, service charges on deposits and leasing business revenue. Commercial banking revenue increased $106 million from the year ended December 31, 2020 primarily due to increases in loan syndication fees, business lending fees and institutional sales partially offset by a decrease in bridge fees. Service charges on deposits increased $27 million from the year ended December 31, 2020 primarily due to an increase in commercial deposit fees primarily due to growth in volume-based service revenues, with continued benefit from lower earnings credit rates. Leasing business revenue increased $24 million from the year ended December 31, 2020 primarily due to an increase in lease syndication fees partially offset by a decrease in lease remarketing fees.

Noninterest expense decreased $36 million from the year ended December 31, 2020 primarily driven by a decrease in other noninterest expense partially offset by an increase in compensation and benefits. Other noninterest expense decreased $71 million from the year ended December 31, 2020 primarily as a result of a decline in credit valuation adjustments on derivatives associated with customer accommodation contracts and decreases in allocated expenses related to cash management services. Compensation and benefits increased $38 million from the year ended December 31, 2020 primarily as a result of increases in incentive compensation and employee benefits expense driven by strong performance in fees related to business growth and expansion initiatives during the year ended December 31, 2021 as well as an increase in base compensation.

74 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average commercial loans and leases decreased $5.6 billion from the year ended December 31, 2020 primarily due to decreases in average commercial and industrial loans and average commercial mortgage loans partially offset by an increase in average commercial construction loans. Average commercial and industrial loans decreased from the year ended December 31, 2020 primarily driven by elevated revolving line of credit utilization during the year ended December 31, 2020 as well as paydowns in excess of loan originations. Average commercial mortgage loans decreased from the year ended December 31, 2020 as payoffs exceeded loan originations. Average commercial construction loans increased from the year ended December 31, 2020 as draws on existing commitments exceeded payoffs.

Average deposits increased $6.7 billion from the year ended December 31, 2020 primarily due to an increase in average demand deposits, partially offset by decreases in average interest checking deposits and average savings and money market deposits. Average demand deposits increased $10.5 billion from the year ended December 31, 2020 primarily as a result of commercial customers maintaining increased levels of liquidity driven by the amount of fiscal and monetary stimulus, as well as growth in the number of accounts and migration of balances from interest checking deposits. Average interest checking deposits decreased $3.6 billion from the year ended December 31, 2020 primarily as a result of the aforementioned balance migration into demand deposits and lower average balances per commercial customer account. Average savings and money market deposits decreased $178 million from the year ended December 31, 2020 primarily as a result of a decline in average balances per commercial customer account.

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

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 18: Consumer and Small Business Banking
For the years ended December 31 ($ in millions)	2022	2021	2020
Income Statement Data
Net interest income	$3,131	1,685	1,942
Provision for credit losses	139	120	229
Noninterest income:
Card and processing revenue	308	312	269
Service charges on deposits	216	214	200
Mortgage banking net revenue	214	267	315
Wealth and asset management revenue	204	206	172
Other noninterest income	111	108	82
Noninterest expense:
Compensation and benefits	828	833	821
Net occupancy and equipment expense	234	235	226
Card and processing expense	72	85	116
Other noninterest expense	1,255	1,242	1,136
Income before income taxes	1,656	277	452
Applicable income tax expense	347	57	95
Net income	$1,309	220	357
Average Balance Sheet Data
Consumer loans, including held for sale	$43,049	43,072	38,424
Commercial loans, including held for sale	1,727	928	645
Demand deposits	23,600	22,932	18,642
Interest checking deposits	15,191	14,633	12,319
Savings and money market deposits	43,054	40,647	35,722
Certificates of deposit	2,543	3,292	5,367

75 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comparison of the year ended 2022 with 2021
Net income was $1.3 billion for the year ended December 31, 2022 compared to net income of $220 million for the year ended December 31, 2021. The increase was primarily driven by an increase in net interest income, partially offset by a decrease in noninterest income and an increase in provision for credit losses.

Net interest income increased $1.4 billion from the year ended December 31, 2021 primarily due to increases in FTP credit rates on deposits. This positive impact was partially offset by an increase in FTP charge rates on loans and leases as well as increases in rates paid on and average balances of savings and money market deposits.

Provision for credit losses increased $19 million from the year ended December 31, 2021 primarily due to increases in net charge-offs on indirect secured consumer loans and other consumer loans, partially offset by a decrease in net charge-offs on credit card. Net charge-offs as a percent of average portfolio loans and leases increased to 33 bps for the year ended December 31, 2022 compared to 32 bps for the year ended December 31, 2021.

Noninterest income decreased $54 million from the year ended December 31, 2021 primarily driven by a decrease in mortgage banking net revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense decreased $6 million from the year ended December 31, 2021 primarily due to decreases in card and processing expense and compensation and benefits, partially offset by an increase in other noninterest expense. Card and processing expense decreased $13 million from the year ended December 31, 2021 primarily due to contract renegotiations with a third-party vendor, partially offset by increased association network charges as a result of increased credit card spend. Compensation and benefits decreased $5 million from the year ended December 31, 2021 primarily driven by a decrease in incentive compensation related to lower residential mortgage origination volumes, partially offset by the incremental impact of acquired businesses. Other noninterest expense increased $13 million from the year ended December 31, 2021 primarily due to increases in marketing expense and FDIC insurance and other taxes as well as allocated expenses related to information technology support services. These increases were partially offset by a decrease in loan servicing expenses related to the Bancorp’s sales of certain government-guaranteed residential mortgage loans that were previously in forbearance programs and serviced by a third party.

Average consumer loans decreased $23 million from the year ended December 31, 2021 primarily driven by decreases in average residential mortgage loans and average home equity, partially offset by increases in average indirect secured consumer loans and average other consumer loans. Average residential mortgage loans decreased from the year ended December 31, 2021 primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average home equity decreased from the year ended December 31, 2021 as payoffs exceeded loan originations and new advances. Average indirect secured consumer loans increased from the year ended December 31, 2021 primarily driven by higher demand and other favorable market conditions as well as lower indirect automobile prepayments and increased loan production in non-automobile indirect loans. Average other consumer loans increased from the year ended December 31, 2021 primarily driven by originations of point-of-sale solar energy installation loans in the second half of 2022, in addition to loans acquired in a business acquisition completed in the second quarter of 2022. Average commercial loans increased $799 million from the year ended December 31, 2021 primarily driven by increases in average commercial and industrial loans and average commercial mortgage loans as loan originations exceeded payoffs.

Average deposits increased $2.9 billion from the year ended December 31, 2021 driven by increases in average savings and money market deposits, average demand deposits and average interest checking deposits, partially offset by a decrease in average certificates of deposit. Average savings and money market deposits increased $2.4 billion, average demand deposits increased $668 million and average interest checking deposits increased $558 million from the year ended December 31, 2021 primarily as a result of higher balances per customer account as well as growth in the number of accounts. Average certificates of deposit decreased $749 million from the year ended December 31, 2021 primarily due to lower offering rates during the first three quarters of 2022, partially offset by higher offering rates during the fourth quarter of 2022.

Comparison of the year ended 2021 with 2020
Net income was $220 million for the year ended December 31, 2021 compared to net income of $357 million for the year ended December 31, 2020. The decrease was primarily driven by a decrease in net interest income and an increase in noninterest expense, partially offset by a decrease in provision for credit losses and an increase in noninterest income.

Net interest income decreased $257 million from the year ended December 31, 2020 primarily due to decreases in FTP credit rates on deposits, partially offset by decreases in FTP charge rates on loans and decreases in rates paid on deposits. Interest income on loans was negatively impacted by decreases in yields, but these impacts were substantially offset by increases in average balances of consumer and commercial loans.

Provision for credit losses decreased $109 million from the year ended December 31, 2020 primarily due to decreases in net charge-offs on loans and leases, driven by a decrease in net charge-offs on credit card, for the year ended December 31, 2021. Net charge-offs as a percent of
76 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
average portfolio loans and leases decreased to 32 bps for the year ended December 31, 2021 compared to 60 bps for the year ended December 31, 2020.

Noninterest income increased $69 million from the year ended December 31, 2020 driven by increases in card and processing revenue, wealth and asset management revenue, other noninterest income and service charges on deposits. These increases were partially offset by a decrease in mortgage banking net revenue. Card and processing revenue increased $43 million from the year ended December 31, 2020 primarily as a result of an increase in consumer customer spend volume, partially offset by increased reward costs. Wealth and asset management revenue increased $34 million from the year ended December 31, 2020 primarily due to increases in broker income and private client service fees. Other noninterest income increased $26 million from the year ended December 31, 2020 primarily driven by decreases in net losses on disposition and impairment of bank premises and equipment as well as increases in cardholder fees and banking center income. Service charges on deposits increased $14 million from the year ended December 31, 2020 driven by increases in both consumer deposit fees and commercial deposit fees. Mortgage banking net revenue decreased $48 million from the year ended December 31, 2020, primarily driven by decreases in origination fees and gains on loans sales and gross mortgage servicing fees.

Noninterest expense increased $96 million from the year ended December 31, 2020 primarily due to increases in other noninterest expense, compensation and benefits and net occupancy and equipment expense, partially offset by a decrease in card and processing expense. Other noninterest expense increased $106 million from the year ended December 31, 2020 primarily due to an increase in loan and lease expense driven by an increase in loan servicing expenses associated with the Bancorp’s purchases of certain government-guaranteed residential mortgage loans in forbearance programs. The increase was also driven by increases in losses and adjustments and marketing expense. Compensation and benefits increased $12 million from the year ended December 31, 2020 primarily due to an increase in incentive compensation resulting from the increased mortgage origination activity for the year ended December 31, 2021. Net occupancy and equipment expense increased $9 million from the year ended December 31, 2020 primarily due to increases in allocated occupancy costs. Card and processing expense decreased $31 million from the year ended December 31, 2020 primarily driven by contract renegotiations with a third-party vendor.

Average consumer loans increased $4.6 billion from the year ended December 31, 2020 primarily driven by increases in average residential mortgage loans and average indirect secured consumer loans, partially offset by decreases in average home equity and average credit card. The increase in average residential mortgage loans was primarily driven by the Bancorp’s purchases of certain government-guaranteed loans in forbearance programs. The increase in average indirect secured consumer loans was primarily driven by higher demand and other favorable market conditions, which contributed to increased loan production. Average home equity decreased as payoffs exceeded loan originations and new advances. The decrease in average credit card was primarily driven by the cumulative impacts from the COVID-19 pandemic, including accelerated paydown activity due to the amount of fiscal stimulus programs and lower consumer demand for credit. Average commercial loans increased $283 million from the year ended December 31, 2020 primarily driven by increases in average commercial and industrial loans and average commercial mortgage loans.

Average deposits increased $9.5 billion from the year ended December 31, 2020 driven by increases in average savings and money market deposits, average demand deposits and average interest checking deposits, partially offset by a decrease in average certificates of deposit. Average savings and money market deposits increased $4.9 billion, average demand deposits increased $4.3 billion and average interest checking deposits increased $2.3 billion from the year ended December 31, 2020 primarily as a result of higher balances per customer account due to the amount of fiscal stimulus, uncertainty regarding the COVID-19 pandemic and decreased consumer outflows. Average certificates of deposits decreased $2.1 billion from the year ended December 31, 2020 primarily due to lower offering rates on certificates.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 19: Wealth and Asset Management
For the years ended December 31 ($ in millions)	2022	2021	2020
Income Statement Data
Net interest income	$262	88	139
(Benefit from) provision for credit losses	—	(1)	3
Noninterest income:
Wealth and asset management revenue	540	558	498
Other noninterest income	5	12	28
Noninterest expense:
Compensation and benefits	218	205	218
Other noninterest expense	338	335	315
Income before income taxes	251	119	129
Applicable income tax expense	53	25	27
Net income	$198	94	102
Average Balance Sheet Data
Loans and leases, including held for sale	$4,413	3,852	3,659
Deposits	12,725	11,480	11,085

Comparison of the year ended 2022 with 2021
Net income was $198 million for the year ended December 31, 2022 compared to net income of $94 million for the year ended December 31, 2021. The increase in net income was primarily driven by an increase in net interest income partially offset by a decrease in noninterest income and an increase in noninterest expense.

Net interest income increased $174 million from the year ended December 31, 2021 primarily driven by an increase in FTP credits on deposits as well as increases in yields on and average balances of loans and leases. These positive impacts were partially offset by increases in rates paid on average deposits as well as an increase in FTP charges on loans and leases for the year ended December 31, 2022 compared to the prior year.
Noninterest income decreased $25 million from the year ended December 31, 2021 primarily due to a decrease in wealth and asset management revenue, which decreased $18 million from the year ended December 31, 2021 primarily as a result of decreases in private client service fees and securities income.

Noninterest expense increased $16 million from the year ended December 31, 2021 primarily due to an increase in compensation and benefits. Compensation and benefits increased $13 million from the year ended December 31, 2021 primarily as a result of increases in incentive compensation and base compensation.

Average loans and leases increased $561 million from the year ended December 31, 2021 primarily driven by an increase in average commercial and industrial loans as a result of higher loan production.

Average deposits increased $1.2 billion from the year ended December 31, 2021 primarily driven by increases in average savings and money market deposits, average interest checking deposits and average demand deposits as a result of higher average balances per customer account.

Comparison of the year ended 2021 with 2020
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

Comparison of the year ended 2022 with 2021
Net interest income on an FTE basis decreased $1.7 billion from the year ended December 31, 2021 primarily driven by an increase in FTP credits on deposits allocated to the business segments, a decrease in interest income on PPP loans and an increase in interest expense on other short-term borrowings. These negative impacts were partially offset by an increase in the benefit related to FTP charge rates on loans and leases allocated to the business segments and an increase in interest income on investment securities.

The provision for credit losses increased $290 million from the year ended December 31, 2021 primarily driven by factors which caused increases in the ACL during the year ended December 31, 2022 including deterioration in forecasted macroeconomic conditions and higher period-end loan and lease balances, partially offset by the impact of allocations to the business segments.

Noninterest income decreased $119 million from the year ended December 31, 2021 primarily driven by a $60 million gain on the sale of the Bancorp’s HSA deposit portfolio in the third quarter of 2021, a decrease in private equity investment income and an increase in net securities losses.

Noninterest expense decreased $92 million from the year ended December 31, 2021 primarily driven by a decrease in compensation and benefits due to a decrease in non-qualified deferred compensation expense. The decrease also included the impact of an increase in corporate overhead allocations from General Corporate and Other to the other business segments partially offset by increases in technology and communications expense and travel expense.

Comparison of the year ended 2021 with 2020
Net interest income on an FTE basis increased $709 million from the year ended December 31, 2020 primarily driven by decreases in FTP credit rates on deposits allocated to the business segments, an increase in interest income on PPP loans and decreases in interest expense on long-term debt and deposits. These positive impacts were partially offset by a decrease in the benefit related to FTP charge rates on loans and leases allocated to the business segments and a decrease in interest income on investment securities.

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

80 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BALANCE SHEET ANALYSIS

Loans and Leases
The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 20 summarizes end of period loans and leases, including loans and leases held for sale, and Table 21 summarizes average total loans and leases, including average loans and leases held for sale.

TABLE 20: Components of Total Loans and Leases (including loans and leases held for sale)
As of December 31 ($ in millions)	2022	2021
Commercial loans and leases:
Commercial and industrial loans(a)	$57,305	51,666
Commercial mortgage loans	11,020	10,329
Commercial construction loans	5,433	5,241
Commercial leases	2,704	3,053
Total commercial loans and leases	$76,462	70,289
Consumer loans:
Residential mortgage loans	18,562	20,791
Home equity	4,039	4,084
Indirect secured consumer loans	16,552	16,783
Credit card	1,874	1,766
Other consumer loans	4,998	2,752
Total consumer loans	$46,025	46,176
Total loans and leases	$122,487	116,465
Total portfolio loans and leases (excluding loans and leases held for sale)	$121,480	112,050
(a)Includes $94 million and $1.3 billion as of December 31, 2022 and 2021, respectively, related to the SBA’s Paycheck Protection Program.

Total loans and leases, including loans and leases held for sale, increased $6.0 billion, or 5%, from December 31, 2021 primarily as a result of a $6.2 billion, or 9%, increase in commercial loans and leases.

Commercial loans and leases increased $6.2 billion from December 31, 2021 due to increases in commercial and industrial loans, commercial mortgage loans and commercial construction loans, partially offset by a decrease in commercial leases. Commercial and industrial loans increased $5.6 billion, or 11%, from December 31, 2021 primarily as a result of increased revolving line of credit utilization and stronger production, partially offset by PPP loan forgiveness and paydowns. Commercial mortgage loans increased $691 million, or 7%, from December 31, 2021 as loan originations exceeded payoffs. Commercial construction loans increased $192 million, or 4%, from December 31, 2021 as draws on existing commitments and loan originations exceeded payoffs. Commercial leases decreased $349 million, or 11%, from December 31, 2021 primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Consumer loans decreased $151 million from December 31, 2021 primarily due to decreases in residential mortgage loans and indirect secured consumer loans, partially offset by increases in other consumer loans and credit card. Residential mortgage loans decreased $2.2 billion, or 11%, from December 31, 2021 primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Indirect secured consumer loans decreased $231 million, or 1%, from December 31, 2021 primarily driven by indirect automobile payoffs exceeding loan production, partially offset by increased loan production in non-automobile indirect loans. Other consumer loans increased $2.2 billion, or 82%, from December 31, 2021 primarily driven by originations of point-of-sale solar energy installation loans in the second half of 2022, in addition to loans acquired in a business acquisition completed in the second quarter of 2022. Credit card increased $108 million, or 6%, from December 31, 2021 primarily due to increases in balance-active customers and average balances per active account.

81 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 21: Components of Average Loans and Leases (including average loans and leases held for sale)
For the years ended December 31 ($ in millions)	2022	2021
Commercial loans and leases:
Commercial and industrial loans	$55,618	48,966
Commercial mortgage loans	10,723	10,396
Commercial construction loans	5,458	5,783
Commercial leases	2,828	3,130
Total commercial loans and leases	$74,627	68,275
Consumer loans:
Residential mortgage loans	19,731	21,359
Home equity	3,971	4,565
Indirect secured consumer loans	16,914	15,156
Credit card	1,737	1,783
Other consumer loans	3,581	2,979
Total consumer loans	$45,934	45,842
Total average loans and leases	$120,561	114,117
Total average portfolio loans and leases (excluding loans and leases held for sale)	$118,069	108,737

Average loans and leases, including average loans and leases held for sale, increased $6.4 billion, or 6%, from December 31, 2021 primarily as result of a $6.4 billion, or 9%, increase in average commercial loans and leases.

Average commercial loans and leases increased $6.4 billion from December 31, 2021 due to increases in average commercial and industrial loans and average commercial mortgage loans, partially offset by decreases in average commercial construction loans and average commercial leases. Average commercial and industrial loans increased $6.7 billion, or 14%, from December 31, 2021 primarily driven by increased revolving line of credit utilization and increased production, partially offset by PPP loan forgiveness and paydowns. Average commercial mortgage loans increased $327 million, or 3%, from December 31, 2021 as loan originations exceeded payoffs. Average commercial construction loans decreased $325 million, or 6%, from December 31, 2021 as payoffs exceeded draws on existing commitments and loan originations. Average commercial leases decreased $302 million, or 10%, from December 31, 2021 primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average consumer loans increased $92 million from December 31, 2021 primarily due to increases in average indirect secured consumer loans and average other consumer loans, partially offset by decreases in average residential mortgage loans and average home equity. Average indirect secured consumer loans increased $1.8 billion, or 12%, from December 31, 2021 primarily driven by higher demand and other favorable market conditions as well as lower indirect automobile prepayments and increased loan production in non-automobile indirect loans. Average other consumer loans increased $602 million, or 20%, from December 31, 2021 primarily driven by originations of point-of-sale solar energy installation loans in the second half of 2022, in addition to loans acquired in a business acquisition completed in the second quarter of 2022. Average residential mortgage loans decreased $1.6 billion, or 8%, from December 31, 2021 primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average home equity decreased $594 million, or 13%, from December 31, 2021 as payoffs exceeded loan originations and new advances.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $52.2 billion and $39.0 billion at December 31, 2022 and 2021, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 5.4 at December 31, 2022 compared to 4.8 at December 31, 2021.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At December 31, 2022, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt and other securities at both December 31, 2022 and 2021.

During the years ended December 31, 2022 and 2021, the Bancorp recognized $1 million and $19, respectively, of impairment losses on available-for-sale debt and other securities, included in securities (losses) gains, net, in the Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions that the Bancorp intended to sell prior to recovery of their amortized cost bases. The Bancorp did not consider these losses to be credit-related.

82 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At both December 31, 2022 and 2021, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense for both the years ended December 31, 2022 and 2021 related to available-for-sale debt and other securities in an unrealized loss position.

The following table summarizes the end of period components of investment securities:

TABLE 22: Components of Investment Securities
As of December 31 ($ in millions)	2022	2021
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$2,683	85
Obligations of states and political subdivisions securities	18	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	12,604	8,432
Agency commercial mortgage-backed securities	29,824	18,236
Non-agency commercial mortgage-backed securities	5,235	4,364
Asset-backed securities and other debt securities	6,292	5,287
Other securities(a)	874	519
Total available-for-sale debt and other securities	$57,530	36,941
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$3	6
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$5	8
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$45	84
Obligations of states and political subdivisions securities	14	32
Agency residential mortgage-backed securities	8	105
Asset-backed securities and other debt securities	347	291
Total trading debt securities	$414	512
Total equity securities (fair value)	$317	376
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities increased $20.6 billion from December 31, 2021 as a result of the deployment of excess short-term investments into longer duration assets in the investment portfolio.

On an amortized cost basis, available-for-sale debt and other securities were 30% and 20% of total interest-earning assets at December 31, 2022 and 2021, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.8 years and 6.6 years at December 31, 2022 and 2021, respectively. In addition, at December 31, 2022 and 2021, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 2.97% and 2.77%, respectively.

Information presented in Table 23 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $6.0 billion at December 31, 2022 compared to net unrealized gains of $1.2 billion at December 31, 2021. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen.
83 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 23: Characteristics of Available-for-Sale Debt and Other Securities
As of December 31, 2022 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life after one year through five years	$1,165	1,081	3.8	2.12%
Average life after five years through ten years	1,518	1,414	5.9	2.71
Total	$2,683	2,495	5.0	2.45%
Obligations of states and political subdivisions securities:
Average life within one year	17	17	0.2	1.80
Average life after ten years	1	1	13.9	7.00
Total	$18	18	1.0	2.11%
Agency residential mortgage-backed securities:
Average life within one year	32	31	0.6	2.35
Average life after one year through five years	950	881	3.5	2.82
Average life after five years through ten years	10,455	9,348	8.1	3.03
Average life after ten years	1,167	977	11.9	3.17
Total	$12,604	11,237	8.1	3.03%
Agency commercial mortgage-backed securities:(a)
Average life within one year	67	66	0.6	3.35
Average life after one year through five years	7,714	7,143	3.7	2.80
Average life after five years through ten years	16,675	14,710	7.5	2.87
Average life after ten years	5,368	4,403	12.2	2.89
Total	$29,824	26,322	7.4	2.86%
Non-agency commercial mortgage-backed securities:
Average life within one year	267	262	0.8	3.72
Average life after one year through five years	2,861	2,686	2.9	3.24
Average life after five years through ten years	2,107	1,767	8.4	2.75
Total	$5,235	4,715	5.0	3.07%
Asset-backed securities and other debt securities:
Average life within one year	373	351	0.7	3.17
Average life after one year through five years	3,528	3,277	3.0	3.36
Average life after five years through ten years	2,391	2,214	6.7	3.83
Total	$6,292	5,842	4.3	3.53%
Other securities	874	874
Total available-for-sale debt and other securities	$57,530	51,503	6.8	2.97%
(a)Taxable-equivalent yield adjustments included in the above table are 0.15% and 0.03% for securities with an average life greater than 10 years and in total, respectively.

Other Short-Term Investments
Other short-term investments primarily include overnight interest-earning investments, including reserves held at the FRB. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $8.4 billion and $34.6 billion at December 31, 2022 and 2021, respectively. The decrease of $26.2 billion from December 31, 2021 was primarily attributable to purchases of investment securities, a decline in core deposit balances and loan growth during the year ended December 31, 2022.

Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 78% and 79% of average total assets for the years ended December 31, 2022 and 2021, respectively.

84 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the end of period components of deposits:

TABLE 24: Components of Deposits
As of December 31 ($ in millions)	2022	2021
Demand	$53,125	65,088
Interest checking	51,653	48,870
Savings	23,469	22,227
Money market	28,220	30,263
Foreign office	182	121
Total transaction deposits	156,649	166,569
CDs $250,000 or less	3,809	2,486
Total core deposits	160,458	169,055
CDs over $250,000(a)	3,232	269
Total deposits	$163,690	169,324
(a)Includes retail brokered certificates of deposit.

Core deposits decreased $8.6 billion, or 5%, from December 31, 2021, driven by a decrease in transaction deposits, partially offset by an increase in CDs $250,000 or less. Transaction deposits decreased $9.9 billion, or 6%, from December 31, 2021 primarily due to decreases in demand deposits and money market deposits, partially offset by increases in interest checking deposits and savings deposits. Demand deposits decreased $12.0 billion, or 18%, from December 31, 2021 primarily as a result of lower balances per commercial customer account and balance migration into interest checking deposits, partially offset by consumer balance growth. Money market deposits decreased $2.0 billion, or 7%, from December 31, 2021 primarily as a result of lower balances per commercial customer account, balance migration into interest checking deposits and lower balances per consumer customer account due to inflationary pressures. Interest checking deposits increased $2.8 billion, or 6%, from December 31, 2021 primarily as a result of balance migration from demand deposits and money market deposits, partially offset by lower balances per customer account. Lower commercial customer account balances in demand deposits, money market deposits and interest checking deposits included the impact of deliberate runoff during the second quarter of 2022 of certain higher cost commercial deposits. Savings deposits increased $1.2 billion, or 6%, from December 31, 2021 primarily as a result of consumer balance growth and balance migration from interest checking deposits. CDs $250,000 or less increased $1.3 billion, or 53%, from December 31, 2021 primarily due to higher offering rates.

CDs over $250,000 increased $3.0 billion from December 31, 2021 primarily due to an increase in retail brokered certificates of deposit issued.

The following table presents the components of average deposits for the years ended December 31:

TABLE 25: Components of Average Deposits
($ in millions)	2022	2021
Demand	$60,185	62,028
Interest checking	45,835	45,850
Savings	23,445	20,531
Money market	29,326	30,631
Foreign office	170	164
Total transaction deposits	158,961	159,204
CDs $250,000 or less	2,342	3,214
Total core deposits	161,303	162,418
CDs over $250,000(a)	1,688	530
Total average deposits	$162,991	162,948
(a)Includes retail brokered certificates of deposit.

On an average basis, core deposits decreased $1.1 billion, or 1%, from December 31, 2021 due to a decrease in average CDs $250,000 or less and a decrease in average transaction deposits. Average CDs $250,000 or less decreased $872 million, or 27%, primarily due to lower offering rates during the first three quarters of 2022, partially offset by higher offering rates during the fourth quarter of 2022. Average transaction deposits decreased $243 million from December 31, 2021, primarily driven by decreases in average demand deposits and average money market deposits, partially offset by an increase in average savings deposits. Average demand deposits decreased $1.8 billion, or 3%, from December 31, 2021 primarily as a result of lower average balances per commercial customer account and balance migration into interest checking deposits, partially offset by higher average balances per consumer customer account. Average money market deposits decreased $1.3 billion, or 4%, from December 31, 2021 primarily as a result of lower average balances per commercial customer account and balance migration into interest checking deposits, partially offset by higher average balances per consumer customer account. Average interest checking deposits decreased $15 million from December 31, 2021 primarily as a result of lower average balances per commercial customer
85 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
account, partially offset by balance migration from demand deposits and money market deposits. Lower average commercial customer account balances in demand deposits, money market deposits and interest checking deposits included the impact of deliberate runoff during the second quarter of 2022 of certain higher cost commercial deposits. Average savings deposits increased $2.9 billion, or 14%, from December 31, 2021 primarily as a result of consumer balance growth.

Average CDs over $250,000 increased $1.2 billion from December 31, 2021 primarily due to an increase in retail brokered certificates of deposit issued.

Contractual maturities
The contractual maturities of CDs as of December 31, 2022 are summarized in the following table:

TABLE 26: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$6,746
13-24 months	162
25-36 months	77
37-48 months	45
49-60 months	7
After 60 months	4
Total CDs	$7,041
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all FDIC requirements are met. All deposits that an account holder has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of December 31, 2022 and December 31, 2021, approximately $69.4 billion and $80.2 billion, respectively, of the Bancorp’s domestic deposits were uninsured. At December 31, 2022 and December 31, 2021, approximately $727 million and $468 million, respectively, of the Bancorp’s time deposits were not fully insured. The estimated uninsured portions of those time deposits were $306 million and $236 million at December 31, 2022 and December 31, 2021, respectively. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 14% at December 31, 2022 compared to 13% at December 31, 2021.

The following table summarizes the end of period components of borrowings:

TABLE 27: Components of Borrowings
As of December 31 ($ in millions)	2022	2021
Federal funds purchased	$180	281
Other short-term borrowings	4,838	980
Long-term debt	13,714	11,821
Total borrowings	$18,732	13,082

Total borrowings increased $5.7 billion, or 43%, from December 31, 2021 primarily due to increases in other short-term borrowings and long-term debt. Other short-term borrowings increased $3.9 billion from December 31, 2021 primarily due to increased funding needs resulting from an increase in investment securities, loan growth and a decline in core deposit balances. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 16 of the Notes to Consolidated Financial Statements. Long-term debt increased $1.9 billion from December 31, 2021 primarily driven by the issuances of senior fixed-rate/floating-rate notes in April, July and October of 2022 totaling $4.0 billion. These increases were partially offset by the early redemptions under the par call options of $1.5 billion of notes, $460 million of fair value adjustments associated with interest rate swaps hedging long-term debt and $182 million of paydowns on long-term debt associated with loan securitizations during the year ended December 31, 2022. For additional information regarding the long-term debt issuances, refer to Note 17 of the Notes to Consolidated Financial Statements.

86 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the components of average borrowings:

TABLE 28: Components of Average Borrowings
For the years ended December 31 ($ in millions)	2022	2021
Federal funds purchased	$381	333
Other short-term borrowings	4,544	1,107
Long-term debt	11,893	13,109
Total average borrowings	$16,818	14,549

Total average borrowings increased $2.3 billion, or 16%, compared to December 31, 2021 primarily due to an increase in average other short-term borrowings, partially offset by a decrease in average long-term debt. Average other short-term borrowings increased $3.4 billion compared to December 31, 2021 primarily due to increased funding needs resulting from an increase in investment securities, loan growth and a decline in core deposit balances. Average long-term debt decreased $1.2 billion compared to December 31, 2021 primarily driven by the early redemptions under the par call options of $1.5 billion of notes, $460 million of fair value adjustments associated with interest rate swaps hedging long-term debt and $182 million of paydowns on long-term debt associated with loan securitizations during the year ended December 31, 2022, partially offset by the issuances of senior fixed-rate/floating-rate notes in April, July and October of 2022 totaling $4.0 billion. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.
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
•Fifth Third’s core values and culture provide the foundation for sound risk management practices by establishing expectations for appropriate conduct and accountability across the organization. All employees are expected to conduct themselves in alignment with Fifth Third’s Code of Business Conduct and Ethics, which may be found on www.53.com, while carrying out their responsibilities. Fifth Third’s Corporate Reputation Risk Committee provides oversight of business conduct policies, programs and strategies, and monitors reporting of potential misconduct, trends or themes across the enterprise. Prudent risk management is a responsibility that is expected from all employees and is a foundational element of Fifth Third’s culture.
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
•The second line of defense, or Independent Risk Management, consists of Risk Management, Compliance and Credit Risk Review. The second line is responsible for developing enterprise frameworks and policies to govern risk-taking activities, overseeing risk-taking of the organization, advising on controlling that risk, assessing risks and issues independent of the first line of defense, and providing input on key risk decisions. Risk Management complements the front line’s management of risk-taking activities through its monitoring and reporting responsibilities, including adherence to the Bancorp Risk Appetite. Additionally, the second line of defense is responsible for identifying, assessing, managing, monitoring and reporting on aggregate risks enterprise-wide.
•The third line of defense is Internal Audit, which provides oversight of the first and second lines of defense, and independent assurance to the Board on the effectiveness of governance, risk management and internal controls.
88 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CREDIT RISK MANAGEMENT
The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices which are described below. These practices include the use of intentional risk-based limits for single name exposures and counterparty selection criteria designed to reduce or eliminate exposure to borrowers who have higher than average default risk and defined weaknesses in financial performance. The Bancorp carefully designs and monitors underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts based on risk and exposure amount, the use of which is closely monitored. Underwriting activities are centrally managed, and Credit Risk Management manages the policy and the authority delegation process directly. The Credit Risk Review function provides independent and objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the ACL is based on quarterly assessments of the estimated losses expected in the loan and lease portfolio. The Bancorp uses these assessments to maintain an adequate ACL and record any necessary charge-offs. Additional loans and leases with probable or observed credit weaknesses receive enhanced monitoring and undergo a periodic review. Refer to Note 6 of the Notes to Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions. In addition, stress testing is performed on various commercial and consumer portfolios utilizing various models. For certain portfolios, such as real estate and leveraged lending, stress testing is performed at the individual loan level during credit underwriting.

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The first of these risk grading systems is based on regulatory guidance for credit risk systems. These ratings are used by the Bancorp to monitor and manage its credit risk. The Bancorp also separately maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for assessing a borrower’s creditworthiness. This “through-the-cycle” rating philosophy uses a grading scale that assigns ratings based on average default rates through an entire business cycle for borrowers with similar financial performance. The dual risk rating system includes thirteen grade categories for estimating probabilities of default and an additional eleven grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the regulatory risk rating system.

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

Overview
With nominal growth significantly above trend and inflationary pressures building in 2022, the Federal Reserve engaged in the most aggressive monetary tightening cycle since the early 1980’s. The target federal funds rate increased 425 bps compared to market expectations entering the year of only 75 bps in rate hikes. At the same time the Federal Reserve began the process of reducing their holdings of Treasury
89 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and Agency MBS securities at a pace of $95 billion per month. Financial markets experienced one of their worst years on record as the tightening in monetary policy resulted in negative returns for both equities and bonds.

Financial market volatility remained high throughout the fourth quarter of 2022 as investors assessed the impact of the FOMC’s aggressive rate hikes on the macroeconomic outlook. As the Federal Reserve continues to tighten monetary policy, investors have become more concerned about a recession and its impact on economic growth and corporate earnings in 2023. Although employment data has remained resilient, other economic reports for consumer spending and business investment along with sentiment surveys have reflected a slowing economy.

With the FOMC moving monetary policy into a restrictive setting, the increase in real yields along with the inversion of the yield curve are signaling increasing risks of a recession. At the December 2022 FOMC meeting, FRB officials indicated monetary policy would need to remain restrictive throughout 2023 to achieve a better balance of supply and demand in the labor market. FRB officials have indicated a positive real federal funds rate will be necessary to return personal consumption expenditures inflation to their long-term target of 2%. The real federal funds rate has been negative since 2007. This adjustment to a positive real federal funds rate may be disruptive to economic activity in 2023.

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

90 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 29: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	2022			2021
As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$11,275	17,938	25	10,370	16,067	37
Manufacturing	11,024	21,174	88	11,131	22,082	82
Financial services and insurance	9,927	20,674	—	9,196	18,562	—
Business services	5,971	10,240	4	5,149	9,481	23
Healthcare	5,576	7,838	28	5,011	7,608	6
Wholesale trade	5,538	10,620	4	4,733	9,266	6
Retail trade	4,495	10,570	9	4,053	10,001	2
Accommodation and food	4,340	7,028	10	4,354	7,089	28
Mining	3,634	6,811	—	2,512	5,023	16
Communication and information	3,428	6,944	—	2,969	6,665	24
Construction	2,945	6,265	15	2,918	6,111	6
Transportation and warehousing	2,621	4,664	2	2,774	4,628	8
Utilities	1,862	4,172	—	1,446	3,698	—
Entertainment and recreation	1,729	3,053	67	1,401	2,948	86
Other services	1,088	1,484	9	1,140	1,501	8
Agribusiness	456	651	—	355	616	1
Public administration	343	451	1	606	856	3
Individuals	76	117	—	61	93	—
Other	61	62	1	89	90	1
Total	$76,389	140,756	263	70,268	132,385	337
By Loan Size:
Less than $1 million	4%	3	17	5	3	14
$1 million to $5 million	7	6	12	8	6	14
$5 million to $10 million	5	4	17	6	5	8
$10 million to $25 million	14	12	28	15	14	42
$25 million to $50 million	23	22	26	24	24	22
Greater than $50 million	47	53	—	42	48	—
Total	100%	100	100	100	100	100
By State:
Illinois	9%	9	30	11	9	29
Ohio	9	11	8	10	12	4
California	9	8	3	8	8	2
Texas	9	9	9	8	8	6
Florida	7	7	6	8	7	2
Michigan	5	5	5	6	5	9
Georgia	4	4	1	3	4	8
Indiana	3	3	—	3	4	2
Tennessee	3	3	2	3	3	3
North Carolina	3	2	2	2	2	1
Kentucky	2	2	1	2	2	1
South Carolina	2	2	—	2	1	—
Other	35	35	33	34	35	33
Total	100%	100	100	100	100	100

The origination policies for commercial real estate outline the risks and underwriting requirements for owner and nonowner-occupied and construction lending. Included in the policies are maturity and amortization terms, maximum LTVs, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable), pro forma analysis requirements and interest rate sensitivity. The Bancorp requires a valuation of real estate collateral, which may include third-party appraisals, be performed at the time of origination and renewal in accordance with regulatory requirements and on an as-needed basis when market conditions justify. The Bancorp maintains an appraisal review department to order and review third-party appraisals in accordance with regulatory requirements. Collateral values on nonaccrual assets with relationships exceeding $1 million are reviewed quarterly to assess the appropriateness of the
91 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
value ascribed in the assessment of charge-offs and specific reserves. Additionally, collateral values are also reviewed at least annually for all criticized assets.

The Bancorp assesses all real estate and non-real estate collateral securing a loan and considers all cross-collateralized loans in the calculation of the LTV ratio. The following tables provide detail on the most recent LTV ratios for commercial mortgage loans greater than $1 million, excluding commercial mortgage loans that are individually evaluated for an ACL. The Bancorp does not typically aggregate the LTV ratios for commercial mortgage loans less than $1 million.

TABLE 30: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2022 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$63	533	3,566
Commercial mortgage nonowner-occupied loans	4	65	4,510
Total	$67	598	8,076

TABLE 31: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2021 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$166	416	3,164
Commercial mortgage nonowner-occupied loans	46	120	4,197
Total	$212	536	7,361

The Bancorp views nonowner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 32: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2022 ($ in millions)					For the Year Ended December 31, 2022
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Illinois	$1,401	1,695	—	22	—
Florida	1,127	1,864	—	—	—
Ohio	1,061	1,462	—	—	—
Michigan	837	1,145	—	1	—
Texas	788	1,356	—	—	—
Georgia	382	920	—	—	—
North Carolina	344	549	—	1	—
Indiana	338	529	—	—	—
All other states	4,018	6,229	—	—	3
Total	$10,296	15,749	—	24	3
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.
92 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 33: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2021 ($ in millions)					For the Year Ended December 31, 2021
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Illinois	$1,498	1,711	—	21	2
Florida	1,126	1,753	—	—	—
Ohio	1,165	1,536	—	—	—
Michigan	844	1,049	—	—	—
Texas	735	1,132	—	—	—
Georgia	326	766	—	—	—
North Carolina	239	403	—	1	—
Indiana	307	563	—	—	—
All other states	3,847	5,330	—	10	(3)
Total	$10,087	14,243	—	32	(1)
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

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $514 million of ARM loans will have rate resets during the next twelve months. Of these resets, substantially all are expected to experience an increase in rate, with an average increase of approximately 1.97%. Underlying characteristics of these borrowers are relatively strong with a weighted-average origination DTI of 35% and weighted-average origination LTV of 72%.

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

93 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 34: Residential Mortgage Portfolio Loans by LTV at Origination
	2022		2021
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 80%	$12,395	61.9%	$12,207	62.5%
LTV > 80%, with mortgage insurance(a)	3,092	94.7	2,227	94.9
LTV > 80%, no mortgage insurance	2,141	90.5	1,963	90.8
Total	$17,628	71.3%	$16,397	70.9%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 35: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2022 ($ in millions)				For the Year Ended December 31, 2022
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$500	1	9	—
Illinois	430	—	5	—
Florida	347	—	3	—
Michigan	163	—	2	—
Indiana	157	—	2	—
North Carolina	147	—	—	—
Kentucky	112	—	1	—
All other states	285	—	7	—
Total	$2,141	1	29	—

TABLE 36: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2021 ($ in millions)				For the Year Ended December 31, 2021
	Outstanding	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Ohio	$460	5	4	—
Illinois	398	3	2	(1)
Florida	305	2	1	—
Michigan	153	2	—	—
Indiana	135	2	—	—
North Carolina	134	—	—	—
Kentucky	104	1	—	—
All other states	274	3	1	—
Total	$1,963	18	8	(1)

Home equity portfolio
The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 37% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 15% of the balances mature before 2025.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 38 and Table 39. Of the total $4.0 billion of outstanding home equity loans:
•78% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Illinois, Indiana and Kentucky as of December 31, 2022;
•39% are in senior lien positions and 61% are in junior lien positions at December 31, 2022;
•78% of non-delinquent borrowers made at least one payment greater than the minimum payment during the year ended December 31, 2022; and
•The portfolio had a weighted-average refreshed FICO score of 751 at December 31, 2022.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score:

TABLE 37: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	2022		2021
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$122	3%	$143	3%
FICO 660-719	205	5	228	6
FICO ≥ 720	1,262	31	1,333	33
Total senior liens	$1,589	39%	$1,704	42%
Junior Liens:
FICO ≤ 659	211	5	245	6
FICO 660-719	433	11	430	10
FICO ≥ 720	1,806	45	1,705	42
Total junior liens	$2,450	61%	$2,380	58%
Total	$4,039	100%	$4,084	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% LTV (including senior liens, if applicable) present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 38: Home Equity Portfolio Loans Outstanding by LTV at Origination
	2022		2021
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
Senior Liens:
LTV ≤ 80%	$1,395	52.1%	$1,485	53.5%
LTV > 80%	194	88.8	219	88.8
Total senior liens	$1,589	56.8%	$1,704	58.3%
Junior Liens:
LTV ≤ 80%	1,628	65.6	1,479	66.4
LTV > 80%	822	89.2	901	89.7
Total junior liens	$2,450	74.1%	$2,380	76.0%
Total	$4,039	67.2%	$4,084	68.4%

95 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide an analysis of home equity portfolio loans outstanding by state with a LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 39: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2022 ($ in millions)					For the Year Ended December 31, 2022
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Ohio	$315	859	—	8	(1)
Illinois	165	367	1	4	(1)
Michigan	160	432	—	3	(1)
Indiana	99	260	—	2	—
Kentucky	84	219	—	1	—
Florida	77	191	—	2	—
All other states	116	295	—	3	(1)
Total	$1,016	2,623	1	23	(4)

TABLE 40: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2021 ($ in millions)					For the Year Ended December 31, 2021
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Ohio	$351	894	—	8	—
Illinois	181	373	1	5	(1)
Michigan	190	468	—	4	(1)
Indiana	108	256	—	3	—
Kentucky	89	223	—	2	—
Florida	79	170	—	1	(1)
All other states	122	275	—	4	(1)
Total	$1,120	2,659	1	27	(4)

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $14.0 billion of automobile loans and $2.6 billion of indirect motorcycle, powersport, recreational vehicle and marine loans as of December 31, 2022. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination:

TABLE 41: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	2022		2021
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$248	1%	$312	2%
FICO 660-719	3,564	22	3,745	22
FICO ≥ 720	12,740	77	12,726	76
Total	$16,552	100%	$16,783	100%
It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

96 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination:

TABLE 42: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	2022		2021
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 100%	$12,087	79.6%	$12,327	79.5%
LTV > 100%	4,465	110.5	4,456	111.1
Total	$16,552	87.9%	$16,783	88.1%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV greater than 100% at origination as of and for the years ended:

TABLE 43: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100% at Origination
($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs
December 31, 2022	$4,465	—	16	23
December 31, 2021	4,456	6	16	11

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both December 31, 2022 and December 31, 2021. At both December 31, 2022 and 2021, 72% of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination:

TABLE 44: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	2022		2021
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$80	4%	$82	5%
FICO 660-719	528	28	518	29
FICO ≥ 720	1,266	68	1,166	66
Total	$1,874	100%	$1,766	100%

Other consumer portfolio loans
Other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network, home improvement and solar energy installation loans originated through a network of contractors and installers, and other point-of-sale loans originated or purchased in connection with third-party companies. The Bancorp closely monitors the credit performance of point-of-sale loans. Loans originated in connection with one third-party company are impacted by certain credit loss protection coverage provided by that company. The Bancorp discontinued origination of new loans with this third-party company in September 2022.

The following table provides an analysis of other consumer portfolio loans outstanding by product type:

TABLE 45: Other Consumer Portfolio Loans Outstanding by Product Type
	2022		2021
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Point-of-sale	$2,297	46%	$—	—%
Third-party point-of-sale	1,262	25	1,464	53
Other secured	909	18	797	29
Unsecured	530	11	491	18
Total	$4,998	100%	$2,752	100%

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

Nonperforming assets were $539 million at December 31, 2022 compared to $542 million at December 31, 2021. At December 31, 2022, an immaterial amount of nonaccrual loans were held for sale, compared to $15 million at December 31, 2021.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.44% and 0.47% at December 31, 2022 and 2021, respectively. Nonaccrual loans and leases secured by real estate were 42% of nonaccrual loans and leases as of December 31, 2022 compared to 33% as of December 31, 2021.

Portfolio commercial nonaccrual loans and leases were $263 million at December 31, 2022, a decrease of $74 million from December 31, 2021. Portfolio consumer nonaccrual loans were $252 million at December 31, 2022, an increase of $91 million from December 31, 2021. Refer to Table 47 for a rollforward of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $24 million and $29 million at December 31, 2022 and 2021, respectively. The Bancorp recognized an immaterial amount and $6 million in losses on the transfer, sale or write-down of OREO properties during the years ended December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, approximately $34 million and $33 million, respectively, of interest income would have been recognized if the nonaccrual and restructured loans and leases on nonaccrual status had been current in accordance with their contractual terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

98 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 46: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of December 31 ($ in millions)	2022	2021
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$90	116
Commercial mortgage loans	10	42
Commercial construction loans	1	6
Commercial leases	—	4
Residential mortgage loans(c)	53	10
Home equity	43	47
Indirect secured consumer loans	19	5
Other consumer loans	5	1
Nonaccrual portfolio restructured loans:
Commercial and industrial loans	125	163
Commercial mortgage loans	30	6
Commercial construction loans	7	—
Residential mortgage loans(c)	71	23
Home equity	24	30
Indirect secured consumer loans	10	22
Credit card	27	23
Total nonaccrual portfolio loans and leases(b)	515	498
OREO and other repossessed property	24	29
Total nonperforming portfolio loans and leases and OREO	539	527
Nonaccrual loans held for sale	—	15
Total nonperforming assets	$539	542
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$11	17
Commercial mortgage loans	—	1
Commercial construction loans	—	1
Commercial leases	2	—
Residential mortgage loans(a)(c)	7	72
Home equity	1	1
Indirect secured consumer loans	—	9
Credit card	18	15
Other consumer loans	1	1
Total portfolio loans and leases 90 days past due and still accruing	$40	117
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.44%	0.47
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.42	0.44
ACL as a percent of nonperforming portfolio loans and leases	468	416
ACL as a percent of nonperforming portfolio assets	447	394
(a)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $212 and $349 as of December 31, 2022 and 2021, respectively. The Bancorp recognized losses of $2 for both the years ended December 31, 2022 and 2021 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Includes $15 and $26 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of December 31, 2022 and 2021, respectively, of which $11 are restructured nonaccrual government insured commercial loans as of both December 31, 2022 and 2021.
(c)During the first quarter of 2022, the Bancorp amended its definition of nonperforming loans to include residential mortgage loans that are past due 150 days or more and not fully or partially guaranteed by government agencies.

99 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 47: Rollforward of Portfolio Nonaccrual Loans and Leases
For the year ended December 31, 2022 ($ in millions)	Commercial	Residential Mortgage(a)	Consumer	Total
Balance, beginning of period	$337	33	128	498
Transfers to nonaccrual status	262	146	154	562
Transfers to accrual status	(7)	(28)	(65)	(100)
Transfers to held for sale	(23)	—	—	(23)
Loan paydowns/payoffs	(180)	(23)	(52)	(255)
Transfers to OREO	—	(6)	—	(6)
Charge-offs	(131)	(1)	(37)	(169)
Draws/other extensions of credit	5	3	—	8
Balance, end of period	$263	124	128	515
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

Troubled Debt Restructurings
A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs include concessions granted under reorganization, arrangement or other provisions of the Federal Bankruptcy Act. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or remaining principal amount of the loan, a reduction of accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk. Refer to Note 1 of the Notes to Consolidated Financial Statements for further information on the Bancorp’s accounting for TDRs.

Consumer restructured loans on accrual status totaled $725 million and $675 million at December 31, 2022 and 2021, respectively. As of December 31, 2022, the percentages of restructured residential mortgage loans, home equity and credit card that were past due 30 days or more from their modified terms were 29%, 19% and 33%, respectively.

The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 49: Accruing and Nonaccruing Portfolio TDRs
	Accruing
As of December 31, 2022 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total
Commercial loans(a)	$254	—	—	162	416
Residential mortgage loans(b)	396	28	65	71	560
Home equity	126	6	—	24	156
Indirect secured consumer loans	77	10	—	10	97
Credit card	15	2	—	27	44
Total	$868	46	65	294	1,273
(a)Excludes restructured nonaccrual loans held for sale.
(b)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA or USDA. As of December 31, 2022, these advances represented $199 of current loans, $21 of 30-89 days past due loans, $65 of 90 days or more past due loans and $22 of nonaccrual loans.

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

Analysis of Net Loan Charge-offs
Net charge-offs were 19 bps and 16 bps of average portfolio loans and leases for the years ended December 31, 2022 and 2021, respectively. Table 51 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 13 bps during the year ended December 31, 2022, compared to 10 bps during the same period in the prior year primarily due to an increase in net charge-offs on commercial and industrial loans of $36 million, partially offset by a decrease in net charge-offs on commercial mortgage loans of $9 million.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans increased to 29 bps during the year ended December 31, 2022, compared to 26 bps during the same period in the prior year primarily due to increases in net charge-offs on indirect secured consumer loans and other consumer loans of $22 million and $11 million, respectively, partially offset by a decrease in net charge-offs on credit card of $18 million.
101 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 51: Summary of Credit Loss Experience
For the years ended December 31 ($ in millions)	2022	2021	2020
Losses charged-off:
Commercial and industrial loans	$(121)	(103)	(210)
Commercial mortgage loans	—	(13)	(46)
Commercial construction loans	(3)	—	—
Commercial leases	(7)	(3)	(26)
Residential mortgage loans	(3)	(3)	(9)
Home equity	(9)	(7)	(14)
Indirect secured consumer loans	(68)	(51)	(67)
Credit card	(68)	(91)	(147)
Other consumer loans(a)	(83)	(73)	(92)
Total losses charged-off	$(362)	(344)	(611)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$25	43	12
Commercial mortgage loans	1	5	1
Commercial construction loans	1	—	—
Commercial leases	3	4	3
Residential mortgage loans	5	7	7
Home equity	11	11	9
Indirect secured consumer loans	32	37	35
Credit card	16	21	21
Other consumer loans(a)	41	42	52
Total recoveries of losses previously charged-off	$135	170	140
Net losses charged-off:
Commercial and industrial loans	$(96)	(60)	(198)
Commercial mortgage loans	1	(8)	(45)
Commercial construction loans	(2)	—	—
Commercial leases	(4)	1	(23)
Residential mortgage loans	2	4	(2)
Home equity	2	4	(5)
Indirect secured consumer loans	(36)	(14)	(32)
Credit card	(52)	(70)	(126)
Other consumer loans	(42)	(31)	(40)
Total net losses charged-off	$(227)	(174)	(471)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.17%	0.12	0.37
Commercial mortgage loans	(0.01)	0.08	0.41
Commercial construction loans	0.04	—	—
Commercial leases	0.13	(0.02)	0.76
Total commercial loans and leases	0.13%	0.10	0.36
Residential mortgage loans	(0.01)	(0.03)	0.02
Home equity	(0.05)	(0.09)	0.08
Indirect secured consumer loans	0.21	0.09	0.26
Credit card	2.98	3.93	5.63
Other consumer loans	1.15	1.06	1.39
Total consumer loans	0.29%	0.26	0.52
Total net losses charged-off as a percent of average portfolio loans and leases	0.19%	0.16	0.42
(a)For the years ended December 31, 2022, 2021 and 2020, the Bancorp recorded $32, $33 and $42, respectively, in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Allowance for Credit Losses
The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. As described in Note 1 of the Notes to Consolidated Financial Statements, the Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases (as adjusted for prepayments and reasonably expected TDRs). The Bancorp’s methodology for determining the ALLL includes an estimate of expected credit losses on a collective basis for groups of loans and
102 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
leases with similar risk characteristics and specific allowances for loans and leases which are individually evaluated. For collectively evaluated loans and leases, the Bancorp uses quantitative models to forecast expected credit losses based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. The Bancorp’s expected credit loss models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable.

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

At both December 31, 2022 and 2021, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger near-term growth outlook while the less favorable outlook (Downside) depicted a moderate recession.

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

December 31, 2022 ACL
The ACL as of December 31, 2022 was impacted by several factors, including growth in portfolio loan and lease balances, primarily concentrated in the commercial and industrial loan and other consumer loan portfolios and deterioration in the forecasted macroeconomic conditions in each of the three forecast scenarios. As a result of these factors, the Bancorp incorporated a combination of quantitative model-based estimates and qualitative adjustments. As of December 31, 2022, the Bancorp’s economic scenarios included estimates of the expected impacts of the changes in economic conditions caused by inflationary and rising interest rate pressures and the ongoing Russia-Ukraine conflict. At December 31, 2022, the Bancorp assigned an 80% probability weighting to the Baseline scenario and 10% to each the Upside and Downside scenarios.

The Baseline scenario assumed real GDP growth for the year ended 2022 at 1.8% with the forecast decreasing to 0.7% in 2023, and then increasing to 2.1% in 2024 and 2.7% in 2025. The Baseline scenario also assumed an average unemployment rate of 3.7% for the year ended 2022, increasing to an average of 4.0% in the forecast for both 2023 and 2024, modestly decreasing to an average of 3.8% in 2025. Lastly, the Baseline scenario assumed continued increases to the target federal funds rate, peaking at an average of 4.6% in 2023, and decreasing to an average of 3.9% and 3.0% in 2024 and 2025, respectively. The Upside scenario assumed a faster than anticipated resolution to the Russia-
103 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Ukraine conflict with related improvement to economic measures. The Upside scenario assumed that on an average annual basis, the change in real GDP is 3.4% in 2023, decreasing to 2.9% and 2.0% in 2024 and 2025, respectively. The Upside scenario also assumed an unemployment rate at an annual average of 3.4% in both 2023 and 2024, slightly declining to 3.3% in 2025. In the Upside scenario, the forecast for the federal funds rate was consistent with the Baseline scenario but with slightly lower increases resulting from an improving inflation outlook. The Downside scenario included significant worsening of the Russia-Ukraine conflict resulting in continued inflation, causing the U.S. economy to fall into a recession in the first quarter of 2023. The Downside scenario assumed that real GDP will decline throughout 2023, at an average of (1.5%), recovering to an average growth rate of 0.2% and 3.2% in 2024 and 2025, respectively. The Downside scenario unemployment rate peaks at 7.8% in the first quarter of 2024 and decreases to an average of 5.9% in 2025. In the Downside scenario, the forecast for the federal funds rate included higher increases than the Baseline scenario through the fourth quarter of 2023, followed by rapid decreases through 2025.

The Bancorp’s quantitative credit loss models are sensitive to changes in economic forecast assumptions over the reasonable and supportable forecast period. Applying a 100% probability weighting to the Downside scenario rather than using the probability-weighted three scenario approach would result in an increase in the quantitative ACL of approximately $2.2 billion. This sensitivity calculation only reflects the impact of changing the probability weighting of the scenarios in the quantitative credit loss models and excludes any additional considerations associated with the qualitative component of the ACL that might be warranted if probability weights were adjusted.

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 52: Changes in Allowance for Credit Losses
For the years ended December 31 ($ in millions)	2022	2021	2020
ALLL:
Balance, beginning of period	$1,892	2,453	1,202
Losses charged-off(a)	(362)	(344)	(611)
Recoveries of losses previously charged-off(a)	135	170	140
Provision for (benefit from) loan and lease losses	529	(387)	1,079
Impact of adoption of ASU 2016-13	—	—	643
Balance, end of period	$2,194	1,892	2,453
Reserve for unfunded commitments:
Balance, beginning of period	$182	172	144
Provision for the reserve for unfunded commitments	34	10	18
Impact of adoption of ASU 2016-13	—	—	10
Balance, end of period	$216	182	172
(a)For the years ended December 31, 2022, 2021 and 2020, the Bancorp recorded $32, $33 and $42, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

104 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 53: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of December 31 ($ in millions)	2022	2021
Attributed ALLL:
Commercial and industrial loans	$776	711
Commercial mortgage loans	246	304
Commercial construction loans	90	72
Commercial leases	15	15
Residential mortgage loans	245	235
Home equity	133	123
Indirect secured consumer loans	187	119
Credit card	254	209
Other consumer loans	248	104
Total ALLL	$2,194	1,892
Portfolio loans and leases:
Commercial and industrial loans	$57,232	51,659
Commercial mortgage loans	11,020	10,316
Commercial construction loans	5,433	5,241
Commercial leases	2,704	3,052
Residential mortgage loans(a)	17,628	16,397
Home equity	4,039	4,084
Indirect secured consumer loans	16,552	16,783
Credit card	1,874	1,766
Other consumer loans	4,998	2,752
Total portfolio loans and leases	$121,480	112,050
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.36%	1.38
Commercial mortgage loans	2.23	2.95
Commercial construction loans	1.66	1.37
Commercial leases	0.55	0.49
Residential mortgage loans	1.39	1.43
Home equity	3.29	3.01
Indirect secured consumer loans	1.13	0.71
Credit card	13.55	11.83
Other consumer loans	4.96	3.78
Total ALLL as a percent of portfolio loans and leases	1.81%	1.69
Total ACL as a percent of portfolio loans and leases	1.98	1.85
(a) Includes $123 and $154 of residential mortgage loans measured at fair value at December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel ramped increases and decreases in interest rates. Policy limits are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over twelve months. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates.

In order to recognize the risk of noninterest-bearing demand deposit balance run-off in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes that approximately $1 billion of additional demand deposit balances run-off over 24 months for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $1 billion of incremental growth in noninterest-bearing deposit balances over 24 months for each 100 bps decrease in short-term market interest rates. The incremental balance run-off and growth are modeled to flow into and out of funding products that reprice in conjunction with short-term market rate changes.
106 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp’s interest-bearing deposit rates will change for a given change in short-term market rates. The Bancorp utilizes dynamic deposit beta models to adjust assumed repricing sensitivity depending on market rate levels. The dynamic beta models were developed utilizing the Bancorp’s performance during prior interest rate cycles. During the year ended December 31, 2022, the Bancorp’s actual deposit repricing has been slower than what was experienced in prior interest rate cycles, and as a result, the Bancorp has outperformed previous NII simulation expectations. Using the dynamic beta models, the Bancorp’s NII sensitivity modeling assumes weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of 68% and 70%, for a 100 bps and 200 bps increase in rates, respectively. In the event of rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped 200 bps decrease in rates of 60% at December 31, 2022, while also maintaining that deposit rates themselves will not become negative. The modeling assumes no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles. In addition, assumed deposit migration from low-beta deposit products to more rate-sensitive deposit products contribute additional beta of 5%-10% across the rising-rate ramps, resulting in an effective beta of approximately 75-80% in our baseline NII sensitivity profile. Given the performance during the year ended December 31, 2022, the Bancorp may continue to exceed the NII simulation expectations. However, the actual performance will be dependent on market conditions, the level of competition for deposits and the magnitude of continued interest rate increases. The Bancorp provides sensitivity analysis in Tables 55 and 56 for key assumptions related to its deposit modeling, including beta and DDA balance performance.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of December 31:

TABLE 54: Estimated NII Sensitivity Profile and ALCO Policy Limits
	2022				2021
	% Change in NII (FTE)		ALCO Policy Limit		% Change in NII (FTE)		ALCO Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(2.93)%	(3.17)	(4.00)	(6.00)	10.68%	20.60	(4.00)	(6.00)
+100 Ramp over 12 months	(1.31)	(1.14)	N/A	N/A	6.13	12.66	N/A	N/A
-25 Ramp over 3 months	N/A	N/A	N/A	N/A	(2.12)	(2.99)	N/A	N/A
-200 Ramp over 12 months	(0.68)	(4.69)	(8.00)	(12.00)	N/A	N/A	N/A	N/A

At December 31, 2022, the Bancorp’s NII sensitivity is liability sensitive in years one and two due to the previously discussed deposit dynamic beta and balance migration assumptions. The Bancorp’s NII simulation projects a decrease in both year one and year two NII under the parallel 200 bps ramp decrease in interest rates. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in certain falling-rate scenarios. However, continued re-positioning into securities with less near-term principal cash flows and the execution of additional receive-fixed hedges have added significant protection from declining rates. The changes in the estimated NII sensitivity profile compared to December 31, 2021 were primarily attributable to significant deployment of cash and other short-term investments into long-term fixed-rate securities and higher market interest rates driving higher expected betas.

Tables 55 and 56 provide the sensitivity of the Bancorp’s estimated NII profile at December 31, 2022 to changes to certain deposit balance and deposit repricing sensitivity (betas) assumptions.

The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $2 billion decrease and an immediate $2 billion increase in demand deposit balances as of December 31, 2022:

TABLE 55: Estimated NII Sensitivity Profile at December 31, 2022 with a $2 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $2 Billion Balance Decrease		Immediate $2 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(4.63)%	(4.95)	(1.24)	(1.39)
+100 Ramp over 12 months	(2.84)	(2.36)	0.22	0.08
-200 Ramp over 12 months	(1.70)	(5.36)	0.35	(4.03)

107 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table includes the Bancorp’s estimated NII sensitivity profile with a 10% increase and a 10% decrease to the corresponding deposit beta assumptions as of December 31, 2022:

TABLE 56: Estimated NII Sensitivity Profile at December 31, 2022 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 10% Higher(a)		Betas 10% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(4.23)%	(5.44)	(1.64)	(0.90)
+100 Ramp over 12 months	(1.94)	(2.24)	(0.67)	(0.04)
-200 Ramp over 12 months	0.19	(3.39)	(1.56)	(6.03)
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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of December 31:

TABLE 57: Estimated EVE Sensitivity Profile
	2022		2021
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(7.53)%	(12.00)	4.51	(12.00)
+100 Shock	(2.72)	N/A	3.16	N/A
-25 Shock	N/A	N/A	(1.24)	N/A
-200 Shock	1.24	(12.00)	N/A	N/A
The EVE sensitivity is negative in a +200 bps rising-rate scenario and positive in a -200 bps falling-rate scenario at December 31, 2022. The changes in the estimated EVE sensitivity profile from December 31, 2021 were primarily related to the significant deployment of cash and other short-term investments into long-term fixed-rate securities, the execution of new forward-starting receive-fixed hedging transactions and increased deposit repricing betas.

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

Tables 58 and 59 show all swap and floor positions that are utilized for purposes of managing the Bancorp’s exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index, to hedge the exposure to changes in fair value of a recognized asset attributable to changes in
108 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the benchmark interest rate or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as the Bancorp adjusts its broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, refer to Note 14 of the Notes to Consolidated Financial Statements.

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 58: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2022 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(76)	1.0	3.02%	1 ML
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	11,000	22	8.3	3.05	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	(25)	2.1	0.99	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	5	9.1	3.50	1 ML
Interest rate swaps related to long-term debt – fair value – receive-fixed	5,955	(69)	5.9	5.18	1 ML / 3 ML / SOFR
Total interest rate swaps	$32,955	(143)
Interest rate floors related to C&I loans– cash flow – receive-fixed	$3,000	4	2.0	2.25	1 ML
(a)Forward starting swaps will become effective on various dates between February 2023 and February 2025.

TABLE 59: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2021 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(1)	2.0	3.02%	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	—	3.1	0.99	1 ML
Interest rate swaps related to long-term debt – fair value – receive-fixed	1,955	391	8.4	4.93	1 ML / 3 ML
Interest rate swaps related to available-for-sale debt and other securities – fair value – receive-floating / pay-fixed	445	7	7.4	2.40	1 ML
Total interest rate swaps	$14,400	397
Interest rate floors related to C&I loans – cash flow – receive-fixed	$3,000	122	3.0	2.25	1 ML

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

The Bancorp also enters into derivative contracts with major financial institutions to economically hedge market risks assumed in interest rate derivative contracts with commercial customers. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of the counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of interest rate volatility and potential future exposure on these contracts and counterparty credit approvals performed by independent risk management. For further information, including the notional amount and fair values of these derivatives, refer to Note 14 of the Notes to Consolidated Financial Statements.

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

109 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases, excluding interest receivable, disaggregated by scheduled principal repayment, as of December 31, 2022:

TABLE 60: Cash Flows from Portfolio Loans and Leases
($ in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Commercial and industrial loans	$12,116	41,633	3,459	24	57,232
Commercial mortgage loans	3,109	6,321	1,530	60	11,020
Commercial construction loans	1,723	3,426	251	33	5,433
Commercial leases	639	1,595	393	77	2,704
Total commercial loans and leases	17,587	52,975	5,633	194	76,389
Residential mortgage loans	756	3,115	7,042	6,715	17,628
Home equity	179	851	659	2,350	4,039
Indirect secured consumer loans	3,418	10,555	2,166	413	16,552
Credit card	1,874	—	—	—	1,874
Other consumer loans	1,036	2,217	1,529	216	4,998
Total consumer loans	7,263	16,738	11,396	9,694	45,091
Total portfolio loans and leases	$24,850	69,713	17,029	9,888	121,480

The following table displays a summary of cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of December 31, 2022:

TABLE 61: Cash Flows from Portfolio Loans and Leases Occurring After One Year
	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$5,165	39,951
Commercial mortgage loans	1,595	6,316
Commercial construction loans	82	3,628
Commercial leases	2,065	—
Total commercial loans and leases	8,907	49,895
Residential mortgage loans	13,971	2,901
Home equity	183	3,677
Indirect secured consumer loans	13,120	14
Other consumer loans	3,674	288
Total consumer loans	30,948	6,880
Total portfolio loans and leases	$39,855	56,775

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.7 billion and $1.1 billion at December 31, 2022 and 2021, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 13 of the Notes to Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2022 and 2021 was $1.0 billion and $995 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and potential future exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.
110 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Commodity Risk
The Bancorp also enters into commodity contracts for the benefit of commercial customers to hedge their exposure to commodity price fluctuations. Similar to the hedging of foreign exchange and price risk from interest rate derivative contracts, the Bancorp also enters into commodity contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven commodity activity. The Bancorp may also offset this risk with exchange-traded commodity contracts. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not taken in providing this service to customers. These controls include an independent determination of commodity volatility and potential future exposure on these contracts and counterparty credit approvals performed by independent risk management.

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

Table 60 of the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A presents information about the timing of cash flows from loan and lease repayments. Of the $51.5 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at December 31, 2022, $4.6 billion in principal and interest is expected to be received in the next 12 months and an additional $4.9 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold loans and leases totaling $13.5 billion during the year ended December 31, 2022 compared to $17.5 billion during the year ended December 31, 2021. For further information, refer to Note 13 of the Notes to Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 87% and 90% of its average total assets for the years ended December 31, 2022 and 2021, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2022, the Board of Directors authorized $5.0 billion of debt or other securities for issuance, of which $3.0 billion of debt or other securities were available for issuance as of December 31, 2022. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. The Bancorp issued and sold fixed-rate/floating-rate senior notes of $1 billion in April of 2022, $1 billion in July of 2022 and $1 billion in October of 2022 as further discussed in Note 17 of the Notes to Consolidated Financial Statements.

As of December 31, 2022, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $20.3 billion was available for issuance. The Bank issued and sold fixed-rate/floating-rate senior notes of $1 billion in October of 2022 as further discussed in
112 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note 17 of the Notes to Consolidated Financial Statements. Additionally, at December 31, 2022, the Bank had approximately $51.0 billion of borrowing capacity available through secured borrowing sources, including the FRB and FHLB.

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

As of December 31, 2022, the Bancorp (parent company) has sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 24 months.

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

The Bancorp’s and Bank’s credit ratings are summarized in Table 62. The ratings reflect the ratings agency’s view on the Bancorp’s and Bank’s capacity to meet financial commitments.*

*As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 62: Agency Ratings
As of February 24, 2023	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association:	Stable	Stable	Stable	Stable

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

The Bancorp’s enterprise risk management framework consists of five integrated components, including identifying, assessing, managing, monitoring and independent governance reporting of risk. The corporate Operational Risk Management function within Enterprise Risk is responsible for developing and overseeing the implementation of the Bancorp’s approach to managing operational risk. This includes providing governance, awareness and training, tools, guidance and oversight to support implementation of key risk programs and systems as they relate to operational risk management. These include programs, such as risk and control self-assessments, product delivery risk assessments, scenario analysis, new product/initiative risk reviews, key risk indicators, Third-Party Risk Management, cyber-security risk management, review of operational losses and monitoring of significant organizational or process changes. The function is also responsible for developing reports that support the proactive management of operational risk across the enterprise. The lines of business and corporate functions are responsible for managing the operational risks associated with their areas in accordance with the enterprise risk management framework. The framework is intended to enable the Bancorp to function with a sound and well-controlled operational environment. These processes support the Bancorp’s goals to minimize future operational losses and strengthen the Bancorp’s performance by maintaining sufficient capital to absorb operational losses that are incurred.

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

Increased external threats have elevated fraud and cyber-security risks. The Bancorp’s strategic initiatives also have the potential to increase operational risk as changes to process and technology are implemented. Additionally, to the extent utilized in executing these changes, other factors such as increased reliance on third parties and increased use of emerging and cloud-based technologies may also introduce additional operational risk considerations. These risks continue to be carefully managed and monitored to ensure effective controls are in place, with appropriate oversight and governance by the second line of defense.

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

Regulatory Capital Ratios
The Basel III Final Rule sets minimum regulatory capital ratios as well as defines the measure of “well-capitalized” for insured depository institutions. For additional information regarding the prescribed capital ratios, refer to Note 29 of the Notes to Consolidated Financial Statements.

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

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The Bancorp’s modified CECL transition amount became subject to the phase-out provisions of the final rule on January 1, 2022, and will be fully phased-out by January 1, 2025. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at December 31, 2022 was an increase in capital of approximately $373 million. On a fully phased-in basis, the Bancorp’s CET1 ratio would be reduced by 21 bps as of December 31, 2022.

The following table summarizes the Bancorp’s capital ratios as of December 31:

TABLE 63: Capital Ratios
($ in millions)	2022	2021	2020
Average total Bancorp shareholders’ equity as a percent of average assets	9.22%	11.06	11.61
Tangible equity as a percent of tangible assets(a)(b)	8.31	7.97	8.18
Tangible common equity as a percent of tangible assets(a)(b)	7.30	6.94	7.11
Regulatory capital:(c)
CET1 capital	$15,670	14,781	14,682
Tier 1 capital	17,786	16,897	16,797
Total regulatory capital	21,606	20,789	21,412
Risk-weighted assets	168,909	154,860	141,974
Regulatory capital ratios:(c)
CET1 capital	9.28%	9.54	10.34
Tier 1 risk-based capital	10.53	10.91	11.83
Total risk-based capital	12.79	13.42	15.08
Leverage	8.56	8.27	8.49
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.
(c)Regulatory capital ratios as of December 31, 2022 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

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

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $1.26 and $1.14 during the years ended December 31, 2022 and 2021, respectively.

In June of 2019, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions and to utilize any derivative or similar instrument to effect share repurchase transactions. Under this authorization, the Bancorp entered into and settled one accelerated share repurchase transaction during the year ended December 31, 2022. Refer to Note 24 of the Notes to Consolidated Financial Statements for additional information on the accelerated share repurchase activity.

The following table summarizes shares authorized for repurchase as part of publicly announced plans or programs:

TABLE 64: Share Repurchases
For the years ended December 31	2022	2021
Shares authorized for repurchase at January 1	40,785,269	76,437,348
Additional authorizations	—	—
Share repurchases(a)	(3,079,462)	(35,652,079)
Shares authorized for repurchase at December 31	37,705,807	40,785,269
Average price paid per share(a)	$32.47	39.07
(a)Excludes 1,891,160 and 2,793,463 shares repurchased during the years ended December 31, 2022 and 2021, respectively, in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

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
117 Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Fifth Third Bancorp:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bancorp as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Bancorp’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

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

For collectively evaluated loans and leases, the Bancorp uses models to forecast expected credit losses based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. The Bancorp also considers qualitative factors in determining the ALLL. These considerations inherently require significant management judgment to determine the appropriate factors to be considered and the extent of their impact on the ALLL estimate. Qualitative factors are used to capture characteristics in the portfolio that impact expected credit losses but that are not fully captured within the Bancorp’s expected credit loss models. When evaluating the adequacy of allowances, consideration is given to the effect that changing economic conditions may have on the Bancorp’s customers.

118 Fifth Third Bancorp

Overall, the collective evaluation process requires significant management judgment when determining the estimation methodology and inputs into the models, as well as in evaluating the reasonableness of the modeled results and the appropriateness of qualitative adjustments.

At December 31, 2022, the key qualitative factors included adjustments to the expected credit losses on the commercial loan portfolio associated with the current economic environment.

The ALLL for the commercial portfolio segment was $1.1 billion at December 31, 2022, which includes adjustments for the qualitative factors noted above.

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
•We tested the completeness and accuracy and evaluated the relevance of the key data used as inputs to the qualitative adjustment estimation process, including:
◦Portfolio segment loan balances and other borrower-specific data
◦Relevant macroeconomic indicators and data
•With the assistance of our credit specialists, we tested the mathematical accuracy of the underlying support used as a basis for the qualitative adjustments.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 24, 2023

We have served as the Company’s auditor since 1970.
119 Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2022	2021
Assets
Cash and due from banks	$3,466	2,994
Other short-term investments(a)	8,351	34,572
Available-for-sale debt and other securities(b)	51,503	38,110
Held-to-maturity securities(c)	5	8
Trading debt securities	414	512
Equity securities	317	376
Loans and leases held for sale(d)	1,007	4,415
Portfolio loans and leases(a)(e)	121,480	112,050
Allowance for loan and lease losses(a)	(2,194)	(1,892)
Portfolio loans and leases, net	119,286	110,158
Bank premises and equipment(f)	2,187	2,120
Operating lease equipment	627	616
Goodwill	4,915	4,514
Intangible assets	169	156
Servicing rights	1,746	1,121
Other assets(a)	13,459	11,444
Total Assets	$207,452	211,116
Liabilities
Deposits:
Noninterest-bearing deposits	$53,125	65,088
Interest-bearing deposits	110,565	104,236
Total deposits	163,690	169,324
Federal funds purchased	180	281
Other short-term borrowings	4,838	980
Accrued taxes, interest and expenses	1,822	2,233
Other liabilities(a)	5,881	4,267
Long-term debt(a)	13,714	11,821
Total Liabilities	$190,125	188,906
Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	2,116	2,116
Capital surplus	3,684	3,624
Retained earnings	21,689	20,236
Accumulated other comprehensive (loss) income	(5,110)	1,207
Treasury stock(g)	(7,103)	(7,024)
Total Equity	$17,327	22,210
Total Liabilities and Equity	$207,452	211,116
(a)Includes $17 and $24 of other short-term investments, $185 and $322 of portfolio loans and leases, $(2) and $(2) of ALLL, $2 and $2 of other assets, $9 and $1 of other liabilities and $118 and $263 of long-term debt from consolidated VIEs that are included in their respective captions above at December 31, 2022 and 2021, respectively. For further information, refer to Note 12.
(b)Amortized cost of $57,530 and $36,941 at December 31, 2022 and 2021, respectively.
(c)Fair value of $5 and $8 at December 31, 2022 and 2021, respectively.
(d)Includes $600 and $1,023 of residential mortgage loans held for sale measured at fair value at December 31, 2022 and 2021, respectively.
(e)Includes $123 and $154 of residential mortgage loans measured at fair value at December 31, 2022 and 2021, respectively.
(f)Includes $24 of bank premises and equipment held for sale at both December 31, 2022 and 2021. For further information, refer to Note 7.
(g)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at December 31, 2022 – 683,385,880 (excludes 240,506,701 treasury shares), 2021 – 682,777,664 (excludes 241,114,917 treasury shares).
(h)500,000 shares of no par value preferred stock were authorized at both December 31, 2022 and 2021. There were 422,000 unissued shares of undesignated no par value preferred stock at both December 31, 2022 and 2021. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both December 31, 2022 and 2021. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both December 31, 2022 and 2021. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Consolidated Financial Statements.

120 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except share data)	2022	2021	2020
Interest Income
Interest and fees on loans and leases	$4,954	4,079	4,424
Interest on securities	1,517	1,090	1,119
Interest on other short-term investments	116	42	29
Total interest income	6,587	5,211	5,572
Interest Expense
Interest on deposits	447	59	322
Interest on federal funds purchased	6	—	2
Interest on other short-term borrowings	108	2	14
Interest on long-term debt	417	380	452
Total interest expense	978	441	790
Net Interest Income	5,609	4,770	4,782
Provision for (benefit from) credit losses	563	(377)	1,097
Net Interest Income After Provision for (Benefit from) Credit Losses	5,046	5,147	3,685
Noninterest Income
Service charges on deposits	589	600	559
Wealth and asset management revenue	570	586	520
Commercial banking revenue	565	637	528
Card and processing revenue	409	402	352
Leasing business revenue	237	300	276
Mortgage banking net revenue	215	270	320
Other noninterest income	265	332	211
Securities (losses) gains, net	(82)	(7)	62
Securities (losses) gains, net - non-qualifying hedges on mortgage servicing rights	(2)	(2)	2
Total noninterest income	2,766	3,118	2,830
Noninterest Expense
Compensation and benefits	2,554	2,626	2,590
Technology and communications	416	388	362
Net occupancy expense	307	312	350
Equipment expense	145	138	130
Leasing business expense	131	137	140
Marketing expense	118	107	104
Card and processing expense	80	89	121
Other noninterest expense	968	951	921
Total noninterest expense	4,719	4,748	4,718
Income Before Income Taxes	3,093	3,517	1,797
Applicable income tax expense	647	747	370
Net Income	2,446	2,770	1,427
Dividends on preferred stock	116	111	104
Net Income Available to Common Shareholders	$2,330	2,659	1,323
Earnings per share - basic	$3.38	3.78	1.84
Earnings per share - diluted	$3.35	3.73	1.83
Average common shares outstanding - basic	688,633,659	702,188,552	714,729,585
Average common shares outstanding - diluted	694,952,038	711,197,805	719,735,415

Refer to the Notes to Consolidated Financial Statements.
121 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31 ($ in millions)	2022	2021	2020
Net Income	$2,446	2,770	1,427
Other Comprehensive (Loss) Income, Net of Tax:
Net unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during the year	(5,478)	(1,043)	1,153
Reclassification adjustment for net (gains) losses included in net income	(2)	3	(34)
Net unrealized (losses) gains on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during the year	(774)	(142)	483
Reclassification adjustment for net gains included in net income	(77)	(223)	(187)
Defined benefit pension plans, net:
Net actuarial gain (loss) arising during the year	9	4	(9)
Reclassification of amounts to net periodic benefit costs	5	7	7
Other	—	—	(4)
Other comprehensive (loss) income, net of tax	(6,317)	(1,394)	1,409
Comprehensive (Loss) Income	$(3,871)	1,376	2,836

Refer to the Notes to Consolidated Financial Statements.
122 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
Balance at December 31, 2019	$2,051	1,770	3,599	18,315	1,192	(5,724)	21,203
Impact of cumulative effect of change in accounting principle				(472)			(472)
Balance at January 1, 2020	$2,051	1,770	3,599	17,843	1,192	(5,724)	20,731
Net income				1,427			1,427
Other comprehensive income, net of tax					1,409		1,409
Cash dividends declared:
Common stock ($1.08 per share)				(780)			(780)
Preferred stock:(a)
Series H ($1,275.00 per share)				(31)			(31)
Series I ($1,656.24 per share)				(30)			(30)
Series J ($1,043.48 per share)				(12)			(12)
Series K ($1,237.52 per share)				(12)			(12)
Series L ($468.75 per share)				(7)			(7)
Class B, Series A ($60.00 per share)				(12)			(12)
Issuance of preferred stock		346					346
Impact of stock transactions under stock compensation plans, net			36			46	82
Other				(2)		2	—
Balance at December 31, 2020	$2,051	2,116	3,635	18,384	2,601	(5,676)	23,111
Net income				2,770			2,770
Other comprehensive loss, net of tax					(1,394)		(1,394)
Cash dividends declared:
Common stock ($1.14 per share)				(805)			(805)
Preferred stock:(a)
Series H ($1,275.00 per share)				(31)			(31)
Series I ($1,656.24 per share)				(30)			(30)
Series J ($839.62 per share)				(10)			(10)
Series K ($1,237.50 per share)				(12)			(12)
Series L ($1,125.00 per share)				(16)			(16)
Class B, Series A ($60.00 per share)				(12)			(12)
Shares acquired for treasury						(1,393)	(1,393)
Impact of stock transactions under stock compensation plans, net			(11)			44	33
Other				(2)		1	(1)
Balance at December 31, 2021	$2,051	2,116	3,624	20,236	1,207	(7,024)	22,210
123 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
Balance at December 31, 2021	$2,051	2,116	3,624	20,236	1,207	(7,024)	22,210
Net income				2,446			2,446
Other comprehensive loss, net of tax					(6,317)		(6,317)
Cash dividends declared:
Common stock ($1.26 per share)				(877)			(877)
Preferred stock:(a)
Series H ($1,275.00 per share)				(31)			(31)
Series I ($1,656.24 per share)				(30)			(30)
Series J ($1,249.19 per share)				(15)			(15)
Series K ($1,237.50 per share)				(12)			(12)
Series L ($1,125.00 per share)				(16)			(16)
Class B, Series A ($60.00 per share)				(12)			(12)
Shares acquired for treasury						(100)	(100)
Impact of stock transactions under stock compensation plans, net			60			21	81
Balance at December 31, 2022	$2,051	2,116	3,684	21,689	(5,110)	(7,103)	17,327
(a)Refer to Note 24 for further information on dividends declared for preferred stock.

Refer to the Notes to Consolidated Financial Statements.
124 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2022	2021	2020
Operating Activities
Net income	$2,446	2,770	1,427
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) credit losses	563	(377)	1,097
Depreciation, amortization and accretion	436	349	492
Stock-based compensation expense	165	120	123
Benefit from deferred income taxes	(60)	(14)	(162)
Securities losses (gains), net	84	16	(69)
MSR fair value adjustment	(177)	139	565
Net gains on sales of loans and fair value adjustments on loans held for sale	(126)	(335)	(291)
Net (gains) losses on disposition and impairment of bank premises and equipment and operating lease equipment	(1)	10	26
Gain on sale of HSA deposit portfolio	—	(60)	—
Gain on the TRA associated with Worldpay, Inc.	(46)	(46)	(74)
Proceeds from sales of loans held for sale	13,123	17,204	12,481
Loans originated or purchased for sale, net of repayments	(10,239)	(16,888)	(14,767)
Dividends representing return on equity investments	50	55	17
Net change in:
Equity and trading debt securities	70	15	12
Other assets	646	(37)	(855)
Accrued taxes, interest and expenses and other liabilities	(506)	(217)	349
Net Cash Provided by Operating Activities	6,428	2,704	371
Investing Activities
Proceeds from sales:
AFS securities and other investments	4,359	3,125	1,743
Loans and leases	155	718	157
Bank premises and equipment	2	19	33
Proceeds from repayments / maturities of AFS and HTM securities and other investments	4,495	6,079	3,646
Purchases:
AFS securities and other investments	(29,714)	(11,713)	(5,266)
Bank premises and equipment	(348)	(309)	(305)
MSRs	(213)	(381)	(44)
Proceeds from settlement of BOLI	49	24	19
Proceeds from sales and dividends representing return of equity investments	87	63	69
Net cash received for divestitures	66	—	19
Net cash paid on acquisitions	(917)	(297)	(23)
Net cash paid on sale of HSA deposit portfolio	—	(431)	—
Net change in:
Other short-term investments	26,224	(1,172)	(31,446)
Portfolio loans and leases	(8,992)	(3,721)	(451)
Operating lease equipment	(124)	28	(53)
Net Cash Used in Investing Activities	(4,871)	(7,968)	(31,902)
Financing Activities
Net change in deposits	(5,994)	10,734	32,019
Net change in other short-term borrowings and federal funds purchased	3,757	(193)	182
Dividends paid on common and preferred stock	(927)	(897)	(858)
Proceeds from issuance of long-term debt	4,026	562	2,557
Repayment of long-term debt	(1,762)	(3,603)	(2,799)
Repurchases of treasury stock and related forward contract	(100)	(1,393)	—
Issuance of preferred stock	—	—	346
Other	(85)	(99)	(47)
Net Cash (Used in) Provided by Financing Activities	(1,085)	5,111	31,400
Increase (Decrease) in Cash and Due from Banks	472	(153)	(131)
Cash and Due from Banks at Beginning of Period	2,994	3,147	3,278
Cash and Due from Banks at End of Period	$3,466	2,994	3,147
Refer to the Notes to Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash investing and financing activities.
125 Fifth Third Bancorp

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

126 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Portfolio Loans and Leases
Basis of accounting
Portfolio loans and leases are generally reported at the principal amount outstanding, net of unearned income, deferred direct loan origination fees and costs and any direct principal charge-offs. Direct loan origination fees and costs are deferred and the net amount is amortized over the contractual life or estimated life, if prepayments are estimated, of the related loans as a yield adjustment. Interest income is recognized based on the principal balance outstanding computed using the effective interest method.

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

Nonaccrual loans and leases
The Bancorp places loans and leases on nonaccrual status when full repayment of principal and interest is not expected, unless the loan or lease is well-secured and in the process of collection. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization/accretion of deferred net direct loan origination fees or costs are discontinued and all
127 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
previously accrued and unpaid interest is reversed against income. The Bancorp utilizes the following policies to determine when full repayment of principal and interest on a loan or lease is not expected:
•Commercial loans are placed on nonaccrual status when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due. Such loans are also placed on nonaccrual status when the principal or interest is past due 90 days or more, unless the loan is fully or partially guaranteed by a government agency.
•Residential mortgage loans are placed on nonaccrual status when principal and interest payments become past due 150 days or more, unless repayment of the loan is fully or partially guaranteed by a government agency. Residential mortgage loans may stay on nonaccrual status for an extended time as the foreclosure process typically lasts longer than 180 days. The Bancorp maintains a reserve for the portion of accrued interest receivable that it estimates will be uncollectible, at the portfolio level, for residential mortgage loans which are past due 90 days or more and on accrual status. This reserve is recorded as a component of other assets on the Bancorp’s Consolidated Balance Sheets, consistent with the classification of the related accrued interest receivable.
•Residential mortgage loans that have been modified in a TDR and subsequently become past due 90 days or more are placed on nonaccrual status unless the loan is fully or partially guaranteed by a government agency.
•Home equity loans and lines of credit are placed on nonaccrual status if principal or interest has been in default for 90 days or more. Home equity loans and lines of credit that have been in default for 60 days or more are also placed on nonaccrual status if the senior lien has been in default 120 days or more.
•Credit card accounts that have been modified in a TDR are placed on nonaccrual status at the time of the modification. Subsequent to the modification, accounts are placed on nonaccrual status when required payments become past due 90 days or more.
•Indirect secured consumer loans and other consumer loans are generally placed on nonaccrual status when principal or interest becomes past due 90 days or more.
•Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower are classified as collateral-dependent TDRs and placed on nonaccrual status regardless of the borrower’s payment history or capacity to repay in the future.

Well-secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from the sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance in the near future.

Nonaccrual loans and leases may be returned to accrual status when all delinquent principal and interest payments become current in accordance with the loan agreement and the remaining principal and interest payments are reasonably assured of repayment in accordance with the contractual terms of the loan agreement, or when the loan is both well-secured and in the process of collection. Nonaccrual loans that have been modified in a TDR may not be returned to accrual status unless such loans have sustained repayment performance of six months or more and are reasonably assured of repayment in accordance with the restructured terms. Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower may be returned to accrual status provided there is a sustained payment history of twelve months or more after bankruptcy and collectability is reasonably assured for all remaining contractual payments.

Except for loans discharged in a Chapter 7 bankruptcy that are not reaffirmed by the borrower, accruing residential mortgage loans, home equity loans and lines of credit, indirect secured consumer loans and other consumer loans modified as part of a TDR are maintained on accrual status, provided there is reasonable assurance of repayment and of performance according to the modified terms based upon a current, well-documented credit evaluation. Accruing commercial loans modified as part of a TDR are maintained on accrual status provided there is a sustained payment history of six months or more prior to the modification and collectability is reasonably assured for all remaining contractual payments under the modified terms. TDRs of commercial loans and credit card loans that do not have a sustained payment history of six months or more in accordance with their modified terms remain on nonaccrual status until a six-month payment history is sustained.

Nonaccrual loans and leases are generally accounted for on the cost recovery method due to the existence of doubt as to the collectability of the remaining amortized cost basis of nonaccrual assets. Under the cost recovery method, any payments received are applied to reduce principal. Once the entire amortized cost basis is collected, additional payments received are treated as recoveries of amounts previously charged-off until recovered in full, and any subsequent payments are treated as interest income. In certain circumstances when the remaining amortized cost basis of a nonaccrual loan or lease is deemed to be fully collectible, the Bancorp may utilize the cash basis method to account for interest payments received on a nonaccrual loan or lease. Under the cash basis method, interest income is recognized when cash is received, to the extent such income would have been accrued on the loan’s remaining balance at the contractual rate.

The Bancorp records a charge-off to the ALLL when all or a portion of a loan or lease is deemed to be uncollectible, after considering the net realizable value of any underlying collateral. Commercial loans and leases on nonaccrual status, including those modified in a TDR, as well as criticized commercial loans with aggregate borrower relationships exceeding $1 million, are subject to an individual review to identify charge-offs. The Bancorp does not have an established delinquency threshold for partially or fully charging off commercial loans and leases. The Bancorp records charge-offs on consumer loans in accordance with applicable regulatory guidelines, which are primarily based on a loan’s delinquency status.

128 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Loans and leases held for sale are placed on nonaccrual status consistent with the Bancorp’s nonaccrual policies for portfolio loans and leases.

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

129 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued interest receivable on loans is presented in the Consolidated Financial Statements as a component of other assets. When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed. The Bancorp follows established policies for placing loans on nonaccrual status, so uncollectible accrued interest receivable is reversed in a timely manner. As a result, the Bancorp has elected not to measure a reserve for accrued interest receivable as part of its ALLL. However, the Bancorp does record a reserve for the portion of accrued interest receivable that it expects to be uncollectible. Refer to the Portfolio Loans and Leases section for additional information.

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
130 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
131 Fifth Third Bancorp

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

Bank Premises and Equipment and Other Long-Lived Assets
Bank premises and equipment, including leasehold improvements, and operating lease equipment are carried at cost less accumulated depreciation and amortization. Generally, depreciation is calculated using the straight-line method based on estimated useful lives of the assets for book purposes, while accelerated depreciation is used for income tax purposes. Amortization of leasehold improvements is generally computed using the straight-line method over the lives of the related leases or useful lives of the related assets, whichever is shorter. Whenever events or changes in circumstances dictate, the Bancorp tests its long-lived assets for impairment by determining whether the sum of the estimated undiscounted future cash flows attributable to a long-lived asset or asset group is less than the carrying amount of the long-lived asset or asset group through a probability-weighted approach. In the event the carrying amount of the long-lived asset or asset group is not recoverable, an impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Maintenance, repairs and minor improvements are charged to noninterest expense in the Consolidated Statements of Income as incurred. Lease payments received for operating lease equipment are recognized in leasing business revenue in the Consolidated Statements of Income over the lease term on a straight-line basis unless another systematic and rational basis is more representative of the pattern in which benefit is expected to be derived from use of the underlying equipment.

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

132 Fifth Third Bancorp

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

Investments in Qualified Affordable Housing Projects
The Bancorp invests in projects to create affordable housing and revitalize business and residential areas. These investments are classified as other assets on the Bancorp’s Consolidated Balance Sheets. Investments in affordable housing projects that qualify for LIHTC are accounted for using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other benefits received and recognized as a component of applicable income tax expense in the Consolidated Statements of Income. Investments which do not meet the qualification criteria for the proportional amortization method are accounted for using the equity method of accounting with impairment associated with the investments recognized in other noninterest expense in the Consolidated Statements of Income.

Deposits
Deposits generally include the unpaid balance of cash or its equivalent received or held by the Bank for its commercial and consumer customers. Deposits are classified as either transactional or non-transactional and include both interest-bearing and noninterest-bearing balances. Interest expense incurred on interest-bearing deposits is recognized in accordance with applicable guidance in U.S. GAAP for these liabilities and includes certain ongoing deposit placement fees paid on custodial accounts.

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

133 Fifth Third Bancorp

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

Goodwill
Business combinations entered into by the Bancorp typically include the recognition of goodwill. U.S. GAAP requires goodwill to be tested for impairment at the reporting unit level on an annual basis, which the Bancorp performs as of September 30 each year, and more frequently if events or circumstances indicate that there may be impairment.

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
134 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition
The Bancorp’s interest income is derived from loans and leases, investment securities and other short-term investments. The Bancorp recognizes interest income in accordance with the applicable guidance in U.S. GAAP for these assets. Refer to the Portfolio Loans and Leases and Investment Securities sections of this footnote for further information.

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
135 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

136 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ACCOUNTING AND REPORTING DEVELOPMENTS
Standard Adopted in 2022
The Bancorp adopted the following new accounting standard effective January 1, 2022:

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

Significant Accounting Standards Issued but Not Yet Adopted
The following significant accounting standards were issued but not yet adopted by the Bancorp as of December 31, 2022:

ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, which provided guidance on the accounting for revenue contracts with customers which are acquired in a business combination. The amendments generally state that an acquirer accounts for an acquired revenue contract with a customer as if it had originated the contract. The amendments also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and liabilities. The Bancorp adopted the amended guidance on January 1, 2023 on a prospective basis and will apply the amendments for business combinations occurring on or after the adoption date.

ASU 2022-01 – Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method
In March 2022, the FASB issued ASU 2022-01, which clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and renames the last-of-layer method the portfolio layer method. Under current guidance, the last-of-layer method enables an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets without having to consider prepayment risk or credit risk when measuring those assets. ASU 2022-01 expands the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. It allows entities to designate multiple layers within a single closed portfolio as individual hedged items. Further, ASU 2022-01 clarifies that the fair value basis adjustments should be adjusted at the portfolio level and should not be allocated to individual assets within the portfolio. The Bancorp adopted the amended guidance on January 1, 2023 on a prospective basis, except for the amendments related to fair value basis adjustments that, if applicable, were required to be applied on a modified retrospective basis. The adoption did not have a material impact on the Bancorp’s Consolidated Financial Statements.

ASU 2022-02 – Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued ASU 2022-02, which eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and requires entities to evaluate all receivable modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. The amended guidance adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amended guidance also requires disclosure of current period gross charge-offs by year of origination within the vintage disclosures required by ASC 326. The Bancorp adopted the amended guidance on January 1, 2023 on a prospective basis, except for the amendments impacting the measurement of the ACL for TDRs and reasonably expected TDRs, which were adopted on a modified retrospective basis. Upon adoption, the Bancorp recorded a decrease to the ACL of approximately $49 million and a cumulative-effect adjustment to retained earnings of approximately $37 million, net of tax. The Bancorp will be subject to the amended disclosure requirements beginning with the filing of its Quarterly Report on Form 10-Q for the first quarter of 2023.

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

ASU 2022-04 – Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, which provides guidance on the disclosure requirements for supplier finance programs. The amendments require that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Bancorp adopted the amended guidance on January 1, 2023 on a retrospective basis, except for the amendments related to disclosure of rollforward information, which are required to be adopted on January 1, 2024 on a prospective basis. The adoption did not have a material impact on the Bancorp’s Consolidated Financial Statements.

137 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reference Rate Reform and LIBOR Transition
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in the ASU apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, which clarified that the optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting also apply to derivatives that are affected by the discounting transition. The expedients and exceptions provided by the amendments did not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity had elected certain optional expedients and that are retained through the end of the hedging relationship. Subsequently, in December 2022, the FASB issued ASU 2022-06 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in ASU 2020-04 (as amended) are effective for the Bancorp as of March 12, 2020 and may be applied through December 31, 2024. The Bancorp is in the process of evaluating and applying, as applicable, the optional expedients and exceptions in accounting for eligible contract modifications, eligible existing hedging relationships and new hedging relationships available through December 31, 2024.

138 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the years ended December 31:

($ in millions)	2022	2021	2020
Cash Payments:
Interest	$869	465	825
Income taxes	272	607	491

Transfers:
Portfolio loans and leases to loans and leases held for sale(a)	$105	447	926
Loans and leases held for sale to portfolio loans and leases	409	49	49
Portfolio loans and leases to OREO	8	8	12
Loans and leases held for sale to OREO	1	—	2
Bank premises and equipment to OREO	24	21	2

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$152	66	47
Net additions to lease liabilities under finance leases	27	35	106
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

3. Restrictions on Dividends and Capital Actions

Restrictions on Cash Dividends
The principal source of income and funds for the Bancorp (parent company) are dividends from its subsidiaries. The dividends paid by the Bancorp’s banking subsidiary are subject to regulations and limitations prescribed by state and federal supervisory agencies. The Bancorp’s indirect banking subsidiary did not pay dividends during the year ended December 31, 2022 and paid the Bancorp’s direct nonbank subsidiary holding company, which in turn paid the Bancorp, $3.0 billion in dividends during the year ended December 31, 2021. The Bancorp’s nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year.

Capital Actions
The Bancorp is subject to restrictions on its capital actions, primarily as a result of supervisory policies set by the FRB. The Bancorp is required to develop and maintain a capital plan that governs its capacity to pay dividends and execute share repurchases and this plan is required to be submitted to the FRB periodically. As part of its capital plan, the Bancorp increased its quarterly common stock dividend to $0.33 per share in the third quarter of 2022. Additionally, the Bancorp entered into and settled accelerated share repurchase transactions during the year ended December 31, 2022. For more information related to these transactions, refer to Note 24.

139 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investment Securities
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of December 31:

	2022
($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,683	—	(188)	2,495
Obligations of states and political subdivisions securities	18	—	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	12,604	5	(1,372)	11,237
Agency commercial mortgage-backed securities	29,824	11	(3,513)	26,322
Non-agency commercial mortgage-backed securities	5,235	—	(520)	4,715
Asset-backed securities and other debt securities	6,292	3	(453)	5,842
Other securities(a)	874	—	—	874
Total available-for-sale debt and other securities	$57,530	19	(6,046)	51,503
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$3	—	—	3
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$5	—	—	5
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $381, $491 and $2, respectively, at December 31, 2022, that are carried at cost.

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

The following table provides the fair value of trading debt securities and equity securities as of December 31:

($ in millions)	2022	2021
Trading debt securities	$414	512
Equity securities	317	376

The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $131 million and $82 million at December 31, 2022 and 2021, respectively, which is presented as a component of other assets in the Consolidated Balance Sheets.

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

140 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents securities (losses) gains recognized in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2022	2021	2020
Available-for-sale debt and other securities:
Realized gains	$16	34	47
Realized losses	(13)	(19)	(2)
Impairment losses	(1)	(19)	—
Net realized gains (losses) on available-for-sale debt and other securities	$2	(4)	45
Trading debt securities:
Net realized (losses) gains	(2)	(2)	2
Net unrealized gains (losses)	11	(3)	—
Net trading debt securities gains (losses)	$9	(5)	2
Equity securities:
Net realized gains	1	7	10
Net unrealized (losses) gains	(96)	(7)	7
Net equity securities (losses) gains	$(95)	—	17
Total (losses) gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$(84)	(9)	64
(a)Excludes an immaterial amount and $7 of net securities losses for the years ended December 31, 2022 and 2021, respectively, and $5 of net securities gains for the year ended December 31, 2020, related to securities held by FTS to facilitate the timely execution of customer transactions. These (losses) gains are included in commercial banking revenue and wealth and asset management revenue in the Consolidated Statements of Income.

The Bancorp recognized impairment losses on available-for-sale debt and other securities of $1 million and $19 million during the years ended December 31, 2022 and 2021, respectively. These losses related to certain securities in unrealized loss positions that the Bancorp intended to sell prior to recovery of their amortized cost bases. The Bancorp did not consider these losses to be credit-related.

At both December 31, 2022 and 2021, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during both the years ended December 31, 2022 and 2021.

At December 31, 2022 and 2021, investment securities with a fair value of $11.0 billion and $11.2 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of December 31, 2022 are shown in the following table:

	Available-for-Sale Debt and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$381	374	3	3
Due after 1 year through 5 years	13,506	12,557	—	—
Due after 5 years through 10 years	31,661	28,101	—	—
Due after 10 years	11,108	9,597	2	2
Other securities	874	874	—	—
Total	$57,530	51,503	5	5
(a)Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

141 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2022
U.S. Treasury and federal agencies securities	$2,400	(188)	—	—	2,400	(188)
Obligations of states and political subdivisions securities	—	—	1	—	1	—
Agency residential mortgage-backed securities	10,078	(1,170)	938	(202)	11,016	(1,372)
Agency commercial mortgage-backed securities	22,083	(2,487)	3,697	(1,026)	25,780	(3,513)
Non-agency commercial mortgage-backed securities	3,621	(272)	1,059	(248)	4,680	(520)
Asset-backed securities and other debt securities	3,164	(178)	2,495	(275)	5,659	(453)
Total	$41,346	(4,295)	8,190	(1,751)	49,536	(6,046)
2021
Agency residential mortgage-backed securities	$935	(10)	161	(8)	1,096	(18)
Agency commercial mortgage-backed securities	2,886	(49)	424	(20)	3,310	(69)
Non-agency commercial mortgage-backed securities	1,052	(13)	—	—	1,052	(13)
Asset-backed securities and other debt securities	2,870	(34)	367	(10)	3,237	(44)
Total	$7,743	(106)	952	(38)	8,695	(144)

At December 31, 2022 and 2021, $42 million and $2 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

142 Fifth Third Bancorp

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of December 31:

($ in millions)	2022	2021
Loans and leases held for sale:
Commercial and industrial loans	$73	7
Commercial mortgage loans	—	13
Commercial leases	—	1
Residential mortgage loans	934	4,394
Total loans and leases held for sale	$1,007	4,415
Portfolio loans and leases:
Commercial and industrial loans(a)	$57,232	51,659
Commercial mortgage loans	11,020	10,316
Commercial construction loans	5,433	5,241
Commercial leases	2,704	3,052
Total commercial loans and leases	$76,389	70,268
Residential mortgage loans	$17,628	16,397
Home equity	4,039	4,084
Indirect secured consumer loans	16,552	16,783
Credit card	1,874	1,766
Other consumer loans	4,998	2,752
Total consumer loans	$45,091	41,782
Total portfolio loans and leases	$121,480	112,050
(a)Includes $94 million and $1.3 billion as of December 31, 2022 and 2021, respectively, related to the SBA’s Paycheck Protection Program.

Portfolio loans and leases are recorded net of unearned income, which totaled $238 million and $244 million as of December 31, 2022 and 2021, respectively. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $146 million and $498 million as of December 31, 2022 and 2021, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $518 million and $332 million at December 31, 2022 and 2021, respectively, which is presented as a component of other assets in the Consolidated Balance Sheets.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $15.9 billion and $15.3 billion at December 31, 2022 and 2021, respectively, pledged to the FHLB, and loans of $57.1 billion and $50.9 billion at December 31, 2022 and 2021, respectively, pledged to the FRB.

143 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the total loans and leases owned by the Bancorp and net charge-offs (recoveries) as of and for the years ended December 31:

	Carrying Value		90 Days Past Due and Still Accruing(a)		Net Charge-Offs (Recoveries)
($ in millions)	2022	2021	2022	2021	2022	2021
Commercial and industrial loans	$57,305	51,666	11	17	96	60
Commercial mortgage loans	11,020	10,329	—	1	(1)	8
Commercial construction loans	5,433	5,241	—	1	2	—
Commercial leases	2,704	3,053	2	—	4	(1)
Residential mortgage loans	18,562	20,791	7	72	(2)	(4)
Home equity	4,039	4,084	1	1	(2)	(4)
Indirect secured consumer loans	16,552	16,783	—	9	36	14
Credit card	1,874	1,766	18	15	52	70
Other consumer loans	4,998	2,752	1	1	42	31
Total loans and leases	$122,487	116,465	40	117	227	174
Less: Loans and leases held for sale	1,007	4,415
Total portfolio loans and leases	$121,480	112,050
(a)Excludes government guaranteed residential mortgage loans.

The following table presents the components of the net investment in portfolio leases as of December 31:

($ in millions)(a)	2022	2021
Net investment in direct financing leases:
Lease payment receivable (present value)	$570	886
Unguaranteed residual assets (present value)	107	147
Net premium on acquired leases	—	1
Net investment in sales-type leases:
Lease payment receivable (present value)	1,704	1,678
Unguaranteed residual assets (present value)	76	55
(a)Excludes $247 and $285 of leveraged leases at December 31, 2022 and 2021, respectively.

Interest income recognized in the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 was $29 million, $42 million and $64 million, respectively, for direct financing leases and $50 million, $42 million and $28 million, respectively, for sales-type leases.

The following table presents undiscounted cash flows for both direct financing and sales-type leases for 2023 through 2027 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of December 31, 2022 ($ in millions)	Direct Financing Leases	Sales-Type Leases
2023	$188	502
2024	148	440
2025	100	376
2026	83	211
2027	44	156
Thereafter	44	155
Total undiscounted cash flows	$607	1,840
Less: Difference between undiscounted cash flows and discounted cash flows	37	136
Present value of lease payments (recognized as lease receivables)	$570	1,704

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $15 million at both December 31, 2022 and 2021 to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the lease residual value. Refer to Note 6 for additional information on credit quality and the ALLL.
144 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment for the years ended December 31:

2022 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,102	235	555	1,892
Losses charged off(a)	(131)	(3)	(228)	(362)
Recoveries of losses previously charged off(a)	30	5	100	135
Provision for loan and lease losses	126	8	395	529
Balance, end of period	$1,127	245	822	2,194
(a)The Bancorp recorded $32 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

2021 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,456	294	703	2,453
Losses charged off(a)	(119)	(3)	(222)	(344)
Recoveries of losses previously charged off(a)	52	7	111	170
Benefit from loan and lease losses	(287)	(63)	(37)	(387)
Balance, end of period	$1,102	235	555	1,892
(a)The Bancorp recorded $33 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$710	73	298	121	1,202
Impact of adoption of ASU 2016-13(a)	160	196	408	(121)	643
Losses charged off(b)	(282)	(9)	(320)	—	(611)
Recoveries of losses previously charged off(b)	16	7	117	—	140
Provision for loan and lease losses	852	27	200	—	1,079
Balance, end of period	$1,456	294	703	—	2,453
(a)Includes $31, $2 and $1 in Commercial, Residential Mortgage and Consumer, respectively, related to the initial recognition of an ALLL on PCD loans.
(b)The Bancorp recorded $42 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of December 31, 2022 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$30	47	45	122
Collectively evaluated	1,097	198	777	2,072
Total ALLL	$1,127	245	822	2,194
Portfolio loans and leases:(b)
Individually evaluated	$531	560	297	1,388
Collectively evaluated	75,858	16,945	27,166	119,969
Total portfolio loans and leases	$76,389	17,505	27,463	121,357
(a)Includes $2 related to commercial leveraged leases at December 31, 2022.
(b)Excludes $123 of residential mortgage loans measured at fair value and includes $247 of commercial leveraged leases, net of unearned income, at December 31, 2022.
145 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

146 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the amortized cost basis of the Bancorp’s commercial portfolio segment, by class and vintage, disaggregated by credit risk grade:

As of December 31, 2022 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial loans:
Pass	$3,825	3,098	994	445	269	488	44,521	—	53,640
Special mention	65	24	15	36	10	24	1,221	—	1,395
Substandard	150	77	233	26	7	107	1,597	—	2,197
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$4,040	3,199	1,242	507	286	619	47,339	—	57,232
Commercial mortgage owner-occupied loans:
Pass	$1,177	826	522	257	160	264	1,624	—	4,830
Special mention	17	15	13	12	13	2	56	—	128
Substandard	51	14	20	73	11	25	106	—	300
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,245	855	555	342	184	291	1,786	—	5,258
Commercial mortgage nonowner-occupied loans:
Pass	$1,127	462	490	397	220	170	2,453	—	5,319
Special mention	1	84	26	—	—	23	88	—	222
Substandard	65	19	18	1	1	17	100	—	221
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$1,193	565	534	398	221	210	2,641	—	5,762
Commercial construction loans:
Pass	$82	31	93	8	35	7	4,684	—	4,940
Special mention	—	—	—	—	—	—	293	—	293
Substandard	53	—	—	—	—	2	145	—	200
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$135	31	93	8	35	9	5,122	—	5,433
Commercial leases:
Pass	$584	664	306	192	146	696	—	—	2,588
Special mention	—	4	2	4	7	19	—	—	36
Substandard	1	20	2	4	21	32	—	—	80
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$585	688	310	200	174	747	—	—	2,704
Total commercial loans and leases:
Pass	$6,795	5,081	2,405	1,299	830	1,625	53,282	—	71,317
Special mention	83	127	56	52	30	68	1,658	—	2,074
Substandard	320	130	273	104	40	183	1,948	—	2,998
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	$7,198	5,338	2,734	1,455	900	1,876	56,888	—	76,389

147 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial loans:
Pass	$4,266	2,291	1,198	552	356	752	39,486	—	48,901
Special mention	37	22	12	29	22	5	665	—	792
Substandard	19	52	36	69	52	115	1,623	—	1,966
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$4,322	2,365	1,246	650	430	872	41,774	—	51,659
Commercial mortgage owner-occupied loans:
Pass	$1,082	804	471	296	183	331	1,141	—	4,308
Special mention	—	31	46	17	2	40	69	—	205
Substandard	22	38	3	12	3	27	91	—	196
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,104	873	520	325	188	398	1,301	—	4,709
Commercial mortgage nonowner-occupied loans:
Pass	$635	733	595	284	141	302	1,977	—	4,667
Special mention	89	12	11	5	7	9	162	—	295
Substandard	160	78	4	3	9	3	388	—	645
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$884	823	610	292	157	314	2,527	—	5,607
Commercial construction loans:
Pass	$50	69	11	37	—	9	4,488	—	4,664
Special mention	—	39	—	—	—	—	193	—	232
Substandard	17	—	—	—	—	—	328	—	345
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$67	108	11	37	—	9	5,009	—	5,241
Commercial leases:
Pass	$1,019	436	284	231	233	776	—	—	2,979
Special mention	4	4	5	9	—	8	—	—	30
Substandard	7	3	8	10	13	2	—	—	43
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$1,030	443	297	250	246	786	—	—	3,052
Total commercial loans and leases:
Pass	$7,052	4,333	2,559	1,400	913	2,170	47,092	—	65,519
Special mention	130	108	74	60	31	62	1,089	—	1,554
Substandard	225	171	51	94	77	147	2,430	—	3,195
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	$7,407	4,612	2,684	1,554	1,021	2,379	50,611	—	70,268

148 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2022 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans(b)	$57,092	98	42	140	57,232	11
Commercial mortgage owner-occupied loans	5,241	14	3	17	5,258	—
Commercial mortgage nonowner-occupied loans	5,756	6	—	6	5,762	—
Commercial construction loans	5,424	7	2	9	5,433	—
Commercial leases	2,698	4	2	6	2,704	2
Total portfolio commercial loans and leases	$76,211	129	49	178	76,389	13
(a)Includes accrual and nonaccrual loans and leases.
(b)Includes loans related to the SBA’s Paycheck Protection Program, of which an immaterial amount were 30-89 days past due and $2 were 90 days or more past due.

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

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans and the performing versus nonperforming status are presented in the following tables.

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

149 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both age and performing versus nonperforming status:

As of December 31, 2022 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$3,195	5,440	2,981	1,051	344	4,336	—	—	17,347
30-89 days past due	4	4	3	1	2	15	—	—	29
90 days or more past due	—	—	1	—	1	5	—	—	7
Total performing	3,199	5,444	2,985	1,052	347	4,356	—	—	17,383
Nonperforming	—	3	4	4	7	104	—	—	122
Total residential mortgage loans(b)	$3,199	5,447	2,989	1,056	354	4,460	—	—	17,505
Home equity:
Performing:
Current	$46	3	7	15	17	94	3,741	18	3,941
30-89 days past due	—	—	—	—	—	2	28	—	30
90 days or more past due	—	—	—	—	—	1	—	—	1
Total performing	46	3	7	15	17	97	3,769	18	3,972
Nonperforming	—	—	—	—	—	8	58	1	67
Total home equity	$46	3	7	15	17	105	3,827	19	4,039
Indirect secured consumer loans:
Performing:
Current	$6,034	5,875	2,600	1,217	416	239	—	—	16,381
30-89 days past due	34	42	28	22	11	5	—	—	142
90 days or more past due	—	—	—	—	—	—	—	—	—
Total performing	6,068	5,917	2,628	1,239	427	244	—	—	16,523
Nonperforming	4	6	7	6	4	2	—	—	29
Total indirect secured consumer loans	$6,072	5,923	2,635	1,245	431	246	—	—	16,552
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,808	—	1,808
30-89 days past due	—	—	—	—	—	—	21	—	21
90 days or more past due	—	—	—	—	—	—	18	—	18
Total performing	—	—	—	—	—	—	1,847	—	1,847
Nonperforming	—	—	—	—	—	—	27	—	27
Total credit card	$—	—	—	—	—	—	1,874	—	1,874
Other consumer loans:
Performing:
Current	$2,704	540	355	169	112	146	908	26	4,960
30-89 days past due	14	6	3	2	2	2	3	—	32
90 days or more past due	—	—	—	—	—	—	1	—	1
Total performing	2,718	546	358	171	114	148	912	26	4,993
Nonperforming	2	1	—	—	—	1	1	—	5
Total other consumer loans	$2,720	547	358	171	114	149	913	26	4,998
Total residential mortgage and consumer loans:
Performing:
Current	$11,979	11,858	5,943	2,452	889	4,815	6,457	44	44,437
30-89 days past due	52	52	34	25	15	24	52	—	254
90 days or more past due	—	—	1	—	1	6	19	—	27
Total performing	12,031	11,910	5,978	2,477	905	4,845	6,528	44	44,718
Nonperforming	6	10	11	10	11	115	86	1	250
Total residential mortgage and consumer loans(b)	$12,037	11,920	5,989	2,487	916	4,960	6,614	45	44,968
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2022, $81 of these loans were 30-89 days past due and $147 were 90 days or more past due. The Bancorp recognized $2 of losses during the year ended December 31, 2022 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $123 of residential mortgage loans measured at fair value at December 31, 2022, including $1 of 30-89 days past due loans and $2 of nonperforming loans.
150 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(b)Excludes $154 of residential mortgage loans measured at fair value at December 31, 2021, including $2 of 30-89 days past due loans and $2 of 90 days or more past due loans.

151 Fifth Third Bancorp

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	December 31, 2022	December 31, 2021
Commercial loans and leases:
Commercial and industrial loans	$433	467
Commercial mortgage owner-occupied loans	14	22
Commercial mortgage nonowner-occupied loans	27	31
Commercial construction loans	56	56
Commercial leases	1	3
Total commercial loans and leases	$531	579
Residential mortgage loans	57	60
Consumer loans:
Home equity	46	58
Indirect secured consumer loans	6	8
Total consumer loans	$52	66
Total portfolio loans and leases	$640	705

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property, as of:

	December 31, 2022			December 31, 2021
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$114	101	215	151	128	279
Commercial mortgage owner-occupied loans	9	7	16	10	13	23
Commercial mortgage nonowner-occupied loans	20	4	24	22	3	25
Commercial construction loans	6	2	8	6	—	6
Commercial leases	—	—	—	3	1	4
Total nonaccrual portfolio commercial loans and leases	$149	114	263	192	145	337
Residential mortgage loans	81	43	124	14	19	33
Consumer loans:
Home equity	45	22	67	53	24	77
Indirect secured consumer loans	26	3	29	21	6	27
Credit card	27	—	27	23	—	23
Other consumer loans	5	—	5	1	—	1
Total nonaccrual portfolio consumer loans	$103	25	128	98	30	128
Total nonaccrual portfolio loans and leases(a)(b)	$333	182	515	304	194	498
OREO and other repossessed property	—	24	24	—	29	29
Total nonperforming portfolio assets(a)(b)	$333	206	539	304	223	527
(a)Excludes an immaterial amount and $15 of nonaccrual loans held for sale as of December 31, 2022 and 2021, respectively.
(b)Includes $15 and $26 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of December 31, 2022 and 2021, respectively, of which $11 are restructured nonaccrual government insured commercial loans as of both December 31, 2022 and 2021.

152 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the years ended December 31, 2022 and 2021.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $154 million and $84 million as of December 31, 2022 and 2021, respectively.

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

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $130 million and $60 million, respectively, as of December 31, 2022 compared to $121 million and $66 million, respectively, as of December 31, 2021.

The following tables provide a summary of portfolio loans, by class, modified in a TDR by the Bancorp during the years ended December 31:

2022 ($ in millions)	Number of Loans Modified in a TDR During the Year(a)	Amortized Cost Basis of Loans Modified in a TDR During the Year	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	89	$234	3	9
Commercial mortgage owner-occupied loans	12	7	—	—
Commercial mortgage nonowner-occupied loans	7	24	—	—
Commercial construction loans	3	10	(2)	—
Residential mortgage loans	1,073	163	7	—
Consumer loans:
Home equity	231	16	(3)	—
Indirect secured consumer loans	3,394	63	2	—
Credit card	5,282	28	12	—
Total portfolio loans	10,091	$545	19	9
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

153 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2021 ($ in millions)	Number of Loans Modified in a TDR During the Year(a)	Amortized Cost Basis of Loans Modified in a TDR During the Year	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	86	$150	1	—
Commercial mortgage owner-occupied loans	10	8	—	—
Commercial mortgage nonowner-occupied loans	5	29	—	—
Commercial construction loans	1	34	—	—
Residential mortgage loans	519	93	4	—
Consumer loans:
Home equity	206	10	(3)	—
Indirect secured consumer loans	4,567	96	1	—
Credit card	5,488	30	9	1
Total portfolio loans	10,882	$450	12	1
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

2020 ($ in millions)	Number of Loans Modified in a TDR During the Year(a)	Amortized Cost Basis of Loans Modified in a TDR During the Year	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	124	$305	26	7
Commercial mortgage owner-occupied loans	43	58	(11)	—
Commercial mortgage nonowner-occupied loans	19	44	(2)	—
Commercial construction loans	3	21	1	—
Residential mortgage loans	424	58	1	—
Consumer loans:
Home equity	147	7	(4)	—
Indirect secured consumer loans	70	—	—	—
Credit card	5,701	32	11	1
Total portfolio loans	6,531	$525	22	8
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

The following tables provide a summary of TDRs that subsequently defaulted during the years ended December 31, 2022, 2021 and 2020 and were within 12 months of the restructuring date:

December 31, 2022 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	8	$—
Commercial mortgage owner-occupied loans	2	—
Commercial mortgage nonowner-occupied loans	1	—
Commercial construction loans	1	2
Residential mortgage loans	247	33
Consumer loans:
Home equity	24	1
Indirect secured consumer loans	157	3
Credit card	356	1
Total portfolio loans	796	$40
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

154 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	7	$1
Commercial mortgage owner-occupied loans	3	1
Commercial mortgage nonowner-occupied loans	2	25
Residential mortgage loans	82	10
Consumer loans:
Home equity	28	1
Indirect secured consumer loans	130	2
Credit card	215	1
Total portfolio loans	467	$41
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

December 31, 2020 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	13	$5
Commercial mortgage owner-occupied loans	8	3
Commercial mortgage nonowner-occupied loans	3	11
Residential mortgage loans	149	23
Consumer loans:
Home equity	6	—
Indirect secured consumer loans	18	—
Credit card	260	1
Total portfolio loans	457	$43
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of December 31:

($ in millions)	Estimated Useful Life			2022	2021
Equipment	2	-	20 years	$2,492	2,392
Buildings(a)	1	-	30 years	1,699	1,668
Land and improvements(a)				640	645
Leasehold improvements	1	-	30 years	568	517
Construction in progress(a)				124	84
Bank premises and equipment held for sale:
Land and improvements				17	18
Buildings				7	6
Accumulated depreciation and amortization				(3,360)	(3,210)
Total bank premises and equipment				$2,187	2,120
(a)At December 31, 2022 and 2021, land and improvements, buildings and construction in progress included $27 and $39, respectively, associated with parcels of undeveloped land intended for future branch expansion.

Depreciation and amortization expense related to bank premises and equipment, including amortization of finance lease ROU assets, was $273 million, $270 million and $256 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service banking centers at certain locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. The Bancorp closed a total of 43 banking centers throughout its footprint during the year ended December 31, 2022.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $9 million, $7 million and $30 million for the years ended December 31, 2022, 2021 and 2020, respectively. The recognized impairment losses were recorded in other noninterest income in the Consolidated Statements of Income.
155 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Operating Lease Equipment
Operating lease equipment was $627 million and $616 million at December 31, 2022 and 2021, respectively, net of accumulated depreciation of $338 million and $304 million at December 31, 2022 and 2021, respectively. The Bancorp recorded lease income of $146 million, $152 million and $156 million relating to lease payments for operating leases in leasing business revenue in the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, respectively. Depreciation expense related to operating lease equipment was $121 million, $124 million and $126 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Bancorp received payments of $147 million and $155 million related to operating leases during the years ended December 31, 2022 and 2021, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized $2 million, $25 million and $7 million of impairment losses associated with operating lease assets for the years ended December 31, 2022, 2021 and 2020, respectively. The recognized impairment losses were recorded in leasing business revenue in the Consolidated Statements of Income.

The following table presents future lease payments receivable from operating leases for 2023 through 2027 and thereafter:

As of December 31, 2022 ($ in millions)	Undiscounted Cash Flows
2023	$139
2024	106
2025	80
2026	51
2027	25
Thereafter	25
Total operating lease payments	$426

9. Lease Obligations - Lessee
The Bancorp leases certain banking centers, ATM sites, land for owned buildings and equipment. The Bancorp’s lease agreements typically do not contain any residual value guarantees or any material restrictive covenants.

The following table provides a summary of lease assets and lease liabilities as of December 31:

($ in millions)	Consolidated Balance Sheets Caption	2022	2021
Assets
Operating lease right-of-use assets	Other assets	$508	427
Finance lease right-of-use assets	Bank premises and equipment	150	145
Total right-of-use assets(a)		$658	572
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$599	520
Finance lease liabilities	Long-term debt	156	149
Total lease liabilities		$755	669
(a)Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $255 and $66, respectively, as of December 31, 2022, and $198 and $47, respectively, as of December 31, 2021.

The following table presents the components of lease costs for the years ended December 31:

($ in millions)	Consolidated Statements of Income Caption	2022	2021	2020
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$19	18	11
Interest on lease liabilities	Interest on long-term debt	5	4	3
Total finance lease costs		$24	22	14
Operating lease cost	Net occupancy expense	$84	80	110
Short-term lease cost	Net occupancy expense	1	2	1
Variable lease cost	Net occupancy expense	28	31	29
Sublease income	Net occupancy expense	(3)	(3)	(3)
Total operating lease costs		$110	110	137
Total lease costs		$134	132	151

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized $2 million, $3 million and $8 million of impairment losses and termination charges for the ROU assets related to certain operating leases for the years ended
156 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020, respectively. The recognized losses were recorded in net occupancy expense in the Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for 2023 through 2027 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities:

As of December 31, 2022 ($ in millions)	Operating Leases	Finance Leases	Total
2023	$90	21	111
2024	85	21	106
2025	78	14	92
2026	68	9	77
2027	61	8	69
Thereafter	350	128	478
Total undiscounted cash flows	$732	201	933
Less: Difference between undiscounted cash flows and discounted cash flows	133	45	178
Present value of lease liabilities	$599	156	755

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of December 31:

	2022	2021
Weighted-average remaining lease term (years):
Operating leases	10.80	8.92
Finance leases	15.31	14.70
Weighted-average discount rate:
Operating leases	3.35%	2.88
Finance leases	2.94	2.74

The following table presents information related to lease transactions for the years ended December 31:

($ in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$90	88	91
Operating cash flows from finance leases	5	4	3
Financing cash flows from finance leases	23	16	11

Gains on sale-leaseback transactions	4	2	3
(a)The cash flows related to the short-term and variable lease payments are not included in the amounts in the table as they were not included in the measurement of lease liabilities.

157 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Goodwill
Business combinations entered into by the Bancorp typically result in the recognition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. During the third quarter of 2022, the Bancorp reorganized its management reporting structure and now reports on three business segments, which are also reporting units: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management. In conjunction with this reorganization, the Bancorp reallocated a portion of its goodwill from Consumer and Small Business Banking to Commercial Banking using a relative fair value approach for the portions of the business which were transferred between reporting units. Refer to Note 31 for additional information.

The Bancorp completed its annual goodwill impairment test as of September 30, 2022 and the estimated fair values of the Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management reporting units exceeded their carrying values, including goodwill.

Changes in the net carrying amount of goodwill, by reporting unit, for the years ended December 31, 2022 and 2021 were as follows:

($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$2,730	2,262	231	—	5,223
Accumulated impairment losses	(750)	(215)	—	—	(965)
Net carrying value as of December 31, 2020	$1,980	2,047	231	—	4,258
Acquisition activity	—	256	—	—	256
Net carrying value as of December 31, 2021	$1,980	2,303	231	—	4,514
Acquisition activity	—	440	—	—	440
Reallocation of goodwill	378	(378)	—	—	—
Sale of businesses	(34)	—	(5)	—	(39)
Net carrying value as of December 31, 2022	$2,324	2,365	226	—	4,915

158 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Intangible Assets
Intangible assets consist of core deposit intangibles, developed technology, customer relationships, and other intangible assets which include trade names, backlog, operating leases and non-compete agreements. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives and, based on the type of intangible asset, the amortization expense may be recorded in either leasing business revenue or other noninterest expense in the Consolidated Statements of Income. The increase in the gross carrying amount of intangible assets from the year ended December 31, 2021 reflects acquisition activity during 2022, which included the recognition of $44 million in developed technology, $12 million in customer relationships, $7 million in trade name and $3 million of backlog. These assets will be amortized over their remaining useful life, which was estimated to be 5, 12, 5 and 5 years, respectively, at the time of acquisition.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2022
Core deposit intangibles	$229	(182)	47
Developed technology	106	(17)	89
Customer relationships	30	(7)	23
Other	20	(10)	10
Total intangible assets	$385	(216)	169
As of December 31, 2021
Core deposit intangibles	$229	(153)	76
Developed technology	62	(3)	59
Customer relationships	25	(7)	18
Other	15	(12)	3
Total intangible assets	$331	(175)	156

As of December 31, 2022, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $48 million, $47 million and $55 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of December 31, 2022. Future amortization expense may vary from these projections.

Estimated amortization expense for the years ending December 31, 2023 through 2027 is as follows:

($ in millions)	Total
2023	$43
2024	35
2025	28
2026	22
2027	14

159 Fifth Third Bancorp

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to an automobile loan securitization and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities carried on the Consolidated Balance Sheets for the consolidated VIEs as of:

($ in millions)	December 31, 2022	December 31, 2021
Assets:
Other short-term investments	$17	24
Indirect secured consumer loans	141	322
Other consumer loans	44	—
ALLL	(2)	(2)
Other assets	2	2
Total assets	$202	346
Liabilities:
Other liabilities	$9	1
Long-term debt	118	263
Total liabilities	$127	264

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

160 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

December 31, 2022 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,856	653	1,856
Private equity investments	186	—	349
Loans provided to VIEs	4,374	—	6,438
Lease pool entities	61	—	61
Solar loan securitizations	10	—	10

December 31, 2021 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,705	580	1,705
Private equity investments	133	—	257
Loans provided to VIEs	3,386	—	4,873
Lease pool entities	68	—	68

CDC investments
CDC invests in projects to create affordable housing and revitalize business and residential areas. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp has determined that it is not the primary beneficiary of these VIEs because it lacks the power to direct the activities that most significantly impact the economic performance of the underlying project or the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the managing members who exercise full and exclusive control of the operations of the VIEs. For information regarding the Bancorp’s accounting for these investments, refer to Note 1.

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

At December 31, 2022 and 2021, the Bancorp’s CDC investments included $1.6 billion and $1.4 billion, respectively, of investments in affordable housing tax credits recognized in other assets in the Consolidated Balance Sheets. The unfunded commitments related to these investments were $643 million and $573 million at December 31, 2022 and 2021, respectively. The unfunded commitments as of December 31, 2022 are expected to be funded from 2023 to 2039.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Consolidated Statements of Income related to these investments for the years ended December 31:

	Consolidated Statements of Income Caption(a)	2022	2021	2020
Proportional amortization	Applicable income tax expense	$189	163	150
Tax credits and other benefits	Applicable income tax expense	(219)	(193)	(175)
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during the years ended December 31, 2022, 2021 and 2020.

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
161 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
power to direct the activities that most significantly impact the economic performance of the funds. The Bancorp, as a limited partner, does not have substantive participating or substantive kick-out rights over the general partner. Therefore, the Bancorp accounts for its investments in these limited partnerships under the equity method of accounting.

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, are presented in previous tables. Also, at December 31, 2022 and 2021, the Bancorp’s unfunded commitment amounts to the private equity funds were $163 million and $124 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $44 million and $17 million during the years ended December 31, 2022 and 2021, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of December 31, 2022 and 2021, the Bancorp’s unfunded commitments to these entities were $2.1 billion and $1.5 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

The lease pool entities are primarily subject to risk of losses on the lease residuals purchased. The Bancorp’s maximum exposure to loss is equal to the carrying amount of the investments. The Bancorp has determined that it is not the primary beneficiary of these VIEs because it does not have the power to direct the activities that most significantly impact the economic performance of the entities. This power is held by the leasing company, who as managing member controls the servicing of the leases and collection of the proceeds on the residual interests.

Solar loan securitizations
As a result of a business acquisition in the second quarter of 2022, the Bancorp acquired interests in previously completed securitization transactions in which solar loans were transferred to bankruptcy remote trusts which were deemed to be VIEs. In each of these securitization transactions, the primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide access to liquidity for originated loans. The Bancorp retained certain risk retention interests in the classes of securities issued by the VIEs and retained servicing rights for the underlying loans. The Bancorp’s maximum exposure to loss is equal to the carrying amount of the investments. The Bancorp has determined that it is not the primary beneficiary of the VIEs because it does not have the obligation to absorb the VIEs expected losses or the right to receive the VIEs expected residual returns that could potentially be significant to the VIEs. The risk retention interests held by the Bancorp were included in available-for-sale debt and other securities in the Consolidated Balance Sheets.
162 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the years ended December 31, 2022, 2021 and 2020. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Consolidated Statements of Income, for the years ended December 31 is as follows:

($ in millions)	2022	2021	2020
Residential mortgage loan sales(a)	$13,307	16,900	11,827

Origination fees and gains on loan sales	91	285	315
Gross mortgage servicing fees	310	247	263
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the years ended December 31:

($ in millions)	2022	2021
Balance, beginning of period	$1,121	656
Servicing rights originated	235	223
Servicing rights purchased	213	381
Changes in fair value:
Due to changes in inputs or assumptions(a)	355	142
Other changes in fair value(b)	(178)	(281)
Balance, end of period	$1,746	1,121
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy for the years ended December 31:

($ in millions)	2022	2021	2020
Securities (losses) gains, net - non-qualifying hedges on mortgage servicing rights	$(2)	(2)	2
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(363)	(123)	307
MSR fair value adjustment due to changes in inputs or assumptions(a)	355	142	(311)
(a)Included in mortgage banking net revenue in the Consolidated Statements of Income.

The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization, or purchase resulting from transactions completed during the years ended December 31 were as follows:

	2022			2021
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted-Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	7.6	9.2%	753	6.5	10.7%	693
Adjustable-rate	2.8	29.0	803	2.7	28.8	626

163 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2022 and 2021, the Bancorp serviced $103.2 billion and $89.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the MSR portfolio was 3.59% and 3.45% at December 31, 2022 and 2021, respectively

At December 31, 2022, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption				OAS Assumption
				Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,741	9.1	5.1%	$(37)	(71)	(159)	734	$(51)	(100)
Adjustable-rate	5	5.2	20.3	(1)	(1)	(2)	1,204	—	—
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
164 Fifth Third Bancorp

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of December 31, 2022 and 2021, the balance of collateral held by the Bancorp for derivative assets was $1.3 billion and $1.1 billion, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $1.0 billion and $771 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of December 31, 2022 and 2021, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $9 million and $20 million as of December 31, 2022 and 2021, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of December 31, 2022 and 2021, the balance of collateral posted by the Bancorp for derivative liabilities was $913 million and $1.3 billion, respectively. Additionally, $1.0 billion and $570 million of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities as of December 31, 2022 and 2021, respectively, and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of December 31, 2022 and 2021, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Bancorp’s Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Consolidated Financial Statements.
165 Fifth Third Bancorp

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of:

		Fair Value
December 31, 2022 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$5,955	126	195
Total fair value hedges		126	195
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	4	—
Interest rate swaps related to C&I loans	8,000	—	76
Interest rate swaps related to C&I loans - forward starting(c)	11,000	22	—
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	—	25
Interest rate swaps related to commercial mortgage and commercial construction loans - forward starting(c)	4,000	5	—
Total cash flow hedges		31	101
Total derivatives designated as qualifying hedging instruments		157	296
Derivatives Not Designated as Qualifying Hedging Instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	2,975	62	17
Forward contracts related to residential mortgage loans held for sale(b)	1,869	9	7
Swap associated with the sale of Visa, Inc. Class B Shares	3,358	—	195
Foreign exchange contracts	156	1	—
Interest-only strips	58	4	—
Interest rate contracts for collateral management	12,000	9	1
Interest rate contracts for LIBOR transition	597	—	—
Total free-standing derivatives - risk management and other business purposes		85	220
Free-standing derivatives - customer accommodation:
Interest rate contracts(a)	83,605	998	1,663
Interest rate lock commitments	216	2	1
Commodity contracts	16,122	1,478	1,350
TBA securities	62	—	—
Foreign exchange contracts	25,322	453	422
Total free-standing derivatives - customer accommodation		2,931	3,436
Total derivatives not designated as qualifying hedging instruments		3,016	3,656
Total		$3,173	3,952
(a)Derivative assets and liabilities are presented net of variation margin of $694 and $37, respectively.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments.
(c)Forward starting swaps will become effective on various dates between February 2023 and February 2025.
166 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate or to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate. Decisions to enter into these interest rate swaps are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of December 31, 2022, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of December 31, 2022 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

167 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the changes in fair value of interest rate contracts, designated as fair value hedges and the changes in fair value of the related hedged items attributable to the risk being hedged, as well as the line items in the Consolidated Statements of Income in which the corresponding gains or losses are recorded:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2022	2021	2020
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(460)	(138)	134
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	460	138	(133)
Available-for-sale debt and other securities:
Change in fair value of interest rate swaps hedging available-for-sale debt and other securities	Interest on securities	8	7	—
Change in fair value of hedged available-for-sale debt and other securities attributable to the risk being hedged	Interest on securities	(8)	(7)	—

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of December 31:

($ in millions)	Consolidated Balance Sheets Caption	2022	2021
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$5,865	2,339
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	(64)	396
Available-for-sale debt and other securities:
Carrying amount of the hedged items(a)	Available-for-sale debt and other securities	—	465
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Available-for-sale debt and other securities	—	(8)
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(14)	—
(a)The carrying amount represents the amortized cost basis of the hedged items (which excludes unrealized gains and losses) plus the fair value hedging adjustments.

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of December 31, 2022, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of December 31, 2022, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 109 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Consolidated Statements of Income. As of December 31, 2022 and 2021, respectively, $498 million of net deferred losses, net of tax, and $353 million of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Consolidated Balance Sheets. As of December 31, 2022, $253 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to December 31, 2022.

During both the years ended December 31, 2022 and 2021, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net (losses) gains recorded in the Consolidated Statements of Income and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

For the years ended December 31 ($ in millions)	2022	2021	2020
Amount of pre-tax net (losses) gains recognized in OCI	$(1,006)	(185)	611
Amount of pre-tax net gains reclassified from OCI into net income	99	293	237

168 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The net (losses) gains recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2022	2021	2020
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$3	15	(12)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(363)	(123)	307
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	12	(3)	(3)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(84)	(86)	(103)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of December 31, 2022 and 2021, the total notional amount of the risk participation agreements was $3.7 billion and $3.8 billion, respectively,
169 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and the fair value was a liability of $7 million and $8 million, respectively, which is included in other liabilities in the Consolidated Balance Sheets. As of December 31, 2022, the risk participation agreements had a weighted-average remaining life of 3.3 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2022	2021
Pass	$3,597	3,733
Special mention	81	13
Substandard	32	34
Total	$3,710	3,780

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2022	2021	2020
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$48	38	36
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	10	21	(22)
Interest rate lock commitments	Mortgage banking net revenue	16	149	271
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	44	23	15
Commodity contracts for customers (credit losses)	Other noninterest expense	—	(1)	(1)
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	—	(2)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	70	61	55
Foreign exchange contracts for customers (contract revenue)	Other noninterest expense	8	2	(11)
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(3)	—	(1)

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

170 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of December 31, 2022
Derivative assets	$3,171	(1,405)	(887)	879
Derivative liabilities	3,951	(1,405)	(406)	2,140
As of December 31, 2021
Derivative assets	$2,896	(837)	(548)	1,511
Derivative liabilities	2,013	(837)	(712)	464
(a)Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Consolidated Balance Sheets were excluded from this table.

15. Other Assets
The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2022	2021
Derivative instruments	$3,173	2,908
Accounts receivable and drafts-in-process	2,579	2,560
Partnership investments	2,153	2,022
Bank owned life insurance	2,056	2,041
Deferred tax assets	1,553	6
Accrued interest and fees receivable	703	465
Operating lease right-of-use assets	508	427
Worldpay, Inc. TRA receivable	183	317
Prepaid expenses	145	139
Income tax receivable	74	237
OREO and other repossessed property	24	29
Other	308	293
Total other assets	$13,459	11,444

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

During the fourth quarter of 2019, the Bancorp entered into an agreement with Fidelity National Information Services, Inc. and Worldpay, Inc. under which Worldpay, Inc. may be obligated to pay up to approximately $366 million to the Bancorp to terminate and settle a portion of the remaining TRA cash flows, totaling an estimated $720 million, upon the exercise of certain call options by Worldpay, Inc. or certain put options by the Bancorp. In 2019, the Bancorp recognized a gain of approximately $345 million in other noninterest income associated with these options. The Worldpay, Inc. TRA receivable associated with this transaction, recorded in other assets in the Consolidated Balance Sheets, was $183 million and $317 million as of December 31, 2022 and 2021, respectively.

Separate from the impact of the TRA settlement agreement discussed above, the Bancorp recognized $46 million, $46 million and $74 million in other noninterest income in the Consolidated Statements of Income associated with the TRA during the years ended December 31, 2022, 2021 and 2020, respectively. The Bancorp expects to receive approximately $33 million of future payments through 2025 under the TRA that are not subject to the call or put options. These remaining cash flows will be recognized in future periods when the related uncertainties are resolved.
171 Fifth Third Bancorp

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

The following table summarizes short-term borrowings and weighted-average rates:

	2022		2021
($ in millions)	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased	$180	4.22%	$281	0.13%
Other short-term borrowings	4,838	3.75	980	0.04
Average for the years ended December 31:
Federal funds purchased	$381	1.69%	$333	0.12%
Other short-term borrowings	4,544	2.39	1,107	0.15
Maximum month-end balance for the years ended December 31:
Federal funds purchased	$1,312		$365
Other short-term borrowings	8,606		1,353

The following table presents a summary of the Bancorp’s other short-term borrowings as of December 31:

($ in millions)	2022	2021
FHLB advances	$4,300	—
Securities sold under repurchase agreements	388	544
Derivative collateral	124	436
Other borrowed money	26	—
Total other short-term borrowings	$4,838	980

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both December 31, 2022 and 2021, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

172 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Long-Term Debt
The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2022	2021
Parent Company
Senior:
Fixed-rate notes	2022	2.60%	$—	700
Fixed-rate notes	2022	3.50%	—	500
Fixed-rate notes	2023	1.625%	500	499
Fixed-rate notes	2024	3.65%	1,498	1,496
Fixed-rate notes	2025	2.375%	748	748
Fixed-rate notes	2027	2.55%	747	746
Fixed-rate/floating-rate notes(c)	2027	1.707%	448	496
Fixed-rate notes	2028	3.95%	648	647
Fixed-rate/floating-rate notes(c)	2028	4.055%	381	—
Fixed-rate/floating-rate notes(c)	2028	6.361%	1,012	—
Fixed-rate/floating-rate notes(c)	2030	4.772%	936	—
Fixed-rate/floating-rate notes(c)	2033	4.337%	556	—
Subordinated:(a)
Fixed-rate notes	2024	4.30%	749	749
Fixed-rate notes	2038	8.25%	1,108	1,346
Subsidiaries
Senior:
Floating-rate notes(a)(e)	2022	0.772%	—	300
Fixed-rate notes	2023	1.80%	650	649
Fixed-rate notes	2025	3.95%	723	795
Fixed-rate/floating-rate notes(c)	2025	5.852%	999	—
Fixed-rate notes	2027	2.25%	599	598
Subordinated:(a)
Fixed-rate notes	2026	3.85%	749	748
Fixed-rate notes	2027	4.00%	173	172
Junior subordinated:
Floating-rate debentures(a)(b)	2035	6.189%	-	6.459%	53	54
FHLB advances(d)	2023	-	2047	3.81%	21	44
Notes associated with consolidated VIEs:
Automobile loan securitization, fixed-rate notes	2023	-	2026	2.64%	-	2.69%	75	250
Solar loan securitization, fixed-rate notes	2038	4.05%	‘-	7.00%	39	—
Other	2023	-	2052	Varies	302	284
Total	$13,714	11,821
(a)In aggregate, $1.9 billion and $2.5 billion qualifies as Tier 2 capital for regulatory capital purposes for the years ended December 31, 2022 and 2021, respectively.
(b)These rates reflect the floating rates as of December 31, 2022.
(c)This rate reflects the fixed rate in effect as of December 31, 2022.
(d)This rate reflects the weighted-average rate as of December 31, 2022.
(e)These rates reflect the floating rates as of December 31, 2021.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the previous table. The aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2022 are presented in the following table:

($ in millions)	Parent Company	Subsidiaries	Total
2023	$500	669	1,169
2024	2,247	12	2,259
2025	748	1,772	2,520
2026	—	843	843
2027	1,195	789	1,984
Thereafter	4,641	298	4,939
Total	$9,331	4,383	13,714

173 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2022, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $13.8 billion, net discounts of $19 million, debt issuance costs of $32 million and reductions for mark-to-market adjustments on its hedged debt of $64 million. At December 31, 2021, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $11.5 billion, net discounts of $16 million, debt issuance costs of $24 million and additions for mark-to-market adjustments on its hedged debt of $396 million. The Bancorp was in compliance with all debt covenants at December 31, 2022 and 2021.

Parent Company Long-Term Borrowings
Senior notes
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

On November 1, 2021, the Bancorp issued and sold $500 million of fixed-rate/floating-rate senior notes which will mature on November 1, 2027. The senior notes bear a fixed rate of interest of 1.707% per annum to, but excluding, November 1, 2026. From, and including, November 1, 2026 until, but excluding, November 1, 2027, the senior notes will have an interest rate of compounded SOFR plus 0.685%. The Bancorp entered into interest rate swaps designated as fair value hedges to convert the fixed-rate period of the notes to a floating rate of one-month LIBOR plus 57 bps, and the Bancorp paid a rate of 4.69% at December 31, 2022. The notes will be redeemable in whole, but not in part, by the Bancorp on November 1, 2026, the date that is one year prior to the maturity date, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. In addition, the notes will be redeemable, in whole or in part, by the Bancorp on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.

On April 25, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes. $400 million of the notes will bear interest at a rate of 4.055% per annum to, but excluding, April 25, 2027, followed by an interest rate of compounded SOFR plus 1.355% until maturity on April 25, 2028. The remaining $600 million of the notes will bear interest at a rate of 4.337% per annum to, but excluding, April 25, 2032, followed by an interest rate of compounded SOFR plus 1.660% until maturity on April 25, 2033. The Bancorp entered into interest
174 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
rate swaps designated as fair value hedges to convert the fixed-rate periods of the notes to floating rates of one-month LIBOR plus 1.239% and one-month LIBOR plus 1.543% for the notes due April 25, 2028 and the notes due April 25, 2033, respectively. The Bancorp paid rates on these swaps of 5.63% and 5.93%, respectively, at December 31, 2022. Each tranche of notes is redeemable in whole at par plus accrued and unpaid interest one year prior to its maturity date, or may be wholly or partially redeemed 30 days or 90 days prior to maturity for the 2028 notes and the 2033 notes, respectively.

On July 28, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes which will mature on July 28, 2030. The senior notes bear interest at a rate of 4.772% per annum to, but excluding, July 28, 2029. From, and including July 28, 2029 until, but excluding July 28, 2030, the senior notes will bear interest at a rate of compounded SOFR plus 2.127%. The Bancorp entered into interest rate swaps designated as fair value hedges to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 2.132%, and the Bancorp paid a rate of 6.43% at December 31, 2022. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed 60 days prior to maturity.

On October 27, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes which will mature on October 27, 2028. The senior notes will bear interest at a rate of 6.361% per annum to, but excluding, October 27, 2027. From, and including October 27, 2027 until, but excluding October 27, 2028, the senior notes will bear interest at a rate of compounded SOFR plus 2.192%. The Bancorp entered into interest rate swaps designated as fair value hedges to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 2.193%, and the Bancorp paid a rate of 6.49% at December 31, 2022. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed on or after 30 days prior to maturity. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to October 27, 2027, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, or (b) the discounted present value of the remaining scheduled payments of principal and interest that would be due if the senior notes being redeemed matured on October 27, 2027.

Subordinated debt
The Bancorp has entered into interest rate swaps to convert part of its subordinated fixed-rate notes due in 2038 to a floating rate. Of the $1.0 billion in 8.25% subordinated fixed-rate notes due in 2038, the Bancorp entered into interest rate swaps designated as fair value hedges to convert $705 million of the notes to a floating rate of three-month LIBOR plus 3.05%, and the Bancorp paid a rate of 7.81% on the hedged portion of these notes at December 31, 2022.

On November 20, 2013, the Bancorp issued and sold $750 million of 4.30% unsecured subordinated fixed-rate notes which will mature on January 16, 2024. These fixed-rate notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Subsidiary Long-Term Borrowings
Senior and subordinated debt
Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s banking subsidiary. Under the Bancorp’s banking subsidiary’s global bank note program, the Bank’s capacity to issue its senior and subordinated unsecured bank notes is $25.0 billion. As of December 31, 2022, $20.3 billion was available for future issuance under the global bank note program.

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

On July 26, 2018 the Bank issued and sold, under its bank notes program, $750 million of 3.95% senior fixed-rate notes due on July 28, 2025. The Bank entered into interest rate swaps designated as fair value hedges to convert these fixed-rate notes to a floating rate of one-month LIBOR plus 1.04%, and the Bancorp paid a rate of 5.43% at December 31, 2022. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

As a result of the MB Financial, Inc. acquisition in March 2019, the Bank assumed $175 million of 4.00% subordinated fixed-rate notes due on December 1, 2027. These bank notes will be redeemable by the Bank, in whole or in part, on any interest payment date on or after December 1, 2022 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date. From December 1, 2022 until maturity, the bank notes pay interest quarterly on the first day of March, June, September and December.

On January 31, 2020, the Bank issued and sold, under its bank notes program, $1.25 billion in aggregate principal amount of senior fixed-rate notes. The bank notes consisted of $650 million of 1.80% senior fixed-rate notes, with a maturity of three years, due on January 30, 2023; and
175 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On October 27, 2022, under its bank notes program, the Bank issued and sold $1 billion of fixed-rate/floating-rate senior notes which will mature on October 27, 2025. The senior notes will bear interest at a rate of 5.852% per annum to, but excluding, October 27, 2024. From, and including October 27, 2024 until, but excluding October 27, 2025, the senior notes will bear interest at a rate of compounded SOFR plus 1.230%. The Bank entered into interest rate swaps designated as fair value hedges to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 1.218%, and the Bank paid a rate of 5.52% at December 31, 2022. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed on or after 30 days prior to maturity.

Junior subordinated debt
The junior subordinated floating-rate debentures due in 2035 were assumed by the Bancorp’s direct nonbank subsidiary holding company as part of the acquisition of First Charter in June 2008. The obligation was issued to First Charter Capital Trust I and II. The notes of First Charter Capital Trust I and II pay a floating rate at three-month LIBOR plus 1.69% and 1.42%, respectively. The Bancorp’s nonbank subsidiary holding company has fully and unconditionally guaranteed all obligations under the acquired TruPS issued by First Charter Capital Trust I and II.

FHLB advances
At December 31, 2022, FHLB advances have a weighted-average rate of 3.81%, with interest payable monthly. The Bancorp has pledged $18.6 billion of loans and securities to secure its borrowing capacity at the FHLB which is partially utilized to fund $21 million in FHLB advances that are outstanding. The FHLB advances mature as follows: $9 million in 2023, an immaterial amount in 2024, $5 million in 2025, an immaterial amount in 2026, an immaterial amount in 2027, and $7 million thereafter.

Notes associated with consolidated VIEs
As discussed in Note 12, the Bancorp was determined to be the primary beneficiary of various VIEs associated with certain automobile and solar loan securitizations. Third-party holders of this debt do not have recourse to the general assets of the Bancorp. Approximately $114 million of outstanding notes related to these VIEs are included in long-term debt in the Consolidated Balance Sheets as of December 31, 2022.
176 Fifth Third Bancorp

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of December 31:

($ in millions)	2022	2021
Commitments to extend credit	$83,437	80,641
Letters of credit	2,009	1,953
Forward contracts related to residential mortgage loans held for sale	1,869	1,952
Capital commitments for private equity investments	163	124
Purchase obligations	113	160
Capital expenditures	94	78

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2022 and 2021, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $216 million and $182 million, respectively, included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2022	2021
Pass	$81,345	78,298
Special mention	976	1,058
Substandard	1,116	1,285
Total commitments to extend credit	$83,437	80,641

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of December 31, 2022:

($ in millions)
Less than 1 year(a)	$951
1 - 5 years(a)	1,052
Over 5 years	6
Total letters of credit	$2,009
(a)Includes $1 and $2 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both December 31, 2022 and 2021 and are considered guarantees in accordance with U.S. GAAP. Approximately 67% and 71% of the total standby letters of credit were collateralized as of December 31, 2022 and 2021, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $22 million and $24 million at December 31, 2022 and 2021, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

177 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2022	2021
Pass	$1,827	1,778
Special mention	47	40
Substandard	135	135
Total letters of credit	$2,009	1,953

At December 31, 2022 and 2021, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of December 31, 2022 and 2021, total VRDNs, of which FTS was the remarketing agent for all, were $423 million and $464 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $102 million and $118 million of the VRDNs remarketed by FTS at December 31, 2022 and 2021, respectively. These letters of credit are included in the total letters of credit balance provided in the previous tables. The Bancorp held $3 million and $1 million of these VRDNs in its portfolio and classified them as trading debt securities at December 31, 2022 and 2021, respectively.

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

As of both December 31, 2022 and 2021, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $9 million included in other liabilities in the Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of December 31, 2022 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $11 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

During both the years ended December 31, 2022 and 2021, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $63 million and $42 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand
178 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
requests during the years ended December 31, 2022 and 2021 were $104 million and $64 million, respectively. Total outstanding repurchase demand inventory was $25 million and $18 million at December 31, 2022 and 2021, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $14 million and $20 million at December 31, 2022 and 2021, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both December 31, 2022 and 2021.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through December 31, 2022, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $195 million and $214 million at December 31, 2022 and 2021, respectively. Refer to Note 14 and Note 28 for further information.

179 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
After the Bancorp’s sale of the Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12
Q4 2021	250	11
Q2 2022	600	25
Q4 2022	350	(a)
(a)The Bancorp made a cash payment of $15 million to the swap counterparty on January 13, 2023 as a result of the Visa escrow funding in the fourth quarter of 2022.
180 Fifth Third Bancorp

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

Klopfenstein v. Fifth Third Bank
On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class action lawsuits were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorneys’ fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On May 28, 2019, the Sixth Circuit Court of Appeals reversed the dismissal of plaintiffs’ breach of contract claim and remanded for further proceedings. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $440 million, plus prejudgment interest. On March 26, 2021, the trial court granted plaintiffs’ motion for class certification. The court has set a trial date for April 17, 2023.

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

Shareholder Litigation
On July 31, 2020, a putative shareholder class action lawsuit captioned Dr. Steven Fox, individually and on behalf of all others similarly situated v. Fifth Third Bancorp, et al., Case No. 2020CH05219 was filed on behalf of former shareholders of MB Financial, Inc. in the Cook County, Illinois Circuit Court. The suit brings claims for violation of Sections 11 and 12(a)(2) of the Securities Act of 1933, alleging that the Bancorp and certain of its officers and directors made material misstatements and omissions regarding an alleged improper cross-selling strategy in filings made in connection with the Bancorp’s merger with MB Financial, Inc. On March 19, 2021, the trial court denied the
181 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
defendants’ motion to dismiss. The parties have reached an agreement in principle to resolve the matter, subject to documentation and court approval. The Bancorp does not expect the settlement to have a material impact on the Bancorp’s Consolidated Financial Statements.

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

Howards v. Fifth Third Bank
On March 8, 2018, Plaintiff Troy Howards filed a putative class action against Fifth Third Bank in the United States District Court for the Central District of California (Case No. 1:18-CV-869, S.D. OH 2018), alleging that Fifth Third improperly charged certain fees related to insufficient funds, customer overdrafts, and out-of-network ATM use. Venue was subsequently transferred to the United States District Court for the Southern District of Ohio. Plaintiff filed claims for breach of contract, breach of the implied covenant of good faith and fair dealing, for violation of the California Unfair Competition Law (Ca. Bus. & Prof. Code sec. 17200, et seq)., and the California Consumer Legal Remedies Act (Cal. Civ. Code sec. 1750 et seq.). Plaintiff seeks to represent putative nationwide classes and California classes of consumers allegedly charged improper repeated insufficient funds fees, improper overdraft fees, and fees for out-of-network ATM use from the beginning of the applicable statute of limitations to present. Plaintiff seeks damages of restitution and disgorgement in the amount of the allegedly unlawfully charged fees, damages proved at trial together with interest as allowed by applicable law. Fifth Third filed a motion to dismiss all claims. On February 6, 2023, the trial court issued an order dismissing the Plaintiff’s breach of contract claim with respect to out-of-network ATM fees and dismissing the two claims for violations of California consumer protection statutes. The Court denied Fifth Third’s motion to dismiss as it relates to the claims for breach of contract and breach of the implied covenant of good faith and fair dealing for certain customer overdrafts and insufficient funds fees. The case is now set to begin discovery, and no trial date has been set.

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

Governmental Investigations and Proceedings
The Bancorp and/or its affiliates are or may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, including but not limited to the FRB, OCC, CFPB, SEC, FINRA, U.S. Department of Justice, etc., as well as state and other governmental authorities and self-regulatory bodies regarding their respective businesses. For example, the Bancorp’s broker-dealer and investment advisory subsidiaries are cooperating with an investigation by the SEC regarding compliance with certain record-keeping requirements for business-related electronic communications on unapproved channels. The SEC is conducting similar investigations of record-keeping practices at other financial institutions. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences or reputational harm to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement. Additionally, in some cases, regulatory authorities may take supervisory actions that are considered to be confidential supervisory information which may not be publicly disclosed.

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete
182 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $150 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

20. Related Party Transactions
The Bancorp maintains written policies and procedures covering related party transactions with principal shareholders, directors and executives of the Bancorp. These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to approving a loan to a related party, Compliance Risk Management must review and determine whether the transaction requires approval from or a post notification to the Bancorp’s Board of Directors. At December 31, 2022 and 2021, certain directors, executive officers, principal holders of Bancorp common stock and their related interests were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s lending activities with its principal shareholders, directors, executives and their related interests at December 31:

($ in millions)	2022	2021
Commitments to lend, net of participations:
Directors and their affiliated companies	$183	157
Executive officers	5	7
Total	$188	164

Outstanding balance on loans, net of participations and undrawn commitments	$85	115

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

Coforge Business Process Solutions Private Limited
As of December 31, 2022, the Bancorp owns 100% of Fifth Third Mauritius Holdings Limited, which owns 40% of Coforge Business Process Solutions Private Limited (formerly known as SLK Global Solutions Private Limited), and accounts for this investment under the equity method of accounting. During the second quarter of 2021, Coforge Limited acquired a controlling interest in SLK Global Solutions Private Limited. As part of this transaction, the Bancorp sold a 9% interest in SLK Global Solutions Private Limited to Coforge Limited and recognized a gain of $12 million as a result of the transaction. The Bancorp recognized $7 million, $3 million and $5 million in other noninterest income in the Consolidated Statements of Income as part of its equity method investment in Coforge Business Process Solutions Private Limited for the years ended December 31, 2022, 2021 and 2020, respectively. The Bancorp received cash distributions of $9 million, $5 million and $1 million during the years ended December 31, 2022, 2021 and 2020, respectively. The Bancorp’s investment in Coforge Business Process Solutions Private Limited was $17 million and $19 million at December 31, 2022 and 2021, respectively. The Bancorp paid Coforge Business Process Solutions Private Limited $26 million, $21 million and $27 million for their process and software services during the years ended December 31, 2022, 2021 and 2020, respectively, which are included in other noninterest expense in the Consolidated Statements of Income.

183 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CDC investments
The Bancorp holds equity investments in non-consolidated VIEs related to CDC. The Bancorp had loans outstanding to these VIEs of $10 million and $22 million at December 31, 2022 and 2021, respectively, as well as unfunded commitment balances of $16 million and $36 million at December 31, 2022 and 2021, respectively. The Bancorp also held $73 million and $51 million of deposits for these entities at December 31, 2022 and 2021, respectively. For further information on CDC investments, refer to Note 12.
184 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Income Taxes
The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2022	2021	2020
Current income tax expense:
U.S. Federal income taxes	$570	657	463
State and local income taxes	126	102	69
Foreign income taxes	11	2	—
Total current income tax expense	707	761	532
Deferred income tax (benefit) expense:
U.S. Federal income taxes	(31)	(21)	(140)
State and local income taxes	(29)	8	(23)
Foreign income taxes	—	(1)	1
Total deferred income tax benefit	(60)	(14)	(162)
Applicable income tax expense	$647	747	370

The current U.S. Federal income taxes above include proportional amortization for qualifying LIHTC investments of $189 million, $163 million and $150 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following is a reconciliation between the statutory U.S. Federal income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2022	2021	2020
Statutory tax rate	21.0%	21.0	21.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	2.5	2.5	2.0
Tax-exempt income	(0.8)	(0.6)	(1.5)
LIHTC investment and other tax benefits	(7.1)	(5.5)	(9.7)
LIHTC investment proportional amortization	6.1	4.6	8.3
Other tax credits	(0.4)	(0.2)	(0.4)
Other, net	(0.3)	(0.6)	0.9
Effective tax rate	21.0%	21.2	20.6

Other tax credits in the rate reconciliation table include New Markets, Rehabilitation Investment and Qualified Zone Academy Bond tax credits. Tax-exempt income in the rate reconciliation table includes interest on municipal bonds, interest on tax-exempt lending, income on life insurance policies held by the Bancorp and certain gains on sales of leases that are exempt from federal taxation.

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits:

($ in millions)	2022	2021	2020
Unrecognized tax benefits at January 1	$102	100	65
Gross increases for tax positions taken during prior period	3	10	29
Gross decreases for tax positions taken during prior period	(5)	(4)	(3)
Gross increases for tax positions taken during current period	11	11	12
Settlements with taxing authorities	—	—	(1)
Lapse of applicable statute of limitations	(17)	(15)	(2)
Unrecognized tax benefits at December 31(a)	$94	102	100
(a)With the exception of $6 in 2020, all amounts represent unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

The Bancorp’s unrecognized tax benefits as of December 31, 2022, 2021 and 2020 primarily related to state income tax exposures from taking tax positions where the Bancorp believes it is likely that, upon examination, a state would take a position contrary to the position taken by the Bancorp.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

185 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes are comprised of the following items at December 31:

($ in millions)	2022	2021
Deferred tax assets:
Other comprehensive income	$1,595	$—
Allowance for loan and lease losses	461	397
Deferred compensation	105	106
Reserves for unfunded commitments	45	38
Reserves	34	30
Federal net operating loss carryforwards	31	15
State deferred taxes	20	—
State net operating loss carryforwards	14	3
Other	231	187
Total deferred tax assets	$2,536	$776
Deferred tax liabilities:
Lease financing	$561	$553
MSRs and related economic hedges	120	116
Goodwill and intangible assets	78	68
Bank premises and equipment	66	65
Investments in joint ventures and partnership interests	61	61
Other comprehensive income	—	367
State deferred taxes	—	6
Other	101	51
Total deferred tax liabilities	$987	$1,287
Total net deferred tax asset (liability)	1,549	(511)

At December 31, 2022 and 2021, the Bancorp recorded deferred tax assets of $14 million and $3 million, respectively, related to state net operating loss carryforwards. The deferred tax assets relating to state net operating losses are presented net of specific valuation allowances of $5 million and $4 million at December 31, 2022 and 2021, respectively. If these carryforwards are not utilized, they will expire in varying amounts through 2042.

The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2022 or 2021. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and, based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at December 31, 2022 and 2021 will ultimately be realized. The Bancorp reached this conclusion as it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences, its projected future taxable income and tax-planning strategies.

The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2019 through 2022. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a reasonable period of time. Otherwise, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

Any interest and penalties incurred in connection with income taxes are recorded as a component of applicable income tax expense in the Consolidated Financial Statements. During the years ended December 31, 2022, 2021 and 2020, the Bancorp recognized $1 million, $1 million and $3 million, respectively, of interest expense in connection with income taxes. At December 31, 2022 and 2021, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $8 million and $7 million, respectively. No material liabilities were recorded for penalties related to income taxes.

Retained earnings at December 31, 2022 and 2021 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.

186 Fifth Third Bancorp

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

The following table summarizes the defined benefit retirement plans as of and for the years ended December 31:

($ in millions)	2022	2021
Fair value of plan assets at January 1	$152	173
Actual return on assets	(27)	(3)
Contributions	2	1
Settlement	(11)	(12)
Benefits paid	(7)	(7)
Fair value of plan assets at December 31	$109	152
Projected benefit obligation at January 1	$176	203
Interest cost	5	4
Settlement	(11)	(12)
Actuarial gain	(43)	(12)
Benefits paid	(7)	(7)
Projected benefit obligation at December 31	$120	176
Underfunded projected benefit obligation at December 31	$(11)	(24)
Accumulated benefit obligation at December 31(a)	$120	176
(a)Since the Plan’s benefits are frozen, the rate of compensation increase is no longer an assumption used to calculate the accumulated benefit obligation. Therefore, the accumulated benefit obligation was the same as the projected benefit obligation at both December 31, 2022 and 2021.

The following table summarizes net periodic benefit cost and other changes in the Plan’s assets and benefit obligations recognized in OCI for the years ended December 31:

($ in millions)	2022	2021	2020
Components of net periodic benefit cost:
Interest cost	$5	4	6
Expected return on assets	(4)	(4)	(4)
Amortization of net actuarial loss	3	6	6
Settlement	3	3	3
Net periodic benefit cost	$7	9	11
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(11)	(5)	12
Amortization of net actuarial loss	(3)	(6)	(6)
Settlement	(3)	(3)	(3)
Total recognized in other comprehensive income	(17)	(14)	3
Total recognized in net periodic benefit cost and other comprehensive income	$(10)	(5)	14

Fair Value Measurements of Plan Assets
The following tables summarize Plan assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements Using(a)
2022 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$8	—	—	8
Debt securities:
U.S. Treasury and federal agencies securities	54	3	—	57
Asset-backed securities and other debt securities(b)	—	44	—	44
Total debt securities	$54	47	—	101
Total Plan assets	$62	47	—	109
(a)For further information on fair value hierarchy levels, refer to Note 1.
(b)Includes corporate bonds.

187 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the weighted-average plan assumptions for the years ended December 31:

	2022	2021	2020
For measuring benefit obligations at year end:
Discount rate	5.37%	2.85	2.26
For measuring net periodic benefit cost:
Discount rate	3.69	2.26	3.05
Expected return on plan assets	3.91	2.43	2.64

Lowering both the expected rate of return on the plan assets and the discount rate by 0.25% would have increased the 2022 pension expense by approximately $1 million.

Based on the actuarial assumptions, the Bancorp expects to contribute $2 million to the Plan in 2023. Estimated pension benefit payments are $14 million for 2023, $13 million for 2024, $13 million for 2025, $12 million for 2026 and $12 million for 2027. The total estimated payments for the years 2028 through 2032 is $47 million.

Investment Policies and Strategies
The Bancorp’s policy for the investment of Plan assets is to employ investment strategies that achieve a range of weighted-average target asset allocations relating to equity securities, fixed-income securities (including U.S. Treasury and federal agencies securities, mortgage-
188 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
backed securities, asset-backed securities, corporate bonds and municipal bonds), alternative strategies (including traditional mutual funds, precious metals and commodities) and cash.

The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category, with mutual and exchange-traded funds incorporated according to their underlying investments, for the years ended December 31:

	Targeted Range	2022	2021
Equity securities	0-55%	—	—
Fixed-income securities	50-100	92	96
Alternative strategies	0-5	—	—
Cash or cash equivalents	0-100	8	4
Total		100%	100

Plan Management’s objective is to achieve and maintain a fully-funded status of the qualified defined benefit plan while also minimizing the risk of excess assets. As a result, the portfolio assets of the qualified defined benefit plan will continue to increase the weighting of long duration fixed income, or liability matching assets, as the funded status increases. There were no significant concentrations of risk associated with the investments of the Plan at December 31, 2022.

Permitted asset classes of the Plan include cash and cash equivalents, fixed-income (domestic and non-U.S. bonds), equities (U.S., non-U.S., emerging markets and real estate investment trusts), equipment leasing and mortgages. The Plan utilizes derivative instruments including puts, calls, straddles or other option strategies, as approved by management.

Fifth Third Bank, National Association, as Trustee, is expected to manage Plan assets in a manner consistent with the Plan agreement and other regulatory, federal and state laws. The Fifth Third Bank Pension, 401(k) and Medical Plan Committee (the “Committee”) is the plan administrator. The Trustee is required to provide to the Committee monthly and quarterly reports covering a list of Plan assets, portfolio performance, transactions and asset allocation. The Trustee is also required to keep the Committee apprised of any material changes in the Trustee’s outlook and recommended investment policy. There were no fees paid by the Plan for investment management, accounting or administrative services provided by the Trustee for the years ended December 31, 2022, 2021 and 2020.

Other Information on Retirement and Benefit Plans
The Bancorp has a qualified defined contribution savings plan that allows participants to make voluntary 401(k) contributions on a pre-tax or Roth basis, subject to statutory limitations. Expenses recognized for matching contributions to the Bancorp’s qualified defined contribution savings plan were $111 million, $108 million and $105 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Bancorp did not make profit sharing contributions during the years ended December 31, 2022, 2021 and 2020. In addition, the Bancorp has a non-qualified defined contribution plan that allows certain employees to make voluntary contributions into a deferred compensation plan. Expenses recognized by the Bancorp for its non-qualified defined contribution plan were $7 million, $5 million and $5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
189 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the years ended December 31:

	Total OCI			Total AOCI
2022 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during the year	$(7,194)	1,716	(5,478)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(2)	—	(2)
Net unrealized losses on available-for-sale debt securities	(7,196)	1,716	(5,480)	891	(5,480)	(4,589)

Unrealized holding losses on cash flow hedge derivatives arising during the year	(1,006)	232	(774)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(99)	22	(77)
Net unrealized losses on cash flow hedge derivatives	(1,105)	254	(851)	353	(851)	(498)

Net actuarial gain arising during the year	11	(2)	9
Reclassification of amounts to net periodic benefit costs	6	(1)	5
Defined benefit pension plans, net	17	(3)	14	(33)	14	(19)

Other	—	—	—	(4)	—	(4)
Total	$(8,284)	1,967	(6,317)	1,207	(6,317)	(5,110)

	Total OCI			Total AOCI
2021 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during the year	$(1,366)	323	(1,043)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	4	(1)	3
Net unrealized gains on available-for-sale debt securities	(1,362)	322	(1,040)	1,931	(1,040)	891

Unrealized holding losses on cash flow hedge derivatives arising during the year	(185)	43	(142)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(293)	70	(223)
Net unrealized gains on cash flow hedge derivatives	(478)	113	(365)	718	(365)	353

Net actuarial gain arising during the year	5	(1)	4
Reclassification of amounts to net periodic benefit costs	9	(2)	7
Defined benefit pension plans, net	14	(3)	11	(44)	11	(33)

Other	—	—	—	(4)	—	(4)
Total	$(1,826)	432	(1,394)	2,601	(1,394)	1,207
190 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total OCI			Total AOCI
2020 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during the year	$1,514	(361)	1,153
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(45)	11	(34)
Net unrealized gains on available-for-sale debt securities	1,469	(350)	1,119	812	1,119	1,931

Unrealized holding gains on cash flow hedge derivatives arising during the year	611	(128)	483
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(237)	50	(187)
Net unrealized gains on cash flow hedge derivatives	374	(78)	296	422	296	718

Net actuarial loss arising during the year	(12)	3	(9)
Reclassification of amounts to net periodic benefit costs	9	(2)	7
Defined benefit pension plans, net	(3)	1	(2)	(42)	(2)	(44)

Other	(4)	—	(4)	—	(4)	(4)
Total	$1,836	(427)	1,409	1,192	1,409	2,601

The table below presents reclassifications out of AOCI for the years ended December 31:

($ in millions)	Consolidated Statements of Income Caption	2022	2021	2020
Net unrealized (losses) gains on available-for-sale debt securities:(b)
Net gains (losses) included in net income	Securities (losses) gains, net	$2	(4)	45
	Income before income taxes	2	(4)	45
	Applicable income tax expense	—	1	(11)
	Net income	2	(3)	34
Net unrealized (losses) gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	99	293	237
	Income before income taxes	99	293	237
	Applicable income tax expense	(22)	(70)	(50)
	Net income	77	223	187
Net periodic benefit costs:(b)
Amortization of net actuarial loss	Compensation and benefits(a)	(3)	(6)	(6)
Settlements	Compensation and benefits(a)	(3)	(3)	(3)
	Income before income taxes	(6)	(9)	(9)
	Applicable income tax expense	1	2	2
	Net income	(5)	(7)	(7)
Total reclassifications for the period	Net income	$74	213	214
(a)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 22 for information on the computation of net periodic benefit cost.
(b)Amounts in parentheses indicate reductions to net income.

191 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24. Common, Preferred and Treasury Stock
The table presents a summary of the share activity within common, preferred and treasury stock for the years ended:

	Common Stock		Preferred Stock		Treasury Stock
($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares
December 31, 2019	$2,051	923,892,581	$1,770	264,000	$(5,724)	214,976,952
Issuance of preferred shares, Series L	—	—	346	14,000	—	—
Impact of stock transactions under stock compensation plans, net	—	—	—	—	46	(3,818,518)
Other	—	—	—	—	2	(26,178)
December 31, 2020	$2,051	923,892,581	$2,116	278,000	$(5,676)	211,132,256
Shares acquired for treasury	—	—	—	—	(1,393)	35,652,079
Impact of stock transactions under stock compensation plans, net	—	—	—	—	44	(5,621,878)
Other	—	—	—	—	1	(47,540)
December 31, 2021	$2,051	923,892,581	$2,116	278,000	$(7,024)	241,114,917
Shares acquired for treasury	—	—	—	—	(100)	3,079,462
Impact of stock transactions under stock compensation plans, net	—	—	—	—	21	(3,687,834)
Other	—	—	—	—	—	156
December 31, 2022	$2,051	923,892,581	$2,116	278,000	$(7,103)	240,506,701

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
192 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Under this authorization, the Bancorp entered into and settled a number of accelerated share repurchase transactions during the years ended December 31, 2022 and 2021. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions: (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into and settled during the years ended December 31, 2022 and 2021:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
January 26, 2021	$180	4,951,456	366,939	5,318,395	March 31, 2021
April 23, 2021	347	7,894,807	675,295	8,570,102	June 11, 2021
July 27, 2021(a)	550	13,065,958	1,413,211	14,479,169	September 29, 2021
October 29, 2021	316	6,211,841	1,072,572	7,284,413	December 2, 2021
December 8, 2022	100	2,636,476	442,986	3,079,462	December 19, 2022
(a)This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $275 million.

193 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
25. Stock-Based Compensation
Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to executives, directors and key employees of the Bancorp and its subsidiaries. The 2021 Incentive Compensation Plan was approved by shareholders on April 13, 2021 and authorized the issuance of up to 50 million shares as equity compensation. The plan authorizes the issuance of SARs, RSAs, RSUs, stock options, performance share or unit awards, dividend or dividend equivalent rights and stock awards. As of December 31, 2022, there were 36.8 million shares available for future issuance. Based on total stock-based awards outstanding (including SARs, RSUs, stock options and PSAs) and shares remaining for future grants under the 2021 Incentive Compensation Plan, the potential dilution to which the Bancorp’s common shareholders are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp and its subsidiaries is 8%. SARs, RSUs, stock options and PSAs outstanding represent 3% of the Bancorp’s issued shares at December 31, 2022.

All of the Bancorp’s stock-based awards are to be settled with stock. The Bancorp has historically used treasury stock to settle stock-based awards, when available. SARs, issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have terms up to ten years and vest and typically become exercisable ratably over a three year period of continued employment. The Bancorp does not grant discounted SARs or stock options, re-price previously granted SARs or stock options or grant reload stock options. RSUs are typically released after three or four years or ratably over three or four years of continued employment and receive dividend equivalents. Dividend equivalents are accrued and paid in cash when the underlying shares are distributed, except for certain RSUs which have the rights to receive dividend equivalents paid in cash at each dividend payment date. For PSAs that are eligible to receive dividend equivalents, the accrued cash dividends are adjusted by the payout percentage achieved on the underlying awards. Stock options were previously issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, had up to ten year terms and vested and became fully exercisable ratably over a three or four-year period of continued employment. PSAs have three-year cliff vesting terms with performance conditions as defined by the plan. All of the Bancorp’s executive stock-based awards contain an annual performance hurdle of 2% return on tangible common equity. If this threshold is not met in any one of the three years during the performance period, one-third of PSAs are forfeited. Additionally, if this threshold is not met, all SARs and RSUs that would vest in the next year may also be forfeited at the discretion of the Human Capital and Compensation Committee of the Board of Directors. The Bancorp met this threshold as of December 31, 2022.

Stock-based compensation expense was $165 million, $120 million and $123 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in compensation and benefits expense in the Consolidated Statements of Income. The total related income tax benefit recognized was $34 million, $25 million and $26 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Stock Appreciation Rights
The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant.

The weighted-average assumptions were as follows for the years ended December 31:

	2022	2021	2020
Expected life (in years)	7	7	7
Expected volatility	31%	29	24
Expected dividend yield	3.4	3.2	3.2
Risk-free interest rate	2.7	0.9	1.5

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

The grant-date fair value of SARs is measured using the Black-Scholes option-pricing model. The weighted-average grant-date fair value of SARs granted was $12.76, $7.84 and $6.82 per share for the years ended December 31, 2022, 2021 and 2020, respectively. The total grant-date fair value of SARs that vested during the years ended December 31, 2022, 2021 and 2020 was $2 million, $8 million and $15 million, respectively.

At December 31, 2022, there was $2 million of stock-based compensation expense related to outstanding SARs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2022 of 1.8 years.

194 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes SARs activity for the years ended December 31:

	2022		2021		2020
SARs (in thousands, except per share data)	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share
Outstanding at January 1	11,185	$20.47	19,258	$18.83	21,449	$18.38
Granted	304	46.96	322	33.53	365	29.64
Exercised	(2,358)	17.05	(8,367)	17.20	(2,420)	16.10
Forfeited or expired	(19)	30.43	(28)	23.01	(136)	25.50
Outstanding at December 31	9,112	$22.22	11,185	$20.47	19,258	$18.83
Exercisable at December 31	8,487	$20.97	10,515	$19.80	17,979	$18.19

The following table summarizes outstanding and exercisable SARs by grant price per share at December 31, 2022.

	Outstanding SARs			Exercisable SARs
SARs (in thousands, except per share data)	Number of SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Number of SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)
$10.01-$20.00	4,845	$17.56	2.2	4,845	$17.56	2.2
$20.01-$30.00	3,449	24.95	3.5	3,335	24.78	3.3
$30.01-$40.00	568	33.41	7.2	307	33.28	6.1
Over $40.00	250	49.51	9.1	—	—	—
All SARs	9,112	$22.22	3.2	8,487	$20.97	2.8

Restricted Stock Units
The total grant-date fair value of RSUs that were released during the years ended December 31, 2022, 2021 and 2020 was $110 million, $99 million and $107 million, respectively. At December 31, 2022, there was $183 million of stock-based compensation expense related to outstanding RSUs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2022 of 2.4 years.

The following table summarizes RSUs activity for the years ended December 31:

	2022		2021		2020
RSUs (in thousands, except per unit data)	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at January 1	9,487	$30.67	9,466	$28.38	10,006	$27.30
Granted	4,682	47.11	4,186	34.25	4,177	28.75
Released	(3,608)	30.54	(3,432)	28.87	(4,076)	26.19
Forfeited	(655)	37.12	(733)	29.80	(641)	27.70
Outstanding at December 31	9,906	$38.04	9,487	$30.67	9,466	$28.38

The following table summarizes outstanding RSUs by grant-date fair value per unit at December 31, 2022.

	Outstanding RSUs
RSUs (in thousands)	Units	Weighted-Average Remaining Contractual Life (in years)
Under $25.00	431	0.2
$25.01-$30.00	2,249	0.4
$30.01-$35.00	2,471	1.2
$35.01-$40.00	1,021	1.3
$40.01-$45.00	165	1.9
$45.01 and over	3,569	1.6
All RSUs	9,906	1.1
195 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
There were no stock options granted during the years ended December 31, 2022, 2021 and 2020. The Bancorp generally utilizes the Black-Scholes option pricing model to measure the fair value of stock option grants.

The total intrinsic value of stock options exercised was $2 million, $7 million and $3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cash received from stock options exercised was $1 million, $6 million and $5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The tax benefit realized from exercised stock options was immaterial for the year ended December 31, 2022 and $1 million for both the years ended December 31, 2021 and 2020. An immaterial amount of stock options vested during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, the aggregate intrinsic value of both outstanding stock options and exercisable stock options was $3 million.

The following table summarizes stock options activity for the years ended December 31:

	2022		2021		2020
Stock Options (in thousands, except per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding at January 1	409	$21.51	793	$20.81	1,381	$20.15
Exercised	(97)	21.06	(384)	20.06	(440)	17.48
Forfeited or expired	—	—	—	—	(148)	23.99
Outstanding at December 31	312	$21.65	409	$21.51	793	$20.81
Exercisable at December 31	312	$21.65	386	$21.31	725	$20.34

The following table summarizes outstanding and exercisable stock options by exercise price per share at December 31, 2022.

	Outstanding Stock Options			Exercisable Stock Options
Stock Options (in thousands, except per share data)	Number of Options	Weighted-Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Number of Options	Weighted-Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)
Under $10.00	2	$8.98	3.6	2	$8.98	3.6
$10.01-$20.00	172	18.40	2.2	172	18.40	2.2
$20.01-$30.00	138	25.86	3.0	138	25.86	3.0
All stock options	312	$21.65	2.6	312	$21.65	2.6

Other Stock-Based Compensation
PSAs are payable contingent upon the Bancorp achieving certain predefined performance targets over a three-year measurement period. Depending on performance, between zero and 1.2 million shares may be released to settle the PSAs outstanding at December 31, 2022 once the applicable performance periods are completed. Awards granted during the years ended December 31, 2022, 2021 and 2020 will be entirely settled in stock. The performance targets are based on the Bancorp’s performance relative to a defined peer group. PSAs use a performance-based metric based on return on tangible common equity in relation to peers. During the years ended December 31, 2022, 2021 and 2020, approximately 288 thousand, 251 thousand and 280 thousand PSAs, respectively, were granted by the Bancorp. These awards were granted at a weighted-average grant-date fair value of $47.03, $33.53 and $29.64 per unit during the years ended December 31, 2022, 2021 and 2020, respectively.

The Bancorp sponsors an employee stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2022, 2021 and 2020, there were approximately 520 thousand, 470 thousand and 884 thousand shares, respectively, purchased by participants and the Bancorp recognized stock-based compensation expense of $2 million in each of the respective years. As of December 31, 2022, there were approximately 2.7 million shares available for future issuance, which represents the remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1.5 million shares approved by shareholders on March 28, 2007 and an additional 12 million shares approved by shareholders on April 21, 2009.
196 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26. Other Noninterest Income and Other Noninterest Expense
The following table presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2022	2021	2020
Other noninterest income:
Private equity investment income	$70	81	75
BOLI income	64	61	63
Cardholder fees	54	50	44
Income from the TRA associated with Worldpay, Inc.	46	46	74
Banking center income	24	23	20
Equity method investment income	22	30	12
Consumer loan fees	19	17	20
Gains on contract sales	3	62	2
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(84)	(86)	(103)
Other, net	47	48	4
Total other noninterest income	$265	332	211
Other noninterest expense:
Loan and lease	$167	217	162
FDIC insurance and other taxes	132	114	118
Losses and adjustments	91	69	100
Data processing	82	79	75
Travel	60	34	27
Professional service fees	54	63	49
Intangible amortization	47	44	48
Postal and courier	40	37	36
Other, net	295	294	306
Total other noninterest expense	$968	951	921

197 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
27. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the years ended December 31:

	2022			2021			2020
($ in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$2,330			2,659			1,323
Less: Income allocated to participating securities	2			7			6
Net income allocated to common shareholders	$2,328	689	3.38	2,652	702	3.78	1,317	715	1.84
Earnings Per Diluted Share:
Net income available to common shareholders	$2,330			2,659			1,323
Effect of dilutive securities:
Stock-based awards	—	6		—	9		—	5
Net income available to common shareholders plus assumed conversions	2,330			2,659			1,323
Less: Income allocated to participating securities	2			7			6
Net income allocated to common shareholders plus assumed conversions	$2,328	695	3.35	2,652	711	3.73	1,317	720	1.83

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the years ended December 31, 2022, 2021 and 2020 excludes 3 million, an immaterial amount and 7 million shares, respectively, of stock-based awards because their inclusion would have been anti-dilutive.
198 Fifth Third Bancorp

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

	Fair Value Measurements Using
December 31, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,495	—	—	2,495
Obligations of states and political subdivisions securities	—	18	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	11,237	—	11,237
Agency commercial mortgage-backed securities	—	26,322	—	26,322
Non-agency commercial mortgage-backed securities	—	4,715	—	4,715
Asset-backed securities and other debt securities	—	5,842	—	5,842
Available-for-sale debt and other securities(a)	2,495	48,134	—	50,629
Trading debt securities:
U.S. Treasury and federal agencies securities	23	22	—	45
Obligations of states and political subdivisions securities	—	14	—	14
Agency residential mortgage-backed securities	—	8	—	8
Asset-backed securities and other debt securities	—	347	—	347
Trading debt securities	23	391	—	414
Equity securities	306	11	—	317
Residential mortgage loans held for sale	—	600	—	600
Residential mortgage loans(b)	—	—	123	123
Servicing rights	—	—	1,746	1,746
Derivative assets:
Interest rate contracts	12	1,222	7	1,241
Foreign exchange contracts	—	454	—	454
Commodity contracts	56	1,422	—	1,478
Derivative assets(c)	68	3,098	7	3,173
Total assets	$2,892	52,234	1,876	57,002
Liabilities:
Derivative liabilities:
Interest rate contracts	$7	1,970	8	1,985
Foreign exchange contracts	—	422	—	422
Equity contracts	—	—	195	195
Commodity contracts	92	1,258	—	1,350
Derivative liabilities(d)	99	3,650	203	3,952
Short positions:
U.S. Treasury and federal agencies securities	66	—	—	66
Asset-backed securities and other debt securities	—	112	—	112
Short positions(d)	66	112	—	178
Total liabilities	$165	3,762	203	4,130
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $381, $491 and $2, respectively, at December 31, 2022.
(b)Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)Included in other assets in the Consolidated Balance Sheets.
(d)Included in other liabilities in the Consolidated Balance Sheets.
199 Fifth Third Bancorp

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
200 Fifth Third Bancorp

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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. As of December 31, 2022 and 2021, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the Bancorp’s IRLCs at December 31, 2022 was $1 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $2 million and $3 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $2 million and $4 million, respectively. Immediate changes in the assumed loan closing rates, either adverse or favorable, of 10% and 20% would result in changes in the fair value of IRLCs of approximately an immaterial amount. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

201 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2022 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$154	1,121	4	(214)	1,065
Total gains (losses) (realized/unrealized):(b)
Included in earnings	(18)	177	22	(84)	97
Purchases/originations	—	448	1	—	449
Settlements	(23)	—	(28)	103	52
Transfers into Level 3(c)	10	—	—	—	10
Balance, end of period	$123	1,746	(1)	(195)	1,673
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2022	$(18)	311	6	(84)	215
(a)Net interest rate derivatives include derivative assets and liabilities of $7 and $8, respectively, as of December 31, 2022.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at December 31, 2022.
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

202 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 as follows:

($ in millions)	2022	2021	2020
Mortgage banking net revenue	$177	9	(291)
Commercial banking revenue	4	3	2
Other noninterest income	(84)	(86)	(104)
Total gains (losses)	$97	(74)	(393)

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at December 31, 2022, 2021 and 2020 were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2022	2021	2020
Mortgage banking net revenue	$295	88	(167)
Commercial banking revenue	4	3	2
Other noninterest income	(84)	(86)	(104)
Total gains (losses)	$215	5	(269)

The following tables present information about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of December 31, 2022 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$123	Loss rate model	Interest rate risk factor	(24.1)	-	2.4%		(12.3)%	(a)
			Credit risk factor	—	-	22.9%		0.5%	(a)
							(Fixed)	5.1%	(b)
Servicing rights	1,746	DCF	Prepayment speed	—	-	100.0%	(Adjustable)	20.3%	(b)
							(Fixed)	734	(b)
			OAS (bps)	542	-	1,513	(Adjustable)	1,204	(b)
IRLCs, net	1	DCF	Loan closing rates	34.7	-	97.5%		86.6%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(195)	DCF	Timing of the resolution of the Covered Litigation	Q1 2024	-	Q1 2027		Q2 2025	(d)
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

203 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of December 31, 2022 and 2021, and for which a nonrecurring fair value adjustment was recorded during the years ended December 31, 2022 and 2021, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2022
Commercial loans held for sale	$—	—	40	40	(1)
Commercial loans and leases	—	—	162	162	(83)
Consumer and residential mortgage loans	—	—	109	109	1
OREO	—	—	3	3	—
Bank premises and equipment	—	—	19	19	(9)
Operating lease equipment	—	—	1	1	(2)
Private equity investments	—	9	1	10	(8)
Total	$—	9	335	344	(102)

	Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2021
Commercial loans held for sale	$—	—	2	2	2
Commercial loans and leases	—	—	236	236	(29)
Consumer and residential mortgage loans	—	—	125	125	(1)
OREO	—	—	7	7	(6)
Bank premises and equipment	—	—	11	11	(6)
Operating lease equipment	—	—	13	13	(21)
Private equity investments	—	1	14	15	38
Total	$—	1	408	409	(23)

The following tables present information as of December 31, 2022 and 2021 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of December 31, 2022 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$40	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	162	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	109	Appraised value	Collateral value	NM	NM
OREO	3	Appraised value	Appraised value	NM	NM
Bank premises and equipment	19	Appraised value	Appraised value	NM	NM
Operating lease equipment	1	Appraised value	Appraised value	NM	NM
Private equity investments	1	Comparable company analysis	Market comparable transactions	NM	NM

As of December 31, 2021 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$2	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	236	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	125	Appraised value	Collateral value	NM	NM
OREO	7	Appraised value	Appraised value	NM	NM
Bank premises and equipment	11	Appraised value	Appraised value	NM	NM
Operating lease equipment	13	Appraised value	Appraised value	NM	NM
Private equity investments	14	Comparable company analysis	Market comparable transactions	NM	NM

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the years ended December 31, 2022 and 2021, resulting in a negative fair value adjustment of $1 million and a positive fair value adjustment of $1 million during the years ended December 31, 2022 and 2021, respectively. These valuations were based on quoted prices for similar assets in active markets (Level 2 of the valuation hierarchy), appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised values of the assets (Level 3 of the valuation hierarchy). The Bancorp recognized losses on the sale of
204 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
certain commercial loans held for sale of an immaterial amount and gains of $1 million during the years ended December 31, 2022 and 2021, respectively.

Portfolio loans and leases
During the years ended December 31, 2022 and 2021, the Bancorp recorded nonrecurring adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the amortized cost basis of the loan or lease exceeds the estimated net realizable value of the collateral, then an ALLL is recognized, or a charge-off once the remaining amount is considered uncollectible.

OREO
During the years ended December 31, 2022 and 2021, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. For the years ended December 31, 2022 and 2021, these losses include an immaterial amount and $5 million in losses, respectively, recorded as charge-offs on new OREO properties transferred from loans during the respective periods and an immaterial amount recorded as positive fair value adjustments and $1 million recorded as negative fair value adjustments for properties subsequent to their transfer into OREO, respectively. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of $4 million and $41 million during the years ended December 31, 2022 and 2021, respectively, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of December 31, 2022 includes a cumulative $40 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairments of $12 million and $3 million during the years ended December 31, 2022 and 2021, respectively. The carrying value of the Bancorp’s private equity investments still held as of December 31, 2022 includes a cumulative $34 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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
205 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value.

Fair value changes recognized in earnings for residential mortgage loans held at December 31, 2022 and 2021 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included losses of $10 million and gains of $28 million, respectively. These losses and gains are reported in mortgage banking net revenue in the Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million and an immaterial amount at December 31, 2022 and 2021, respectively. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2022
Residential mortgage loans measured at fair value	$723	733	(10)
Past due loans of 30-89 days	1	1	—
Nonaccrual loans	2	2	—
December 31, 2021
Residential mortgage loans measured at fair value	$1,177	1,149	28
Past due loans of 90 days or more	3	3	—

The Bancorp may invest in certain hybrid financial instruments with embedded derivatives that are not clearly and closely related to the host contracts. The Bancorp elected to measure the entire instrument at fair value with changes in fair value recognized in earnings. The Bancorp did not hold these investments as of December 31, 2022 and the carrying value of these investments was $89 million as of December 31, 2021 and the investments were classified as trading debt securities in the Consolidated Balance Sheets. Fair value changes recognized in earnings included gains of $11 million and losses of $3 million for the years ended December 31, 2022 and 2021, respectively, reported in securities (losses) gains, net in the Consolidated Statements of Income.
206 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2022 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$3,466	3,466	—	—	3,466
Other short-term investments	8,351	8,351	—	—	8,351
Other securities	874	—	874	—	874
Held-to-maturity securities	5	—	—	5	5
Loans and leases held for sale	407	—	—	414	414
Portfolio loans and leases:
Commercial loans and leases	75,262	—	—	75,104	75,104
Consumer and residential mortgage loans	43,901	—	—	42,193	42,193
Total portfolio loans and leases, net	$119,163	—	—	117,297	117,297
Financial liabilities:
Deposits	$163,690	—	163,634	—	163,634
Federal funds purchased	180	180	—	—	180
Other short-term borrowings	4,838	—	4,829	—	4,829
Long-term debt	13,778	13,218	411	—	13,629

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2021 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,994	2,994	—	—	2,994
Other short-term investments	34,572	34,572	—	—	34,572
Other securities	519	—	519	—	519
Held-to-maturity securities	8	—	—	8	8
Loans and leases held for sale	3,392	—	—	3,405	3,405
Portfolio loans and leases:
Commercial loans and leases	69,166	—	—	69,924	69,924
Consumer and residential mortgage loans	40,838	—	—	41,632	41,632
Total portfolio loans and leases, net	$110,004	—	—	111,556	111,556
Financial liabilities:
Deposits	$169,324	—	169,316	—	169,316
Federal funds purchased	281	281	—	—	281
Other short-term borrowings	980	—	980	—	980
Long-term debt	11,425	12,091	387	—	12,478
207 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
29. Regulatory Capital Requirements and Capital Ratios
The Board of Governors of the Federal Reserve System issued capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items, define and set minimum regulatory capital requirements as well as the measure of “well-capitalized” status. Additionally, the U.S. banking agencies issued similar guidelines for minimum regulatory capital requirements and “well-capitalized” measurements for banking subsidiaries.

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

The Bancorp and its banking subsidiary, Fifth Third Bank, National Association, had CET1 capital, Tier 1 risk-based capital, Total risk-based capital and Leverage ratios above the “well-capitalized” levels at both December 31, 2022 and 2021. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s banking subsidiary must, among other things, maintain “well-capitalized” capital ratios.

The following table presents capital and risk-based capital and leverage ratios for the Bancorp and its banking subsidiary at December 31:

	2022		2021
($ in millions)	Amount	Ratio	Amount	Ratio
CET1 capital:
Fifth Third Bancorp	$15,670	9.28%	$14,781	9.54%
Fifth Third Bank, National Association	18,952	11.31	16,723	10.90
Tier 1 risk-based capital:
Fifth Third Bancorp	17,786	10.53	16,897	10.91
Fifth Third Bank, National Association	18,952	11.31	16,723	10.90
Total risk-based capital:
Fifth Third Bancorp	21,606	12.79	20,789	13.42
Fifth Third Bank, National Association	21,463	12.81	18,917	12.33
Leverage:(a)
Fifth Third Bancorp	17,786	8.56	16,897	8.27
Fifth Third Bank, National Association	18,952	9.23	16,723	8.29
(a)Quarterly average assets are a component of the Leverage ratio and for this purpose do not include goodwill and any other intangible assets and other investments that the U.S. banking agencies determine should be deducted from Tier 1 capital.
208 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30. Parent Company Financial Statements

Condensed Statements of Income (Parent Company Only)
For the years ended December 31 ($ in millions)	2022	2021	2020
Income
Dividends from consolidated nonbank subsidiaries(a)	$165	3,040	1,285
Securities (losses) gains, net	(9)	1	1
Interest	11	11	17
Total income	167	3,052	1,303
Expenses
Interest	311	250	266
Other	19	30	26
Total expenses	330	280	292
(Loss) Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	(163)	2,772	1,011
Applicable income tax benefit	(76)	(62)	(65)
(Loss) Income Before Equity in Undistributed Earnings of Subsidiaries	(87)	2,834	1,076
Equity in undistributed earnings	2,533	(64)	351
Net Income Attributable to Bancorp	$2,446	2,770	1,427
Other Comprehensive Income	—	—	—
Comprehensive Income Attributable to Bancorp	$2,446	2,770	1,427
(a)Includes dividends paid by the Bancorp’s indirect banking subsidiary to the Bancorp’s direct nonbank subsidiary holding company of $3.0 billion and $1.3 billion for the years ended December 31, 2021 and 2020, respectively. The Bancorp’s indirect banking subsidiary did not pay dividends during the year ended December 31, 2022.

Condensed Balance Sheets (Parent Company Only)
As of December 31 ($ in millions)	2022	2021
Assets
Cash	$120	122
Other short-term investments	5,667	6,234
Available-for-sale debt and other securities	1,000	—
Equity securities	34	49
Loans to nonbank subsidiaries	60	192
Investment in nonbank subsidiaries	20,256	23,877
Goodwill	80	80
Other assets	326	431
Total Assets	$27,543	30,985
Liabilities
Other short-term borrowings	$121	361
Accrued expenses and other liabilities	764	487
Long-term debt (external)	9,331	7,927
Total Liabilities	$10,216	8,775
Equity
Common stock	$2,051	2,051
Preferred stock	2,116	2,116
Capital surplus	3,684	3,624
Retained earnings	21,689	20,236
Accumulated other comprehensive (loss) income	(5,110)	1,207
Treasury stock	(7,103)	(7,024)
Total Equity	17,327	22,210
Total Liabilities and Equity	$27,543	30,985
209 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows (Parent Company Only)
For the years ended December 31 ($ in millions)	2022	2021	2020
Operating Activities
Net income	$2,446	2,770	1,427
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	7	7	7
(Benefit from) provision for deferred income taxes	(3)	(1)	—
Securities losses (gains), net	9	(1)	(1)
Equity in undistributed earnings	(2,533)	64	(351)
Net change in:
Equity securities	6	1	—
Other assets	(115)	(40)	(1)
Accrued expenses and other liabilities	45	(80)	—
Net Cash (Used in) Provided by Operating Activities	(138)	2,720	1,081
Investing Activities
Purchase of securities issued by subsidiary	(1,000)	—	—
Net change in:
Other short-term investments	567	(656)	(855)
Loans to nonbank subsidiaries	132	158	94
Net Cash Used in Investing Activities	(301)	(498)	(761)
Financing Activities
Net change in other short-term borrowings	(240)	(89)	91
Proceeds from issuance of long-term debt	2,986	498	1,243
Repayment of long-term debt	(1,200)	(250)	(1,100)
Dividends paid on common and preferred stock	(927)	(897)	(858)
Repurchase of treasury stock and related forward contract	(100)	(1,393)	—
Issuance of preferred stock	—	—	346
Other, net	(82)	(89)	(40)
Net Cash Provided by (Used in) Financing Activities	437	(2,220)	(318)
(Decrease) Increase in Cash	(2)	2	2
Cash at Beginning of Period	122	120	118
Cash at End of Period	$120	122	120

210 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31. Business Segments
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

The Bancorp manages interest rate risk centrally at the corporate level. By employing an FTP methodology, the business segments are insulated from most benchmark interest rate volatility, enabling them to focus on serving customers through the origination of loans and acceptance of deposits. The FTP methodology assigns charge and credit rates to classes of assets and liabilities, respectively, based on the estimated amount and timing of the cash flows for each transaction. Assigning the FTP rate based on matching the duration of cash flows allocates interest income and interest expense to each business segment so its resulting net interest income is insulated from future changes in benchmark interest rates. The Bancorp’s FTP methodology also allocates the contribution to net interest income of the asset-generating and deposit-providing businesses on a duration-adjusted basis to better attribute the driver of the performance. As the asset and liability durations are not perfectly matched, the residual impact of the FTP methodology is captured in General Corporate and Other. The charge and credit rates are determined using the FTP rate curve, which is based on an estimate of Fifth Third’s marginal borrowing cost in the wholesale funding markets. The FTP curve is constructed using the U.S. swap curve, brokered CD pricing and unsecured debt pricing. The Bancorp’s FTP methodology was not adjusted during the years ended December 31, 2022, 2021 and 2020.

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
211 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Institutional Services provides advisory services for institutional clients including middle market businesses, non-profits, states and municipalities.

The following tables present the results of operations and assets by business segment for the years ended December 31:

2022 ($ in millions)	Commercial Banking		Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$2,542		3,131	262	(326)		—		5,609
Provision for credit losses	33		139	—	391		—		563
Net interest income after provision for credit losses	2,509		2,992	262	(717)		—		5,046
Noninterest income:
Service charges on deposits	372		216	1	—		—		589
Wealth and asset management revenue	3		204	540	—		(177)	(a)	570
Commercial banking revenue	563		3	1	(2)		—		565
Card and processing revenue	87		308	2	12		—		409
Leasing business revenue	237	(c)	—	—	—		—		237
Mortgage banking net revenue	—		214	1	—		—		215
Other noninterest income(b)	111		110	—	44		—		265
Securities losses, net	(33)		—	—	(49)		—		(82)
Securities losses, net -non-qualifying hedges on MSRs	—		(2)	—	—		—		(2)
Total noninterest income	1,340		1,053	545	5		(177)		2,766
Noninterest expense:
Compensation and benefits	639		828	218	869		—		2,554
Technology and communications	11		22	1	382		—		416
Net occupancy expense(d)	40		196	13	58		—		307
Equipment expense	27		38	—	80		—		145
Leasing business expense	131		—	—	—		—		131
Marketing expense	5		58	1	54		—		118
Card and processing expense	11		72	1	(4)		—		80
Other noninterest expense	959		1,175	322	(1,311)		(177)		968
Total noninterest expense	1,823		2,389	556	128		(177)		4,719
Income (loss) before income taxes	2,026		1,656	251	(840)		—		3,093
Applicable income tax expense (benefit)	377		347	53	(130)		—		647
Net income (loss)	1,649		1,309	198	(710)		—		2,446
Total goodwill	$2,324		2,365	226	—		—		4,915
Total assets	$83,535		83,697	14,253	25,967	(e)	—		207,452
(a)Revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking are eliminated in the Consolidated Statements of Income.
(b)Includes impairment charges of $6 recorded in Consumer and Small Business Banking and $3 recorded in General Corporate and Other for bank premises and equipment. For more information, refer to Note 7 and Note 28.
(c)Includes impairment charges of $2 for operating lease equipment. For more information, refer to Note 8 and Note 28.
(d)Includes impairment losses and termination charges of $2 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(e)Includes bank premises and equipment of $24 classified as held for sale. For more information, refer to Note 7.
212 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2021 ($ in millions)	Commercial Banking		Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,596		1,685	88	1,401		—		4,770
(Benefit from) provision for credit losses	(597)		120	(1)	101		—		(377)
Net interest income after (benefit from) provision for credit losses	2,193		1,565	89	1,300		—		5,147
Noninterest income:
Service charges on deposits	385		214	1	—		—		600
Wealth and asset management revenue	2		206	558	—		(180)	(a)	586
Commercial banking revenue	633		2	2	—		—		637
Card and processing revenue	78		312	2	10		—		402
Leasing business revenue	300	(c)	—	—	—		—		300
Mortgage banking net revenue	—		267	3	—		—		270
Other noninterest income(b)	91		108	4	129		—		332
Securities (losses) gains, net	8		—	—	(15)		—		(7)
Securities losses, net -non-qualifying hedges on MSRs	—		(2)	—	—		—		(2)
Total noninterest income	1,497		1,107	570	124		(180)		3,118
Noninterest expense:
Compensation and benefits	644		833	205	944		—		2,626
Technology and communications	17		16	1	354		—		388
Net occupancy expense(d)	37		197	15	63		—		312
Equipment expense	26		38	—	74		—		138
Leasing business expense	137		—	—	—		—		137
Marketing expense	7		41	2	57		—		107
Card and processing expense	7		85	1	(4)		—		89
Other noninterest expense	898		1,185	316	(1,268)		(180)		951
Total noninterest expense	1,773		2,395	540	220		(180)		4,748
Income before income taxes	1,917		277	119	1,204		—		3,517
Applicable income tax expense	363		57	25	302		—		747
Net income	1,554		220	94	902		—		2,770
Total goodwill	$1,980		2,303	231	—		—		4,514
Total assets	$75,387		85,455	13,836	36,438	(e)	—		211,116
(a)Revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking are eliminated in the Consolidated Statements of Income.
(b)Includes impairment charges of $6 recorded in Consumer and Small Business Banking and $1 recorded in General Corporate and Other for bank premises and equipment. For more information, refer to Note 7 and Note 28.
(c)Includes impairment charges of $25 for operating lease equipment. For more information, refer to Note 8 and Note 28.
(d)Includes impairment losses and termination charges of $3 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(e)Includes bank premises and equipment of $24 classified as held for sale. For more information, refer to Note 7.

213 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020 ($ in millions)	Commercial Banking		Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$2,009		1,942	139	692		—		4,782
Provision for (benefit from) credit losses	1,086		229	3	(221)		—		1,097
Net interest income after provision for (benefit from) credit losses	923		1,713	136	913		—		3,685
Noninterest income:
Service charges on deposits	358		200	1	—		—		559
Wealth and asset management revenue	3		172	498	—		(153)	(a)	520
Commercial banking revenue	527		2	2	(3)		—		528
Card and processing revenue	68		269	2	13		—		352
Leasing business revenue	276	(c)	—	—	—		—		276
Mortgage banking net revenue	—		315	5	—		—		320
Other noninterest income(b)	101		78	18	14		—		211
Securities gains, net	—		—	—	62		—		62
Securities gains, net -non-qualifying hedges on MSRs	—		2	—	—		—		2
Total noninterest income	1,333		1,038	526	86		(153)		2,830
Noninterest expense:
Compensation and benefits	606		821	218	945		—		2,590
Technology and communications	13		12	1	336		—		362
Net occupancy expense(d)	32		185	12	121		—		350
Equipment expense	27		41	1	61		—		130
Leasing business expense	140		—	—	—		—		140
Marketing expense	9		34	2	59		—		104
Card and processing expense	7		116	1	(3)		—		121
Other noninterest expense	975		1,090	298	(1,289)		(153)		921
Total noninterest expense	1,809		2,299	533	230		(153)		4,718
Income before income taxes	447		452	129	769		—		1,797
Applicable income tax expense	49		95	27	199		—		370
Net income	398		357	102	570		—		1,427
Total goodwill	$1,980		2,047	231	—		—		4,258
Total assets	$71,801		77,169	12,466	43,244	(e)	—		204,680
(a)Revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking are eliminated in the Consolidated Statements of Income.
(b)Includes impairment charges of $15 recorded in Consumer and Small Business Banking and $15 recorded in General Corporate and Other for bank premises and equipment. For more information, refer to Note 7.
(c)Includes impairment charges of $7 for operating lease equipment. For more information, refer to Note 8.
(d)Includes impairment losses and termination charges of $8 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(e)Includes bank premises and equipment of $35 classified as held for sale. For more information, refer to Note 7.

32. Subsequent Event
On January 20, 2023, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp paid $200 million on January 24, 2023 to repurchase shares of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its Board-approved 100 million share repurchase program previously announced on June 18, 2019. The Bancorp expects the settlement of the transaction to occur on or before March 30, 2023.

214 Fifth Third Bancorp

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

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2022. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2022. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2022. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2022. This report appears on page 216 of the annual report.

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

/s/ Timothy N. Spence	/s/ James C. Leonard
Timothy N. Spence	James C. Leonard
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 24, 2023	February 24, 2023

215 Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Fifth Third Bancorp:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Bancorp and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2023
216 Fifth Third Bancorp

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “INFORMATION ABOUT OUR EXECUTIVE OFFICERS.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “Election of Directors” of the Bancorp’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “Corporate Governance” and “Board of Directors, Its Committees, Meetings, and Functions” of the Bancorp’s Proxy Statement for the 2023 Annual Meeting of Shareholders. Fifth Third’s Code of Business Conduct and Ethics is available on Fifth Third’s corporate website at www.53.com. In addition, any future amendments to, or waivers from, a provision of the Fifth Third Code of Business Conduct and Ethics that applies to Fifth Third’s directors or executive officers (including Fifth Third’s principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

The information required by this item concerning Delinquent Section 16(a) Reports is incorporated herein by reference under the caption “Delinquent Section 16(a) Reports” of the Bancorp’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference under the captions “Compensation Discussion and Analysis,” “Compensation of Named Executive Officers,” “Board of Directors Compensation,” “CEO Pay Ratio,” “Human Capital and Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of the Bancorp’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “Certain Beneficial Owners,” “Election of Directors,” “Compensation Discussion and Analysis,” “Board of Directors Compensation,” and “Compensation of Named Executive Officers” of the Bancorp’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 25 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference under the captions “Certain Transactions”, “Election of Directors”, “Corporate Governance” and “Board of Directors, Its Committees, Meetings, and Functions” of the Bancorp’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference under the caption “Principal Independent External Audit Firm Fees” of the Bancorp’s Proxy Statement for the 2023 Annual Meeting of Shareholders. The Bancorp’s principal independent external audit firm is Deloitte & Touche LLP, whose PCAOB Firm ID is 34.

217 Fifth Third Bancorp

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pages
Public Accounting Firm	118, 216
Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	120
Notes to Consolidated Financial Statements	126

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

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021.
3.2	Regulations of Fifth Third Bancorp, as Amended as of April 12, 2022. Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2022.
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

4.8
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

4.11
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

4.12
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

4.15
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

4.18
Fourth Supplemental Indenture dated as of July 27, 2015 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2015.

4.19
Fifth Supplemental Indenture dated as of June 15, 2017 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2017.

4.20
Sixth Supplemental Indenture dated as of March 14, 2018 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2018.

218 Fifth Third Bancorp

4.21	Form of 3.950% Senior Notes due 2028. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2018.
4.22
Seventh Supplemental Indenture dated as of June 5, 2018 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2018.

4.23
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

4.24
Eighth Supplemental Indenture dated as of January 25, 2019 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2019.

4.25	Form of 3.650% Senior Notes due 2024. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2019.
4.26
Second Amended and Restated Deposit Agreement, dated as of August 26, 2019, among Fifth Third Bancorp, as issuer, and American Stock Transfer & Trust Company, LLC, as depositary, transfer agent and registrar, and the holders from time to time of the depositary receipts issued. Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed with the SEC on August 26, 2019.

4.27
Form of depositary receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.34). Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed with the SEC on August 26, 2019.

4.28
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

4.29
Form of Certificate Representing the 4.95% Non-Cumulative Perpetual Preferred Stock, Series K, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2019.

4.30
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

4.32	Form of 2.375% Senior Notes due 2025. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2019.
4.33
Tenth Supplemental Indenture dated as of May 5, 2020 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2020.

4.34	Form of 1.625% Senior Notes due 2023. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2020.
4.35	Form of 2.550% Senior Notes due 2027. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2020.
4.36
Form of Certificate Representing the 4.500% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series L, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2020.

4.37
Deposit Agreement dated July 30, 2020, between Fifth Third Bancorp, as issuer, American Stock Transfer & Trust Company, LLC, as depositary, transfer agent and registrar, and the holders from time to time of depositary receipts issued. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2020.

4.38
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

4.40	Form of 1.707% Fixed Rate/Floating Rate Senior Notes due 2027. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2021.
4.41
Twelfth Supplemental Indenture dated as of April 25, 2022 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2022.

4.42	Form of 4.055% Fixed Rate/Floating Rate Senior Notes due 2028. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2022.
4.43	Form of 4.337% Fixed Rate/Floating Rate Senior Notes due 2033. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2022.
4.44
Thirteenth Supplemental Indenture dated as of July 28, 2022 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee, as amended by Article 4 of the Twelfth Supplemental Indenture dated April 25, 2022 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2022.

4.45	Form of 4.772% Fixed Rate/Floating Rate Senior Notes due 2030. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2022.
4.46
Fourteenth Supplemental Indenture dated as of October 27, 2022 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee, as amended by Article 4 of the Twelfth Supplemental Indenture dated April 25, 2022 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2022.

4.47	Form of 6.361% Fixed Rate/Floating Rate Senior Notes due 2028. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2022.
4.48	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
4.49	Description of Registrant’s Securities. Incorporated by reference to Exhibit 4.44 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2022.
219 Fifth Third Bancorp

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

10.13	Fifth Third Bancorp 2011 Incentive Compensation Plan. Incorporated by reference to Annex 1 to the Registrant’s Proxy Statement dated March 10, 2011.*
10.14
First Amendment to the Fifth Third Bancorp 2011 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.15	Fifth Third Bancorp 2014 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 6, 2014.*
10.16
First Amendment to the Fifth Third Bancorp 2014 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.17	Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 9, 2017.*
10.18
First Amendment to the Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.19
Fifth Third Bancorp 2019 Incentive Compensation Plan. Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-8 Registration Statement filed on April 16, 2019 (Registration Statement No. 333-230900).*

10.20	Fifth Third Bancorp 2021 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement filed on March 2, 2021.*
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

10.29	Fifth Third Bank, National Association Executive Severance Benefits Plan. Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 23, 2021.*
10.30	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*
10.31	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.32	Restricted Stock Unit Agreement (for Directors). Incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.33
Master Confirmation for accelerated share repurchase transaction between Fifth Third Bancorp and Deutsche Bank AG, London Branch, with Deutsche Bank Securities Inc. acting as agent. Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.**

220 Fifth Third Bancorp

10.34
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

10.37
Master Confirmation, dated January 22, 2015, and Supplemental Confirmation, for accelerated share repurchase transaction dated January 22, 2015 between Fifth Third Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015.**

10.38	Bancorp Director Pay Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016.*
10.39	2016 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.40
2017 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.41	Long-Term Incentive Award Overview February 2017 Grants. Incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.42
Restricted Stock Unit Grant Agreement (for Directors) for Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.*

10.43
2018 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*

10.44	Long-Term Incentive Award Overview 2018 Grants. Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*
10.45	2018 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.*
10.46
2018 Long-Term Incentive Compensation Program Overview February 2019 Grants. Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.47	2019 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*
10.48	2019 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*
10.49
2019 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.50
2019 Long-Term Incentive Compensation Program Overview February 2020 Grants. Incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10.51	2020 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.52	2020 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.53
2020 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10.54	2019 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.55	2020 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.*
10.56
2020 Long-Term Incentive Compensation Program Overview February 2021 Grants. Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10.57	2021 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*
10.58	2021 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*
10.59
2021 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10.60	2021 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.*
10.61
2021 Long-Term Incentive Compensation Program Overview February 2022 Grants. Incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*

10.62	2022 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*
10.63	2022 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*
10.64
2022 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*

10.65	2022 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.
10.66	2022 Long-Term Incentive Compensation Program Overview February 2023 Grants.*
10.67	2023 Performance Share Award Agreement.*
221 Fifth Third Bancorp

10.68	2023 Restricted Stock Unit Agreement (for Executive Officers).*
10.69	2023 Stock Appreciation Right Award Agreement (for Executive Officers).*
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

10.72	Supplemental Confirmation dated December 6, 2022, to Master Confirmation dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC.***
10.73	Supplemental Confirmation dated January 20, 2023, to Master Confirmation dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC.***
21	Fifth Third Bancorp Subsidiaries, as of February 15, 2023.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INSXBRL	Instance Document.
101.SCHXBRL	Taxonomy Extension Schema Document.
101.CALXBRL	Taxonomy Extension Calculation Linkbase Document.
101.DEFXBRL	Taxonomy Extension Definition Linkbase Document.
101.LABXBRL	Taxonomy Extension Label Linkbase Document.
101.PREXBRL	Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
222 Fifth Third Bancorp

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
Registrant

/s/ Timothy N. Spence
Timothy N. Spence
President and CEO
Principal Executive Officer
February 24, 2023

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 24, 2023 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

/s/ Timothy N. Spence
Timothy N. Spence
President and CEO
Principal Executive Officer

/s/ James C. Leonard
James C. Leonard
Executive Vice President and CFO
Principal Financial Officer

/s/ Mark D. Hazel
Mark D. Hazel
Executive Vice President and Controller
Principal Accounting Officer

DIRECTORS:

/s/ Greg D. Carmichael
Greg D. Carmichael
Executive Chairman

/s/ Nicholas K. Akins
Nicholas K. Akins
Lead Independent Director

/s/ B. Evan Bayh III
B. Evan Bayh III

/s/ Jorge L. Benitez
Jorge L. Benitez

/s/ Katherine B. Blackburn
Katherine B. Blackburn

/s/ Emerson L. Brumback
Emerson L. Brumback

/s/ Linda W. Clement-Holmes
Linda W. Clement-Holmes

/s/ C. Bryan Daniels
C. Bryan Daniels

/s/ Mitchell S. Feiger
Mitchell S. Feiger

/s/ Thomas H. Harvey
Thomas H. Harvey

/s/ Gary R. Heminger
Gary R. Heminger

/s/ Jewell D. Hoover
Jewell D. Hoover

/s/ Eileen A. Mallesch
Eileen A. Mallesch

/s/ Michael B. McCallister
Michael B. McCallister

/s/ Timothy N. Spence
Timothy N. Spence

/s/ Marsha C. Williams
Marsha C. Williams
223 Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)
	Interest-Earning Assets
Year	Loans and Leases	Other Short-Term Investments	Investment Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets
2022	$120,561	12,419	53,346	186,326	3,093	19,490	206,929
2021	114,117	33,243	37,018	184,378	3,055	21,050	206,324
2020	114,411	21,935	36,342	172,688	2,978	20,933	194,230
2019	107,794	2,140	35,470	145,404	2,748	16,903	163,936
2018	93,876	1,476	33,553	128,905	2,200	12,203	142,183
2017	92,731	1,390	32,172	126,293	2,224	13,236	140,527
2016	94,320	1,866	30,099	126,285	2,303	14,870	142,173
2015	93,339	3,258	26,987	123,584	2,608	15,100	139,999
2014	91,127	3,043	21,823	115,993	2,892	14,443	131,847
2013	89,093	2,417	16,444	107,954	2,482	15,025	123,704

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)
	Deposits
Year	Demand	Interest Checking	Savings	Money Market	Certificates of Deposit(a)	Foreign Office and Other	Total	Short-Term Borrowings(b)	Total
2022	$60,185	45,835	23,445	29,326	4,030	170	162,991	4,925	167,916
2021	62,028	45,850	20,531	30,631	3,744	164	162,948	1,440	164,388
2020	47,111	46,890	16,440	29,879	7,455	256	148,031	2,094	150,125
2019	34,343	36,658	14,041	25,879	9,974	474	121,369	2,313	123,682
2018	32,634	29,818	13,330	21,769	6,532	839	104,922	3,120	108,042
2017	35,093	26,382	13,958	20,231	6,335	665	102,664	3,715	106,379
2016	35,862	25,143	14,346	19,523	6,745	830	102,449	3,351	105,800
2015	35,164	26,160	14,951	18,152	6,920	874	102,221	2,641	104,862
2014	31,755	25,382	16,080	14,670	7,691	1,828	97,406	2,331	99,737
2013	29,925	23,582	18,440	9,467	10,099	1,518	93,031	3,527	96,558

INCOME FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
						Per Share
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared
2022	$6,587	978	2,766	4,719	2,330	3.38	3.35	1.26
2021	5,211	441	3,118	4,748	2,659	3.78	3.73	1.14
2020	5,572	790	2,830	4,718	1,323	1.84	1.83	1.08
2019	6,254	1,457	3,536	4,660	2,419	3.38	3.33	0.94
2018	5,183	1,043	2,790	3,958	2,118	3.11	3.06	0.74
2017	4,489	691	3,224	3,782	2,105	2.86	2.81	0.60
2016	4,193	578	2,696	3,737	1,472	1.92	1.91	0.53
2015	4,028	495	3,003	3,643	1,610	2.00	1.97	0.52
2014	4,030	451	2,473	3,619	1,384	1.65	1.63	0.51
2013	3,973	412	3,227	3,978	1,799	2.05	2.02	0.47

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
		Equity
Year	Common Shares Outstanding	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total	Book Value Per Share	Allowance for Loan and Lease Losses
2022	683,385,880	$2,051	2,116	3,684	21,689	(5,110)	(7,103)	17,327	22.26	2,194
2021	682,777,664	2,051	2,116	3,624	20,236	1,207	(7,024)	22,210	29.43	1,892
2020	712,760,325	2,051	2,116	3,635	18,384	2,601	(5,676)	23,111	29.46	2,453
2019	708,915,629	2,051	1,770	3,599	18,315	1,192	(5,724)	21,203	27.41	1,202
2018	646,630,857	2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	23.07	1,103
2017	693,804,893	2,051	1,331	2,790	14,957	73	(5,002)	16,200	21.43	1,196
2016	750,479,299	2,051	1,331	2,756	13,290	59	(3,433)	16,054	19.62	1,253
2015	785,080,314	2,051	1,331	2,666	12,224	197	(2,764)	15,705	18.31	1,272
2014	824,046,952	2,051	1,331	2,646	11,034	429	(1,972)	15,519	17.22	1,322
2013	855,305,745	2,051	1,034	2,561	10,156	82	(1,295)	14,589	15.85	1,582
(a) Includes CDs $250,000 or less and CDs over $250,000.
(b) Includes federal funds purchased and other short-term borrowings.

224 Fifth Third Bancorp

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP DIRECTORS	FIFTH THIRD BANCORP OFFICERS	REGIONAL PRESIDENTS
Greg D. Carmichael	Timothy N. Spence
Michael Ash
David Briggs
Timothy Elsbrock
Lee Fite
David Girodat
Kimberly Halbauer
Mark Heckler
Francie Henry
Randy Koporc
Tom Partridge
Cary Putrino
Jim Weiss
Thomas G. Welch, Jr.
Joseph Yurosek

FIFTH THIRD BANCORP BOARD COMMITTEES

Audit Committee
Eileen A. Mallesch, Chair
Katherine B. Blackburn
Thomas H. Harvey
Jewell D. Hoover
Michael B. McCallister

Finance Committee
Gary R. Heminger, Chair
Nicholas K. Akins
Jorge L. Benitez
Emerson L. Brumback
Thomas H. Harvey
Eileen A. Mallesch
Michael B. McCallister
Marsha C. Williams

Human Capital and Compensation Committee
Michael B. McCallister, Chair
Nicholas K. Akins
Emerson L. Brumback
Gary R. Heminger
Eileen A. Mallesch
Marsha C. Williams

Nominating and Corporate Governance Committee
Thomas H. Harvey, Chair
Nicholas K. Akins
B. Evan Bayh, III
Jorge L. Benitez
Katherine B. Blackburn
Marsha C. Williams

Risk and Compliance Committee
Emerson L. Brumback, Chair
Linda W. Clement-Holmes
C. Bryan Daniels
Gary R. Heminger
Jewell D. Hoover
Eileen A. Mallesch

Technology Committee
Jorge L. Benitez, Chair
B. Evan Bayh, III
Linda W. Clement-Holmes
C. Bryan Daniels
Thomas H. Harvey

Executive Chairman	President & Chief Executive Officer
Fifth Third Bancorp
Greg D.Carmichael
Nicholas K. Akins, Lead Director	Executive Chairman
Executive Chair
American Electric Power Company	Kristine R. Garrett Executive Vice President, Group Regional President & Head of Wealth & Asset Management

B. Evan Bayh, III Senior Advisor Apollo Global Management

Jorge L. Benitez Retired Chief Executive Officer North America of Accenture plc	Kala J. Gibson Executive Vice President & Chief Corporate Responsibility Officer

Katherine B. Blackburn Executive Vice President Cincinnati Bengals, Inc.	Howard Hammond Executive Vice President & Head of Consumer Bank

Emerson L. Brumback Retired President & Chief Operating Officer M&T Bank	Mark D. Hazel Executive Vice President & Controller

Linda W. Clement-Holmes Retired Chief Information Officer The Procter & Gamble Company	Kevin P. Lavender Executive Vice President & Head of Commercial Bank

C. Bryan Daniels Founding Partner Prairie Capital	James C. Leonard Executive Vice President & Chief Financial Officer

Mitchell S. Feiger Retired CEO and President MB Financial, Inc.	Nancy C. Pinckney Executive Vice President & Chief Human Resource Officer

Thomas H. Harvey Chief Executive Officer Energy Innovation: Policy and Technology, LLC	Jude A. Schramm Executive Vice President & Chief Information Officer

Gary R. Heminger Retired Chief Executive Officer & Chairman Marathon Petroleum Corporation	Robert P. Shaffer Executive Vice President & Chief Risk Officer

Jewell D. Hoover Retired Senior Official Comptroller of the Currency	Richard L. Stein Executive Vice President & Chief Credit Officer

Eileen A. Mallesch Retired Chief Financial Officer Nationwide Property & Casualty Segment, Nationwide Mutual Insurance Company	Melissa S. Stevens Executive Vice President & Chief Marketing Officer

Michael B. McCallister Retired Chairman & Chief Executive Officer Humana, Inc.	Susan B. Zaunbrecher Executive Vice President & Chief Legal Officer

Timothy N. Spence President & Chief Executive Officer Fifth Third Bancorp

Marsha C. Williams Retired Chief Financial Officer Orbitz Worldwide, Inc

225 Fifth Third Bancorp