Form 10-Q
period 2023-03-31
FIFTH THIRD BANCORP
filed 2023-05-09
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
Commission File Number 001-33653

(Exact name of Registrant as specified in its charter)

Ohio	31-0854434
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
38 Fountain Square Plaza
Cincinnati, Ohio 45263
(Address of principal executive offices)
Registrant’s telephone number, including area code: (800) 972-3030
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
There were 680,716,026 shares of the Registrant’s common stock, without par value, outstanding as of April 30, 2023.

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

ACL: Allowance for Credit Losses	FTS: Fifth Third Securities, Inc.
AFS: Available-For-Sale	GDP: Gross Domestic Product
ALCO: Asset Liability Management Committee	GNMA: Government National Mortgage Association
ALLL: Allowance for Loan and Lease Losses	HTM: Held-To-Maturity
AOCI: Accumulated Other Comprehensive Income (Loss)	IPO: Initial Public Offering
APR: Annual Percentage Rate	IRC: Internal Revenue Code
ARM: Adjustable Rate Mortgage	IRLC: Interest Rate Lock Commitment
ASC: Accounting Standards Codification	ISDA: International Swaps and Derivatives Association, Inc.
ASU: Accounting Standards Update	LIBOR: London Interbank Offered Rate
ATM: Automated Teller Machine	LIHTC: Low-Income Housing Tax Credit
BHC: Bank Holding Company	LLC: Limited Liability Company
BOLI: Bank Owned Life Insurance	LTV: Loan-to-Value Ratio
bps: Basis Points	MD&A: Management’s Discussion and Analysis of Financial
CD: Certificate of Deposit	Condition and Results of Operations
CDC: Fifth Third Community Development Corporation and Fifth Third	MSR: Mortgage Servicing Right
Community Development Company, LLC	N/A: Not Applicable
CECL: Current Expected Credit Loss	NII: Net Interest Income
CET1: Common Equity Tier 1	NM: Not Meaningful
CFPB: United States Consumer Financial Protection Bureau	OAS: Option-Adjusted Spread
C&I: Commercial and Industrial	OCC: Office of the Comptroller of the Currency
DCF: Discounted Cash Flow	OCI: Other Comprehensive Income (Loss)
DTCC: Depository Trust & Clearing Corporation	OREO: Other Real Estate Owned
DTI: Debt-to-Income Ratio	PPP: Paycheck Protection Program
ERM: Enterprise Risk Management	ROU: Right-of-Use
ERMC: Enterprise Risk Management Committee	SBA: Small Business Administration
EVE: Economic Value of Equity	SEC: United States Securities and Exchange Commission
FASB: Financial Accounting Standards Board	SOFR: Secured Overnight Financing Rate
FDIC: Federal Deposit Insurance Corporation	TBA: To Be Announced
FHA: Federal Housing Administration	TDR: Troubled Debt Restructuring
FHLB: Federal Home Loan Bank	TILA: Truth in Lending Act
FHLMC: Federal Home Loan Mortgage Corporation	U.S.: United States of America
FICO: Fair Isaac Corporation (credit rating)	USD: United States Dollar
FINRA: Financial Industry Regulatory Authority	U.S. GAAP: United States Generally Accepted Accounting
FNMA: Federal National Mortgage Association	Principles
FOMC: Federal Open Market Committee	VA: United States Department of Veterans Affairs
FRB: Federal Reserve Bank	VIE: Variable Interest Entity
FTE: Fully Taxable Equivalent	VRDN: Variable Rate Demand Note
FTP: Funds Transfer Pricing

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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2023, the Bancorp had $209 billion in assets and operated 1,069 full-service banking centers and 2,118 Fifth Third branded ATMs in eleven states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on three business segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, refer to the Glossary of Abbreviations and Acronyms in this report for a list of terms included as a tool for the reader of this Quarterly Report on Form 10-Q. The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2023, net interest income on an FTE basis and noninterest income provided 69% and 31% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three months ended March 31, 2023. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from commercial banking revenue, wealth and asset management revenue, service charges on deposits, card and processing revenue, mortgage banking net revenue, leasing business revenue, other noninterest income and net securities gains or losses. Noninterest expense includes compensation and benefits, technology and communications, net occupancy expense, equipment expense, leasing business expense, marketing expense, card and processing expense and other noninterest expense.

Current Economic Conditions
Economic activity expanded at a modest pace in the first quarter of 2023. The labor market has remained strong and inflation has remained elevated. In response to persistent inflationary pressures, the FRB has raised benchmark interest rates by 500 basis points since March 2022 and has signaled they will continue to monitor the cumulative economic effects of their policy actions, including tighter credit conditions for households and businesses, when determining future monetary actions. Amidst the rapid rate increases, several financial markets have experienced heightened volatility.

Changes in interest rates can affect numerous aspects of the Bancorp’s business and may impact the Bancorp’s future performance. If financial markets remain volatile, this may impact the future performance of various segments of the Bancorp’s business, including the value

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
of the Bancorp’s investment securities portfolio. The Bancorp continues to closely monitor the pace of inflation and the impacts of inflation on the broader market.

The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank and First Republic Bank have generated significant market volatility and have increased regulatory and market focus on the liquidity, asset-liability management and unrealized securities losses of banks. In March 2023, the FRB started the Bank Term Funding Program, which makes additional funding available to eligible depository institutions. The Bancorp continues to monitor regulatory changes related to these developments.

For further discussion on current economic conditions, refer to the Credit Risk Management subsection of the Risk Management section of MD&A. Additionally, refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A for additional information about the Bancorp’s interest rate risk management activities.

Accelerated Share Repurchase Transaction
During the three months ended March 31, 2023, the Bancorp entered into and settled an accelerated share repurchase transaction. As part of the transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreement. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

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

On March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) into law. The LIBOR Act offers a federal solution for transitioning legacy instruments that lack sufficient provisions addressing LIBOR’s cessation by outlining a uniform process to govern the transition from LIBOR to a replacement rate. The LIBOR Act also establishes a safe harbor for lenders, shielding lenders from litigation as a result of their choice of a replacement rate (such as SOFR) per FRB recommendations. On December 16, 2022, the FRB issued its final regulations which carry out the terms of the LIBOR Act, which became effective on February 27, 2023. These regulations: (i) address the applicability of the LIBOR Act to various LIBOR contracts, (ii) identify the FRB-selected benchmark replacements for various types of LIBOR contracts, (iii) include certain benchmark replacement conforming changes, (iv) address the issue of preemption and (v) provide other clarifications, definitions and information.

The Bancorp’s LIBOR transition plan is organized around key work streams, including continued engagement with central banks and industry working groups and regulators, active client engagement, comprehensive review of legacy documentation, internal operational and technological readiness, and risk management, among other things, to facilitate the transition to alternative reference rates.

The Bancorp has discontinued entering into new LIBOR-based contracts in accordance with regulatory guidance, except for permissible limited use, such as part of hedging and risk management programs. During the fourth quarter of 2021, the Bancorp expanded its offering of alternative reference rate products, including SOFR. In addition, the Bancorp is continuing its transition of existing LIBOR-based exposures to an appropriate alternative reference rate on or before June 30, 2023. As of March 31, 2023, the Bancorp had substantial exposure to LIBOR-based products throughout several of its lines of business. These exposures included derivative contracts with a total notional value of approximately $87 billion, loans outstanding of approximately $18 billion, preferred stock of approximately $1.4 billion and long-term debt of approximately $62 million. The Bancorp currently estimates that approximately 5% of the existing exposures will mature before June 30, 2023. For the contracts that will not mature prior to June 30, 2023, an additional portion of these contracts is subject to contractual terms specifying alternative reference rates (“fallback provisions”) that would become effective upon cessation of LIBOR’s publication. Existing exposures without fallback provisions are expected to either be amended prior to June 30, 2023 to include such provisions or to transition to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
an alternative reference rate pursuant to the terms of the LIBOR Act and its related regulations. The Bancorp does not expect the cessation of LIBOR on June 30, 2023 to have a material impact on its financial results.

For a further discussion of the various risks the Bancorp faces in connection with the replacement of LIBOR on its operations, see “Risk Factors—Market Risks—The replacement of LIBOR could adversely affect Fifth Third’s revenue or expenses and the value of those assets or obligations.” in Item 1A. Risk Factors of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 1: Earnings Summary
	For the three months ended March 31,		%
($ in millions, except for per share data)	2023	2022	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,517	1,195	27
Net interest income (FTE)(a)(b)	1,522	1,198	27
Noninterest income	696	684	2
Total revenue (FTE)(a)(b)	2,218	1,882	18
Provision for credit losses	164	45	264
Noninterest expense	1,331	1,222	9
Net income	558	494	13
Net income available to common shareholders	535	474	13
Common Share Data
Earnings per share - basic	$0.78	0.69	13
Earnings per share - diluted	0.78	0.68	15
Cash dividends declared per common share	0.33	0.30	10
Book value per share	23.87	26.33	(9)
Market value per share	26.64	43.04	(38)
Financial Ratios
Return on average assets	1.10%	0.96	15
Return on average common equity	13.7	10.0	37
Return on average tangible common equity(b)	20.5	13.4	53
Dividend payout	42.3	43.5	(3)
(a)Amounts presented on an FTE basis. The FTE adjustments were $5 and $3 for the three months ended March 31, 2023 and 2022, respectively.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
The Bancorp’s net income available to common shareholders for the first quarter of 2023 was $535 million, or $0.78 per diluted share, which was net of $23 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the first quarter of 2022 was $474 million, or $0.68 per diluted share, which was net of $20 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.5 billion for the three months ended March 31, 2023, an increase of $324 million compared to the same period in the prior year. Net interest income benefited from increases in market interest rates, resulting in increases in yields on average loans and leases and average other short-term investments for the three months ended March 31, 2023 compared to the same period in the prior year. Net interest income also benefited from increases in average taxable securities, average commercial and industrial loans and average other consumer loans for the three months ended March 31, 2023 compared to the same period in the prior year. These positive impacts were partially offset by increases in rates paid on average interest-bearing core deposits and average long-term debt as well as increases in the average balances of FHLB advances and CDs over $250,000 for the three months ended March 31, 2023 compared to the same period in the prior year. Net interest margin on an FTE basis (non-GAAP) was 3.29% for the three months ended March 31, 2023 compared to 2.59% for the comparable period in the prior year.

The provision for credit losses was $164 million and $45 million for the three months ended March 31, 2023 and 2022, respectively. Provision expense increased for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by an increase in net charge-offs and other factors which caused an increase in the ACL from December 31, 2022, including higher period-end loan and lease balances and increases to specific reserves on individually evaluated commercial loans. The increase in period-end loan and lease balances was primarily driven by commercial and industrial loan growth and originations of point-of-sale solar energy installation loans. Net losses charged off as a percent of average portfolio loans and leases were 0.26% and 0.12% for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.51% and 0.44%, respectively. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income increased $12 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to increases in commercial banking revenue, securities gains and mortgage banking net revenue, partially offset by decreases in other noninterest income and service charges on deposits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest expense increased $109 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to increases in compensation and benefits expense, other noninterest expense, technology and communications expense and marketing expense.

For more information on net interest income, provision expense, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of March 31, 2023. As of March 31, 2023, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 9.28%;
•Tier 1 risk-based capital ratio: 10.53%;
•Total risk-based capital ratio: 12.64%;
•Leverage ratio: 8.67%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
NON-GAAP FINANCIAL MEASURES
The following are non-GAAP financial measures which provide useful insight to the reader of the Condensed Consolidated Financial Statements but should be supplemental to primary U.S. GAAP measures and should not be read in isolation or relied upon as a substitute for the primary U.S. GAAP measures. The Bancorp encourages readers to consider the Condensed Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

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

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended March 31,
($ in millions)	2023	2022
Net interest income (U.S. GAAP)	$1,517	1,195
Add: FTE adjustment	5	3
Net interest income on an FTE basis (1)	$1,522	1,198
Net interest income on an FTE basis (annualized) (2)	6,173	4,859

Interest income (U.S. GAAP)	$2,213	1,289
Add: FTE adjustment	5	3
Interest income on an FTE basis	$2,218	1,292
Interest income on an FTE basis (annualized) (3)	8,995	5,240

Interest expense (annualized) (4)	$2,823	381
Noninterest income (5)	696	684
Noninterest expense (6)	1,331	1,222
Average interest-earning assets (7)	187,407	187,894
Average interest-bearing liabilities (8)	129,280	116,764

Ratios:
Net interest margin on an FTE basis (2) / (7)	3.29%	2.59
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.62	2.46
Efficiency ratio on an FTE basis (6) / ((1) + (5))	60.0	64.9
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

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended March 31,
($ in millions)	2023	2022
Net income available to common shareholders (U.S. GAAP)	$535	474
Add: Intangible amortization, net of tax	9	9
Tangible net income available to common shareholders	$544	483
Tangible net income available to common shareholders (annualized) (1)	2,206	1,959

Average Bancorp shareholders’ equity (U.S. GAAP)	$17,977	21,402
Less: Average preferred stock	2,116	2,116
Average goodwill	4,915	4,514
Average intangible assets	163	150
Average tangible common equity (2)	$10,783	14,622

Return on average tangible common equity (1) / (2)	20.5%	13.4
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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	March 31, 2023	December 31, 2022
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$18,364	17,327
Less: Preferred stock	2,116	2,116
Goodwill	4,915	4,915
Intangible assets	157	169
AOCI	(4,245)	(5,110)
Tangible common equity, excluding AOCI (1)	$15,421	15,237
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$17,537	17,353

Total Assets (U.S. GAAP)	$208,657	207,452
Less: Goodwill	4,915	4,915
Intangible assets	157	169
AOCI, before tax	(5,373)	(6,468)
Tangible assets, excluding AOCI (3)	$208,958	208,836

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	8.39%	8.31
Tangible common equity as a percentage of tangible assets (1) / (3)	7.38	7.30

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022.

As further discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, on January 1, 2023, the Bancorp adopted ASU 2022-02 (“Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”). In conjunction with the adoption of this amended guidance, the Bancorp has revised its Critical Accounting Policies for the ALLL as described below. Refer to the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022 for discussion on the accounting policy for the ALLL for periods prior to January 1, 2023. There have been no other material changes to the valuation techniques or models during the three months ended March 31, 2023.

ALLL
The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.

The Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases. Contractual terms are adjusted for expected prepayments but are not extended for expected extensions, renewals or modifications except in circumstances where extension or renewal options are embedded in the original contract and not unconditionally cancellable by the Bancorp. Accrued interest receivable on loans is presented in the Condensed Consolidated Financial Statements as a component of other assets. When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed. The Bancorp follows established policies for placing loans on nonaccrual status, so uncollectible accrued interest receivable is reversed in a timely manner. As a result, the Bancorp has elected not to measure a reserve for accrued interest receivable as part of its ALLL. However, the Bancorp does record a reserve for the portion of accrued interest receivable that it expects to be uncollectible. For additional information on the Bancorp’s accounting policies related to nonaccrual loans and leases, refer to Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million on nonaccrual status are individually evaluated for an ALLL. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan or lease structure (including modifications, if any) and other factors when determining the amount of the ALLL. Other factors may include the borrower’s susceptibility to risks presented by the forecasted macroeconomic environment, the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. Significant management judgment is required when evaluating which of these factors are most relevant in individual circumstances, and when estimating the amount of expected credit losses based on those factors. When loans and leases are individually evaluated, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan or lease given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for individually evaluated loans and leases that are collateral-dependent are measured based on the fair

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
value of the underlying collateral, less expected costs to sell where applicable. Individually evaluated loans and leases that are not collateral-dependent are measured based on the observable market value of the loan or lease or present value of expected cash flows, discounted at the loan’s effective interest rate. Specific allowances on individually evaluated commercial loans and leases are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Bancorp considers loans to be collateral-dependent when it becomes probable that repayment of the loan will be provided through the sale or operation of the collateral instead of from payments made by the borrower. The expected credit losses for these loans are typically estimated based on the fair value of the underlying collateral, less expected costs to sell where applicable. Specific allowances on individually evaluated consumer and residential mortgage loans are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

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

Table 5 presents the components of net interest income, net interest margin and net interest rate spread for the three months ended March 31, 2023 and 2022, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.5 billion for the three months ended March 31, 2023, an increase of $324 million compared to the same period in the prior year. Net interest income benefited from increases in market interest rates, resulting in increases in yields of 222 bps on average loans and leases and 447 bps on average other short-term investments for the three months ended March 31, 2023 compared to the same period in the prior year. Net interest income also benefited from increases in average taxable securities, average commercial and industrial loans and average other consumer loans of $15.7 billion, $5.6 billion and $2.7 billion, respectively, for the three months ended March 31, 2023 compared to the same period in the prior year. These positive impacts were partially offset by increases in rates paid on average interest-bearing core deposits of 163 bps and average long-term debt of 166 bps as well as increases in the average balance of FHLB advances of $4.8 billion and CDs over $250,000 of $4.1 billion for the three months ended March 31, 2023 compared to the same period in the prior year. Interest income recognized from PPP loans decreased to $2 million for the three months ended March 31, 2023 compared to $20 million for the same period in the prior year.

Net interest rate spread on an FTE basis (non-GAAP) was 2.62% for the three months ended March 31, 2023 compared to 2.46% for the comparable period in the prior year. Yields on average interest-earning assets increased 201 bps, partially offset by a 185 bps increase in rates paid on average interest-bearing liabilities for the three months ended March 31, 2023 compared to the same period in the prior year.

Net interest margin on an FTE basis (non-GAAP) was 3.29% for the three months ended March 31, 2023 compared to 2.59% for the comparable period in the prior year. Net interest margin for the three months ended March 31, 2023 was positively impacted by the previously mentioned increase in the net interest rate spread. Net interest margin results are expected to stabilize or decrease modestly as the repricing of the Bancorp’s asset portfolios into higher rates are more than offset by the impact of rising rates on deposits and other interest-bearing liabilities.

Interest income on an FTE basis (non-GAAP) from loans and leases increased $732 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 driven by the previously mentioned increases in market interest rates and average balances of commercial and industrial loans and other consumer loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments increased $194 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the previously mentioned increases in average taxable securities and yields on average other short-term investments.

Interest expense on average core deposits increased $424 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the previously mentioned increase in the cost of average interest-bearing core deposits to 167 bps for the three months ended March 31, 2023 from 4 bps for the three months ended March 31, 2022, as a result of increasing short-term interest rates. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $178 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the previously mentioned increases in the average balances of FHLB advances and CDs over $250,000 as well as an increase in rates paid on average long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three months ended March 31, 2023, average wholesale funding represented 18% of average interest-bearing liabilities, compared to 11% for the three months ended March 31, 2022. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	March 31, 2023			March 31, 2022			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$58,204	920	6.41%	$52,562	427	3.29%	$50	443	493
Commercial mortgage loans	11,121	152	5.54	10,529	78	3.00	5	69	74
Commercial construction loans	5,507	88	6.50	5,371	44	3.29	1	43	44
Commercial leases	2,663	23	3.48	2,943	21	2.85	(2)	4	2
Total commercial loans and leases	$77,495	1,183	6.19	$71,405	570	3.23	$54	559	613
Residential mortgage loans	18,329	153	3.39	20,179	158	3.17	(15)	10	(5)
Home equity	4,006	64	6.47	4,010	35	3.52	—	29	29
Indirect secured consumer loans	16,598	162	3.95	17,136	130	3.08	(4)	36	32
Credit card	1,780	62	14.16	1,691	51	12.31	3	8	11
Other consumer loans	5,407	93	6.95	2,741	41	6.08	45	7	52
Total consumer loans	$46,120	534	4.69	$45,757	415	3.68	$29	90	119
Total loans and leases	$123,615	1,717	5.63%	$117,162	985	3.41%	$83	649	732
Securities:
Taxable	57,110	431	3.06	41,412	289	2.84	117	25	142
Exempt from income taxes(b)	1,404	10	3.11	1,010	6	2.40	2	2	4
Other short-term investments	5,278	60	4.65	28,310	12	0.18	(18)	66	48
Total interest-earning assets	$187,407	2,218	4.80%	$187,894	1,292	2.79%	$184	742	926
Cash and due from banks	3,136			2,962
Other assets	16,687			20,186
Allowance for loan and lease losses	(2,146)			(1,892)
Total assets	$205,084			$209,150
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$48,717	281	2.34%	$48,659	6	0.05%	$—	275	275
Savings deposits	23,107	34	0.59	22,772	1	0.02	—	33	33
Money market deposits	28,420	84	1.20	30,263	2	0.03	—	82	82
Foreign office deposits	143	1	1.91	126	—	0.04	—	1	1
CDs $250,000 or less	5,173	34	2.67	2,376	1	0.12	2	31	33
Total interest-bearing core deposits	$105,560	434	1.67	$104,196	10	0.04	$2	422	424
CDs over $250,000	4,348	44	4.15	254	1	0.85	35	8	43
Federal funds purchased	487	5	4.55	259	—	0.15	—	5	5
Securities sold under repurchase agreements	327	1	0.73	491	—	0.01	—	1	1
FHLB advances	4,803	53	4.44	—	—	0.15	53	—	53
Derivative collateral and other borrowed money	245	3	5.90	399	—	0.31	—	3	3
Long-term debt	13,510	156	4.68	11,165	83	3.02	20	53	73
Total interest-bearing liabilities	$129,280	696	2.18%	$116,764	94	0.33%	$110	492	602
Demand deposits	50,737			64,212
Other liabilities	7,090			6,772
Total liabilities	$187,107			$187,748
Total equity	$17,977			$21,402
Total liabilities and equity	$205,084			$209,150
Net interest income (FTE)(c)		$1,522			$1,198		$74	250	324
Net interest margin (FTE)(c)			3.29%			2.59%
Net interest rate spread (FTE)(c)			2.62			2.46
Interest-bearing liabilities to interest-earning assets			68.98			62.14
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $5 and $3 for the three months ended March 31, 2023 and 2022, respectively.
(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for Credit Losses
The Bancorp provides, as an expense, an amount for expected credit losses within the loan and lease portfolio that is based on factors previously discussed in the Critical Accounting Policies section of MD&A. For a discussion of the factors used to determine the amount provided, as an expense, for expected credit losses within the portfolio of unfunded commitments, refer to the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022. The provision is recorded to bring the ALLL and reserve for unfunded commitments to a level deemed appropriate by the Bancorp to cover losses expected in the portfolios. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Condensed Consolidated Balance Sheets are referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for credit losses was $164 million and $45 million for the three months ended March 31, 2023 and 2022, respectively. Provision expense increased for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by an increase in net charge-offs and other factors which caused an increase in the ACL from December 31, 2022, including higher period-end loan and lease balances and increases to specific reserves on individually evaluated commercial loans. The increase in period-end loan and lease balances was primarily driven by growth in commercial and industrial loans and other consumer loans (primarily point-of-sale solar energy installation loans).

The ALLL increased $21 million from December 31, 2022 to $2.2 billion at March 31, 2023 inclusive of a $49 million reduction from the impact of the adoption of ASU 2022-02 on January 1, 2023. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further information. At March 31, 2023, the ALLL as a percent of portfolio loans and leases decreased to 1.80%, compared to 1.81% at December 31, 2022. The reserve for unfunded commitments increased $16 million from December 31, 2022 to $232 million at March 31, 2023. At March 31, 2023, the ACL as a percent of portfolio loans and leases increased to 1.99%, compared to 1.98% at December 31, 2022.

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

Noninterest Income
Noninterest income increased $12 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

The following table presents the components of noninterest income:

TABLE 6: Components of Noninterest Income
	For the three months ended March 31,
($ in millions)	2023	2022	% Change
Commercial banking revenue	$161	135	19
Wealth and asset management revenue	146	149	(2)
Service charges on deposits	137	152	(10)
Card and processing revenue	100	97	3
Mortgage banking net revenue	69	52	33
Leasing business revenue	57	62	(8)
Other noninterest income	22	52	(58)
Securities gains (losses), net	4	(14)	NM
Securities losses, net – non-qualifying hedges on mortgage servicing rights	—	(1)	(100)
Total noninterest income	$696	684	2

Commercial banking revenue
Commercial banking revenue increased $26 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily driven by increases in loan syndication fees, fixed income sales and trading revenue and merger and acquisition fees, partially offset by a decrease in corporate bond fees.

Wealth and asset management revenue
Wealth and asset management revenue decreased $3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a decrease in private client service fees. The Bancorp’s trust and registered investment advisory businesses had approximately $542 billion and $549 billion in total assets under care as of March 31, 2023 and 2022, respectively, and managed $57 billion and $61 billion in assets for individuals, corporations and not-for-profit organizations as of March 31, 2023 and 2022, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Service charges on deposits
Service charges on deposits decreased $15 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to a decrease in service charges on both commercial and consumer deposits. Service charges on commercial deposits were $100 million for the three months ended March 31, 2023, a decrease of $13 million from the three months ended March 31, 2022 primarily due to higher treasury management earnings credits driven by market interest rates, partially offset by an increase in commercial treasury management fees. Service charges on consumer deposits were $37 million for the three months ended March 31, 2023, a decrease of $2 million from the three months ended March 31, 2022 primarily due to a decrease in consumer deposit fees driven by the elimination of non-sufficient funds fees during 2022.

Card and processing revenue
Card and processing revenue increased $3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to increases in debit and commercial card interchange, driven by higher spend volumes. These increases were partially offset by increased reward costs.

Mortgage banking net revenue
Mortgage banking net revenue increased $17 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

The following table presents the components of mortgage banking net revenue:

TABLE 7: Components of Mortgage Banking Net Revenue
	For the three months ended March 31,
($ in millions)	2023	2022
Origination fees and gains on loan sales	$18	25
Net mortgage servicing revenue:
Gross mortgage servicing fees	83	71
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(32)	(44)
Net mortgage servicing revenue	51	27
Total mortgage banking net revenue	$69	52

Origination fees and gains on loan sales decreased $7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily driven by lower volumes of residential mortgage loan originations, partially offset by mark-to-market gains recognized on held for investment loans measured at fair value during the three months ended March 31, 2023. Residential mortgage loan originations decreased to $1.4 billion for the three months ended March 31, 2023 from $3.5 billion for the three months ended March 31, 2022 primarily due to the impact of higher market interest rates on refinance activity.

The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the Bancorp’s non-qualifying hedging strategy:

TABLE 8: Components of Net Valuation Adjustments on MSRs
	For the three months ended March 31,
($ in millions)	2023	2022
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$21	(181)
Changes in fair value:
Due to changes in inputs or assumptions(a)	(19)	190
Other changes in fair value(b)	(34)	(53)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(32)	(44)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

The Bancorp recognized losses of $53 million for three months ended March 31, 2023 and income of $137 million for the three months ended March 31, 2022 in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The valuation adjustments on the MSR portfolio included a decrease of $19 million and an increase of $190 million for the three months ended March 31, 2023 and 2022, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. Mortgage rates decreased during the three months ended March 31, 2023, which caused an increase in modeled prepayment speeds. There was also a decrease in the modeled OAS assumptions for the three months ended March 31, 2023. The fair value of the MSR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
portfolio decreased $34 million and $53 million as a result of contractual principal payments and actual prepayment activity for the three months ended March 31, 2023 and 2022, respectively.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized gains of an immaterial amount during the three months ended March 31, 2023 and recognized net losses of $1 million during the three months ended March 31, 2022, recorded in securities losses, net – non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced as of March 31, 2023 and 2022 were $120.4 billion and $114.5 billion, respectively, with $103.4 billion and $97.7 billion, respectively, of residential mortgage loans serviced for others.

Leasing business revenue
Leasing business revenue decreased $5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a decrease in leasing business solutions revenue related to the disposition of LaSalle Solutions during the second quarter of 2022.

Other noninterest income
The following table presents the components of other noninterest income:

TABLE 9: Components of Other Noninterest Income
	For the three months ended March 31,
($ in millions)	2023	2022
BOLI income	$15	16
Cardholder fees	14	13
Private equity investment income	8	1
Banking center income	6	5
Consumer loan fees	5	4
Equity method investment income	4	8
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(31)	(11)
Other, net	1	16
Total other noninterest income	$22	52
Other noninterest income decreased $30 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares, partially offset by an increase in private equity investment income.
The Bancorp recognized negative valuation adjustments of $31 million related to the Visa total return swap during the three months ended March 31, 2023 compared to negative valuation adjustments of $11 million during the three months ended March 31, 2022. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 22 of the Notes to Condensed Consolidated Financial Statements. Private equity investment income increased $7 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by gains on sales recognized on certain private equity investments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest Expense
Noninterest expense increased $109 million for the three months ended March 31, 2023 compared to the same period in the prior year.

The following table presents the components of noninterest expense:

TABLE 10: Components of Noninterest Expense
	For the three months ended March 31,
($ in millions)	2023	2022	% Change
Compensation and benefits	$757	711	6
Technology and communications	118	101	17
Net occupancy expense	81	77	5
Equipment expense	37	36	3
Leasing business expense	34	32	6
Marketing expense	29	24	21
Card and processing expense	22	19	16
Other noninterest expense	253	222	14
Total noninterest expense	$1,331	1,222	9
Efficiency ratio on an FTE basis(a)	60.0%	64.9
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense increased $46 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by the additional personnel costs of an acquired business, the impact of raising the Bancorp’s minimum wage in the third quarter of 2022, an increase in non-qualified deferred compensation expense and severance expense, partially offset by a decrease in performance-based compensation. Full-time equivalent employees totaled 19,474 at March 31, 2023 compared to 19,247 at March 31, 2022.

Technology and communications expense increased $17 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by increased investment in strategic initiatives and technology modernization.

Marketing expense increased $5 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to an increase in account acquisition programs.

The following table presents the components of other noninterest expense:

TABLE 11: Components of Other Noninterest Expense
	For the three months ended March 31,
($ in millions)	2023	2022
FDIC insurance and other taxes	$40	31
Loan and lease	30	45
Losses and adjustments	22	14
Data processing	22	19
Travel	17	13
Dues and subscriptions	15	14
Securities recordkeeping	12	13
Professional service fees	12	13
Cash and coin processing	12	11
Intangible amortization	12	11
Other, net	59	38
Total other noninterest expense	$253	222

Other noninterest expense increased $31 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to increases in FDIC insurance and other taxes and losses and adjustments, partially offset by a decrease in loan and lease expense.

FDIC insurance and other taxes increased $9 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily as a result of an increase in the FDIC insurance assessment rate. Losses and adjustments increased $8 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to increases in credit valuation adjustments on customer accommodation derivatives and legal settlements, partially offset by a decrease in operational losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loan and lease expense decreased $15 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by a decrease in loan servicing expenses related to the Bancorp’s sales of certain government-guaranteed residential mortgage loans that were previously in forbearance programs and serviced by a third party.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 12: Applicable Income Taxes
	For the three months ended March 31,
($ in millions)	2023	2022
Income before income taxes	$718	612
Applicable income tax expense	160	118
Effective tax rate	22.3%	19.2
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

The effective tax rate increased to 22.3% for the three months ended March 31, 2023 compared to 19.2% for the same period in the prior year primarily due to a decrease in excess tax benefits associated with share-based compensation.

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

TABLE 13: Components of Total Loans and Leases (including loans and leases held for sale)
	March 31, 2023		December 31, 2022
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$57,741	47%	$57,305	47%
Commercial mortgage loans	11,228	9	11,020	9
Commercial construction loans	5,548	5	5,433	4
Commercial leases	2,746	2	2,704	2
Total commercial loans and leases	$77,263	63%	$76,462	62%
Consumer loans:
Residential mortgage loans	18,333	15	18,562	15
Home equity	3,958	3	4,039	3
Indirect secured consumer loans	16,484	13	16,552	14
Credit card	1,761	1	1,874	2
Other consumer loans	5,807	5	4,998	4
Total consumer loans	$46,343	37%	$46,025	38%
Total loans and leases	$123,606	100%	$122,487	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$122,857		$121,480

Total loans and leases, including loans and leases held for sale, increased $1.1 billion, or 1%, from December 31, 2022 as a result of a $801 million, or 1%, increase in commercial loans and leases and a $318 million, or 1%, increase in consumer loans and leases.

Commercial loans and leases increased $801 million from December 31, 2022 primarily due to increases in commercial and industrial loans, commercial mortgage loans and commercial construction loans. Commercial and industrial loans increased $436 million, or 1%, from December 31, 2022 primarily as a result of increased revolving line of credit utilization and increased production. Commercial mortgage loans increased $208 million, or 2%, from December 31, 2022 as loan originations exceeded payoffs. Commercial construction loans increased $115 million, or 2%, from December 31, 2022 as draws on existing commitments and loan originations exceeded payoffs.

Consumer loans increased $318 million from December 31, 2022 driven by an increase in other consumer loans, partially offset by decreases in residential mortgage loans, credit card, home equity and indirect secured consumer loans. Other consumer loans increased $809 million, or 16%, from December 31, 2022 primarily driven by originations of point-of-sale solar energy installation loans. Residential mortgage loans decreased $229 million, or 1%, from December 31, 2022 primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Credit card decreased $113 million, or 6%, from December 31, 2022 primarily due to seasonal paydowns on year-end balances. Home equity decreased $81 million, or 2%, from December 31, 2022 as payoffs exceeded loan originations and new advances. Indirect secured consumer loans decreased $68 million from December 31, 2022 primarily driven by paydowns exceeding loan originations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 14: Components of Average Loans and Leases (including average loans and leases held for sale)
	March 31, 2023		March 31, 2022
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$58,204	47%	$52,562	45%
Commercial mortgage loans	11,121	9	10,529	9
Commercial construction loans	5,507	5	5,371	5
Commercial leases	2,663	2	2,943	2
Total commercial loans and leases	$77,495	63%	$71,405	61%
Consumer loans:
Residential mortgage loans	18,329	15	20,179	17
Home equity	4,006	3	4,010	3
Indirect secured consumer loans	16,598	13	17,136	15
Credit card	1,780	2	1,691	2
Other consumer loans	5,407	4	2,741	2
Total consumer loans	$46,120	37%	$45,757	39%
Total average loans and leases	$123,615	100%	$117,162	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$122,812		$113,467

Average loans and leases, including average loans and leases held for sale, increased $6.5 billion, or 6%, for the three months ended March 31, 2023 compared to the same period in the prior year primarily as a result of a $6.1 billion, or 9%, increase in average commercial loans and leases.

Average commercial loans and leases increased $6.1 billion for the three months ended March 31, 2023 compared to the same period in the prior year due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans, partially offset by a decrease in average commercial leases. Average commercial and industrial loans increased $5.6 billion, or 11%, for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by increased revolving line of credit utilization and increased production, partially offset by PPP loan forgiveness and paydowns. Average commercial mortgage loans increased $592 million, or 6%, for the three months ended March 31, 2023 compared to the same period in the prior year as loan originations exceeded payoffs. Average commercial construction loans increased $136 million, or 3%, for the three months ended March 31, 2023 compared to the same period in the prior year as draws on existing commitments and loan originations exceeded payoffs. Average commercial leases decreased $280 million, or 10%, for the three months ended March 31, 2023 compared to the same period in the prior year primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average consumer loans increased $363 million, or 1%, for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to increases in average other consumer loans and average credit card, partially offset by decreases in average residential mortgage loans and average indirect secured consumer loans. Average other consumer loans increased $2.7 billion, or 97%, for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by originations of point-of-sale solar energy installation loans, in addition to loans acquired in a business acquisition completed in the second quarter of 2022. Average credit card increased $89 million, or 5%, for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to increases in balance-active customers, average balances per active account and card utilization rates. Average residential mortgage loans decreased $1.9 billion, or 9%, for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average indirect secured consumer loans decreased $538 million, or 3%, for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by paydowns and lower production.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $52.2 billion at both March 31, 2023 and December 31, 2022. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 5.3 at March 31, 2023 compared to 5.4 at December 31, 2022.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading typically when bought and held principally for the purpose of selling them in the near term. At March 31, 2023, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt and other securities at both March 31, 2023 and December 31, 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
At both March 31, 2023 and December 31, 2022, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during both the three months ended March 31, 2023 and 2022.

The following table summarizes the end of period components of investment securities:

TABLE 15: Components of Investment Securities
As of ($ in millions)	March 31, 2023	December 31, 2022
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$2,828	2,683
Obligations of states and political subdivisions securities	3	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	12,246	12,604
Agency commercial mortgage-backed securities	29,231	29,824
Non-agency commercial mortgage-backed securities	5,057	5,235
Asset-backed securities and other debt securities	5,703	6,292
Other securities(a)	890	874
Total available-for-sale debt and other securities	$55,958	57,530
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$—	3
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$2	5
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$687	45
Obligations of states and political subdivisions securities	49	14
Agency residential mortgage-backed securities	11	8
Asset-backed securities and other debt securities	427	347
Total trading debt securities	$1,174	414
Total equity securities (fair value)	$323	317
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities decreased $1.6 billion from December 31, 2022 primarily due to decreases in agency commercial mortgage-backed securities, asset-backed securities and other debt securities and agency residential mortgage-backed securities. Trading debt securities increased $760 million from December 31, 2022 primarily due to purchases of U.S. Treasury securities during the three months ended March 31, 2023 related to the Bancorp’s management of collateral posted for derivative exposures.

On an amortized cost basis, available-for-sale debt and other securities were 29% and 30% of total interest-earning assets at March 31, 2023 and December 31, 2022, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.8 years at both March 31, 2023 and December 31, 2022. In addition, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 2.97% at both March 31, 2023 and December 31, 2022.

Information presented in Table 16 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $5.2 billion and $6.0 billion at March 31, 2023 and December 31, 2022, respectively. The fair values of investment securities are impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 16: Characteristics of Available-for-Sale Debt and Other Securities
As of March 31, 2023 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life after one year through five years	$1,470	1,404	3.1	2.80%
Average life after five years through ten years	1,358	1,285	5.6	2.54
Total	$2,828	2,689	4.3	2.67%
Obligations of states and political subdivisions securities:
Average life after one year through five years	2	2	1.4	—
Average life after ten years	1	1	13.6	7.00
Total	$3	3	6.1	2.68%
Agency residential mortgage-backed securities:
Average life within one year	16	15	0.4	1.86
Average life after one year through five years	846	787	3.6	2.78
Average life after five years through ten years	10,291	9,346	8.1	3.00
Average life after ten years	1,093	925	11.8	3.08
Total	$12,246	11,073	8.1	2.99%
Agency commercial mortgage-backed securities:(a)
Average life within one year	1	1	0.2	3.27
Average life after one year through five years	7,563	7,080	3.6	2.80
Average life after five years through ten years	16,592	14,832	7.4	2.83
Average life after ten years	5,075	4,270	12.4	2.89
Total	$29,231	26,183	7.3	2.83%
Non-agency commercial mortgage-backed securities:
Average life within one year	119	117	0.6	3.56
Average life after one year through five years	2,795	2,634	2.7	3.26
Average life after five years through ten years	2,143	1,799	8.1	2.78
Total	$5,057	4,550	5.0	3.07%
Asset-backed securities and other debt securities:
Average life within one year	92	90	0.6	4.81
Average life after one year through five years	3,839	3,585	3.0	3.47
Average life after five years through ten years	1,728	1,612	5.8	4.20
Average life after ten years	44	44	12.6	5.65
Total	$5,703	5,331	3.9	3.73%
Other securities	890	890
Total available-for-sale debt and other securities	$55,958	50,719	6.8	2.97%
(a)Taxable-equivalent yield adjustments included in the above table are 0.21% and 0.04% for securities with an average life greater than 10 years and in total, respectively.

Other Short-Term Investments
Other short-term investments primarily include overnight interest-earning investments, including reserves held at the FRB. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $9.8 billion and $8.4 billion at March 31, 2023 and December 31, 2022, respectively. The increase of $1.4 billion from December 31, 2022 was primarily attributable to the Bancorp’s decision to increase its liquidity position in response to conditions in the operating environment as of March 31, 2023.

Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 76% and 81% of average total assets for the three months ended March 31, 2023 and 2022, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the end of period components of deposits:

TABLE 17: Components of Deposits
	March 31, 2023		December 31, 2022
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$49,649	30%	$53,125	33%
Interest checking	49,924	31	51,653	32
Savings	22,563	14	23,469	14
Money market	28,482	18	28,220	17
Foreign office	134	—	182	—
Total transaction deposits	$150,752	93	$156,649	96
CDs $250,000 or less	6,624	4	3,809	2
Total core deposits	$157,376	97	$160,458	98
CDs over $250,000(a)	5,599	3	3,232	2
Total deposits	$162,975	100%	$163,690	100%
(a)Includes $5.2 billion of retail brokered certificates of deposit which are covered by FDIC insurance.

Core deposits decreased $3.1 billion, or 2%, from December 31, 2022 primarily due to seasonality and balance migration as a result of the higher interest rate environment with a decrease in transaction deposits, partially offset by an increase in CDs $250,000 or less. Transaction deposits decreased $5.9 billion, or 4%, from December 31, 2022 primarily with decreases in demand deposits, interest checking deposits and savings deposits, partially offset by an increase in money market deposits. In response to the higher interest rate environment, deposit balances have migrated and are expected to continue to migrate from noninterest-bearing products such as demand deposits into higher interest-bearing products such as money market accounts and CDs. Demand deposits decreased $3.5 billion, or 7%, from December 31, 2022 primarily as a result of lower balances per commercial customer account and balance migration into interest checking deposits, partially offset by consumer balance growth. Interest checking deposits decreased $1.7 billion, or 3%, from December 31, 2022 primarily as a result of lower balances per consumer customer account, partially offset by commercial balance growth and balance migration from demand deposits. Savings deposits decreased $906 million, or 4%, from December 31, 2022 primarily as a result of lower balances per consumer customer account due to increased consumer spending. Money market deposits increased $262 million, or 1%, from December 31, 2022 primarily as a result of higher balances per consumer customer account due to higher offering rates, partially offset by lower balances per commercial customer account. CDs $250,000 or less increased $2.8 billion, or 74%, from December 31, 2022 primarily due to higher offering rates.

CDs over $250,000 increased $2.4 billion, or 73%, from December 31, 2022 primarily due to an increase in retail brokered CDs issued, which are utilized as a short-term funding source.

The following table presents the components of average deposits for the three months ended:

TABLE 18: Components of Average Deposits
	March 31, 2023		March 31, 2022
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$50,737	32%	$64,212	38%
Interest checking	48,717	30	48,659	29
Savings	23,107	14	22,772	14
Money market	28,420	18	30,263	18
Foreign office	143	—	126	—
Total transaction deposits	$151,124	94	$166,032	99
CDs $250,000 or less	5,173	3	2,376	1
Total core deposits	$156,297	97	$168,408	100
CDs over $250,000(a)	4,348	3	254	—
Total average deposits	$160,645	100%	$168,662	100%
(a)Includes $4.1 billion of retail brokered certificates of deposit which are covered by FDIC insurance.

On an average basis, core deposits decreased $12.1 billion, or 7%, for the three months ended March 31, 2023 compared to the same period in the prior year due to a decrease in average transaction deposits, partially offset by an increase in average CDs $250,000 or less. Average transaction deposits decreased $14.9 billion, or 9% primarily driven by decreases in average demand deposits and average money market deposits, partially offset by increases in average savings deposits and average interest checking deposits. Average demand deposits decreased $13.5 billion, or 21%, for the three months ended March 31, 2023 compared to the same period in the prior year primarily as a result of lower average balances per customer account and balance migration into interest checking deposits. Average money market deposits decreased $1.8 billion, or 6%, for the three months ended March 31, 2023 compared to the same period in the prior year primarily as a result of lower average balances per commercial customer account and balance migration into interest checking deposits, partially offset by higher average

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
balances per consumer customer account. Average savings deposits increased $335 million, or 1%, for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to an increase in derivative collateral posted as a result of higher interest rates, partially offset by lower average balances per consumer customer account due to increased consumer spending. Average interest checking deposits increased $58 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily as a result of balance migration from demand deposits and money market deposits, partially offset by lower average balances per customer account. Average CDs $250,000 or less increased $2.8 billion for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to higher offering rates. Lower average commercial customer account balances in demand deposits, money market deposits and interest checking deposits included the impact of deliberate runoff during the second quarter of 2022 of certain higher cost commercial deposits.

Average CDs over $250,000 increased $4.1 billion for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to an increase in retail brokered CDs issued.

Contractual maturities
The contractual maturities of CDs as of March 31, 2023 are summarized in the following table:

TABLE 19: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$11,873
13-24 months	234
25-36 months	73
37-48 months	32
49-60 months	7
After 60 months	4
Total CDs	$12,223
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all FDIC requirements are met. All deposits that an account owner has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of March 31, 2023 and December 31, 2022, approximately $98.2 billion, or 60%, and $94.1 billion, or 58%, respectively, of the Bancorp’s domestic deposits were insured. As of March 31, 2023 and December 31, 2022, approximately $64.6 billion and $69.4 billion, respectively, of the Bancorp’s domestic deposits were uninsured. At March 31, 2023 and December 31, 2022, approximately $1.3 billion and $727 million, respectively, of the Bancorp’s time deposits were not fully insured. The estimated uninsured portions of those time deposits were $542 million and $306 million at March 31, 2023 and December 31, 2022, respectively. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 15% and 11% for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the end of period components of borrowings:

TABLE 20: Components of Borrowings
As of ($ in millions)	March 31, 2023	December 31, 2022
Federal funds purchased	$177	180
Other short-term borrowings	7,364	4,838
Long-term debt	12,893	13,714
Total borrowings	$20,434	18,732

Total borrowings increased $1.7 billion, or 9%, from December 31, 2022 primarily due to an increase in other short-term borrowings partially offset by a decrease in long-term debt. Other short-term borrowings increased $2.5 billion from December 31, 2022 primarily due to the Bancorp’s decision to increase its liquidity position in response to conditions in the current operating environment. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements. Long-term debt decreased $821 million from December 31, 2022 primarily driven by redemptions of $825 million of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
notes and $76 million of paydowns associated with loan securitizations during the three months ended March 31, 2023 partially offset by $89 million of fair value adjustments associated with hedged long-term debt.

The following table summarizes components of average borrowings for the three months ended:

TABLE 21: Components of Average Borrowings
($ in millions)	March 31, 2023	March 31, 2022
Federal funds purchased	$487	259
Other short-term borrowings	5,375	890
Long-term debt	13,510	11,165
Total average borrowings	$19,372	12,314

Total average borrowings increased $7.1 billion, or 57%, for the three months ended March 31, 2023 compared to the same period in the prior year due to increases in average other short-term borrowings, average long-term debt and average federal funds purchased. Average other short-term borrowings and average federal funds purchased increased $4.5 billion and $228 million, respectively, for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to increased funding needs resulting from an increase in average investment securities, lower core deposit balances and the Bancorp’s decision to increase its liquidity position in response to conditions in the current operating environment. Average long-term debt increased $2.3 billion for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by issuances of senior fixed-rate/floating-rate notes in 2022 totaling $4.0 billion, partially offset by redemptions of $1.5 billion of notes, $219 million of fair value adjustments associated with hedged long-term debt and $206 million of paydowns associated with loan securitizations since March 31, 2022. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets increased since December 31, 2022 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also increased since December 31, 2022, due to higher interest rates and modified assumptions. Thus, net interest income for asset-generating business segments was negatively impacted by the rates charged on assets while deposit-providing business segments were positively impacted during the three months ended March 31, 2023.

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

The following table summarizes net income (loss) by business segment:

TABLE 22: Net Income (Loss) by Business Segment
	For the three months ended March 31,
($ in millions)	2023	2022
Commercial Banking	$580	341
Consumer and Small Business Banking	659	112
Wealth and Asset Management	74	29
General Corporate and Other	(755)	12
Net income	$558	494

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 23: Commercial Banking
	For the three months ended March 31,
($ in millions)	2023	2022
Income Statement Data
Net interest income (FTE)(a)	$980	525
Provision for (benefit from) credit losses	46	(34)
Noninterest income:
Commercial banking revenue	160	135
Service charges on deposits	87	100
Leasing business revenue	57	62
Other noninterest income	32	42
Noninterest expense:
Compensation and benefits	190	182
Leasing business expense	34	32
Other noninterest expense	327	265
Income before income taxes (FTE)	719	419
Applicable income tax expense(a)(b)	139	78
Net income	$580	341
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$73,740	67,611
Demand deposits	26,930	39,253
Interest checking deposits	26,965	22,781
Savings and money market deposits	5,069	6,944
Certificates of deposit	44	122
Foreign office deposits	143	126
(a)Includes FTE adjustments of $3 and $2 for the three months ended March 31, 2023 and 2022 respectively.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $580 million for the three months ended March 31, 2023 compared to $341 million for the same period in the prior year. The increase was primarily driven by an increase in net interest income on an FTE basis, partially offset by increases in provision for credit losses and noninterest expense.

Net interest income on an FTE basis increased $455 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by increases in yields on and average balances of commercial loans and leases as well as increases in FTP credit rates on deposits. These positive impacts were partially offset by increases in FTP charges on commercial loans and leases as well as increases in rates paid on interest checking deposits and savings and money market deposits.

The provision for credit losses was $46 million for the three months ended March 31, 2023 compared to a benefit from credit losses of $34 million for the three months ended March 31, 2022. The increase in provision for credit losses for the three months ended March 31, 2023 was primarily driven by an increase in commercial criticized asset levels as well as an increase in net charge-offs on commercial and industrial loans. Annualized net charge-offs as a percent of average portfolio loans and leases increased to 15 bps for the three months ended March 31, 2023, compared to 3 bps for the same period in the prior year.

Noninterest income decreased $3 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by decreases in service charges on deposits, other noninterest income and leasing business revenue, partially offset by an increase in commercial banking revenue. Service charges on deposits decreased $13 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to higher treasury management earnings credits driven by market interest rates, partially offset by an increase in commercial treasury management fees. Other noninterest income decreased $10 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to the recognition of securities losses during the three months ended

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
March 31, 2023. Leasing business revenue decreased $5 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to a decrease in leasing business solutions revenue related to the disposition of LaSalle Solutions during the second quarter of 2022. Commercial banking revenue increased $25 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by increases in loan syndication fees, fixed income sales and trading revenue and merger and acquisition fees, partially offset by a decrease in corporate bond fees.

Noninterest expense increased $72 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by increases in other noninterest expense and compensation and benefits expense. Other noninterest expense increased $62 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily as a result of an increase in allocated expenses, credit valuation adjustments on customer accommodation derivatives and FDIC insurance and other taxes. The increase in allocated expenses was primarily related to cash management services, information technology support services and employee compensation. Compensation and benefits expense increased $8 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to an increase in incentive compensation.

Average commercial loans and leases increased $6.1 billion for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans, partially offset by a decrease in average commercial leases. Average commercial and industrial loans increased for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by increased revolving line of credit utilization and increased production. Average commercial mortgage loans increased for the three months ended March 31, 2023 compared to the same period in the prior year as loan originations exceeded payoffs. Average commercial construction loans increased for the three months ended March 31, 2023 compared to the same period in the prior year as draws on existing commitments and loan originations exceeded payoffs. Average commercial leases decreased for the three months ended March 31, 2023 compared to the same period in the prior year primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average deposits decreased $10.1 billion for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to decreases in average demand deposits and average savings and money market deposits, partially offset by an increase in average interest checking deposits. Average demand deposits decreased $12.3 billion for the three months ended March 31, 2023 compared to the same period in the prior year primarily as a result of lower average balances per commercial customer account and balance migration into interest checking deposits. Average savings and money market deposits decreased $1.9 billion for the three months ended March 31, 2023 compared to the same period in the prior year primarily as a result of lower average balances per commercial customer account and balance migration into interest checking deposits. Average interest checking deposits increased $4.2 billion for the three months ended March 31, 2023 compared to the same period in the prior year primarily as a result of balance migration from demand deposits and money market deposits, partially offset by lower average balances per commercial customer account. Lower average commercial customer account balances in demand deposits, money market deposits and interest checking deposits included the impact of deliberate runoff during the second quarter of 2022 of certain higher cost commercial deposits.

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

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 24: Consumer and Small Business Banking
	For the three months ended March 31,
($ in millions)	2023	2022
Income Statement Data
Net interest income	$1,257	517
Provision for credit losses	51	29
Noninterest income:
Card and processing revenue	74	74
Mortgage banking net revenue	69	52
Wealth and asset management revenue	53	51
Service charges on deposits	51	53
Other noninterest income	26	26
Noninterest expense:
Compensation and benefits	224	218
Net occupancy and equipment expense	62	57
Card and processing expense	20	18
Other noninterest expense	339	308
Income before income taxes	$834	143
Applicable income tax expense	175	31
Net income	$659	112
Average Balance Sheet Data
Consumer loans, including held for sale	$43,213	43,053
Commercial loans	2,474	1,333
Demand deposits	22,615	23,485
Interest checking deposits	13,608	15,491
Savings and money market deposits	41,618	42,707
Certificates of deposit	5,437	2,611
Net income was $659 million for the three months ended March 31, 2023 compared to $112 million for the same period in the prior year. The increase was primarily driven by increases in net interest income and noninterest income, partially offset by increases in noninterest expense and provision for credit losses.

Net interest income increased $740 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to an increase in FTP credit rates on deposits as well as an increase in yields on and average balances of loans. These positive impacts were partially offset by an increase in FTP charge rates on loans as well as increases in rates paid on deposits.

Provision for credit losses increased $22 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to increases in net charge-offs on other consumer loans, indirect secured consumer loans and credit card. Annualized net charge-offs as a percent of average portfolio loans and leases increased to 46 bps for the three months ended March 31, 2023 compared to 29 bps for the same period in the prior year.

Noninterest income increased $17 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by an increase in mortgage banking net revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest expense increased $44 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by increases in other noninterest expense and compensation and benefits expense. Other noninterest expense increased $31 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to an increase in allocated expenses, FDIC insurance and other taxes and marketing expense. The increase in allocated expenses was primarily related to information technology support services and employee compensation. These increases were partially offset by a decrease in loan servicing expenses related to the Bancorp’s sales of certain government-guaranteed residential mortgage loans that were previously in forbearance programs and serviced by a third party. Compensation and benefits expense increased $6 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by the incremental impact of acquired businesses and the impact of raising the Bancorp’s minimum wage in the third quarter of 2022, partially offset by a decrease in incentive compensation related to lower residential mortgage origination volumes.

Average consumer loans increased $160 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to an increase in average other consumer loans, partially offset by decreases in average residential mortgage loans and average indirect secured consumer loans. Average other consumer loans increased for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by originations of point-of-sale solar energy installation loans, in addition to loans acquired in a business acquisition completed in the second quarter of 2022. Average residential mortgage loans decreased for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average indirect consumer loans decreased for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by paydowns and lower production. Average commercial loans increased $1.1 billion for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by increases in average commercial and industrial loans and average commercial mortgage loans as loan originations exceeded payoffs.

Average deposits decreased $1.0 billion for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by decreases in average interest checking deposits, average savings and money market deposits and average demand deposits, partially offset by an increase in average certificates of deposit. Average interest checking deposits decreased $1.9 billion, average savings and money market deposits decreased $1.1 billion and average demand deposits decreased $870 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily as a result of lower average balances per customer account due to increased consumer spending. Average certificates of deposit increased $2.8 billion for the three months ended March 31, 2023 primarily due to higher offering rates.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 25: Wealth and Asset Management
	For the three months ended March 31,
($ in millions)	2023	2022
Income Statement Data
Net interest income	$101	35
Provision for credit losses	—	—
Noninterest income:
Wealth and asset management revenue	138	142
Other noninterest income	—	2
Noninterest expense:
Compensation and benefits	61	60
Other noninterest expense	85	82
Income before income taxes	$93	37
Applicable income tax expense	19	8
Net income	$74	29
Average Balance Sheet Data
Loans and leases, including held for sale	$4,452	4,143
Deposits	12,298	13,874

Net income was $74 million for the three months ended March 31, 2023 compared to $29 million for the same period in the prior year. The increase was primarily driven by an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Net interest income increased $66 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by an increase in FTP credit rates on deposits as well as an increase in yields on loans and leases. These positive impacts were partially offset by increases in rates paid on average deposits and an increase in FTP charge rates on loans and leases for the three months ended March 31, 2023 compared to the same period in the prior year.

Noninterest income decreased $6 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to a decrease in wealth and asset management revenue, which decreased $4 million for the three months ended March 31, 2023 driven by a decrease in private client service fees.

Noninterest expense increased $4 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by an increase in other noninterest expense. Other noninterest expense increased $3 million for the three months ended March 31, 2023 primarily as a result of an increase in allocated expenses related to information technology support services and employee compensation.

Average loans and leases increased $309 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by increases in average other consumer loans, average residential mortgage loans, average commercial mortgage and average commercial and industrial loans as a result of higher loan production.

Average deposits decreased $1.6 billion for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by decreases in average interest checking deposits and average demand deposits as a result of lower average balances per customer account, partially offset by an increase in average savings and money market deposits.

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

Net interest income on an FTE basis decreased $938 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by an increase in FTP credits on deposits allocated to the business segments as well as increases in interest expense on long-term debt, other short-term borrowings and deposits and the impact of losses from cash flow hedges used to manage interest rate risk recognized in interest income. These negative impacts were partially offset by an increase in the benefit related to FTP charge rates on loans and leases allocated to the business segments as well as increases in interest income on investment securities.

The provision for credit losses increased $17 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by an increase in net charge-offs and other factors which caused an increase in the ACL from December 31, 2022, including higher period-end loan and lease balances and increases to specific reserves on individually evaluated commercial loans, partially offset by the impact of allocations to the business segments.

Noninterest income increased $6 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by the recognition of net securities gains during the three months ended March 31, 2023 compared to net securities losses during the three months ended March 31, 2022 and an increase in private equity investment income, partially offset by an increase in the loss on the swap associated with the sale of Visa, Inc. Class B shares.

Noninterest expense decreased $9 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily driven by the impact of an increase in corporate overhead allocations from General Corporate and Other to the other business segments, partially offset by an increase in compensation and benefits due to an increase in non-qualified deferred compensation expense as well as an increase in technology and communications expense.

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

The Bancorp utilizes internally developed models to estimate expected credit losses for portfolio loans and leases. For loans and leases that are collectively evaluated, the Bancorp utilizes these models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information about the Bancorp’s processes for developing these models, estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit losses for individually evaluated loans.

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

For collectively evaluated loans in the consumer and residential mortgage portfolio segments, the Bancorp’s expected credit loss models primarily utilize the borrower’s FICO score and delinquency history in combination with macroeconomic conditions when estimating the probability of default. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. The expected balance at the estimated date of default is also especially impactful in the expected credit loss models for portfolio classes which generally have longer terms (such as residential mortgage loans and home equity) and portfolio classes containing a high concentration of loans with revolving privileges (such as home equity). The estimate of the expected balance at the time of default considers expected prepayment and utilization rates where applicable, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. The Bancorp also utilizes

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
various scoring systems, analytical tools and portfolio performance monitoring processes to assess the credit risk of the consumer and residential mortgage portfolios.

Overview
Financial market volatility remained elevated during the first quarter of 2023. The Federal Reserve created an additional liquidity facility for banks in response to recent idiosyncratic bank failures. Despite the volatility, both equities and bonds posted gains for the first quarter of 2023 as markets priced in expectations of decreased interest rates in future periods. At the recent FOMC meeting, FRB officials indicated greater uncertainty around future rate increases as tighter credit conditions are likely to weigh on economic activity. The adjustment to a positive real federal funds rate is expected to be disruptive to economic activity as banks focus on building liquidity and capital ahead of a potential recession.

Although employment data has remained resilient, other economic reports for consumer spending and business investment, along with sentiment surveys, have indicated a slowing economy. The downside risks to the economic outlook continue to increase as persistent inflation above the FRB’s 2% target may force the FOMC to keep interest rates higher for longer. Increasing geopolitical tensions may also lead to higher commodity prices and reverse some of the easing seen recently in headline inflation. Against this backdrop, tighter liquidity in the banking sector is limiting the supply of credit in the economy. Over time, these factors are expected to adversely impact business investment, job growth and consumer spending and ultimately may lead to a recession beginning as early as late 2023.

Loan Modifications to Borrowers Experiencing Financial Difficulty
On January 1, 2023, the Bancorp adopted ASU 2022-02, which eliminated the accounting guidance on TDRs for creditors for all loan modifications to borrowers experiencing financial difficulty occurring on or after January 1, 2023. For further information on the Bancorp’s adoption of ASU 2022-02, refer to Note 3 and Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

The Bancorp is closely monitoring various economic conditions and their impacts on commercial borrowers, including the pace of inflation, rising interest rates, labor and supply chain issues, volatility and changes in consumer discretionary spending patterns, among others. The Bancorp maintains focus on disciplined client selection, adherence to underwriting policy and attention to borrower and industry concentrations.

The Bancorp provides loans to a variety of customers ranging from large multinational firms to middle market businesses, sole proprietors and high net worth individuals. The origination policies for commercial and industrial loans outline the risks and underwriting requirements for loans to businesses in various industries. Included in the policies are maturity and amortization terms, collateral and leverage requirements, cash flow coverage measures and hold limits. The Bancorp aligns credit and sales teams with specific industry and regional expertise to better monitor and manage different industry and geographic segments of the portfolio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 26: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	March 31, 2023			December 31, 2022
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$11,920	18,812	24	11,275	17,938	25
Manufacturing	11,075	21,191	96	11,024	21,174	88
Financial services and insurance	9,926	20,896	—	9,927	20,674	—
Business services	6,079	10,547	22	5,971	10,240	4
Healthcare	5,810	7,941	20	5,576	7,838	28
Wholesale trade	5,447	10,397	6	5,538	10,620	4
Retail trade	4,700	10,857	8	4,495	10,570	9
Accommodation and food	4,492	7,292	50	4,340	7,028	10
Communication and information	3,528	6,799	13	3,428	6,944	—
Mining	3,489	6,682	—	3,634	6,811	—
Construction	2,888	6,349	14	2,945	6,265	15
Transportation and warehousing	2,516	4,685	2	2,621	4,664	2
Utilities	1,940	3,853	—	1,862	4,172	—
Entertainment and recreation	1,610	3,036	65	1,729	3,053	67
Other services	1,089	1,533	9	1,088	1,484	9
Agribusiness	379	662	—	456	651	—
Public administration	308	444	4	343	451	1
Individuals	43	76	—	76	117	—
Other	—	—	1	61	62	1
Total	$77,239	142,052	334	76,389	140,756	263
By Loan Size:
Less than $1 million	4%	3	14	4	3	17
$1 million to $5 million	7	5	13	7	6	12
$5 million to $10 million	5	4	12	5	4	17
$10 million to $25 million	13	12	34	14	12	28
$25 million to $50 million	23	23	27	23	22	26
Greater than $50 million	48	53	—	47	53	—
Total	100%	100	100	100	100	100
By State:
Illinois	9%	8	24	9	9	30
Ohio	9	11	7	9	11	8
Texas	9	9	7	9	9	9
California	9	8	7	9	8	3
Florida	7	7	6	7	7	6
Michigan	5	5	4	5	5	5
Georgia	4	5	1	4	4	1
Tennessee	3	3	1	3	3	2
Indiana	3	3	—	3	3	—
North Carolina	3	2	2	3	2	2
South Carolina	2	2	—	2	2	—
Kentucky	2	2	1	2	2	1
Other	35	35	40	35	35	33
Total	100%	100	100	100	100	100
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

TABLE 27: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of March 31, 2023 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$56	505	3,711
Commercial mortgage nonowner-occupied loans	4	45	4,598
Total	$60	550	8,309

TABLE 28: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2022 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$63	533	3,566
Commercial mortgage nonowner-occupied loans	4	65	4,510
Total	$67	598	8,076

The Bancorp views nonowner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 29: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of March 31, 2023 ($ in millions)					For the three months ended March 31, 2023
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Illinois	$1,501	1,744	—	21	—
Florida	1,128	1,944	—	—	—
Ohio	1,064	1,504	—	—	—
Michigan	817	1,175	—	1	—
South Carolina	794	1,110	—	—	—
Texas	747	1,376	—	—	—
California	621	1,050	—	—	—
Georgia	436	919	—	—	—
All other states	3,339	5,523	—	1	—
Total	$10,447	16,345	—	23	—
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 30: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of March 31, 2022 ($ in millions)					For the three months ended March 31, 2022
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Illinois	$1,628	1,832	—	21	—
Florida	1,130	1,706	—	—	—
Ohio	1,114	1,433	1	—	—
Michigan	778	965	—	—	—
South Carolina	769	932	—	—	—
Texas	800	1,147	—	—	—
California	373	558	—	—	—
Georgia	352	790	—	—	—
All other states	3,404	4,872	1	8	—
Total	$10,348	14,235	2	29	—
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

The Bancorp’s consumer portfolio is materially comprised of five categories of loans: residential mortgage loans, home equity, indirect secured consumer loans, credit card and other consumer loans. The Bancorp has identified certain credit characteristics within these five categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio. The Bancorp does not update LTVs for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. The Bancorp actively manages the consumer portfolio through concentration limits, which mitigate credit risk through limiting the exposure to lower FICO scores, higher LTVs, specific geographic concentration risks and additional risk elements.

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

The payment structures for certain variable rate products (such as residential mortgage loans, home equity and credit card) are susceptible to changes in benchmark interest rates. With increases in interest rates, minimum payments on these products also increase, raising the potential for the environment to be disruptive to some borrowers. The Bancorp actively monitors the portion of its consumer portfolio that is susceptible to increases in minimum payments and continues to assess the impact on the overall risk appetite and soundness of the portfolio.

Residential mortgage portfolio
The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to loan characteristics determined to influence credit risk. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $518 million of ARM loans will have rate resets during the next twelve months. Of these resets, 98% are expected to experience an increase in rate, with an average increase of approximately 1.95%. Underlying characteristics of these borrowers are relatively strong with a weighted average origination DTI of 34% and weighted average origination LTV of 72%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 31: Residential Mortgage Portfolio Loans by LTV at Origination
	March 31, 2023		December 31, 2022
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$12,336	62.1%	$12,395	61.9%
LTV > 80%, with mortgage insurance(a)	3,127	94.7	3,092	94.7
LTV > 80%, no mortgage insurance	2,145	90.4	2,141	90.5
Total	$17,608	71.4%	$17,628	71.3%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 32: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of March 31, 2023 ($ in millions)				For the three months ended March 31, 2023
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$498	—	9	—
Illinois	433	—	5	—
Florida	353	—	3	—
Michigan	159	—	2	—
Indiana	157	—	2	—
North Carolina	148	—	1	—
Kentucky	113	—	1	—
All other states	284	—	7	—
Total	$2,145	—	30	—

TABLE 33: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of March 31, 2022 ($ in millions)				For the three months ended March 31, 2022
	Outstanding	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Ohio	$471	2	8	—
Illinois	410	1	3	—
Florida	312	—	3	(1)
Michigan	158	—	2	—
Indiana	139	—	2	—
North Carolina	133	—	—	—
Kentucky	106	—	1	—
All other states	272	—	4	—
Total	$2,001	3	23	(1)

Home equity portfolio
The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 34% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 13% of the balances mature before 2025.

The ALLL provides coverage for expected losses in the home equity portfolio. The allowance attributable to the portion of the home equity portfolio that is collectively evaluated is determined on a pooled basis using a probability of default, loss given default and exposure at default model framework to generate expected losses. The expected losses for the home equity portfolio are dependent upon loan

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
delinquency, FICO scores, LTV, loan age and their historical correlation with macroeconomic variables including unemployment and the home price index. The expected losses generated from models are adjusted by certain qualitative adjustment factors to reflect risks associated with current conditions and trends. The qualitative factors include adjustments for changes in policies or procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values and geographic concentrations.

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 35 and Table 36. Of the total $4.0 billion of outstanding home equity loans:
•77% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Illinois, Indiana and Kentucky as of March 31, 2023;
•38% are in senior lien positions and 62% are in junior lien positions at March 31, 2023;
•77% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended March 31, 2023; and
•The portfolio had a weighted average refreshed FICO score of 750 at March 31, 2023.

The Bancorp actively manages lines of credit and makes adjustments in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp does not routinely obtain appraisals on performing loans to update LTVs after origination. However, the Bancorp monitors the local housing markets by reviewing various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring processes. For junior lien home equity loans which become 60 days or more past due, the Bancorp tracks the performance of the senior lien loans in which the Bancorp is the servicer and utilizes consumer credit bureau attributes to monitor the status of the senior lien loans that the Bancorp does not service. If the senior lien loan is found to be 120 days or more past due, the junior lien home equity loan is placed on nonaccrual status unless both loans are well-secured and in the process of collection. Additionally, if the junior lien home equity loan becomes 120 days or more past due and the senior lien loan is also 120 days or more past due, the junior lien home equity loan is assessed for charge-off. Refer to the Analysis of Nonperforming Assets subsection of the Risk Management section of MD&A, Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022 and Note 3 of the Notes to Condensed Consolidated Financial Statements for more information.

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 34: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	March 31, 2023		December 31, 2022
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$124	3%	$122	3%
FICO 660-719	201	5	205	5
FICO ≥ 720	1,190	30	1,262	31
Total senior liens	$1,515	38%	$1,589	39%
Junior Liens:
FICO ≤ 659	213	6	211	5
FICO 660-719	440	11	433	11
FICO ≥ 720	1,790	45	1,806	45
Total junior liens	$2,443	62%	$2,450	61%
Total	$3,958	100%	$4,039	100%

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

TABLE 35: Home Equity Portfolio Loans Outstanding by LTV at Origination
	March 31, 2023		December 31, 2022
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,327	51.7%	$1,395	52.1%
LTV > 80%	188	88.7	194	88.8
Total senior liens	$1,515	56.5	1,589	56.8
Junior Liens:
LTV ≤ 80%	1,628	65.4	1,628	65.6
LTV > 80%	815	89.1	822	89.2
Total junior liens	$2,443	73.8	2,450	74.1
Total	$3,958	67.1%	$4,039	67.2%

The following tables provide an analysis of home equity portfolio loans outstanding by state with a LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 36: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of March 31, 2023 ($ in millions)					For the three months ended March 31, 2023
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Ohio	$312	846	—	7	—
Illinois	157	361	1	3	(1)
Michigan	155	422	—	3	—
Indiana	97	258	—	2	—
Kentucky	84	218	—	2	—
Florida	80	193	—	2	—
All other states	118	295	—	3	—
Total	$1,003	2,593	1	22	(1)

TABLE 37: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of March 31, 2022 ($ in millions)					For the three months ended March 31, 2022
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Ohio	$326	856	—	8	—
Illinois	170	360	1	5	(2)
Michigan	175	453	—	4	(2)
Indiana	100	246	—	3	—
Kentucky	85	217	—	2	—
Florida	71	163	—	1	(1)
All other states	114	268	—	4	(1)
Total	$1,041	2,563	1	27	(6)

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $13.6 billion of automobile loans and $2.9 billion of indirect motorcycle, powersport, recreational vehicle and marine loans as of March 31, 2023. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 38: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2023		December 31, 2022
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$238	1%	$248	1%
FICO 660-719	3,537	22	3,564	22
FICO ≥ 720	12,709	77	12,740	77
Total	$16,484	100%	$16,552	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 39: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	March 31, 2023		December 31, 2022
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$12,026	79.6%	$12,087	79.6%
LTV > 100%	4,458	110.5	4,465	110.5
Total	$16,484	87.9%	$16,552	87.9%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV greater than 100% at origination:

TABLE 40: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100% at Origination
As of ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Three Months Ended
March 31, 2023	$4,458	—	15	8
March 31, 2022	4,731	5	13	5

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022 71% and 72%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Given the variable nature of the credit card portfolio, interest rate increases impact this product and it is regularly monitored to ensure the portfolio remains within the Bancorp’s risk tolerance.

The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination as of:

TABLE 41: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2023		December 31, 2022
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$70	4%	$80	4%
FICO 660-719	493	28	528	28
FICO ≥ 720	1,198	68	1,266	68
Total	$1,761	100%	$1,874	100%

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 42: Other Consumer Portfolio Loans Outstanding by Product Type
	March 31, 2023		December 31, 2022
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Point-of-sale	$3,219	55%	$2,297	46%
Third-party point-of-sale	1,135	20	1,262	25
Other secured	925	16	909	18
Unsecured	528	9	530	11
Total	$5,807	100%	$4,998	100%

Analysis of Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 43. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases, refer to the Nonaccrual Loans and Leases section of Note 3 of the Notes to Condensed Consolidated Financial Statements.

Nonperforming assets were $623 million at March 31, 2023 compared to $539 million at December 31, 2022.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.51% and 0.44% at March 31, 2023 and December 31, 2022, respectively. Nonaccrual loans and leases secured by real estate were 39% of nonaccrual loans and leases as of March 31, 2023 compared to 42% as of December 31, 2022.

Portfolio commercial nonaccrual loans and leases were $334 million at March 31, 2023, an increase of $71 million from December 31, 2022. Portfolio consumer nonaccrual loans were $259 million at March 31, 2023, an increase of $7 million from December 31, 2022. Refer to Table 44 for a rollforward of portfolio nonaccrual loans and leases.

OREO and other repossessed property was $30 million and $24 million at March 31, 2023 and December 31, 2022, respectively. The Bancorp recognized an immaterial amount of losses and $1 million of gains on the transfer, sale or write-down of OREO properties for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023 and 2022, approximately $10 million and $6 million, respectively, of interest income would have been recognized if the nonaccrual portfolio loans and leases had been current in accordance with their contractual terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 43: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	March 31, 2023	December 31, 2022
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$280	215
Commercial mortgage loans	44	40
Commercial construction loans	5	8
Commercial leases	5	—
Residential mortgage loans	129	124
Home equity	68	67
Indirect secured consumer loans	27	29
Credit card	29	27
Other consumer loans	6	5
Total nonaccrual portfolio loans and leases(a)	$593	515
OREO and other repossessed property	30	24
Total nonperforming portfolio loans and leases and OREO	$623	539
Nonaccrual loans held for sale	—	—
Total nonperforming assets	$623	539
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$17	11
Commercial leases	—	2
Residential mortgage loans(b)	9	7
Home equity	1	1
Credit card	18	18
Other consumer loans	1	1
Total portfolio loans and leases 90 days past due and still accruing	$46	40
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.51%	0.44
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.48	0.42
ACL as a percent of nonperforming portfolio loans and leases	413	468
ACL as a percent of nonperforming portfolio assets	393	447
(a)Includes $17 and $15 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of March 31, 2023 and December 31, 2022, respectively.
(b)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $208 as of March 31, 2023 and $212 as of December 31, 2022. The Bancorp recognized losses of an immaterial amount and $1 for the three months ended March 31, 2023 and 2022, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 44: Rollforward of Portfolio Nonaccrual Loans and Leases
For the three months ended March 31, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$263	124	128	515
Transfers to nonaccrual status	121	22	77	220
Transfers to accrual status	(1)	(9)	(24)	(34)
Loan paydowns/payoffs	(22)	(7)	(15)	(44)
Transfers to OREO	—	(2)	(3)	(5)
Charge-offs	(33)	—	(33)	(66)
Draws/other extensions of credit	6	1	—	7
Balance, end of period	$334	129	130	593

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 45: Rollforward of Portfolio Nonaccrual Loans and Leases
For the three months ended March 31, 2022 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$337	33	128	498
Transfers to nonaccrual status	54	64	33	151
Transfers to accrual status	(2)	(7)	(16)	(25)
Transfers to held for sale	(4)	—	—	(4)
Loan paydowns/payoffs	(52)	(1)	(15)	(68)
Transfers to OREO	—	(1)	—	(1)
Charge-offs	(11)	—	(7)	(18)
Draws/other extensions of credit	1	—	—	1
Balance, end of period	$323	88	123	534

Analysis of Net Loan Charge-offs
Net charge-offs were 26 bps and 12 bps of average portfolio loans and leases for the three months ended March 31, 2023 and 2022, respectively. Table 46 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 17 bps during the three months ended March 31, 2023, compared to 5 bps during the same period in the prior year primarily due to an increase in net charge-offs on commercial and industrial loans of $21 million.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans increased to 42 bps during the three months ended March 31, 2023, compared to 25 bps during the same period in the prior year primarily due to increases in net charge-offs on other consumer loans and indirect secured consumer loans of $10 million and $7 million, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 46: Summary of Credit Loss Experience
	For the three months ended March 31,
($ in millions)	2023	2022
Losses charged-off:
Commercial and industrial loans	$(32)	(11)
Commercial mortgage loans	—	—
Commercial construction loans	(1)	—
Commercial leases	—	—
Residential mortgage loans	(1)	(1)
Home equity	(1)	(2)
Indirect secured consumer loans	(23)	(16)
Credit card	(20)	(17)
Other consumer loans(a)	(32)	(17)
Total losses charged-off	$(110)	(64)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$2	2
Commercial mortgage loans	—	1
Commercial construction loans	—	—
Commercial leases	—	—
Residential mortgage loans	1	2
Home equity	1	3
Indirect secured consumer loans	9	9
Credit card	5	4
Other consumer loans(a)	14	9
Total recoveries of losses previously charged-off	$32	30
Net losses charged-off:
Commercial and industrial loans	$(30)	(9)
Commercial mortgage loans	—	1
Commercial construction loans	(1)	—
Commercial leases	—	—
Residential mortgage loans	—	1
Home equity	—	1
Indirect secured consumer loans	(14)	(7)
Credit card	(15)	(13)
Other consumer loans	(18)	(8)
Total net losses charged-off	$(78)	(34)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.21%	0.07
Commercial mortgage loans	0.01	(0.03)
Commercial construction loans	0.10	—
Commercial leases	(0.04)	(0.02)
Total commercial loans and leases	0.17%	0.05
Residential mortgage loans	—	(0.02)
Home equity	(0.04)	(0.07)
Indirect secured consumer loans	0.34	0.17
Credit card	3.43	3.13
Other consumer loans	1.41	1.07
Total consumer loans	0.42%	0.25
Total net losses charged-off as a percent of average portfolio loans and leases	0.26%	0.12
(a)For the three months ended March 31, 2023 and 2022, the Bancorp recorded $9 and $8, respectively, in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Allowance for Credit Losses
The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. As described in Note 3 of the Notes to Condensed Consolidated Financial Statements, the Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases (as adjusted for prepayments). The Bancorp’s methodology for determining the ALLL includes an estimate of expected credit losses on a collective basis for groups of loans and leases with similar risk characteristics and specific allowances for loans and leases which are individually evaluated. For collectively evaluated loans and leases, the Bancorp uses quantitative models to forecast expected credit losses based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. The Bancorp’s expected credit loss models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable.

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

At both March 31, 2023 and December 31, 2022, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger near-term growth outlook while the less favorable outlook (Downside) depicted a moderate recession.

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

March 31, 2023 ACL
The ACL as of March 31, 2023 was impacted by several factors, including higher period-end loan and lease balances and increases to specific reserves on individually evaluated commercial loans. The increase in period-end loan and lease balances was primarily driven by commercial and industrial loan growth and originations of point-of-sale solar energy installation loans. As of March 31, 2023, the Bancorp’s economic scenarios included estimates of the expected impacts of the changes in economic conditions caused by inflationary and rising interest rate pressures and the ongoing Russia-Ukraine conflict. At March 31, 2023, the Bancorp assigned an 80% probability weighting to the Baseline scenario and 10% to each the Upside and Downside scenarios.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Baseline scenario assumed real GDP growth for the year ended 2023 at 1.3% with the forecast increasing to 2.2% and 2.7% in 2024 and 2025, respectively. The Baseline scenario also assumed an average unemployment rate of 3.5% for the year ended 2023, increasing to an average of 3.9% in the forecast for 2024 and modestly increasing to an average of 4.0% in 2025. Lastly, the Baseline scenario assumed continued increases to the target federal funds rate, peaking at 4.8% in 2023, and decreasing to an average of 4.2% and 3.2% in 2024 and 2025, respectively. The Upside scenario assumed a faster than anticipated resolution to the Russia-Ukraine conflict with related improvement to economic measures. The Upside scenario assumed that, on an average annual basis, the change in real GDP is 2.1% in 2023, increasing to 3.3% in 2024 and decreasing to an average of 2.5% in 2025. The Upside scenario also assumed an unemployment rate at an annual average of 3.1% and 3.2% in 2023 and 2024, respectively, and slightly increasing to 3.5% in 2025. In the Upside scenario, the forecast for the federal funds rate was consistent with the Baseline scenario. The Downside scenario included significant worsening of the Russia-Ukraine conflict resulting in continued inflation, causing the U.S. economy to fall into a recession in the second quarter of 2023. The Downside scenario assumed that real GDP declines throughout 2023 at an average of (0.4%) and throughout 2024 at an average of (0.3%), recovering to an average growth rate of 2.6% in 2025. The Downside scenario unemployment rate peaks at an average of 7.6% in 2024 and decreases to an average of 6.3% in 2025. In the Downside scenario, the forecast for the federal funds rate included higher increases than the Baseline scenario for 2023, followed by a decrease to an average target rate of 2.9% in 2024 and 1.2% in 2025.

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

At March 31, 2023, the Bancorp utilized its qualitative adjustment framework to incorporate consideration of two alternative macroeconomic scenarios in addition to its existing Baseline, Upside and Downside scenarios. These alternative scenarios depict potential macroeconomic outcomes from bank failures, including those that have recently occurred in the U.S.

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 47: Changes in Allowance for Credit Losses
	For the three months ended March 31,
($ in millions)	2023	2022
ALLL:
Balance, beginning of period	$2,194	1,892
Impact of adoption of ASU 2022-02(b)	(49)	—
Losses charged-off(a)	(110)	(64)
Recoveries of losses previously charged-off(a)	32	30
Provision for loan and lease losses	148	50
Balance, end of period	$2,215	1,908
Reserve for unfunded commitments:
Balance, beginning of period	$216	182
Provision for (benefit from) the reserve for unfunded commitments	16	(5)
Balance, end of period	$232	177
(a)For the three months ended March 31, 2023 and 2022, the Bancorp recorded $9 and $8, respectively, in both losses charged-off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.
(b)Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 48: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	March 31, 2023	December 31, 2022
Attributed ALLL:
Commercial and industrial loans	$811	776
Commercial mortgage loans	245	246
Commercial construction loans	69	90
Commercial leases	18	15
Residential mortgage loans	185	245
Home equity	124	133
Indirect secured consumer loans	212	187
Credit card	236	254
Other consumer loans	315	248
Total ALLL	$2,215	2,194
Portfolio loans and leases:
Commercial and industrial loans	$57,720	57,232
Commercial mortgage loans	11,228	11,020
Commercial construction loans	5,548	5,433
Commercial leases	2,743	2,704
Residential mortgage loans(a)	17,608	17,628
Home equity	3,958	4,039
Indirect secured consumer loans	16,484	16,552
Credit card	1,761	1,874
Other consumer loans	5,807	4,998
Total portfolio loans and leases	$122,857	121,480
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.41%	1.36
Commercial mortgage loans	2.18	2.23
Commercial construction loans	1.24	1.66
Commercial leases	0.66	0.55
Residential mortgage loans	1.05	1.39
Home equity	3.13	3.29
Indirect secured consumer loans	1.29	1.13
Credit card	13.40	13.55
Other consumer loans	5.42	4.96
Total ALLL as a percent of portfolio loans and leases	1.80%	1.81
Total ACL as a percent of portfolio loans and leases	1.99	1.98
(a)Includes residential mortgage loans measured at fair value of $128 at March 31, 2023 and $123 at December 31, 2022.

The Bancorp’s ALLL may vary significantly from period to period based on changes in economic conditions, economic forecasts and the composition and credit quality of the Bancorp’s loan and lease portfolio. For additional information on the Bancorp’s methodology for measuring the ALLL, refer to Note 3 of the Notes to Condensed Consolidated Financial Statements. For additional information on the Bancorp’s methodology for measuring the reserve for unfunded commitments, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of March 31, 2023, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel ramped increases and decreases in interest rates. Policy limits are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over twelve months. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates.

In order to recognize the risk of noninterest-bearing demand deposit balance migration or attrition in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes additional attrition of approximately $800 million of demand deposit balances over a period of 24 months for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $800 million of incremental growth in noninterest-bearing deposit balances over 24 months for each 100 bps decrease in short-

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
term market interest rates. The incremental balance attrition and growth are modeled to flow into and out of funding products that reprice in conjunction with short-term market rate changes.

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp’s interest-bearing deposit rates will change for a given change in short-term market rates. The Bancorp utilizes dynamic deposit beta models to adjust assumed repricing sensitivity depending on market rate levels. The dynamic beta models were developed utilizing the Bancorp’s performance during prior interest rate cycles. Through the current tightening cycle, the Bancorp’s actual cumulative deposit repricing has been slower than what was experienced in prior interest rate cycles, and as a result, the Bancorp has outperformed previous NII simulation expectations. Using the dynamic beta models, the Bancorp’s NII sensitivity modeling assumes weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of 75% and 76%, for a 100 bps and 200 bps increase in rates, respectively. In the event of rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped parallel scenarios of 63% and 62% for a 100 bps and 200 bps increase in rates, respectively. In falling rate scenarios, deposit rate floors are utilized to ensure modeled deposit rates will not become negative. NII simulation modeling assumes no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles. In addition, modeled and forecasted deposit migration from low-beta deposit products to more rate-sensitive deposit products in the rising rate scenarios contribute additional beta of 10%-15%, resulting in an effective beta of approximately 85%-90% in the Bancorp’s baseline NII sensitivity profile. Future actual performance will be dependent on market conditions, the level of competition for deposits and the magnitude of continued interest rate increases. The Bancorp provides sensitivity analysis in Tables 50 and 51 for key assumptions related to its deposit modeling, including beta and DDA balance performance.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 49: Estimated NII Sensitivity Profile and ALCO Policy Limits
	March 31, 2023				March 31, 2022
	% Change in NII (FTE)		ALCO Policy Limit		% Change in NII (FTE)		ALCO Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(3.11)%	(5.16)	(4.00)	(6.00)	5.64	13.59	(4.00)	(6.00)
+100 Ramp over 12 months	(1.46)	(2.30)	N/A	N/A	3.45	8.61	N/A	N/A
-25 Ramp over 3 months	N/A	N/A	N/A	N/A	(2.72)	(3.99)	(8.00)	(12.00)
-100 Ramp over 12 months	0.44	0.17	N/A	N/A	N/A	N/A	N/A	N/A
-200 Ramp over 12 months	0.48	(0.56)	(8.00)	(12.00)	N/A	N/A	N/A	N/A

Table 49 presents the change in estimated net interest income for 12 month and 13-24 month horizons for alternative interest rate scenarios relative to the net interest income projection for a static rate scenario for those same time horizons. As previously mentioned, these numbers do not represent a forecast, but are instead risk measures that are monitored to evaluate the consolidated interest rate risk position of the Bancorp. At March 31, 2023, the Bancorp’s NII sensitivity in the rising-rate scenarios is negative in years one and two as interest expense is expected to increase more than interest income due to deposit repricing and balance migration estimates given the high interest rate environment. The Bancorp’s NII simulation projects an increase in year one and a slight decrease in year two NII under the parallel 200 bps ramp decrease in interest rates. In year one, the NII increase is driven by deposits repricing faster than assets as a result of positioning in securities with less near-term principal cash flows. Additionally, receive-fixed hedges have added significant protection from declining rates. In year two, NII declines driven by fixed-rate asset portfolios continuing to reprice lower while only being partially offset by liabilities continuing to reprice lower. The changes in the estimated NII sensitivity profile compared to March 31, 2022 were primarily attributable to significant deployment of cash and other short-term investments into long-term fixed-rate securities in 2022, combined with higher market interest rates driving higher expected betas.

Tables 50 and 51 provide the sensitivity of the Bancorp’s estimated NII profile at March 31, 2023 to changes to certain deposit balance and deposit repricing sensitivity (beta) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of March 31, 2023:

TABLE 50: Estimated NII Sensitivity Profile at March 31, 2023 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(4.08)%	(6.20)	(2.14)	(4.13)
+100 Ramp over 12 months	(2.34)	(3.19)	(0.58)	(1.41)
-100 Ramp over 12 months	(0.26)	(0.41)	1.15	0.76
-200 Ramp over 12 months	(0.14)	(1.00)	1.10	(0.13)
The following table includes the Bancorp’s estimated NII sensitivity profile with a 10% increase and a 10% decrease to the corresponding deposit beta assumptions as of March 31, 2023:

TABLE 51: Estimated NII Sensitivity Profile at March 31, 2023 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 10% Higher(a)		Betas 10% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(4.46)%	(7.63)	(1.75)	(2.66)
+100 Ramp over 12 months	(2.12)	(3.51)	(0.78)	(1.07)
-100 Ramp over 12 months	0.99	1.15	(0.11)	(0.82)
-200 Ramp over 12 months	1.55	1.32	(0.61)	(2.48)
(a)Applies a +/- 10% multiple on assumed betas.

Economic Value of Equity Sensitivity
The Bancorp also uses EVE as a measurement tool to govern and manage its interest rate risk exposure. Policy limits are utilized for scenarios assuming an instantaneous 200 bps increase and a 200 bps decrease in interest rates. Whereas the NII sensitivity analysis highlights the impact on forecasted NII on an FTE basis (non-GAAP) over one- and two-year time horizons, EVE is a point-in-time analysis of the economic sensitivity of current balance sheet and off-balance sheet positions that incorporates all cash flows over their estimated remaining lives. The EVE of the balance sheet is defined as the discounted present value of all asset and net derivative cash flows less the discounted value of all liability cash flows. Due to this longer horizon, the sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate any assumptions related to continued production or renewal activities used in the NII sensitivity analysis. As with the NII simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of indeterminate-lived deposits.

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 52: Estimated EVE Sensitivity Profile
	March 31, 2023		March 31, 2022
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(5.08)%	(12.00)	(3.63)	(12.00)
+100 Shock	(2.11)	N/A	(1.46)	N/A
-25 Shock	N/A	N/A	0.16	(12.00)
-100 Shock	1.02	N/A	N/A	N/A
-200 Shock	(0.84)	(12.00)	N/A	N/A

The EVE sensitivity is negative in both a +200 bps rising-rate scenario and a -200 bps falling-rate scenario at March 31, 2023. The changes in the estimated EVE sensitivity profile from March 31, 2022 were primarily related to the significant deployment of cash and other short-term investments into long-term fixed-rate securities, the execution of new forward-starting receive-fixed hedging transactions and increased deposit repricing betas.

While an instantaneous shift in spot interest rates followed by forward projections is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a more modest impact. Since EVE measures the discounted present

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, EVE does not account for factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate or exacerbate the impact of changes in interest rates. The NII simulations and EVE analyses do not necessarily include certain actions that management may undertake to manage risk in response to actual changes in interest rates.

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

Tables 53 and 54 show all swap and floor positions that are utilized for purposes of managing the Bancorp’s exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index, to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as the Bancorp adjusts its broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 53: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of March 31, 2023 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(80)	1.7	3.06%	1 ML
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	10,000	5	8.2	3.06	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	(14)	1.8	0.99	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	4	8.8	3.50	1 ML
Interest rate swaps related to long-term debt – fair value – receive-fixed	5,955	20	5.6	5.18	SOFR
Total interest rate swaps	$31,955	(65)
Interest rate floors related to C&I loans – cash flow – receive-fixed	$3,000	4	1.7	2.25	1 ML
(a)Forward starting swaps will become effective on various dates between October 2023 and February 2025.

TABLE 54: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2022 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(76)	1.0	3.02%	1 ML
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	11,000	22	8.3	3.05	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	(25)	2.1	0.99	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	5	9.1	3.50	1 ML
Interest rate swaps related to long-term debt – fair value – receive-fixed	5,955	(69)	5.9	5.18	1 ML / 3 ML / SOFR
Total interest rate swaps	$32,955	(143)
Interest rate floors related to C&I loans – cash flow – receive-fixed	$3,000	4	2.0	2.25	1 ML
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

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.7 billion at both March 31, 2023 and December 31, 2022. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2023 and December 31, 2022 was $1.1 billion and $1.0 billion, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and potential future exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

Of the $50.7 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at March 31, 2023, $4.2 billion in principal and interest is expected to be received in the next 12 months and an additional $5.5 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to pledge, sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans and other consumer loans (including point-of-sale solar energy installation loans) are also capable of being securitized or sold. For the three months ended March 31, 2023 and 2022, the Bancorp sold loans and leases totaling $1.3 billion and $3.5 billion, respectively. For further information, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 85% and 91% of its average total assets for the three months ended March 31, 2023 and 2022, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2022, the Board of Directors authorized $5.0 billion of debt or other securities for issuance, of which $3.0 billion of debt or other securities were available for issuance as of March 31, 2023. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions.

As of March 31, 2023, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $20.9 billion was available for issuance. Additionally, at March 31, 2023, the Bank had approximately $59.5 billion of borrowing capacity available through secured borrowing sources, including the FRB (through the Bank Term Funding Program and the Discount Window) and the FHLB.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Current Liquidity Position
The Bancorp maintains a strong liquidity profile driven by strong core deposit funding and approximately $100 billion in current available liquidity. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for more information regarding the Bancorp’s deposit portfolio characteristics. The Bancorp is managing liquidity prudently in the current environment and maintains a liquidity profile focused on core deposit and stable long-term funding sources, while supplementing with a variety of secured and unsecured wholesale funding sources across the maturity spectrum, which allows for the effective management of concentration and rollover risk. The Bancorp’s investment portfolio remains highly concentrated in liquid and readily marketable instruments and is a significant source of secured borrowing capacity. As part of its liquidity management activities, the Bancorp maintains collateral at its secured funding providers to ensure immediate availability of funding. Additionally, the Bancorp executes periodic test trades to assess the operational processes associated with its secured funding sources, including the Discount Window and the newly created Bank Term Funding Program.

As of March 31, 2023, the Bancorp (parent company) has sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 21 months.

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

The Bancorp’s and Bank’s credit ratings are summarized in Table 55. The ratings reflect the ratings agency’s view on the Bancorp’s and Bank’s capacity to meet financial commitments.*

*As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 55: Agency Ratings
As of May 9, 2023	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Stable	Stable	Stable	Stable

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

TABLE 56: Prescribed Capital Ratios
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

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The Bancorp’s modified CECL transition amount became subject to the phase-out provisions of the final rule on January 1, 2022, and will be fully phased-out by January 1, 2025. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at March 31, 2023 was an increase in capital of approximately $249 million. On a fully phased-in basis, the Bancorp’s CET1 ratio would be reduced by 13 bps as of March 31, 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the Bancorp’s capital ratios as of:

TABLE 57: Capital Ratios
($ in millions)	March 31, 2023	December 31, 2022
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	8.77%	8.18
Tangible equity as a percent of tangible assets(a)(b)	8.39	8.31
Tangible common equity as a percent of tangible assets(a)(b)	7.38	7.30
Regulatory capital:(c)
CET1 capital	$15,727	15,670
Tier 1 capital	17,843	17,786
Total regulatory capital	21,431	21,606
Risk-weighted assets	169,510	168,909
Regulatory capital ratios:(c)
CET1 capital	9.28%	9.28
Tier 1 risk-based capital	10.53	10.53
Total risk-based capital	12.64	12.79
Leverage	8.67	8.56
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.
(c)Regulatory capital ratios as of both March 31, 2023 and December 31, 2022 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

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

Under the Enhanced Prudential Standards tailoring rules, the Bancorp is subject to Category IV standards, under which the Bancorp is no longer required to file semi-annual, company-run stress tests with the FRB and publicly disclose the results. However, the Bancorp is required to develop and maintain a capital plan approved by the Board of Directors on an annual basis. As an institution subject to Category IV standards, the Bancorp is subject to the FRB’s supervisory stress tests every two years, the Board capital plan rule and certain FR Y-14 reporting requirements. The supervisory stress tests are forward-looking quantitative evaluations of the impact of stressful economic and financial market conditions on the Bancorp’s capital. The Bancorp became subject to Category IV standards on December 31, 2019, and the requirements outlined above apply to the stress test cycle that started on January 1, 2020. The Bancorp was not subject to the 2023 supervisory stress test conducted by the FRB, but submitted the Board-approved capital plan and information contained in Schedule C - Regulatory Capital Instruments as required by the April 5, 2023 deadline.

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.33 and $0.30 for the three months ended March 31, 2023 and 2022, respectively. Pursuant to the Bancorp’s Board-approved capital plan, during the first quarter of 2023, the Bancorp entered into and settled an accelerated share repurchase transaction in the amount of $200 million. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity. The Bancorp does not currently expect to repurchase any common stock, except pursuant to employee compensation plans, during the second quarter of 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the monthly share repurchase activity for the three months ended March 31, 2023:

TABLE 58: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
January 1 - January 31, 2023	4,963,378	$35.76	4,911,875	32,793,932
February 1 - February 28, 2023	1,164,581	36.99	—	32,793,932
March 1 - March 31, 2023	772,335	35.53	678,121	32,115,811
Total	6,900,294	$35.95	5,589,996	32,115,811
(a)    Includes 1,310,298 shares repurchased during the first quarter of 2023 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)    On June 18, 2019, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. This authorization did not include specific targets or an expiration date.

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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	March 31,	December 31,
($ in millions, except share data)	2023	2022
Assets
Cash and due from banks	$2,780	3,466
Other short-term investments(a)	9,794	8,351
Available-for-sale debt and other securities(b)	50,719	51,503
Held-to-maturity securities(c)	2	5
Trading debt securities	1,174	414
Equity securities	323	317
Loans and leases held for sale(d)	749	1,007
Portfolio loans and leases(a)(e)	122,857	121,480
Allowance for loan and lease losses(a)	(2,215)	(2,194)
Portfolio loans and leases, net	120,642	119,286
Bank premises and equipment(f)	2,219	2,187
Operating lease equipment	578	627
Goodwill	4,915	4,915
Intangible assets	157	169
Servicing rights	1,725	1,746
Other assets(a)	12,880	13,459
Total Assets	$208,657	207,452
Liabilities
Deposits:
Noninterest-bearing deposits	$49,649	53,125
Interest-bearing deposits	113,326	110,565
Total deposits	162,975	163,690
Federal funds purchased	177	180
Other short-term borrowings	7,364	4,838
Accrued taxes, interest and expenses	1,577	1,822
Other liabilities(a)	5,307	5,881
Long-term debt(a)	12,893	13,714
Total Liabilities	$190,293	190,125
Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	2,116	2,116
Capital surplus	3,682	3,684
Retained earnings	22,032	21,689
Accumulated other comprehensive loss	(4,245)	(5,110)
Treasury stock(g)	(7,272)	(7,103)
Total Equity	$18,364	17,327
Total Liabilities and Equity	$208,657	207,452
(a)Includes $5 and $17 of other short-term investments, $44 and $185 of portfolio loans and leases, $(1) and $(2) of ALLL, $0 and $2 of other assets, $9 and $9 of other liabilities, and $38 and $118 of long-term debt from consolidated VIEs that are included in their respective captions above at March 31, 2023 and December 31, 2022, respectively. For further information, refer to Note 12.
(b)Amortized cost of $55,958 and $57,530 at March 31, 2023 and December 31, 2022, respectively.
(c)Fair value of $2 and $5 at March 31, 2023 and December 31, 2022, respectively.
(d)Includes $599 and $600 of residential mortgage loans held for sale measured at fair value at March 31, 2023 and December 31, 2022, respectively.
(e)Includes $128 and $123 of residential mortgage loans measured at fair value at March 31, 2023 and December 31, 2022, respectively.
(f)Includes $22 and $24 of bank premises and equipment held for sale at March 31, 2023 and December 31, 2022, respectively.
(g)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2023 – 680,536,608 (excludes 243,355,973 treasury shares), December 31, 2022 – 683,385,880 (excludes 240,506,701 treasury shares).
(h)500,000 shares of no par value preferred stock were authorized at both March 31, 2023 and December 31, 2022. There were 422,000 unissued shares of undesignated no par value preferred stock at both March 31, 2023 and December 31, 2022. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both March 31, 2023 and December 31, 2022. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both March 31, 2023 and December 31, 2022. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended March 31,
($ in millions, except share data)	2023	2022
Interest Income
Interest and fees on loans and leases	$1,714	983
Interest on securities	439	294
Interest on other short-term investments	60	12
Total interest income	2,213	1,289
Interest Expense
Interest on deposits	478	11
Interest on federal funds purchased	5	—
Interest on other short-term borrowings	57	—
Interest on long-term debt	156	83
Total interest expense	696	94
Net Interest Income	1,517	1,195
Provision for credit losses	164	45
Net Interest Income After Provision for Credit Losses	1,353	1,150
Noninterest Income
Commercial banking revenue	161	135
Wealth and asset management revenue	146	149
Service charges on deposits	137	152
Card and processing revenue	100	97
Mortgage banking net revenue	69	52
Leasing business revenue	57	62
Other noninterest income	22	52
Securities gains (losses), net	4	(14)
Securities losses, net – non-qualifying hedges on mortgage servicing rights	—	(1)
Total noninterest income	696	684
Noninterest Expense
Compensation and benefits	757	711
Technology and communications	118	101
Net occupancy expense	81	77
Equipment expense	37	36
Leasing business expense	34	32
Marketing expense	29	24
Card and processing expense	22	19
Other noninterest expense	253	222
Total noninterest expense	1,331	1,222
Income Before Income Taxes	718	612
Applicable income tax expense	160	118
Net Income	558	494
Dividends on preferred stock	23	20
Net Income Available to Common Shareholders	$535	474
Earnings per share - basic	$0.78	0.69
Earnings per share - diluted	$0.78	0.68
Average common shares outstanding - basic	684,017,462	687,537,989
Average common shares outstanding - diluted	689,566,425	696,242,395

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended March 31,
($ in millions)	2023	2022
Net Income	$558	494
Other Comprehensive Income (Loss), Net of Tax:
Net unrealized losses on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period	600	(1,929)
Reclassification adjustment for net gains losses included in net income	—	(2)
Net unrealized losses on cash flow hedge derivatives:
Unrealized holding gains (losses) arising during period	215	(313)
Reclassification adjustment for net losses (gains) included in net income	50	(60)
Defined benefit pension plans, net:
Reclassification of amounts to net periodic benefit costs	—	1
Other comprehensive income (loss), net of tax	865	(2,303)
Comprehensive Income (Loss)	$1,423	(1,809)
Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
Balance at December 31, 2021	$2,051	2,116	3,624	20,236	1,207	(7,024)	22,210
Net income				494			494
Other comprehensive loss, net of tax					(2,303)		(2,303)
Cash dividends declared:
Common stock ($0.30 per share)				(209)			(209)
Preferred stock:
Series I ($414.06 per share)				(7)			(7)
Series J ($209.48 per share)				(3)			(3)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			(9)			14	5
Balance at March 31, 2022	$2,051	2,116	3,615	20,501	(1,096)	(7,010)	20,177

Balance at December 31, 2022	$2,051	2,116	3,684	21,689	(5,110)	(7,103)	17,327
Impact of cumulative effect of change in accounting principle(a)				37			37
Balance at January 1, 2023	$2,051	2,116	3,684	21,726	(5,110)	(7,103)	17,364
Net income				558			558
Other comprehensive income, net of tax					865		865
Cash dividends declared:
Common stock ($0.33 per share)				(229)			(229)
Preferred stock:
Series I ($414.06 per share)				(7)			(7)
Series J ($492.75 per share)				(6)			(6)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Shares acquired for treasury						(201)	(201)
Impact of stock transactions under stock compensation plans, net			(2)			32	30
Balance at March 31, 2023	$2,051	2,116	3,682	22,032	(4,245)	(7,272)	18,364
(a)Related to the adoption of ASU 2022-02 as of January 1, 2023. Refer to Note 3 for additional information.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the three months ended March 31,
($ in millions)	2023	2022
Operating Activities
Net income	$558	494
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	164	45
Depreciation, amortization and accretion	117	109
Stock-based compensation expense	76	79
(Benefit from) provision for deferred income taxes	(42)	19
Securities (gains) losses , net	(5)	18
MSR fair value adjustment	53	(137)
Net gains on sales of loans and fair value adjustments on loans held for sale	(18)	(8)
Net gains on disposition and impairment of bank premises and equipment and operating lease equipment	(1)	(3)
Proceeds from sales of loans held for sale	1,335	3,398
Loans originated or purchased for sale, net of repayments	(1,071)	(2,001)
Dividends representing return on equity investments	16	11
Net change in:
Equity and trading debt securities	(133)	186
Other assets	514	287
Accrued taxes, interest and expenses and other liabilities	(242)	(810)
Net Cash Provided by Operating Activities	1,321	1,687
Investing Activities
Proceeds from sales:
AFS securities and other investments	2,054	993
Loans and leases	—	43
Bank premises and equipment	3	—
Proceeds from repayments / maturities of AFS and HTM securities and other investments	608	1,438
Purchases:
AFS securities and other investments	(2,045)	(14,423)
Bank premises and equipment	(113)	(63)
MSRs	(16)	(139)
Proceeds from settlement of BOLI	8	19
Proceeds from sales and dividends representing return of equity investments	14	8
Net change in:
Other short-term investments	(1,443)	14,043
Portfolio loans and leases	(1,452)	(3,504)
Operating lease equipment	19	(32)
Net Cash Used in Investing Activities	(2,363)	(1,617)
Financing Activities
Net change in deposits	(715)	1,287
Net change in other short-term borrowings and federal funds purchased	2,523	(139)
Dividends paid on common and preferred stock	(294)	(230)
Proceeds from issuance of long-term debt	6	12
Repayment of long-term debt	(917)	(870)
Repurchases of treasury stock and related forward contract	(200)	—
Other	(47)	(75)
Net Cash Provided by (Used in) Financing Activities	356	(15)
(Decrease) Increase in Cash and Due from Banks	(686)	55
Cash and Due from Banks at Beginning of Period	3,466	2,994
Cash and Due from Banks at End of Period	$2,780	3,049

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2022 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2023	2022
Cash Payments:
Interest	$682	158
Income taxes	21	11

Transfers:
Portfolio loans and leases to loans and leases held for sale	$3	71
Loans and leases held for sale to portfolio loans and leases	4	402
Portfolio loans and leases to OREO	3	2
Bank premises and equipment to OREO	8	15

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$1	31
Net additions to lease liabilities under finance leases	—	3

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standards Adopted in 2023
The Bancorp adopted the following new accounting standards during the three months ended March 31, 2023:

ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, which provides guidance on the accounting for revenue contracts with customers which are acquired in a business combination. The amendments generally state that an acquirer accounts for an acquired revenue contract with a customer as if it had originated the contract. The amendments also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and liabilities. The Bancorp adopted the amended guidance on January 1, 2023 on a prospective basis and will apply the amendments for business combinations occurring on or after the adoption date. The adoption of the amended guidance did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

ASU 2022-01 – Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method
In March 2022, the FASB issued ASU 2022-01, which clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and renames the last-of-layer method the portfolio layer method. Under previous guidance, the last-of-layer method enabled an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets without having to consider prepayment risk or credit risk when measuring those assets. ASU 2022-01 expands the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. It allows entities to designate multiple layers within a single closed portfolio as individual hedged items. Further, ASU 2022-01 clarifies that the fair value basis adjustments should be adjusted at the portfolio level and should not be allocated to individual assets within the portfolio. The Bancorp adopted the amended guidance on January 1, 2023 on a prospective basis, except for the amendments related to fair value basis adjustments that, if applicable, were required to be applied on a modified retrospective basis. The adoption of the amended guidance did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

ASU 2022-02 – Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued ASU 2022-02, which eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40, amends the guidance on calculating the allowance for credit losses for restructured financing receivables and requires entities to evaluate all receivable modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or the continuation of an existing loan. The amended guidance adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amended guidance also requires disclosure of current period gross charge-offs by year of origination within the vintage disclosures required by ASC 326. The Bancorp adopted the amended guidance on January 1, 2023 on a prospective basis, except for the amendments impacting the measurement of the ACL for TDRs and reasonably expected TDRs, which were adopted on a modified retrospective basis. Upon adoption, the Bancorp recorded a decrease to the ACL of $49 million and a cumulative-effect adjustment to retained earnings of $37 million, net of tax. This adjustment was primarily attributable to the removal of the requirement to use a discounted cash flow approach to measure the impact of certain concessions granted as part of a TDR and the removal of the requirement to consider the impacts of reasonably expected TDRs when estimating expected credit losses. The required disclosures are included in Note 6.

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

Significant Accounting Standards Issued but Not Yet Adopted
The following significant accounting standards were issued but not yet adopted by the Bancorp as of March 31, 2023:

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
ASU 2023-02 – Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
In March 2023, the FASB issued ASU 2023-02, which expands the permitted usage of the proportional amortization method to include additional tax credit investment programs beyond qualifying LIHTC structures if certain conditions are met. The amended guidance permits entities to make elections to apply the proportional amortization method on a program-by-program basis for qualifying programs and also makes certain amendments to measurement and disclosure guidance. The amended disclosure guidance applies to all investments within programs where the proportional amortization method has been elected, including investments within those programs which do not meet the criteria to permit application of the proportional amortization method. The amended guidance is effective for the Bancorp on January 1, 2024, with early adoption permitted, and is to be applied on a modified retrospective or retrospective basis, except for certain provisions affecting the measurement of existing LIHTC investments which may be applied prospectively. The Bancorp is in the process of evaluating the impact of the amended guidance on the Condensed Consolidated Financial Statements.

Reference Rate Reform and LIBOR Transition
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in the ASU apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, which clarified that the optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting also apply to derivatives that are affected by the discounting transition. The expedients and exceptions provided by the amendments did not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity had elected certain optional expedients. Subsequently, in December 2022, the FASB issued ASU 2022-06 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in ASU 2020-04 (as amended) are effective for the Bancorp as of March 12, 2020 and may be applied through December 31, 2024. The Bancorp is in the process of evaluating and applying, as applicable, the optional expedients and exceptions in accounting for eligible contract modifications, eligible existing hedging relationships and new hedging relationships available through December 31, 2024.

Updates to Significant Accounting and Reporting Policies
In conjunction with the adoption of ASU 2022-02 on January 1, 2023, the Bancorp has updated its accounting and reporting policies for nonaccrual loans and leases, loan modifications and the ALLL as described below. Refer to Note 1 of the Notes to Consolidated Financial Statements in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of these accounting and reporting policies for periods prior to January 1, 2023.

Portfolio loans and leases - nonaccrual loans and leases
The Bancorp places loans and leases on nonaccrual status when full repayment of principal and interest is not expected, unless the loan or lease is well-secured and in the process of collection. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization/accretion of deferred net direct loan origination fees or costs are discontinued and all previously accrued and unpaid interest is reversed against income. The Bancorp utilizes the following policies to determine when full repayment of principal and interest on a loan or lease is not expected:
•Commercial loans are placed on nonaccrual status when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due. Such loans are also placed on nonaccrual status when the principal or interest is past due 90 days or more, unless the loan is fully or partially guaranteed by a government agency.
•Residential mortgage loans are placed on nonaccrual status when principal and interest payments become past due 150 days or more, unless repayment of the loan is fully or partially guaranteed by a government agency. Residential mortgage loans may stay on nonaccrual status for an extended time as the foreclosure process typically lasts longer than 180 days. The Bancorp maintains a reserve for the portion of accrued interest receivable that it estimates will be uncollectible, at the portfolio level, for residential mortgage loans which are past due 90 days or more and on accrual status. This reserve is recorded as a component of other assets on the Bancorp’s Condensed Consolidated Balance Sheets, consistent with the classification of the related accrued interest receivable.
•Home equity loans and lines of credit are placed on nonaccrual status if principal or interest has been in default for 90 days or more. Home equity loans and lines of credit that have been in default for 60 days or more are also placed on nonaccrual status if the senior lien has been in default 120 days or more.
•Credit card loans that have been modified for a borrower experiencing financial difficulty are placed on nonaccrual status at the time of the modification. Subsequent to the modification, accounts are placed on nonaccrual status when required payments become past due 90 days or more in accordance with the modified terms.
•Indirect secured consumer loans and other consumer loans are generally placed on nonaccrual status when principal or interest becomes past due 90 days or more.
•Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower are considered collateral-dependent loans and placed on nonaccrual status, regardless of the borrower’s payment history or capacity to repay in the future.

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

Nonaccrual loans and leases may be returned to accrual status when all delinquent principal and interest payments become current in accordance with the loan agreement and the remaining principal and interest payments are reasonably assured of repayment in accordance with the contractual terms of the loan agreement, or when the loan is both well-secured and in the process of collection. Nonaccrual loans that have been modified for a borrower experiencing financial difficulty may not be returned to accrual status unless such loans have sustained repayment performance of six months or more and are reasonably assured of repayment in accordance with the modified terms. Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower may be returned to accrual status provided there is a sustained payment history of twelve months or more after bankruptcy and collectability is reasonably assured for all remaining contractual payments.

Except for loans discharged in a Chapter 7 bankruptcy that are not reaffirmed by the borrower, accruing residential mortgage loans, home equity loans and lines of credit, indirect secured consumer loans and other consumer loans modified for borrowers experiencing financial difficulty are maintained on accrual status, provided there is reasonable assurance of repayment and of performance according to the modified terms based upon a current, well-documented credit evaluation. Accruing commercial loans modified for borrowers experiencing financial difficulty are maintained on accrual status provided there is a sustained payment history of six months or more prior to the modification and collectability is reasonably assured for all remaining contractual payments under the modified terms. Modifications of commercial loans and credit card loans for borrowers experiencing financial difficulty that do not have a sustained payment history of six months or more in accordance with their modified terms remain on nonaccrual status until a six-month payment history is sustained.

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

The Bancorp records a charge-off to the ALLL when all or a portion of a loan or lease is deemed to be uncollectible, after considering the net realizable value of any underlying collateral. Commercial loans and leases on nonaccrual status and criticized commercial loans with aggregate borrower relationships exceeding $1 million are subject to an individual review to identify charge-offs. The Bancorp does not have an established delinquency threshold for partially or fully charging off commercial loans and leases. The Bancorp records charge-offs on consumer loans in accordance with applicable regulatory guidelines, which are primarily based on a loan’s delinquency status.

Portfolio loans and leases - loan modifications
In circumstances where an existing loan is modified (including a restructuring, refinancing, or other changes in terms which affect the loan’s contractual cash flows), the Bancorp evaluates whether the modification results in a continuation of the existing loan or the origination of a new loan. The Bancorp accounts for a modification as a new loan if the terms of the modified loan are at least as favorable to the Bancorp as the terms for comparable loans to other borrowers with similar collection risks who are obtaining new loans, or if the modification of terms is considered more than minor. If neither of these conditions are met, then the Bancorp will account for the loan as a continuation of the existing loan. When a modification is accounted for as a new loan, any unamortized net deferred fees or costs from the original loan are recognized in interest income when the new loan is originated. When a modification is accounted for as a continuation of the existing loan, the unamortized net deferred fees or costs from the original loan and any additional incremental direct fees and costs are carried forward and deferred as part of the amortized cost basis of the modified loan.

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

The Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases. Contractual terms are adjusted for expected prepayments but are not extended for expected extensions, renewals or modifications except in circumstances where extension or renewal options are embedded in the original contract and not unconditionally cancellable by the Bancorp. Accrued interest receivable on loans is presented in the Condensed Consolidated Financial Statements as a component of other assets. When accrued interest is deemed to be uncollectible (typically when a loan is placed on

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
nonaccrual status), interest income is reversed. The Bancorp follows established policies for placing loans on nonaccrual status, so uncollectible accrued interest receivable is reversed in a timely manner. As a result, the Bancorp has elected not to measure a reserve for accrued interest receivable as part of its ALLL. However, the Bancorp does record a reserve for the portion of accrued interest receivable that it expects to be uncollectible.

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

Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million on nonaccrual status are individually evaluated for an ALLL. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan or lease structure (including modifications, if any) and other factors when determining the amount of the ALLL. Other factors may include the borrower’s susceptibility to risks presented by the forecasted macroeconomic environment, the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. When loans and leases are individually evaluated, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan or lease given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for individually evaluated loans and leases that are collateral-dependent are measured based on the fair value of the underlying collateral, less expected costs to sell where applicable. Individually evaluated loans and leases that are not collateral-dependent are measured based on the observable market value of the loan or lease or the present value of its expected cash flows discounted at the loan’s effective interest rate. Specific allowances on individually evaluated commercial loans and leases are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Bancorp considers loans to be collateral-dependent when it becomes probable that repayment of the loan will be provided through the sale or operation of the collateral instead of from payments made by the borrower. The expected credit losses for these loans are typically estimated based on the fair value of the underlying collateral, less expected costs to sell where applicable. Specific allowances on individually evaluated consumer and residential mortgage loans are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

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
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

March 31, 2023 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,828	1	(140)	2,689
Obligations of states and political subdivisions securities	3	—	—	3
Mortgage-backed securities:
Agency residential mortgage-backed securities	12,246	6	(1,179)	11,073
Agency commercial mortgage-backed securities	29,231	10	(3,058)	26,183
Non-agency commercial mortgage-backed securities	5,057	—	(507)	4,550
Asset-backed securities and other debt securities	5,703	2	(374)	5,331
Other securities(a)	890	—	—	890
Total available-for-sale debt and other securities	$55,958	19	(5,258)	50,719
Held-to-maturity securities:
Asset-backed securities and other debt securities	$2	—	—	2
Total held-to-maturity securities	$2	—	—	2
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $396, $491 and $3, respectively, at March 31, 2023, that are carried at cost.

December 31, 2022 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,683	—	(188)	2,495
Obligations of states and political subdivisions securities	18	—	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	12,604	5	(1,372)	11,237
Agency commercial mortgage-backed securities	29,824	11	(3,513)	26,322
Non-agency commercial mortgage-backed securities	5,235	—	(520)	4,715
Asset-backed securities and other debt securities	6,292	3	(453)	5,842
Other securities(a)	874	—	—	874
Total available-for-sale debt and other securities	$57,530	19	(6,046)	51,503
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$3	—	—	3
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$5	—	—	5
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $381, $491 and $2, respectively, at December 31, 2022, that are carried at cost.

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	March 31, 2023	December 31, 2022
Trading debt securities	$1,174	414
Equity securities	323	317

The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $137 million and $131 million at March 31, 2023 and December 31, 2022, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

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

	For the three months ended March 31,
($ in millions)	2023	2022
Available-for-sale debt and other securities:
Realized gains	$29	3
Realized losses	(29)	—
Net realized gains on available-for-sale debt and other securities	$—	3
Trading debt securities:
Net realized losses	—	(1)
Net unrealized gains	—	11
Net trading debt securities gains	$—	10
Equity securities:
Net realized gains	—	1
Net unrealized gains (losses)	4	(29)
Net equity securities gains (losses)	$4	(28)
Total gains (losses) recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$4	(15)
(a)Excludes $1 of net securities gains and $3 of net securities losses for the three months ended March 31, 2023 and 2022, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These losses are included in commercial banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

At both March 31, 2023 and December 31, 2022, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during both the three months ended March 31, 2023 and 2022.

At March 31, 2023 and December 31, 2022, investment securities with a fair value of $21.1 billion and $11.0 billion, respectively, were pledged to secure borrowing capacity, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of March 31, 2023 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$136	133	—	—
Due after 1 year through 5 years	13,519	12,697	—	—
Due after 5 years through 10 years	30,863	27,727	—	—
Due after 10 years	10,550	9,272	2	2
Other securities	890	890	—	—
Total	$55,958	50,719	2	2
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

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
U.S. Treasury and federal agencies securities	$863	(15)	1,622	(125)	2,485	(140)
Obligations of states and political subdivisions securities	—	—	1	—	1	—
Agency residential mortgage-backed securities	4,293	(291)	6,616	(888)	10,909	(1,179)
Agency commercial mortgage-backed securities	12,883	(1,047)	12,881	(2,011)	25,764	(3,058)
Non-agency commercial mortgage-backed securities	788	(43)	3,761	(464)	4,549	(507)
Asset-backed securities and other debt securities	1,529	(42)	3,630	(332)	5,159	(374)
Total	$20,356	(1,438)	28,511	(3,820)	48,867	(5,258)
December 31, 2022
U.S. Treasury and federal agencies securities	$2,400	(188)	—	—	2,400	(188)
Obligations of states and political subdivisions securities	—	—	1	—	1	—
Agency residential mortgage-backed securities	10,078	(1,170)	938	(202)	11,016	(1,372)
Agency commercial mortgage-backed securities	22,083	(2,487)	3,697	(1,026)	25,780	(3,513)
Non-agency commercial mortgage-backed securities	3,621	(272)	1,059	(248)	4,680	(520)
Asset-backed securities and other debt securities	3,164	(178)	2,495	(275)	5,659	(453)
Total	$41,346	(4,295)	8,190	(1,751)	49,536	(6,046)

At March 31, 2023 and December 31, 2022, $20 million and $42 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	March 31, 2023	December 31, 2022
Loans and leases held for sale:
Commercial and industrial loans	$21	73
Commercial leases	3	—
Residential mortgage loans	725	934
Total loans and leases held for sale	$749	1,007
Portfolio loans and leases:
Commercial and industrial loans	$57,720	57,232
Commercial mortgage loans	11,228	11,020
Commercial construction loans	5,548	5,433
Commercial leases	2,743	2,704
Total commercial loans and leases	$77,239	76,389
Residential mortgage loans	$17,608	17,628
Home equity	3,958	4,039
Indirect secured consumer loans	16,484	16,552
Credit card	1,761	1,874
Other consumer loans	5,807	4,998
Total consumer loans	$45,618	45,091
Total portfolio loans and leases	$122,857	121,480

Portfolio loans and leases are recorded net of unearned income, which totaled $262 million and $238 million as of March 31, 2023 and December 31, 2022, respectively. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net discount of $51 million and net premium of $146 million as of March 31, 2023 and December 31, 2022, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $548 million and $518 million at March 31, 2023 and December 31, 2022, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $15.8 billion and $15.9 billion as of March 31, 2023 and December 31, 2022, respectively, pledged to the FHLB, and loans of $56.1 billion and $57.1 billion at March 31, 2023 and December 31, 2022, respectively, pledged to the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing(a)
($ in millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Commercial and industrial loans	$57,741	57,305	17	11
Commercial mortgage loans	11,228	11,020	—	—
Commercial construction loans	5,548	5,433	—	—
Commercial leases	2,746	2,704	—	2
Residential mortgage loans	18,333	18,562	9	7
Home equity	3,958	4,039	1	1
Indirect secured consumer loans	16,484	16,552	—	—
Credit card	1,761	1,874	18	18
Other consumer loans	5,807	4,998	1	1
Total loans and leases	$123,606	122,487	46	40
Less: Loans and leases held for sale	749	1,007
Total portfolio loans and leases	$122,857	121,480
(a)Excludes government guaranteed residential mortgage loans.

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended March 31,
($ in millions)	2023	2022
Commercial and industrial loans	$30	9
Commercial mortgage loans	—	(1)
Commercial construction loans	1	—
Residential mortgage loans	—	(1)
Home equity	—	(1)
Indirect secured consumer loans	14	7
Credit card	15	13
Other consumer loans	18	8
Total net charge-offs	$78	34

The following table presents the components of the net investment in portfolio leases as of:

($ in millions)(a)	March 31, 2023	December 31, 2022
Net investment in direct financing leases:
Lease payment receivable (present value)	$582	570
Unguaranteed residual assets (present value)	109	107
Net investment in sales-type leases:
Lease payment receivable (present value)	1,728	1,704
Unguaranteed residual assets (present value)	76	76
(a)Excludes $248 and $247 of leveraged leases at March 31, 2023 and December 31, 2022, respectively.

Interest income recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 was $6 million and $8 million, respectively, for direct financing leases and $15 million and $11 million, respectively, for sales-type leases.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents undiscounted cash flows for both direct financing and sales-type leases for the remainder of 2023 through 2028 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of March 31, 2023 ($ in millions)	Direct Financing Leases	Sales-Type Leases
Remainder of 2023	$145	388
2024	159	471
2025	113	409
2026	95	239
2027	58	177
2028	18	108
Thereafter	37	82
Total undiscounted cash flows	$625	1,874
Less: Difference between undiscounted cash flows and discounted cash flows	43	146
Present value of lease payments (recognized as lease receivables)	$582	1,728

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $18 million and $15 million at March 31, 2023 and December 31, 2022, respectively, to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the lease residual value. Refer to Note 6 for additional information on credit quality and the ALLL.

6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended March 31, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,127	245	822	2,194
Impact of adoption of ASU 2022-02	4	(36)	(17)	(49)
Losses charged off(a)	(33)	(1)	(76)	(110)
Recoveries of losses previously charged off(a)	2	1	29	32
Provision for (benefit from) loan and lease losses	43	(24)	129	148
Balance, end of period	$1,143	185	887	2,215
(a)The Bancorp recorded $9 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the three months ended March 31, 2022 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,102	235	555	1,892
Losses charged off(a)	(11)	(1)	(52)	(64)
Recoveries of losses previously charged off(a)	3	2	25	30
Benefit from loan and lease losses	16	3	31	50
Balance, end of period	$1,110	239	559	1,908
(a)The Bancorp recorded $8 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of March 31, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$78	—	2	80
Collectively evaluated	1,065	185	885	2,135
Total ALLL	$1,143	185	887	2,215
Portfolio loans and leases:(b)
Individually evaluated	$319	92	49	460
Collectively evaluated	76,920	17,388	27,961	122,269
Total portfolio loans and leases	$77,239	17,480	28,010	122,729
(a)Includes $2 related to commercial leveraged leases at March 31, 2023.
(b)Excludes $128 of residential mortgage loans measured at fair value and includes $248 of commercial leveraged leases, net of unearned income at March 31, 2023.

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
(b)Excludes $123 of residential mortgage loans measured at fair value and includes $247 of commercial leveraged leases, net of unearned income at December 31, 2022.

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

For loans and leases that are collectively evaluated for an ACL, the Bancorp utilizes models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. For the commercial portfolio segment, the estimates for probability of default are primarily based on internal ratings assigned to each commercial borrower on a 13-point scale and historical observations of how those ratings migrate to a default over time in the context of macroeconomic conditions. For loans with available credit, the estimate of the expected balance at the time of default considers expected utilization rates, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. For more information about the Bancorp’s processes for developing these models, estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit losses for individually evaluated loans, refer to Note 3.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost basis of the Bancorp’s commercial portfolio segment, by class and vintage, disaggregated by credit risk grade:

As of March 31, 2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial loans:
Pass	$805	4,364	2,673	885	402	648	44,136	—	53,913
Special mention	7	44	11	8	36	36	1,414	—	1,556
Substandard	76	121	58	218	25	108	1,630	—	2,236
Doubtful	—	—	2	—	—	—	13	—	15
Total commercial and industrial loans	$888	4,529	2,744	1,111	463	792	47,193	—	57,720
Commercial mortgage owner-occupied loans:
Pass	$240	1,139	754	477	248	369	1,743	—	4,970
Special mention	12	14	29	3	2	12	22	—	94
Substandard	25	20	21	17	71	37	140	—	331
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner- occupied loans	$277	1,173	804	497	321	418	1,905	—	5,395
Commercial mortgage nonowner-occupied loans:
Pass	$165	1,087	447	474	393	345	2,508	—	5,419
Special mention	47	—	32	26	—	2	139	—	246
Substandard	27	30	24	18	1	17	51	—	168
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$239	1,117	503	518	394	364	2,698	—	5,833
Commercial construction loans:
Pass	$14	73	31	87	8	34	4,980	—	5,227
Special mention	—	—	33	—	—	—	147	—	180
Substandard	4	49	—	—	—	2	86	—	141
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$18	122	64	87	8	36	5,213	—	5,548
Commercial leases:
Pass	$271	495	606	280	186	799	—	—	2,637
Special mention	—	3	9	4	2	16	—	—	34
Substandard	7	5	15	2	3	40	—	—	72
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$278	503	630	286	191	855	—	—	2,743
Total commercial loans and leases:
Pass	$1,495	7,158	4,511	2,203	1,237	2,195	53,367	—	72,166
Special mention	66	61	114	41	40	66	1,722	—	2,110
Substandard	139	225	118	255	100	204	1,907	—	2,948
Doubtful	—	—	2	—	—	—	13	—	15
Total commercial loans and leases	$1,700	7,444	4,745	2,499	1,377	2,465	57,009	—	77,239

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2022 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial loans:
Pass	$3,825	3,098	994	445	269	488	44,521	—	53,640
Special mention	65	24	15	36	10	24	1,221	—	1,395
Substandard	150	77	233	26	7	107	1,597	—	2,197
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$4,040	3,199	1,242	507	286	619	47,339	—	57,232
Commercial mortgage owner-occupied loans:
Pass	$1,177	826	522	257	160	264	1,624	—	4,830
Special mention	17	15	13	12	13	2	56	—	128
Substandard	51	14	20	73	11	25	106	—	300
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,245	855	555	342	184	291	1,786	—	5,258
Commercial mortgage nonowner-occupied loans:
Pass	$1,127	462	490	397	220	170	2,453	—	5,319
Special mention	1	84	26	—	—	23	88	—	222
Substandard	65	19	18	1	1	17	100	—	221
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$1,193	565	534	398	221	210	2,641	—	5,762
Commercial construction loans:
Pass	$82	31	93	8	35	7	4,684	—	4,940
Special mention	—	—	—	—	—	—	293	—	293
Substandard	53	—	—	—	—	2	145	—	200
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$135	31	93	8	35	9	5,122	—	5,433
Commercial leases:
Pass	$584	664	306	192	146	696	—	—	2,588
Special mention	—	4	2	4	7	19	—	—	36
Substandard	1	20	2	4	21	32	—	—	80
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$585	688	310	200	174	747	—	—	2,704
Total commercial loans and leases:
Pass	$6,795	5,081	2,405	1,299	830	1,625	53,282	—	71,317
Special mention	83	127	56	52	30	68	1,658	—	2,074
Substandard	320	130	273	104	40	183	1,948	—	2,998
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	$7,198	5,338	2,734	1,455	900	1,876	56,888	—	76,389

The following table summarizes the Bancorp’s gross charge-offs within the commercial portfolio segment, by class and vintage:

For the three months ended March 31, 2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Commercial loans and leases:
Commercial and industrial loans	$—	1	11	—	—	—	20	—	32
Commercial construction loans	—	—	—	—	—	—	1	—	1
Total commercial loans and leases	$—	1	11	—	—	—	21	—	33

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of March 31, 2023 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$57,549	109	62	171	57,720	17
Commercial mortgage owner-occupied loans	5,386	6	3	9	5,395	—
Commercial mortgage nonowner-occupied loans	5,832	1	—	1	5,833	—
Commercial construction loans	5,541	2	5	7	5,548	—
Commercial leases	2,723	16	4	20	2,743	—
Total portfolio commercial loans and leases	$77,031	134	74	208	77,239	17
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2022 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$57,092	98	42	140	57,232	11
Commercial mortgage owner-occupied loans	5,241	14	3	17	5,258	—
Commercial mortgage nonowner-occupied loans	5,756	6	—	6	5,762	—
Commercial construction loans	5,424	7	2	9	5,433	—
Commercial leases	2,698	4	2	6	2,704	2
Total portfolio commercial loans and leases	$76,211	129	49	178	76,389	13
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

For collectively evaluated loans in the consumer and residential mortgage portfolio segments, the Bancorp’s expected credit loss models primarily utilize the borrower’s FICO score and delinquency history in combination with macroeconomic conditions when estimating the probability of default. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. The expected balance at the estimated date of default is also especially impactful in the expected credit loss models for portfolio classes which generally have longer terms (such as residential mortgage loans and home equity) and portfolio classes containing a high concentration of loans with revolving privileges (such as home equity). The estimate of the expected balance at the time of default considers expected prepayment and utilization rates where applicable, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. Refer to Note 3 for additional information about the Bancorp’s process for developing these models and its process for estimating credit losses for periods beyond the reasonable and supportable forecast period.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both age and performing versus nonperforming status:

As of March 31, 2023 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$249	3,222	5,355	2,931	1,028	4,543	—	—	17,328
30-89 days past due	—	1	2	3	1	10	—	—	17
90 days or more past due	—	1	2	—	1	5	—	—	9
Total performing	249	3,224	5,359	2,934	1,030	4,558	—	—	17,354
Nonperforming	—	1	3	4	4	114	—	—	126
Total residential mortgage loans(b)	$249	3,225	5,362	2,938	1,034	4,672	—	—	17,480
Home equity:
Performing:
Current	$14	45	3	7	14	106	3,663	14	3,866
30-89 days past due	—	—	—	—	—	2	21	—	23
90 days or more past due	—	—	—	—	—	1	—	—	1
Total performing	14	45	3	7	14	109	3,684	14	3,890
Nonperforming	—	—	—	—	—	7	60	1	68
Total home equity	$14	45	3	7	14	116	3,744	15	3,958
Indirect secured consumer loans:
Performing:
Current	$1,595	5,526	5,355	2,302	1,041	528	—	—	16,347
30-89 days past due	2	32	33	19	14	10	—	—	110
90 days or more past due	—	—	—	—	—	—	—	—	—
Total performing	1,597	5,558	5,388	2,321	1,055	538	—	—	16,457
Nonperforming	—	5	5	7	5	5	—	—	27
Total indirect secured consumer loans	$1,597	5,563	5,393	2,328	1,060	543	—	—	16,484
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,696	—	1,696
30-89 days past due	—	—	—	—	—	—	18	—	18
90 days or more past due	—	—	—	—	—	—	18	—	18
Total performing	—	—	—	—	—	—	1,732	—	1,732
Nonperforming	—	—	—	—	—	—	29	—	29
Total credit card	$—	—	—	—	—	—	1,761	—	1,761
Other consumer loans:
Performing:
Current	$722	2,928	481	323	149	229	903	31	5,766
30-89 days past due	—	19	5	2	2	3	3	—	34
90 days or more past due	—	1	—	—	—	—	—	—	1
Total performing	722	2,948	486	325	151	232	906	31	5,801
Nonperforming	—	3	1	—	—	1	1	—	6
Total other consumer loans	$722	2,951	487	325	151	233	907	31	5,807
Total residential mortgage and consumer loans:
Performing:
Current	$2,580	11,721	11,194	5,563	2,232	5,406	6,262	45	45,003
30-89 days past due	2	52	40	24	17	25	42	—	202
90 days or more past due	—	2	2	—	1	6	18	—	29
Total performing	2,582	11,775	11,236	5,587	2,250	5,437	6,322	45	45,234
Nonperforming	—	9	9	11	9	127	90	1	256
Total residential mortgage and consumer loans(b)	$2,582	11,784	11,245	5,598	2,259	5,564	6,412	46	45,490
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2023, $76 of these loans were 30-89 days past due and $154 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses during the three months ended March 31, 2023, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $128 of residential mortgage loans measured at fair value at March 31, 2023, including $3 of nonperforming loans.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the Bancorp’s gross charge-offs within the residential mortgage and consumer portfolio segments, by class and vintage:

For the three months ended March 31, 2023 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Residential mortgage loans	$—	—	—	—	—	1	—	—	1
Consumer loans:
Home equity	—	—	—	—	—	—	1	—	1
Indirect secured consumer loans	—	8	6	4	3	2	—	—	23
Credit cards	—	—	—	—	—	20	—	—	20
Other consumer loans	—	10	5	3	2	3	8	1	32
Total residential mortgage and consumer loans	$—	18	11	7	5	26	9	1	77

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	March 31, 2023	December 31, 2022
Commercial loans and leases:
Commercial and industrial loans	$276	433
Commercial mortgage owner-occupied loans	12	14
Commercial mortgage nonowner-occupied loans	21	27
Commercial construction loans	5	56
Commercial leases	5	1
Total commercial loans and leases	$319	531
Residential mortgage loans	92	57
Consumer loans:
Home equity	43	46
Indirect secured consumer loans	6	6
Total consumer loans	$49	52
Total portfolio loans and leases	$460	640

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain and certain other assets, including OREO and other repossessed property.

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	March 31, 2023			December 31, 2022
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$239	41	280	114	101	215
Commercial mortgage owner-occupied loans	11	11	22	9	7	16
Commercial mortgage nonowner-occupied loans	18	4	22	20	4	24
Commercial construction loans	3	2	5	6	2	8
Commercial leases	4	1	5	—	—	—
Total nonaccrual portfolio commercial loans and leases	$275	59	334	149	114	263
Residential mortgage loans	92	37	129	81	43	124
Consumer loans:
Home equity	55	13	68	45	22	67
Indirect secured consumer loans	26	1	27	26	3	29
Credit card	29	—	29	27	—	27
Other consumer loans	6	—	6	5	—	5
Total nonaccrual portfolio consumer loans	$116	14	130	103	25	128
Total nonaccrual portfolio loans and leases(a)(b)	$483	110	593	333	182	515
OREO and other repossessed property	—	30	30	—	24	24
Total nonperforming portfolio assets(a)(b)	$483	140	623	333	206	539
(a)Excludes an immaterial amount of nonaccrual loans held for sale as of both March 31, 2023 and December 31, 2022.
(b)Includes $17 and $15 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of March 31, 2023 and December 31, 2022, respectively.

The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the three months ended March 31, 2023 and 2022.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $175 million and $154 million as of March 31, 2023 and December 31, 2022, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
On January 1, 2023, the Bancorp adopted ASU 2022-02, which eliminated the recognition and measurement guidance for TDRs. The amended accounting and disclosure requirements are applicable to loan modifications to borrowers experiencing financial difficulty which are completed on or after the adoption date. For further information on the adoption of ASU 2022-02, refer to Note 3.

In the course of servicing its loans, the Bancorp works with borrowers who are experiencing financial difficulty to identify solutions that are mutually beneficial to both parties with the objective of mitigating the risk of losses on the loan. These efforts often result in modifications to the payment terms of the loan. The types of modifications offered to borrowers vary by type of loan and may include term extensions, interest rate reductions, payment delays (other than those that are insignificant) or combinations thereof. The Bancorp typically does not provide principal forgiveness except in circumstances where the loan has already been fully or partially charged off.

The Bancorp applies its expected credit loss models consistently to both modified and non-modified loans when estimating the ALLL. For loans which are modified for borrowers experiencing financial difficulty, there is generally not a significant change to the ALLL upon modification because the Bancorp’s ALLL estimation methodologies already consider those borrowers’ financial difficulties and the resulting effects of potential modifications when estimating expected credit losses.

As of March 31, 2023, portfolio loans with an amortized cost basis of $202 million, or 0.16% of total portfolio loans and leases, were modified during the three months ended March 31, 2023 for borrowers experiencing financial difficulty, as further discussed in the following sections. This amount excludes $13 million of consumer and residential mortgage loans as of March 31, 2023 which have been granted a concession under provisions of the Federal Bankruptcy Act and are monitored separately from loans modified under the Bancorp’s loan

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
modification programs. As of March 31, 2023, the Bancorp had commitments of $109 million to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the three months ended March 31, 2023.

Commercial portfolio segment
Commercial loan modifications are individually negotiated and may vary depending on the borrower’s financial situation, but the Bancorp most commonly utilizes term extensions for periods of 3 to 12 months. In less common situations and when specifically warranted by the borrower’s situation, the Bancorp may also consider offering commercial borrowers interest rate reductions or payment deferrals, which may be combined with a term extension.

The following table presents the amortized cost basis of the Bancorp’s commercial portfolio loans that were modified for borrowers experiencing financial difficulty during the three months ended March 31, 2023, by portfolio class and type of modification:

($ in millions)	Term Extension	Interest Rate Reduction	Term Extension and Interest Rate Reduction	Total	% of Total Class
Commercial and industrial loans	$105	1	—	106	0.18%
Commercial mortgage owner-occupied loans	1	—	—	1	0.02
Commercial mortgage nonowner-occupied loans	22	—	3	25	0.43
Commercial construction loans	31	—	—	31	0.56
Total commercial portfolio loans	$159	1	3	163	0.21%

Residential mortgage portfolio segment
The Bancorp has established residential mortgage loan modification programs which define the type of modifications available as well as the eligibility criteria for borrowers. The designs of the Bancorp’s modification programs for residential mortgage loans are similar to those utilized by the various GSEs. The most common modification program utilized for residential mortgage loans is a term extension for up to 480 months from the modification date, combined with a change in interest rate to a fixed rate (which may be an increase or decrease from the rate in the original loan). As part of these modifications, the Bancorp may capitalize delinquent amounts due at the time of the modification into the principal balance of the loan when determining its modified payment structure. For loans where the modification results in a new monthly payment amount, borrowers are generally required to complete a trial period of three to four months before the loan is permanently modified. The Bancorp also offers payment delay modifications to qualified borrowers which allow either the deferral of repayment for delinquent amounts due until maturity or capitalization of delinquent amounts due into the principal balance of the loan. The number of monthly payments delayed varies by borrower but is most commonly within a range of 6 to 12 months.

The following table presents the amortized cost basis of the Bancorp’s residential mortgage loans that were modified for borrowers experiencing financial difficulty during the three months ended March 31, 2023, by type of modification:

($ in millions)	Total	% of Total Class
Payment delay	$8	0.05%
Term extension and payment delay	14	0.08
Term extension, interest rate reduction and payment delay	2	0.01
Total residential mortgage portfolio loans	$24	0.14%

The Bancorp had $18 million of in-process modifications to residential mortgage loans outstanding as of March 31, 2023 which are excluded from the completed modification activity in the table above. These in-process modifications will be reported as completed modifications once the borrower satisfies the applicable contingencies in the modification agreement and the loan is contractually modified to make the modified terms permanent.

Consumer portfolio segment
The Bancorp’s modification programs for consumer loans vary based on type of loan. The most common modification program for home equity is a term extension for up to 360 months combined with a deferral of delinquent amounts due until maturity, which may also be combined with an interest rate reduction. Modification programs for credit card typically involve an interest rate reduction and an increase to the minimum monthly payment in order to repay a larger portion of outstanding balances. Modifications for indirect secured consumer loans and other consumer loans are less commonly utilized as part of the Bancorp’s loss mitigation activities and programs vary by specific product type.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the amortized cost basis of the Bancorp’s consumer portfolio loans that were modified for borrowers experiencing financial difficulty during the three months ended March 31, 2023, by portfolio class and type of modification:

($ in millions)	Interest Rate Reduction	Payment Deferral	Term Extension and Payment Deferral	Term Extension, Interest Rate Reduction and Payment Deferral	Total	% of Total Class
Home equity	$—	—	1	3	4	0.10%
Credit card	10	—	—	—	10	0.57
Other consumer loans	—	1	—	—	1	0.02
Total consumer portfolio loans	$10	1	1	3	15	0.05%

Financial effects of loan modifications
The following table presents the financial effects of the Bancorp’s portfolio loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2023, by portfolio class:

Financial Effects
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions was 5 months.
Commercial mortgage owner-occupied loans	Weighted-average length of term extensions was 4 months.
Commercial mortgage nonowner-occupied loans	Weighted-average length of term extensions was 8 months and the weighted-average interest rate reduction was from 9.1% to 8.9%.
Commercial construction loans	Weighted-average length of term extensions was 12 months.
Residential mortgage loans	Weighted-average length of term extensions was 130 months and the amount of payment delays represented approximately 16% of the related loan balances.
Consumer loans:
Home equity
Weighted-average length of term extensions was 24.8 years, the weighted-average interest rate reduction was from 8.0% to 6.5% and the amount of payment deferrals represented approximately 6% of the related loan balances.

Credit card	Weighted-average interest rate reduction was from 23.2% to 3.9%.
Other consumer loans	Amount of payment deferrals represented approximately 6% of the related loan balances.

Credit quality of modified loans
The Bancorp closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the Bancorp’s portfolio loans that were modified to borrowers experiencing financial difficulty during the three months ended March 31, 2023, by age and portfolio class:

		Past Due
($ in millions)	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$106	—	—	106
Commercial mortgage owner-occupied loans	1	—	—	1
Commercial mortgage nonowner-occupied loans	25	—	—	25
Commercial construction loans	31	—	—	31
Residential mortgage loans	23	1	—	24
Consumer loans:
Home equity	4	—	—	4
Credit card(a)	6	3	1	10
Other consumer loans	1	—	—	1
Total portfolio loans	$197	4	1	202
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

The Bancorp considers modifications to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms as subsequently defaulted. Since the adoption of ASU 2022-02 on January 1, 2023, there were no modifications to borrowers experiencing financial difficulty that had become 90 days or more past due under the modified terms at March 31, 2023.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

Troubled Debt Restructurings
Prior to the adoption of ASU 2022-02 on January 1, 2023, loans were accounted for as TDRs if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. Refer to Note 1 and Note 6 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the Bancorp’s accounting policies for the identification and measurement of TDRs and the related impact on the ALLL.

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $130 million and $60 million, respectively, as of December 31, 2022.

The following table provides a summary of portfolio loans, by class, modified in a TDR by the Bancorp during the three months ended:

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

The Bancorp considered TDRs that became 90 days or more past due under the modified terms as subsequently defaulted. The following table provides a summary of TDRs that subsequently defaulted during the three months ended March 31, 2022 and were within 12 months of the restructuring date:

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of:

($ in millions)	March 31, 2023	December 31, 2022
Equipment	$2,532	2,492
Buildings(a)	1,712	1,699
Land and improvements(a)	637	640
Leasehold improvements	581	568
Construction in progress(a)	133	124
Bank premises and equipment held for sale:
Land and improvements	16	17
Buildings	6	7
Accumulated depreciation and amortization	(3,398)	(3,360)
Total bank premises and equipment	$2,219	2,187
(a)Buildings, land and improvements and construction in progress included $26 and $27 associated with parcels of undeveloped land intended for future branch expansion at March 31, 2023 and December 31, 2022, respectively.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service banking centers at certain locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. The Bancorp closed a total of 23 banking centers throughout its footprint during the three months ended March 31, 2023.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $1 million and immaterial for the three months ended March 31, 2023 and 2022, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

8. Operating Lease Equipment
Operating lease equipment was $578 million and $627 million at March 31, 2023 and December 31, 2022, respectively, net of accumulated depreciation of $339 million and $338 million at March 31, 2023 and December 31, 2022, respectively. The Bancorp recorded lease income of $37 million and $36 million relating to lease payments for operating leases in leasing business revenue in the Condensed Consolidated Statements of Income during the three months ended March 31, 2023 and 2022, respectively. Depreciation expense related to operating lease equipment was $31 million and $29 million during the three months ended March 31, 2023 and 2022, respectively. The Bancorp received payments of $41 million and $36 million related to operating leases during the three months ended March 31, 2023 and 2022, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp did not recognize impairment losses during the three months ended March 31, 2023 and recognized $2 million of impairment losses during the three months ended March 31, 2022 associated with operating lease assets. The recognized impairment losses were recorded in leasing business revenue in the Condensed Consolidated Statements of Income.

The following table presents future lease payments receivable from operating leases for the remainder of 2023 through 2028 and thereafter:

As of March 31, 2023 ($ in millions)	Undiscounted Cash Flows
Remainder of 2023	$100
2024	105
2025	79
2026	51
2027	25
2028	10
Thereafter	15
Total operating lease payments	$385

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
9. Lease Obligations – Lessee
The Bancorp leases certain banking centers, ATM sites, land for owned buildings and equipment. The Bancorp’s lease agreements typically do not contain any residual value guarantees or any material restrictive covenants. For more information on the accounting for lease obligations, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	March 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Other assets	$491	508
Finance lease right-of-use assets	Bank premises and equipment	145	150
Total right-of-use assets(a)		$636	658
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$582	599
Finance lease liabilities	Long-term debt	152	156
Total lease liabilities		$734	755
(a)    Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $271 and $71, respectively, as of March 31, 2023, and $255 and $66, respectively, as of December 31, 2022.

The following table presents the components of lease costs:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
		2023	2022
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$5	5
Interest on lease liabilities	Interest on long-term debt	1	1
Total finance lease costs		$6	6
Operating lease cost	Net occupancy expense	$22	20
Short-term lease cost	Net occupancy expense	1	—
Variable lease cost	Net occupancy expense	7	7
Sublease income	Net occupancy expense	(1)	(1)
Total operating lease costs		$29	26
Total lease costs		$35	32

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized $1 million of impairment losses and termination charges for the ROU assets related to certain operating leases during both the three months ended March 31, 2023 and 2022. The recognized losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for the remainder of 2023 through 2028 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities:

As of March 31, 2023 ($ in millions)	Operating Leases	Finance Leases	Total
Remainder of 2023	$67	15	82
2024	86	21	107
2025	78	14	92
2026	69	9	78
2027	62	8	70
2028	53	9	62
Thereafter	298	120	418
Total undiscounted cash flows	$713	196	909
Less: Difference between undiscounted cash flows and discounted cash flows	131	44	175
Present value of lease liabilities	$582	152	734

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Operating leases	10.70	10.80
Finance leases	15.31	15.31
Weighted-average discount rate:
Operating leases	3.43%	3.35
Finance leases	2.97	2.94

The following table presents information related to lease transactions for the three months ended March 31:

($ in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$23	22
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	4	4

Gains on sale-leaseback transactions	1	—
(a)    The cash flows related to the short-term and variable lease payments are not included in the amounts in the table as they were not included in the measurement of lease liabilities.

10. Goodwill
During the first quarter of 2023, the Bancorp performed a qualitative assessment of its goodwill in consideration of the current economic environment. Based upon this assessment, the Bancorp concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amounts.

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

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 31, 2023
Core deposit intangibles	$209	(169)	40
Developed technology	106	(20)	86
Customer relationships	30	(8)	22
Other	18	(9)	9
Total intangible assets	$363	(206)	157
As of December 31, 2022
Core deposit intangibles	$229	(182)	47
Developed technology	106	(17)	89
Customer relationships	30	(7)	23
Other	20	(10)	10
Total intangible assets	$385	(216)	169

As of March 31, 2023, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $12 million and $11 million for the three months ended March 31, 2023 and 2022, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of March 31, 2023. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2023 through 2027 is as follows:

($ in millions)	Total
Remainder of 2023	$31
2024	35
2025	28
2026	22
2027	14

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to an automobile loan securitization and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets for the consolidated VIEs as of:

($ in millions)	March 31, 2023	December 31, 2022
Assets:
Other short-term investments	$5	17
Indirect secured consumer loans	—	141
Other consumer loans	44	44
ALLL	(1)	(2)
Other assets	—	2
Total assets	$48	202
Liabilities:
Other liabilities	$9	9
Long-term debt	38	118
Total liabilities	$47	127

As a result of a business acquisition in the second quarter of 2022, the Bancorp acquired interests in a previously completed securitization transaction in which solar loans were transferred to a bankruptcy remote trust which was deemed to be a VIE. Additionally, the Bancorp previously completed a securitization transaction in which the Bancorp transferred certain consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. On January 17, 2023, the Bancorp exercised its cleanup call option on the outstanding automobile securitization. The Bancorp acquired all remaining automobile loans plus accrued interest, and those proceeds were used by the trust to repay the outstanding securitized debt. In each of these securitization transactions, the primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide access to liquidity for originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp concluded that it is the primary beneficiary of the VIEs and has consolidated these VIEs. The assets of the VIEs are restricted to the settlement of the asset-backed securities and other obligations of the VIEs. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp.

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

Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2023 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,886	687	1,886
Private equity investments	187	—	360
Loans provided to VIEs	4,171	—	6,306
Lease pool entities	55	—	55
Solar loan securitizations	10	—	10

December 31, 2022 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,856	653	1,856
Private equity investments	186	—	349
Loans provided to VIEs	4,374	—	6,438
Lease pool entities	61	—	61
Solar loan securitizations	10	—	10

CDC investments
CDC invests in projects to create affordable housing and revitalize business and residential areas. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp has determined that it is not the primary beneficiary of these VIEs because it lacks the power to direct the activities that most significantly impact the economic performance of the underlying project or the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the managing members who exercise full and exclusive control of the operations of the VIEs. For information regarding the Bancorp’s accounting for these investments, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

At both March 31, 2023 and December 31, 2022, the Bancorp’s CDC investments included $1.6 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $679 million and $643 million at March 31, 2023 and December 31, 2022, respectively. The unfunded commitments as of March 31, 2023 are expected to be funded from 2023 to 2040.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income related to these investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended March 31,
($ in millions)		2023	2022
Proportional amortization	Applicable income tax expense	$43	35
Tax credits and other benefits	Applicable income tax expense	(51)	(41)
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three months ended March 31, 2023 and 2022.

Private equity investments
The Bancorp invests as a limited partner in private equity investments which provide the Bancorp an opportunity to obtain higher rates of return on invested capital, while also providing strategic opportunities in certain cases. Each of the limited partnerships has an unrelated third-party general partner responsible for appointing the fund manager. The Bancorp has not been appointed fund manager for any of these private

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
equity investments. The funds finance primarily all of their activities from the partners’ capital contributions and investment returns. The Bancorp has determined that it is not the primary beneficiary of the funds because it does not have the obligation to absorb the funds’ expected losses or the right to receive the funds’ expected residual returns that could potentially be significant to the funds and lacks the power to direct the activities that most significantly impact the economic performance of the funds. The Bancorp, as a limited partner, does not have substantive participating or substantive kick-out rights over the general partner. Therefore, the Bancorp accounts for its investments in these limited partnerships under the equity method of accounting.

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented in previous tables. Also, at March 31, 2023 and December 31, 2022, the Bancorp’s unfunded commitment amounts to the private equity funds were $173 million and $163 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $12 million and $9 million during the three months ended March 31, 2023 and 2022, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. At both March 31, 2023 and December 31, 2022, the Bancorp’s unfunded commitments to these entities were $2.1 billion. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Solar loan securitizations
As a result of a business acquisition in the second quarter of 2022, the Bancorp acquired interests in previously completed securitization transactions in which solar loans were transferred to bankruptcy remote trusts which were deemed to be VIEs. In each of these securitization transactions, the primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide access to liquidity for originated loans. The Bancorp retained certain risk retention interests in the classes of securities issued by the VIEs and retained servicing rights for the underlying loans. The Bancorp’s maximum exposure to loss is equal to the carrying amount of the investments. The Bancorp has determined that it is not the primary beneficiary of the VIEs because it does not have the obligation to absorb the VIEs expected losses or the right to receive the VIEs expected residual returns that could potentially be significant to the VIEs. The risk retention interests held by the Bancorp were included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
13. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three months ended March 31, 2023 and 2022. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended March 31,
($ in millions)	2023	2022
Residential mortgage loan sales(a)	$1,275	3,400

Origination fees and gains on loan sales	18	25
Gross mortgage servicing fees	83	71
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the three months ended March 31:

($ in millions)	2023	2022
Balance, beginning of period	$1,746	1,121
Servicing rights originated	16	47
Servicing rights purchased	16	139
Changes in fair value:
Due to changes in inputs or assumptions(a)	(19)	190
Other changes in fair value(b)	(34)	(53)
Balance, end of period	$1,725	1,444
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended March 31,
($ in millions)	2023	2022
Securities losses, net – non-qualifying hedges on mortgage servicing rights	$—	(1)
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	21	(181)
MSR fair value adjustment due to changes in inputs or assumptions(a)	(19)	190
(a)Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended March 31, 2023 and 2022 were as follows:

	March 31, 2023			March 31, 2022
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	6.7	12.4%	621	7.3	8.1%	729
Adjustable-rate	3.0	27.9	774	2.8	27.7	798

At March 31, 2023 and December 31, 2022, the Bancorp serviced $103.4 billion and $103.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the MSR portfolio was 3.62% and 3.59% at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)			Prepayment Speed Assumption				OAS Assumption
	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,720	8.6	5.6%	$(42)	(80)	(178)	629	$(45)	(87)
Adjustable-rate	5	5.1	20.3	(1)	(1)	(2)	1,204	—	—
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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral, typically in the form of cash or securities, to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of March 31, 2023 and December 31, 2022, the balance of collateral held by the Bancorp for derivative assets was $1.5 billion and $1.3 billion, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $854 million and $1.0 billion as of March 31, 2023 and December 31, 2022, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of March 31, 2023 and December 31, 2022, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $10 million and $9 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral, primarily in the form of cash or securities, to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of March 31, 2023 and December 31, 2022, the balance of collateral posted by the Bancorp for derivative liabilities was $853 million and $913 million, respectively. Additionally, as of March 31, 2023 and December 31, 2022, $684 million and $1.0 billion, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both March 31, 2023 and December 31, 2022, the fair value of the additional collateral that could be required to be posted as a result of the credit risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
March 31, 2023 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$5,955	164	144
Total fair value hedges		164	144
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	4	—
Interest rate swaps related to C&I loans	8,000	—	80
Interest rate swaps related to C&I loans - forward starting(a)	10,000	6	1
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	—	14
Interest rate swaps related to commercial mortgage and commercial construction loans - forward starting(a)	4,000	4	—
Total cash flow hedges		14	95
Total derivatives designated as qualifying hedging instruments		178	239
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	2,700	61	3
Forward contracts related to residential mortgage loans held for sale(b)	960	1	8
Swap associated with the sale of Visa, Inc. Class B Shares	3,644	—	192
Foreign exchange contracts	194	—	1
Interest-only strips	58	4	—
Interest rate contracts for collateral management	12,000	10	10
Interest rate contracts for LIBOR transition	597	—	—
Total free-standing derivatives – risk management and other business purposes		76	214
Free-standing derivatives – customer accommodation:
Interest rate contracts(c)	91,778	893	1,385
Interest rate lock commitments	367	7	—
Commodity contracts	16,942	1,153	1,056
TBA securities	34	—	—
Foreign exchange contracts	24,329	450	406
Total free-standing derivatives – customer accommodation		2,503	2,847
Total derivatives not designated as qualifying hedging instruments		2,579	3,061
Total		$2,757	3,300
(a)Forward starting swaps will become effective on various dates between October 2023 and February 2025.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments.
(c)Derivative assets and liabilities are presented net of variation margin of $505 and $27, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
December 31, 2022 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$5,955	126	195
Total fair value hedges		126	195
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	4	—
Interest rate swaps related to C&I loans	8,000	—	76
Interest rate swaps related to C&I loans - forward starting(a)	11,000	22	—
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	—	25
Interest rate swaps related to commercial mortgage and commercial construction loans - forward starting(a)	4,000	5	—
Total cash flow hedges		31	101
Total derivatives designated as qualifying hedging instruments		157	296
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	2,975	62	17
Forward contracts related to residential mortgage loans held for sale(b)	1,869	9	7
Swap associated with the sale of Visa, Inc. Class B Shares	3,358	—	195
Foreign exchange contracts	156	1	—
Interest-only strips	58	4	—
Interest rate contracts for collateral management	12,000	9	1
Interest rate contracts for LIBOR transition	597	—	—
Total free-standing derivatives – risk management and other business purposes		85	220
Free-standing derivatives – customer accommodation:
Interest rate contracts(c)	83,605	998	1,663
Interest rate lock commitments	216	2	1
Commodity contracts	16,122	1,478	1,350
TBA securities	62	—	—
Foreign exchange contracts	25,322	453	422
Total free-standing derivatives – customer accommodation		2,931	3,436
Total derivatives not designated as qualifying hedging instruments		3,016	3,656
Total		$3,173	3,952
(a)Forward starting swaps will become effective on various dates between February 2023 and February 2025.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments.
(c)Derivative assets and liabilities are presented net of variation margin of $694 and $37, respectively.

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate or to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate. Decisions to enter into these interest rate swaps are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of March 31, 2023, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of March 31, 2023 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

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

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2023	2022
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$92	(152)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(89)	152
Available-for-sale debt and other securities:
Change in fair value of interest rate swaps hedging available-for-sale debt and other securities	Interest on securities	—	8
Change in fair value of hedged available-for-sale debt and other securities attributable to the risk being hedged	Interest on securities	—	(8)

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	March 31, 2023	December 31, 2022
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$5,954	5,865
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	25	(64)
Available-for-sale debt and other securities:
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(13)	(14)
(a)The carrying amount represents the amortized cost basis of the hedged items (which excludes unrealized gains and losses) plus the fair value hedging adjustments.

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of March 31, 2023, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of March 31, 2023, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 106 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of March 31, 2023 and December 31, 2022, respectively, $233 million and $498 million of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of March 31, 2023, $265 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to March 31, 2023.

During both the three months ended March 31, 2023 and 2022, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended March 31,
($ in millions)	2023	2022
Amount of pre-tax net gains (losses) recognized in OCI	$278	(407)
Amount of pre-tax net (losses) gains reclassified from OCI into net income	(65)	78

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Free-Standing Derivative Instruments – Risk Management and Other Business Purposes
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

The net (losses) gains recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2023	2022
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$(9)	33
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	21	(181)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	—	(2)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(31)	(11)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The total notional amount of the risk participation agreements was $3.9 billion and $3.7 billion at March 31, 2023 and December 31, 2022,

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
respectively, and the fair value was a liability of $8 million and $7 million at March 31, 2023 and December 31, 2022, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2023, the risk participation agreements had a weighted-average remaining life of 3.5 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2023	December 31, 2022
Pass	$3,738	3,597
Special mention	61	81
Substandard	72	32
Total	$3,871	3,710

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2023	2022
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$10	16
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(3)	6
Interest rate lock commitments	Mortgage banking net revenue	13	—
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	10	9
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	(1)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	19	16
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	(3)	2
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	(1)

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of March 31, 2023
Derivative assets	$2,750	(1,096)	(894)	760
Derivative liabilities	3,300	(1,096)	(219)	1,985
As of December 31, 2022
Derivative assets	$3,171	(1,405)	(887)	879
Derivative liabilities	3,951	(1,405)	(406)	2,140
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

15. Other Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	March 31, 2023	December 31, 2022
FHLB advances	$6,800	4,300
Securities sold under repurchase agreements	330	388
Derivative collateral	208	124
Other borrowed money	26	26
Total other short-term borrowings	$7,364	4,838

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both March 31, 2023 and December 31, 2022, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

16. Capital Actions

Accelerated Share Repurchase Transaction
During the three months ended March 31, 2023, the Bancorp entered into and settled an accelerated share repurchase transaction. As part of the transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreement. The accelerated share repurchase was treated as two separate transactions, (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transaction that was entered into and settled during the three months ended March 31, 2023:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
January 24, 2023	$200	4,911,875	678,121	5,589,996	March 06, 2023

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	March 31, 2023	December 31, 2022
Commitments to extend credit	$84,732	83,437
Letters of credit	2,046	2,009
Forward contracts related to residential mortgage loans held for sale	960	1,869
Capital commitments for private equity investments	173	163
Purchase obligations	102	113
Capital expenditures	97	94

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2023 and December 31, 2022, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $232 million and $216 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2023	December 31, 2022
Pass	$82,677	81,345
Special mention	756	976
Substandard	1,299	1,116
Total commitments to extend credit	$84,732	83,437

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of March 31, 2023:

($ in millions)
Less than 1 year(a)	$988
1 - 5 years(a)	1,047
Over 5 years	11
Total letters of credit	$2,046
(a)Includes $2 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both March 31, 2023 and December 31, 2022 and are considered guarantees in accordance with U.S. GAAP. Approximately 67% of the total standby letters of credit were collateralized as of both March 31, 2023 and December 31, 2022. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $22 million at both March 31, 2023 and December 31, 2022. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2023	December 31, 2022
Pass	$1,849	1,827
Special mention	58	47
Substandard	138	135
Doubtful	1	—
Total letters of credit	$2,046	2,009

At March 31, 2023 and December 31, 2022, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of March 31, 2023 and December 31, 2022, total VRDNs, of which FTS was the remarketing agent for all, were $421 million and $423 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $100 million and $102 million of the VRDNs remarketed by FTS at March 31, 2023 and December 31, 2022, respectively. These letters of credit are included in the total letters of credit balance provided in the previous tables. The Bancorp held $5 million and $3 million of these VRDNs in its portfolio and classified them as trading debt securities at March 31, 2023 and December 31, 2022, respectively.

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

Residential mortgage loans sold with representation and warranty provisions
Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. A contractual liability arises only in the event of a breach of these representations and warranties and, in general, only when a loss results from the breach. The Bancorp may be required to repurchase any previously sold loan, or indemnify or make whole the investor or insurer for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. For more information on how the Bancorp establishes the residential mortgage repurchase reserve, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022.

As of both March 31, 2023 and December 31, 2022, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $9 million included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of March 31, 2023 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $12 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

During both the three months ended March 31, 2023 and 2022, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $18 million and $14 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended March 31, 2023 and 2022 were $36 million and $23 million, respectively. Total outstanding repurchase demand inventory was $23 million and $25 million at March 31, 2023 and December 31, 2022, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $14 million at both March 31, 2023 and December 31, 2022. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both March 31, 2023 and December 31, 2022.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through March 31, 2023, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $192 million at March 31, 2023 and $195 million at December 31, 2022. Refer to Note 14 and Note 22 for further information.

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

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12
Q4 2021	250	11
Q2 2022	600	25
Q4 2022	350	15

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
18. Legal and Regulatory Proceedings

Litigation
Visa/MasterCard Merchant Interchange Litigation
In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 17 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement that was initially approved by the trial court but reversed by the U.S. Second Circuit Court of Appeals and remanded to the district court for further proceedings. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On September 17, 2018, the defendants in the consolidated class action signed a second settlement agreement (the “Amended Settlement Agreement”) resolving the claims seeking monetary damages by the proposed plaintiffs’ class (the “Plaintiff Damages Class”) and superseding the original settlement agreement entered into in October 2012. The Amended Settlement Agreement included, among other terms, a release from participating class members for liability for claims that accrue no later than five years after the Amended Settlement Agreement becomes final. The Amended Settlement Agreement provided for a total payment by all defendants of approximately $6.24 billion, composed of approximately $5.34 billion held in escrow plus an additional $900 million in new funds. Pursuant to the terms of the Settlement Agreement, $700 million of the additional $900 million has been returned to the defendants due to the level of opt-outs from the class. The Bancorp’s allocated share of the settlement is within existing reserves, including funds maintained in escrow. On December 13, 2019, the Court entered an order granting final approval for the settlement, and on March 15, 2023, the Second Circuit affirmed that order. The settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who have opted out of the proposed class settlement and are pursuing, or may in the future decide to pursue, private lawsuits. On September 27, 2021, the Court entered an order certifying a class of merchants pursuing claims for injunctive relief. The ultimate outcome in this matter, including the timing of resolution, remains uncertain. Refer to Note 17 for further information.

Klopfenstein v. Fifth Third Bank
On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class action lawsuits were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorneys’ fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On May 28, 2019, the Sixth Circuit Court of Appeals reversed the dismissal of plaintiffs’ breach of contract claim and remanded for further proceedings. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $440 million, plus prejudgment interest. On March 26, 2021, the trial court granted plaintiffs’ motion for class certification. On March 29, 2023, the trial court issued an order granting summary judgement on plaintiffs’ TILA claim, with statutory damages capped at $2 million plus costs and attorney fees. Plaintiffs’ claim for breach of contract proceeded to trial beginning on April 17, 2023. On April 27, 2023, the jury returned a verdict in favor of the Bank, finding a breach of contract, but that the voluntary payment doctrine is a complete defense to the breach of contract claim. Fifth Third expects plaintiffs to appeal.

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
On July 31, 2020, a putative shareholder class action lawsuit captioned Dr. Steven Fox, individually and on behalf of all others similarly situated v. Fifth Third Bancorp, et al., Case No. 2020CH05219 was filed on behalf of former shareholders of MB Financial, Inc. in the Cook County, Illinois Circuit Court. The suit brings claims for violation of Sections 11 and 12(a)(2) of the Securities Act of 1933, alleging that the Bancorp and certain of its officers and directors made material misstatements and omissions regarding an alleged improper cross-selling strategy in filings made in connection with the Bancorp’s merger with MB Financial, Inc. On March 19, 2021, the trial court denied the defendants’ motion to dismiss. The parties have reached an agreement in principle to resolve the matter, subject to documentation and court approval. The Bancorp does not expect the settlement to have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

In addition, shareholder derivative lawsuits have been filed seeking monetary damages on behalf of the Bancorp alleging certain claims against various officers and directors relating to an alleged improper cross-selling strategy. Five lawsuits have been consolidated into a single action pending in the U.S. District Court for the Northern District of Illinois captioned In re Fifth Third Bancorp Derivative Litigation, Case No. 1:20-cv-04115. Those cases consist of: (1) Pemberton v. Carmichael, et al., Case No. 20-cv-4115 (filed July 13, 2020); (2) Meyer v. Carmichael, et al., Case No. 20-cv-4244 (filed July 17, 2020); (3) Cox v. Carmichael, et al., Case No. 20-cv-4660 (filed August 7, 2020); (4) Hansen v. Carmichael, et al., Case No. 20-cv-5339 (filed September 10, 2020); and (5) Reese v. Carmichael, et al., Case No. 1:21-cv-01631 (filed November 4, 2020 originally as Case No. 20-cv-866 in the Southern District of Ohio). On March 31, 2022, the district court granted the defendants’ motion to dismiss those cases without prejudice. On April 29, 2022, plaintiffs filed an amended complaint. On March 8, 2023, the district court granted the defendants’ motion to dismiss the amended complaint with prejudice. There was no appeal, so the case is terminated. Also separately pending in the Hamilton County, Ohio Court of Common Pleas is Sandys v. Carmichael, et al., Case No. A2004539 (filed December 28, 2020) and The City of Miami Firefighters’ and Police Officers’ Retirement Trust v. Carmichael, et al., Case No. A2200330 (filed January 27, 2022). On April 18, 2022, the Sandys shareholder voluntarily dismissed the lawsuit without prejudice. The case brought by The City of Miami Firefighters’ and Police Officers’ Retirement Trust is pending.

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

Governmental Investigations and Proceedings
The Bancorp and/or its affiliates are or may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, including but not limited to the FRB, OCC, CFPB, SEC, FINRA, U.S. Department of Justice, etc., as well as state and other governmental authorities and self-regulatory bodies regarding their respective businesses. For example, the Bancorp’s broker-dealer and investment advisory subsidiaries are cooperating with an investigation by the SEC regarding compliance with certain record-keeping requirements for business-related electronic communications on unapproved channels. Likewise, the Commodity Futures Trading Commission (“CFTC”) is conducting a similar investigation into the Bancorp’s provisionally registered swap dealer. The SEC and CFTC are conducting similar investigations of record-keeping practices at other financial institutions. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences or reputational harm to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement. Additionally, in some cases, regulatory authorities may take supervisory actions that are considered to be confidential supervisory information which may not be publicly disclosed.

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $151 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

19. Income Taxes
The applicable income tax expense was $160 million and $118 million for the three months ended March 31, 2023 and 2022, respectively. The effective tax rates for the three months ended March 31, 2023 and 2022 were 22.3% and 19.2%, respectively.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
20. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
March 31, 2023 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$788	(188)	600
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	788	(188)	600	(4,589)	600	(3,989)

Unrealized holding gains on cash flow hedge derivatives arising during period	278	(63)	215
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	65	(15)	50
Net unrealized losses on cash flow hedge derivatives	343	(78)	265	(498)	265	(233)

Reclassification of amounts to net periodic benefit costs	—	—	—
Defined benefit pension plans, net	—	—	—	(19)	—	(19)

Other	—	—	—	(4)	—	(4)
Total	$1,131	(266)	865	(5,110)	865	(4,245)

	Total OCI			Total AOCI
March 31, 2022 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(2,505)	576	(1,929)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(3)	1	(2)
Net unrealized losses on available-for-sale debt securities	(2,508)	577	(1,931)	891	(1,931)	(1,040)

Unrealized holding losses on cash flow hedge derivatives arising during period	(407)	94	(313)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(78)	18	(60)
Net unrealized losses on cash flow hedge derivatives	(485)	112	(373)	353	(373)	(20)

Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(33)	1	(32)

Other	—	—	—	(4)	—	(4)
Total	$(2,992)	689	(2,303)	1,207	(2,303)	(1,096)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2023	2022
Net unrealized losses on available-for-sale debt securities:(b)
Net gains included in net income	Securities gains (losses), net	$—	3
	Income before income taxes	—	3
	Applicable income tax expense	—	(1)
	Net income	—	2
Net unrealized losses on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	(65)	78
	Income before income taxes	(65)	78
	Applicable income tax expense	15	(18)
	Net income	(50)	60
Net periodic benefit costs:(b)
Amortization of net actuarial loss	Compensation and benefits(a)	—	(1)
	Income before income taxes	—	(1)
	Applicable income tax expense	—	—
	Net income	—	(1)

Total reclassifications for the period	Net income	$(50)	61
(a)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 22 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022 for further information.
(b)Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
21. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2023			2022
For the three months ended March 31, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$535			$474
Less: Income allocated to participating securities	—			1
Net income allocated to common shareholders	$535	684	$0.78	$473	688	$0.69
Earnings Per Diluted Share:
Net income available to common shareholders	$535			$474
Effect of dilutive securities:
Stock-based awards	—	6		—	8
Net income available to common shareholders plus assumed conversions	$535			$474
Less: Income allocated to participating securities	—			1
Net income allocated to common shareholders plus assumed conversions	$535	690	$0.78	$473	696	$0.68

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three months ended March 31, 2023 and 2022 excludes 4 million and 1 million shares, respectively, of stock-based awards because their inclusion would have been anti-dilutive.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
22. Fair Value Measurements
The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of:

	Fair Value Measurements Using
March 31, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,689	—	—	2,689
Obligations of states and political subdivisions securities	—	3	—	3
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	11,073	—	11,073
Agency commercial mortgage-backed securities	—	26,183	—	26,183
Non-agency commercial mortgage-backed securities	—	4,550	—	4,550
Asset-backed securities and other debt securities	—	5,331	—	5,331
Available-for-sale debt and other securities(a)	2,689	47,140	—	49,829
Trading debt securities:
U.S. Treasury and federal agencies securities	669	18	—	687
Obligations of states and political subdivisions securities	—	49	—	49
Agency residential mortgage-backed securities	—	11	—	11
Asset-backed securities and other debt securities	—	427	—	427
Trading debt securities	669	505	—	1,174
Equity securities	311	12	—	323
Residential mortgage loans held for sale	—	599	—	599
Residential mortgage loans(b)	—	—	128	128
Servicing rights	—	—	1,725	1,725
Derivative assets:
Interest rate contracts	3	1,140	11	1,154
Foreign exchange contracts	—	450	—	450
Commodity contracts	125	1,028	—	1,153
Derivative assets(c)	128	2,618	11	2,757
Total assets	$3,797	50,874	1,864	56,535
Liabilities:
Derivative liabilities:
Interest rate contracts	$8	1,629	8	1,645
Foreign exchange contracts	—	407	—	407
Equity contracts	—	—	192	192
Commodity contracts	34	1,022	—	1,056
Derivative liabilities(d)	42	3,058	200	3,300
Short positions:
U.S. Treasury and federal agencies securities	74	—	—	74
Asset-backed securities and other debt securities	—	148	—	148
Short positions(d)	74	148	—	222
Total liabilities	$116	3,206	200	3,522
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $396, $491 and $3, respectively, at March 31, 2023.
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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At March 31, 2023 and December 31, 2022, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the Bancorp’s IRLCs at March 31, 2023 was $7 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $2 million and $4 million, respectively. Immediate increases in current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $3 million and $6 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would both be approximately $1 million, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would both be approximately $1 million. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended March 31, 2023 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$123	1,746	(1)	(195)	1,673
Total (losses) gains (realized/unrealized):(b)
Included in earnings	3	(53)	14	(31)	(67)
Purchases/originations	—	32	(2)	—	30
Settlements	(2)	—	(8)	34	24
Transfers into Level 3(c)	4	—	—	—	4
Balance, end of period	$128	1,725	3	(192)	1,664
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at March 31, 2023	$3	(35)	7	(31)	(56)
(a)Net interest rate derivatives include derivative assets and liabilities of $11 and $8, respectively, as of March 31, 2023.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at March 31, 2023.
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

The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2023	2022
Mortgage banking net revenue	$(37)	132
Commercial banking revenue	1	1
Other noninterest income	(31)	(11)
Total (losses) gains	$(67)	122

The total losses and gains included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2023 and 2022 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2023	2022
Mortgage banking net revenue	$(26)	207
Commercial banking revenue	1	1
Other noninterest income	(31)	(11)
Total (losses) gains	$(56)	197

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of March 31, 2023 and 2022 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of March 31, 2023 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$128	Loss rate model	Interest rate risk factor	(22.2)	-	5.7%		(10.3)%	(a)
			Credit risk factor	—	-	23.2%		0.5%	(a)
							(Fixed)	5.6%	(b)
Servicing rights	1,725	DCF	Prepayment speed	—	-	100.0%	(Adjustable)	20.3%	(b)
							(Fixed)	629	(b)
			OAS (bps)	477	-	1,447	(Adjustable)	1,204	(b)
IRLCs, net	7	DCF	Loan closing rates	22.3	-	97.5%		82.5%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(192)	DCF	Timing of the resolution of the Covered Litigation	Q1 2024	-	Q1 2027	Q2 2025		(d)
(a)Unobservable inputs were weighted by the relative carrying value of the instruments.
(b)Unobservable inputs were weighted by the relative unpaid principal balance of the instruments.
(c)Unobservable inputs were weighted by the relative notional amount of the instruments.
(d)Unobservable inputs were weighted by the probability of the final funding date of the instruments.

As of March 31, 2022 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$145	Loss rate model	Interest rate risk factor	(13.2)	-	5.9%		(3.7)%	(a)
			Credit risk factor	—	-	20.7%		0.2%	(a)
							(Fixed)	6.7%	(b)
Servicing rights	1,444	DCF	Prepayment speed	—	-	100.0%	(Adjustable)	19.7%	(b)
							(Fixed)	749	(b)
			OAS (bps)	615	-	1,513	(Adjustable)	1,092	(b)
IRLCs, net	6	DCF	Loan closing rates	42.0	-	98.3%		85.9%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(198)	DCF	Timing of the resolution of the Covered Litigation	Q1 2023	-	Q2 2025	Q2 2024		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of March 31, 2023 and 2022, and for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2023 and 2022, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total Losses
As of March 31, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2023
Commercial loans held for sale	$—	—	21	21	—
Commercial loans and leases	—	—	160	160	(76)
Consumer and residential mortgage loans	—	—	138	138	(2)
OREO	—	—	2	2	—
Bank premises and equipment	—	—	5	5	(1)
Private equity investments	—	—	2	2	(1)
Total	$—	—	328	328	(80)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of March 31, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2022
Commercial loans and leases	—	—	178	178	(32)
Consumer and residential mortgage loans	—	—	117	117	—
OREO	—	—	1	1	1
Bank premises and equipment	—	—	1	1	—
Operating lease equipment	—	—	6	6	(2)
Private equity investments	—	9	2	11	(6)
Total	$—	9	305	314	(39)

The following tables present information as of March 31, 2023 and 2022 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of March 31, 2023 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$21	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	160	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	138	Appraised value	Collateral value	NM	NM
OREO	2	Appraised value	Appraised value	NM	NM
Bank premises and equipment	5	Appraised value	Appraised value	NM	NM
Private equity investments	2	Comparable company analysis	Market comparable transactions	NM	NM

As of March 31, 2022 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$178	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	117	Appraised value	Collateral value	NM	NM
OREO	1	Appraised value	Appraised value	NM	NM
Bank premises and equipment	1	Appraised value	Appraised value	NM	NM
Operating lease equipment	6	Appraised value	Appraised value	NM	NM
Private equity investments	2	Comparable company analysis	Market comparable transactions	NM	NM

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the three months ended March 31, 2023 and 2022. These valuations were based on appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised values of the assets (Level 3 of the valuation hierarchy).

Portfolio loans and leases
During the three months ended March 31, 2023 and 2022, the Bancorp recorded nonrecurring adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the amortized cost basis of the loan or lease exceeds the estimated net realizable value of the collateral, then an ALLL is recognized, or a charge-off once the remaining amount is considered uncollectible.

OREO
During the three months ended March 31, 2023 and 2022, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses include an immaterial amount in losses recorded as charge-offs on new OREO properties transferred from loans, during both the three months ended March 31, 2023 and 2022. These losses also included an immaterial amount recorded as negative fair value adjustments and $1 million recorded as positive fair value adjustments for properties subsequent to their transfer into OREO for the three months ended March 31, 2023 and 2022, respectively. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp did not recognize gains during the three months ended March 31, 2023 and recognized gains of $4 million during the three months ended March 31, 2022 resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of March 31, 2023 includes a cumulative $40 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairments of $1 million and $10 million for the three months ended March 31, 2023 and 2022, respectively. The carrying value of the Bancorp’s private equity investments still held as of March 31, 2023 includes a cumulative $35 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fair value changes recognized in earnings for residential mortgage loans held at March 31, 2023 and 2022 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included losses of $8 million and $10 million, respectively. These losses are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million at both March 31, 2023 and December 31, 2022. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

March 31, 2023 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$727	735	(8)
Nonaccrual loans	3	3	—
December 31, 2022
Residential mortgage loans measured at fair value	$723	733	(10)
Past due loans of 30-89 days or more	1	1	—
Nonaccrual loans	2	2	—

The Bancorp may invest in certain hybrid financial instruments with embedded derivatives that are not clearly and closely related to the host contracts. The Bancorp elected to measure the entire instrument at fair value with changes in fair value recognized in earnings. The Bancorp did not hold these investments as of March 31, 2023 and December 31, 2022. Fair value changes recognized in earnings included gains of zero and $11 million for the three months ended March 31, 2023 and 2022, respectively, reported in securities (losses) gains, net in the Condensed Consolidated Statements of Income.

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of March 31, 2023 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,780	2,780	—	—	2,780
Other short-term investments	9,794	9,794	—	—	9,794
Other securities	890	—	890	—	890
Held-to-maturity securities	2	—	—	2	2
Loans and leases held for sale	150	—	—	154	154
Portfolio loans and leases:
Commercial loans and leases	76,096	—	—	76,271	76,271
Consumer and residential mortgage loans	44,418	—	—	43,170	43,170
Total portfolio loans and leases, net	$120,514	—	—	119,441	119,441
Financial liabilities:
Deposits	$162,975	—	162,924	—	162,924
Federal funds purchased	177	177	—	—	177
Other short-term borrowings	7,364	—	7,362	—	7,362
Long-term debt	12,868	11,900	394	—	12,294

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2022 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,466	3,466	—	—	3,466
Other short-term investments	8,351	8,351	—	—	8,351
Other securities	874	—	874	—	874
Held-to-maturity securities	5	—	—	5	5
Loans and leases held for sale	407	—	—	414	414
Portfolio loans and leases:
Commercial loans and leases	75,262	—	—	75,104	75,104
Consumer and residential mortgage loans	43,901	—	—	42,193	42,193
Total portfolio loans and leases, net	$119,163	—	—	117,297	117,297
Financial liabilities:
Deposits	$163,690	—	163,634	—	163,634
Federal funds purchased	180	180	—	—	180
Other short-term borrowings	4,838	—	4,829	—	4,829
Long-term debt	13,778	13,218	411	—	13,629

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
23. Business Segments
The Bancorp reports on three business segments: Commercial Banking, Consumer & Small Business Banking and Wealth and Asset Management. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices and businesses change.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the three months ended:

March 31, 2023 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$977	1,257	101	(818)		—		1,517
Provision for credit losses	46	51	—	67		—		164
Net interest income after provision for credit losses	$931	1,206	101	(885)		—		1,353
Noninterest income:
Commercial banking revenue	$160	1	—	—		—		161
Wealth and asset management revenue	1	53	138	—		(46)	(a)	146
Service charges on deposits	87	51	—	(1)		—		137
Card and processing revenue	22	74	1	3		—		100
Mortgage banking net revenue	—	69	—	—		—		69
Leasing business revenue	57	—	—	—		—		57
Other noninterest income(b)	16	25	(1)	(18)		—		22
Securities gains (losses), net	(7)	—	—	11		—		4
Securities losses, net – non-qualifying hedges on MSRs	—	—	—	—		—		—
Total noninterest income	$336	273	138	(5)		(46)		696
Noninterest expense:
Compensation and benefits	$190	224	61	282		—		757
Technology and communications	2	7	—	109		—		118
Net occupancy expense(d)	11	51	3	16		—		81
Equipment expense	7	11	—	19		—		37
Leasing business expense	34	—	—	—		—		34
Marketing expense	—	17	—	12		—		29
Card and processing expense	3	20	—	(1)		—		22
Other noninterest expense	304	315	82	(402)		(46)		253
Total noninterest expense	$551	645	146	35		(46)		1,331
Income (loss) before income taxes	$716	834	93	(925)		—		718
Applicable income tax expense (benefit)	136	175	19	(170)		—		160
Net income (loss)	$580	659	74	(755)		—		558
Total goodwill	$2,324	2,365	226	—		—		4,915
Total assets	$83,545	85,296	11,707	28,109	(c)	—		208,657
(a)Revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $1 for bank premises and equipment recorded in Consumer and Small Business Banking and an immaterial amount recorded in General Corporate and Other. For more information, refer to Note 7 and Note 22.
(c)Includes bank premises and equipment of $22 classified as held for sale. For more information, refer to Note 7.
(d)Includes impairment losses and termination charges of $1 for ROU assets related to certain operating leases. For more information, refer to Note 9.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2022 ($ in millions)	Commercial Banking		Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$523		517	35	120		—		1,195
Provision for (benefit from) credit losses	(34)		29	—	50		—		45
Net interest income after provision for (benefit from) credit losses	$557		488	35	70		—		1,150
Noninterest income:
Commercial banking revenue	$135		—	—	—		—		135
Wealth and asset management revenue	—		51	142	—		(44)	(a)	149
Service charges on deposits	100		53	—	(1)		—		152
Card and processing revenue	20		74	1	2		—		97
Mortgage banking net revenue	—		52	—	—		—		52
Leasing business revenue	62	(c)	—	—	—		—		62
Other noninterest income(b)	22		27	1	2		—		52
Securities losses, net	—		—	—	(14)		—		(14)
Securities losses, net – non-qualifying hedges on MSRs	—		(1)	—	—		—		(1)
Total noninterest income	$339		256	144	(11)		(44)		684
Noninterest expense:
Compensation and benefits	$182		218	60	251		—		711
Technology and communications	5		4	—	92		—		101
Net occupancy expense(e)	10		48	3	16		—		77
Equipment expense	7		9	—	20		—		36
Leasing business expense	32		—	—	—		—		32
Marketing expense	1		11	—	12		—		24
Card and processing expense	2		18	—	(1)		—		19
Other noninterest expense	240		293	79	(346)		(44)		222
Total noninterest expense	$479		601	142	44		(44)		1,222
Income before income taxes	$417		143	37	15		—		612
Applicable income tax expense	76		31	8	3		—		118
Net income	$341		112	29	12		—		494
Total goodwill	$1,980		2,303	231	—		—		4,514
Total assets	$79,970		86,626	13,715	31,148	(d)	—		211,459
(a)Revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of an immaterial amount for bank premises and equipment recorded in Consumer and Small Business Banking. For more information, refer to Note 7 and Note 22.
(c)Includes impairment charges of $2 for operating lease equipment. For more information, refer to Note 8 and Note 22.
(d)Includes bank premises and equipment of $25 classified as held for sale. For more information, refer to Note 7.
(e)Includes impairment losses and termination charges of $1 for ROU assets related to certain operating leases. For more information, refer to Note 9.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 18 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
There have been no material changes made during the first quarter of 2023 to any of the risk factors as previously disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2023.

Defaults Upon Senior Securities (Item 3)
None.

Mine Safety Disclosures (Item 4)
Not applicable.

Other Information (Item 5)
None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021.
3.2	Regulations of Fifth Third Bancorp, as Amended as of April 12, 2022. Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2022.
10.1	Bancorp Director Pay Program.*
10.2
Supplemental Confirmation dated January 20, 2023, to Master Confirmation dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC. Incorporated by reference to Exhibit 10.73 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.**

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

*Denotes management contract or compensation plan or arrangement.
**Selected portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: May 9, 2023

/s/ James C. Leonard
James C. Leonard
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)