Form 10-Q
period 2023-06-30
FIFTH THIRD BANCORP
filed 2023-08-07
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
There were 680,888,757 shares of the Registrant’s common stock, without par value, outstanding as of July 31, 2023.

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

ACL: Allowance for Credit Losses	FTS: Fifth Third Securities, Inc.
AFS: Available-For-Sale	GDP: Gross Domestic Product
ALCO: Asset Liability Management Committee	GNMA: Government National Mortgage Association
ALLL: Allowance for Loan and Lease Losses	HTM: Held-To-Maturity
AOCI: Accumulated Other Comprehensive Income (Loss)	IPO: Initial Public Offering
APR: Annual Percentage Rate	IRC: Internal Revenue Code
ARM: Adjustable Rate Mortgage	IRLC: Interest Rate Lock Commitment
ASC: Accounting Standards Codification	ISDA: International Swaps and Derivatives Association, Inc.
ASU: Accounting Standards Update	LIBOR: London Interbank Offered Rate
ATM: Automated Teller Machine	LIHTC: Low-Income Housing Tax Credit
BHC: Bank Holding Company	LLC: Limited Liability Company
BOLI: Bank Owned Life Insurance	LTV: Loan-to-Value Ratio
bps: Basis Points	MD&A: Management’s Discussion and Analysis of Financial
CD: Certificate of Deposit	Condition and Results of Operations
CDC: Fifth Third Community Development Corporation and Fifth Third	MSR: Mortgage Servicing Right
Community Development Company, LLC	N/A: Not Applicable
CECL: Current Expected Credit Loss	NII: Net Interest Income
CET1: Common Equity Tier 1	NM: Not Meaningful
CFPB: United States Consumer Financial Protection Bureau	OAS: Option-Adjusted Spread
CME: Chicago Mercantile Exchange	OCC: Office of the Comptroller of the Currency
C&I: Commercial and Industrial	OCI: Other Comprehensive Income (Loss)
DCF: Discounted Cash Flow	OREO: Other Real Estate Owned
DTCC: Depository Trust & Clearing Corporation	PPP: Paycheck Protection Program
DTI: Debt-to-Income Ratio	ROU: Right-of-Use
ERM: Enterprise Risk Management	SBA: Small Business Administration
ERMC: Enterprise Risk Management Committee	SEC: United States Securities and Exchange Commission
EVE: Economic Value of Equity	SOFR: Secured Overnight Financing Rate
FASB: Financial Accounting Standards Board	TBA: To Be Announced
FDIC: Federal Deposit Insurance Corporation	TDR: Troubled Debt Restructuring
FHA: Federal Housing Administration	TILA: Truth in Lending Act
FHLB: Federal Home Loan Bank	U.S.: United States of America
FHLMC: Federal Home Loan Mortgage Corporation	USD: United States Dollar
FICO: Fair Isaac Corporation (credit rating)	U.S. GAAP: United States Generally Accepted Accounting
FINRA: Financial Industry Regulatory Authority	Principles
FNMA: Federal National Mortgage Association	VA: United States Department of Veterans Affairs
FOMC: Federal Open Market Committee	VIE: Variable Interest Entity
FRB: Federal Reserve Bank	VRDN: Variable Rate Demand Note
FTE: Fully Taxable Equivalent
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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2023, the Bancorp had $207 billion in assets and operated 1,072 full-service banking centers and 2,114 Fifth Third branded ATMs in eleven states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on three business segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended June 30, 2023, net interest income on an FTE basis and noninterest income provided 67% and 33% of total revenue, respectively. For the six months ended June 30, 2023, net interest income on an FTE basis and noninterest income provided 68% and 32% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Current Economic Conditions
Economic activity expanded in the second quarter of 2023. The labor market has remained strong and inflation has slowed. In response to persistent inflationary pressures, the FRB has raised benchmark interest rates several times since March 2022 and has signaled they will continue to monitor the cumulative economic effects of their policy actions, including tighter credit conditions for households and businesses, when determining future monetary actions. Amidst the rapid rate increases, several financial markets have experienced heightened volatility.

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

The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank and First Republic Bank have generated significant market volatility and have increased regulatory and market focus on the liquidity, asset-liability management and unrealized securities losses of banks. In May 2023, the FDIC proposed a special deposit insurance assessment on banking organizations with greater than $5 billion in assets to recover the costs associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. As proposed, the special assessment would be collected by the FDIC over an anticipated total of eight quarterly assessments beginning with the first quarter of 2024. The comment period for the proposed rule recently ended and the final rule is expected to be issued later in 2023. While the ultimate impact of the special assessment will be dependent on the final rule, the Bancorp has estimated that its special assessment under the provisions of the proposed rule would be approximately $208 million, which is expected to be recognized in earnings upon issuance of the final rule. The Bancorp continues to monitor regulatory changes related to these developments.

For further discussion on current economic conditions, refer to the Credit Risk Management subsection of the Risk Management section of MD&A. Additionally, refer to the Interest Rate and Price Risk Management and Liquidity Risk Management subsections of the Risk Management section of MD&A for additional information about the Bancorp’s interest rate risk management and liquidity risk management activities.

Accelerated Share Repurchase Transaction
During the first quarter of 2023, the Bancorp entered into and settled an accelerated share repurchase transaction. As part of the transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreement. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

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

In accordance with regulatory guidance, the Bancorp previously discontinued entering into new LIBOR-based contracts, except for permissible limited use, such as part of hedging and risk management programs. Additionally, the Bancorp has offered products which utilize alternative reference rates, including SOFR, since the fourth quarter of 2021. As of June 30, 2023, all remaining LIBOR-based exposures, including derivative contracts, loans, preferred stock and long-term debt, will transition to appropriate alternative reference rates at the time of the next repricing event. Refer to Note 15 and Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information about certain exposures which were transitioned to an alternative reference rate.

In the second quarter of 2023, as part of the LIBOR transition, certain central clearing parties converted existing LIBOR-based contracts into multiple replacement contracts: short-dated LIBOR contracts which continue through the next repricing event after the cessation of LIBOR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
publication and SOFR contracts which are effective at the expiration of the short-dated contracts and continue through the maturity of the original contracts. Each set of replacement contracts is designed to cover the same period of time as the original LIBOR-based contract. As a result of this approach, the conversion resulted in a temporary increase in notional balances when compared to the former LIBOR-based contracts cleared through certain central clearing parties. The Bancorp’s notional balances increased by approximately $12.5 billion for cash flow hedges, $18.0 billion for interest rate contracts for collateral management and $18.0 billion for interest rate contracts for customer accommodation. The temporary increase in notional amounts due to the replacement contracts is expected to end in the third quarter of 2023.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 1: Earnings Summary
	For the three months ended June 30,		%	For the six months ended June 30,		%
($ in millions, except for per share data)	2023	2022	Change	2023	2022	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,457	1,339	9	$2,974	2,534	17
Net interest income (FTE)(a)(b)	1,463	1,342	9	2,985	2,541	17
Noninterest income	726	676	7	1,422	1,359	5
Total revenue (FTE)(a)(b)	2,189	2,018	8	4,407	3,900	13
Provision for credit losses	177	179	(1)	341	224	52
Noninterest expense	1,231	1,112	11	2,562	2,334	10
Net income	601	562	7	1,159	1,056	10
Net income available to common shareholders	562	526	7	1,097	1,000	10
Common Share Data
Earnings per share - basic	$0.82	0.76	8	$1.60	1.45	10
Earnings per share - diluted	0.82	0.76	8	1.59	1.44	10
Cash dividends declared per common share	0.33	0.30	10	0.66	0.60	10
Book value per share	23.05	24.56	(6)	23.05	24.56	(6)
Market value per share	26.21	33.60	(22)	26.21	33.60	(22)
Financial Ratios
Return on average assets	1.17%	1.09	7	1.14%	1.03	11
Return on average common equity	13.9	12.3	13	13.8	11.1	24
Return on average tangible common equity(b)	20.5	17.5	17	20.5	15.3	34
Dividend payout	40.2	39.5	2	41.3	41.4	—
(a)Amounts presented on an FTE basis. The FTE adjustments were $6 and $3 for the three months ended June 30, 2023 and 2022, respectively, and $11 and $7 for the six months ended June 30, 2023 and 2022, respectively.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
The Bancorp’s net income available to common shareholders for the second quarter of 2023 was $562 million, or $0.82 per diluted share, which was net of $39 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the second quarter of 2022 was $526 million, or $0.76 per diluted share, which was net of $36 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2023 was $1.1 billion, or $1.59 per diluted share, which was net of $62 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2022 was $1.0 billion, or $1.44 per diluted share, which was net of $56 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.5 billion for the three months ended June 30, 2023, an increase of $121 million compared to the same period in the prior year. Net interest income benefited from increases in market interest rates, resulting in increases in yields on average loans and leases, average other short-term investments and average taxable securities for the three months ended June 30, 2023 compared to the same period in the prior year. Net interest income also benefited from increases in average other consumer loans, average commercial and industrial loans and average taxable securities for the three months ended June 30, 2023 compared to the same period in the prior year. These positive impacts were partially offset by increases in rates paid on average interest-bearing core deposits, average long-term debt and average balances of FHLB advances as well as decreases in the average balances of demand deposits and increases in the average balances of CDs over $250,000 and FHLB advances for the three months ended June 30, 2023 compared to the same period in the prior year. Net interest margin on an FTE basis (non-GAAP) was 3.10% for the three months ended June 30, 2023 compared to 2.92% for the same period in the prior year.

Net interest income on an FTE basis (non-GAAP) was $3.0 billion for the six months ended June 30, 2023, an increase of $444 million compared to the same period in the prior year. Net interest income benefited from increases in market interest rates, resulting in increases in yields on average loans and leases, average other short-term investments and average taxable securities for the six months ended June 30, 2023 compared to the same period in the prior year. Net interest income also benefited from increases in average taxable securities, average other consumer loans and average commercial and industrial loans for the six months ended June 30, 2023 compared to the same period in the prior year. These positive impacts were partially offset by increases in rates paid on average interest-bearing core deposits, average long-term debt and average FHLB advances as well as increases in the average balances of CDs over $250,000, FHLB advances and long-term debt for the six months ended June 30, 2023 compared to the same period in the prior year. Additionally, interest income recognized from PPP loans decreased to $2 million for the six months ended June 30, 2023 compared to $32 million for the same period in the prior year. Net interest margin on an FTE basis (non-GAAP) was 3.20% for the six months ended June 30, 2023 compared to 2.75% for the same period in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The provision for credit losses was $177 million and $341 million for the three and six months ended June 30, 2023, respectively, compared to $179 million and $224 million during the same periods in the prior year. Provision expense for the three months ended June 30, 2023 was driven by factors that caused an increase in the ACL from March 31, 2023 which included deterioration in the economic forecast and increases to specific reserves on individually evaluated commercial and industrial loans, partially offset by lower period-end loan and lease balances. Provision expense for the six months ended June 30, 2023 was driven by factors that caused an increase in the ACL from December 31, 2022 which included the impact of higher period-end loan and lease balances and increases to specific reserves on individually evaluated commercial and industrial loans. The increase in period-end loan and lease balances for the six months ended June 30, 2023 was primarily driven by originations of point-of-sale solar energy installation loans. The provision for credit losses for both the three and six months ended June 30, 2022 also included the initial recognition of provision expense on loans acquired as part of a business combination completed in the second quarter of 2022. Net losses charged off as a percent of average portfolio loans and leases were 0.29% and 0.21% for the three months ended June 30, 2023 and 2022, respectively, and 0.27% and 0.17% for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.54% and 0.44%, respectively. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income increased $50 million and $63 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to increases in net securities gains, mortgage banking net revenue and commercial banking revenue, partially offset by decreases in other noninterest income, service charges on deposits and leasing business revenue.

Noninterest expense increased $119 million and $228 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to increases in compensation and benefits expense, other noninterest expense, technology and communications expense, net occupancy expense and marketing expense.

For more information on net interest income, provision expense, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of June 30, 2023. As of June 30, 2023, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 9.49%;
•Tier 1 risk-based capital ratio: 10.73%;
•Total risk-based capital ratio: 12.83%;
•Leverage ratio: 8.81%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Net interest income (U.S. GAAP)	$1,457	1,339	2,974	2,534
Add: FTE adjustment	6	3	11	7
Net interest income on an FTE basis (1)	$1,463	1,342	2,985	2,541
Net interest income on an FTE basis (annualized) (2)	5,868	5,383	6,019	5,124

Interest income (U.S. GAAP)	$2,370	1,464	4,583	2,752
Add: FTE adjustment	6	3	11	7
Interest income on an FTE basis	$2,376	1,467	4,594	2,759
Interest income on an FTE basis (annualized) (3)	9,530	5,884	9,264	5,564

Interest expense (annualized) (4)	$3,662	501	3,245	440
Noninterest income (5)	726	676	1,422	1,359
Noninterest expense (6)	1,231	1,112	2,562	2,334
Average interest-earning assets (7)	189,060	184,406	188,238	186,139
Average interest-bearing liabilities (8)	134,590	115,462	131,950	116,109

Ratios:
Net interest margin on an FTE basis (2) / (7)	3.10%	2.92	3.20	2.75
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.32	2.76	2.46	2.61
Efficiency ratio on an FTE basis (6) / ((1) + (5))	56.2	55.1	58.1	59.8

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Net income available to common shareholders (U.S. GAAP)	$562	526	1,097	1,000
Add: Intangible amortization, net of tax	8	9	18	17
Tangible net income available to common shareholders	$570	535	1,115	1,017
Tangible net income available to common shareholders (annualized) (1)	2,286	2,146	2,248	2,051

Average Bancorp shareholders’ equity (U.S. GAAP)	$18,344	19,248	18,162	20,319
Less: Average preferred stock	2,116	2,116	2,116	2,116
Average goodwill	4,919	4,744	4,917	4,630
Average intangible assets	152	158	157	154
Average tangible common equity (2)	$11,157	12,230	10,972	13,419

Return on average tangible common equity (1) / (2)	20.5%	17.5	20.5	15.3

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	June 30, 2023	December 31, 2022
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$17,809	17,327
Less: Preferred stock	2,116	2,116
Goodwill	4,919	4,915
Intangible assets	146	169
AOCI	(5,166)	(5,110)
Tangible common equity, excluding AOCI (1)	$15,794	15,237
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$17,910	17,353

Total Assets (U.S. GAAP)	$207,276	207,452
Less: Goodwill	4,919	4,915
Intangible assets	146	169
AOCI, before tax	(6,539)	(6,468)
Tangible assets, excluding AOCI (3)	$208,750	208,836

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	8.58%	8.31
Tangible common equity as a percentage of tangible assets (1) / (3)	7.57	7.30

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

As further discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, on January 1, 2023, the Bancorp adopted ASU 2022-02 (“Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”). In conjunction with the adoption of this amended guidance, the Bancorp has revised its Critical Accounting Policies for the ALLL as described below. Refer to the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022 for discussion on the accounting policy for the ALLL for periods prior to January 1, 2023. There have been no other material changes to the valuation techniques or models during the six months ended June 30, 2023.

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

Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million on nonaccrual status are individually evaluated for an ALLL. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan or lease structure (including modifications, if any) and other factors when determining the amount of the ALLL. Other factors may include the borrower’s susceptibility to risks presented by the forecasted macroeconomic environment, the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. Significant management judgment is required when evaluating which of these factors are most relevant in individual circumstances, and when estimating the amount of expected credit losses based on those factors. When loans and leases are individually evaluated, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan or lease given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for individually evaluated loans and leases that are collateral-dependent are measured based on the fair

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
value of the underlying collateral, less expected costs to sell where applicable. Individually evaluated loans and leases that are not collateral-dependent are measured based on the observable market value of the loan or lease or the present value of expected cash flows, discounted at the loan’s effective interest rate. Specific allowances on individually evaluated commercial loans and leases are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

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

Expected credit losses are estimated on a collective basis for loans and leases that are not individually evaluated. For collectively evaluated loans and leases, the Bancorp uses models to forecast expected credit losses based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. The estimate of the expected balance at the time of default considers prepayments and, for loans with available credit, expected utilization rates. The Bancorp’s expected credit loss models were developed based on historical credit loss experience and observations of migration patterns for various credit risk characteristics (such as internal credit risk ratings, external credit ratings or scores, delinquency status, loan-to-value trends, etc.) over time, with those observations evaluated in the context of concurrent macroeconomic conditions. The Bancorp developed its models from historical observations capturing a full economic cycle when possible.

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

Overall, the collective evaluation process requires significant management judgment when determining the estimation methodology and inputs into the models, as well as in evaluating the reasonableness of the modeled results and the appropriateness of qualitative adjustments. The Bancorp’s forecasts of market and economic conditions and the internal risk ratings assigned to loans and leases in the commercial portfolio segment are examples of inputs to the expected credit loss models that require significant management judgment. These inputs have the potential to drive significant variability in the resulting ALLL.

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

Tables 5 and 6 present the components of net interest income, net interest margin and net interest rate spread for the three and six months ended June 30, 2023 and 2022, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.5 billion for the three months ended June 30, 2023, an increase of $121 million compared to the same period in the prior year. Net interest income benefited from increases in market interest rates, resulting in increases in yields of 233 bps on average loans and leases, 464 bps on average other short-term investments and 34 bps on average taxable securities for the three months ended June 30, 2023 compared to the same period in the prior year. Net interest income also benefited from increases in average other consumer loans, average commercial and industrial loans and average taxable securities of $2.9 billion, $2.7 billion and $2.3 billion, respectively, for the three months ended June 30, 2023 compared to the same period in the prior year. These positive impacts were partially offset by increases in rates paid on average interest-bearing core deposits of 210 bps, average long-term debt of 203 bps and average FHLB advances of 382 bps as well as decreases in the average balances of demand deposits of $16.0 billion, increases in the average balances of CDs over $250,000 of $4.7 billion and increases in the average balances of FHLB advances of $3.8 billion for the three months ended June 30, 2023 compared to the same period in the prior year.

Net interest income on an FTE basis (non-GAAP) was $3.0 billion for the six months ended June 30, 2023, an increase of $444 million compared to the same period in the prior year. Net interest income benefited from increases in market interest rates, resulting in increases in yields of 227 bps on average loans and leases, 472 bps on average other short-term investments and 30 bps on average taxable securities for the six months ended June 30, 2023 compared to the same period in the prior year. Net interest income also benefited from increases in average taxable securities, average other consumer loans and average commercial and industrial loans of $9.0 billion, $2.8 billion and $4.2 billion, respectively, for the six months ended June 30, 2023 compared to the same period in the prior year. These positive impacts were partially offset by increases in rates paid on average interest-bearing core deposits of 186 bps, average long-term debt of 185 bps and average FHLB advances of 349 bps as well as decreases in the average balances of demand deposits of $14.8 billion and increases in the average balances of CDs over $250,000 of $4.4 billion, FHLB advances of $4.3 billion and long-term debt of $2.0 billion for the six months ended June 30, 2023 compared to the same period in the prior year. Additionally, interest income recognized from PPP loans decreased to $2 million for the six months ended June 30, 2023 compared to $32 million for the same period in the prior year.

Net interest rate spread on an FTE basis (non-GAAP) was 2.32% and 2.46% during the three and six months ended June 30, 2023, respectively, compared to 2.76% and 2.61% in the same periods in the prior year. Rates paid on average interest-bearing liabilities increased 229 bps and 208 bps, partially offset by increases in yields on average interest-earning assets of 185 bps and 193 bps for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022.

Net interest margin on an FTE basis (non-GAAP) was 3.10% and 3.20% for the three and six months ended June 30, 2023, respectively, compared to 2.92% and 2.75% for the comparable periods in the prior year. Net interest margin for the three and six months ended June 30, 2023 was positively impacted by the net benefit of higher market interest rates, growth in average commercial and industrial loan balances and average investment portfolio balances, and a decline in other short-term investments, partially offset by the migration of average balances of deposits from demand accounts to interest-bearing accounts and increases in rates paid on and balances of average wholesale funding. Net interest margin results are expected to stabilize or decrease modestly as the repricing of the Bancorp’s asset portfolios into higher rates are more than offset by the impact of rising rates on deposits and other interest-bearing liabilities.

Interest income on an FTE basis (non-GAAP) from loans and leases increased $751 million and $1.5 billion during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, driven by the previously mentioned increases in market interest rates and average balances of other consumer loans and commercial and industrial loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments increased $158 million and $350 million during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 primarily due to the previously mentioned increases in yields on average other short-term investments as well as increases in yields on and balances of average taxable securities. The increase for the six months ended June 30, 2023 was partially offset by a decrease in average other short-term investments of $12.4 billion from the same period in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense on average core deposits increased $571 million and $994 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 primarily due to the previously mentioned increases in the cost of average interest-bearing core deposits to 219 bps and 193 bps for the three and six months ended June 30, 2023, respectively, from 9 bps and 7 bps for the three and six months ended June 30, 2022, respectively, as a result of increasing short-term interest rates. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $217 million and $397 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 primarily due to the previously mentioned increases in rates paid on average long-term debt and FHLB advances as well as increases in the average balances of CDs over $250,000, FHLB advances and long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. Average wholesale funding represented 19% of average interest-bearing liabilities during both the three and six months ended June 30, 2023, compared to 14% and 12% for the three and six months ended June 30, 2022, respectively. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	June 30, 2023			June 30, 2022			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$58,152	982	6.78%	$55,466	497	3.59%	$25	460	485
Commercial mortgage loans	11,374	168	5.92	10,710	89	3.34	6	73	79
Commercial construction loans	5,535	94	6.80	5,356	49	3.69	2	43	45
Commercial leases	2,703	24	3.54	2,840	21	2.93	(1)	4	3
Total commercial loans and leases	$77,764	1,268	6.54	$74,372	656	3.54	$32	580	612
Residential mortgage loans	18,158	153	3.39	19,899	155	3.12	(14)	12	(2)
Home equity	3,937	72	7.39	3,895	37	3.81	—	35	35
Indirect secured consumer loans	16,281	170	4.19	17,241	136	3.17	(8)	42	34
Credit card	1,783	62	13.93	1,704	52	12.29	3	7	10
Other consumer loans	6,064	109	7.21	3,125	47	5.99	51	11	62
Total consumer loans	$46,223	566	4.92	$45,864	427	3.73	$32	107	139
Total loans and leases	$123,987	1,834	5.94%	$120,236	1,083	3.61%	$64	687	751
Securities:
Taxable	55,771	428	3.07	53,475	363	2.73	17	48	65
Exempt from income taxes(b)	1,496	12	3.19	1,063	7	2.47	3	2	5
Other short-term investments	7,806	102	5.24	9,632	14	0.60	(3)	91	88
Total interest-earning assets	$189,060	2,376	5.04%	$184,406	1,467	3.19%	$81	828	909
Cash and due from banks	2,622			3,118
Other assets	16,613			20,282
Allowance for loan and lease losses	(2,216)			(1,909)
Total assets	$206,079			$205,897
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$50,472	354	2.81%	$44,349	17	0.15%	$3	334	337
Savings deposits	21,675	39	0.72	23,708	2	0.03	—	37	37
Money market deposits	28,913	134	1.86	29,284	4	0.06	—	130	130
Foreign office deposits	143	—	1.25	139	—	0.13	—	—	—
CDs $250,000 or less	7,759	67	3.48	2,193	—	0.09	4	63	67
Total interest-bearing core deposits	$108,962	594	2.19	$99,673	23	0.09	$7	564	571
CDs over $250,000	5,375	61	4.53	662	2	1.08	41	18	59
Federal funds purchased	376	5	5.11	392	1	0.82	—	4	4
Securities sold under repurchase agreements	361	1	1.17	488	—	0.08	—	1	1
FHLB advances	6,589	86	5.23	2,743	9	1.41	26	51	77
Derivative collateral and other borrowed money	79	3	15.07	340	3	3.12	(3)	3	—
Long-term debt	12,848	163	5.12	11,164	87	3.09	14	62	76
Total interest-bearing liabilities	$134,590	913	2.72%	$115,462	125	0.43%	$85	703	788
Demand deposits	46,520			62,555
Other liabilities	6,625			8,632
Total liabilities	$187,735			$186,649
Total equity	$18,344			$19,248
Total liabilities and equity	$206,079			$205,897
Net interest income (FTE)(c)		$1,463			$1,342		$(4)	125	121
Net interest margin (FTE)(c)			3.10%			2.92%
Net interest rate spread (FTE)(c)			2.32			2.76
Interest-bearing liabilities to interest-earning assets			71.19			62.61
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $6 and $3 for the three months ended June 30, 2023 and 2022, respectively.
(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the six months ended	June 30, 2023			June 30, 2022			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$58,178	1,902	6.59%	$54,022	923	3.45%	$76	903	979
Commercial mortgage loans	11,248	320	5.74	10,620	167	3.17	10	143	153
Commercial construction loans	5,521	182	6.65	5,364	93	3.49	3	86	89
Commercial leases	2,683	47	3.51	2,891	41	2.89	(3)	9	6
Total commercial loans and leases	$77,630	2,451	6.37	$72,897	1,224	3.39	$86	1,141	1,227
Residential mortgage loans	18,243	306	3.39	20,037	313	3.15	(30)	23	(7)
Home equity	3,971	136	6.93	3,952	72	3.66	0	64	64
Indirect secured consumer loans	16,439	332	4.07	17,189	266	3.13	(12)	78	66
Credit card	1,781	124	14.04	1,698	103	12.30	6	15	21
Other consumer loans	5,738	202	7.09	2,935	88	6.03	96	18	114
Total consumer loans	$46,172	1,100	4.81	$45,811	842	3.71	$60	198	258
Total loans and leases	$123,802	3,551	5.78%	$118,708	2,066	3.51%	$146	1,339	1,485
Securities:
Taxable	56,437	858	3.07	47,476	653	2.77	131	74	205
Exempt from income taxes(b)	1,450	23	3.15	1,036	13	2.43	6	4	10
Other short-term investments	6,549	162	5.00	18,919	27	0.28	(29)	164	135
Total interest-earning assets	$188,238	4,594	4.92%	$186,139	2,759	2.99%	$254	1,581	1,835
Cash and due from banks	2,878			3,040
Other assets	16,649			20,237
Allowance for loan and lease losses	(2,181)			(1,901)
Total assets	$205,584			$207,515
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$49,599	635	2.58%	$46,492	23	0.10%	$2	610	612
Savings deposits	22,387	73	0.65	23,242	3	0.02	—	70	70
Money market deposits	28,668	218	1.53	29,771	7	0.05	—	211	211
Foreign office deposits	143	1	1.57	132	—	0.09	—	1	1
CDs $250,000 or less	6,473	101	3.15	2,284	1	0.10	6	94	100
Total interest-bearing core deposits	$107,270	1,028	1.93	$101,921	34	0.07	$8	986	994
CDs over $250,000	4,865	105	4.36	459	2	1.02	77	26	103
Federal funds purchased	431	10	4.79	326	1	0.56	—	9	9
Securities sold under repurchase agreements	344	2	0.96	489	—	0.05	—	2	2
FHLB advances	5,701	138	4.90	1,379	10	1.41	72	56	128
Derivative collateral and other borrowed money	161	7	8.14	370	3	1.61	(2)	6	4
Long-term debt	13,178	319	4.90	11,165	168	3.05	35	116	151
Total interest-bearing liabilities	$131,950	1,609	2.46%	$116,109	218	0.38%	$190	1,201	1,391
Demand deposits	48,617			63,379
Other liabilities	6,855			7,708
Total liabilities	$187,422			$187,196
Total equity	$18,162			$20,319
Total liabilities and equity	$205,584			$207,515
Net interest income (FTE)(c)		$2,985			$2,541		$64	380	444
Net interest margin (FTE)(c)			3.20%			2.75%
Net interest rate spread (FTE)(c)			2.46			2.61
Interest-bearing liabilities to interest-earning assets			70.10			62.38
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $11 and $7 for the six months ended June 30, 2023 and 2022, respectively.
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

The provision for credit losses was $177 million and $341 million for the three and six months ended June 30, 2023, respectively, compared to $179 million and $224 million during the same periods in the prior year. Provision expense for the three months ended June 30, 2023 was driven by factors that caused an increase in the ACL from March 31, 2023 which included deterioration in the economic forecast and increases to specific reserves on individually evaluated commercial and industrial loans, partially offset by the impact of lower period-end loan and lease balances. Provision expense for the six months ended June 30, 2023 was driven by factors that caused an increase in the ACL from December 31, 2022 which included the impact of higher period-end loan and lease balances and increases to specific reserves on individually evaluated commercial and industrial loans. The increase in period-end loan and lease balances for the six months ended June 30, 2023 was primarily driven by originations of point-of-sale solar energy installation loans. The provision for credit losses for both the three and six months ended June 30, 2022 also included the initial recognition of provision expense on loans acquired as part of a business combination completed in the second quarter of 2022.

The ALLL increased $133 million from December 31, 2022 to $2.3 billion at June 30, 2023 inclusive of a $49 million reduction from the impact of the adoption of ASU 2022-02 on January 1, 2023, as further discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements. At June 30, 2023, the ALLL as a percent of portfolio loans and leases increased to 1.91%, compared to 1.81% at December 31, 2022. The reserve for unfunded commitments decreased $9 million from December 31, 2022 to $207 million at June 30, 2023. At June 30, 2023, the ACL as a percent of portfolio loans and leases increased to 2.08%, compared to 1.98% at December 31, 2022.

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

Noninterest Income
Noninterest income increased $50 million and $63 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022.

The following table presents the components of noninterest income:

TABLE 7: Components of Noninterest Income
	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Commercial banking revenue	$146	137	7	$307	272	13
Wealth and asset management revenue	143	140	2	289	289	—
Service charges on deposits	144	154	(6)	281	306	(8)
Card and processing revenue	106	105	1	206	201	2
Mortgage banking net revenue	59	31	90	127	83	53
Leasing business revenue	47	56	(16)	104	118	(12)
Other noninterest income	74	85	(13)	97	138	(30)
Securities gains (losses), net	7	(32)	NM	11	(47)	NM
Securities losses, net – non-qualifying hedges on mortgage servicing rights	—	—	NM	—	(1)	(100)
Total noninterest income	$726	676	7	$1,422	1,359	5

Commercial banking revenue
Commercial banking revenue increased $9 million and $35 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 primarily driven by increases in loan syndication fees, bridge fees and foreign exchange fees, partially offset by a decrease in merger and acquisition fees. The increase for the three months ended June 30, 2023 also included an increase in contract revenue from commercial customer derivatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Wealth and asset management revenue
Wealth and asset management revenue increased $3 million for the three months ended June 30, 2023 and was flat for the six months ended June 30, 2023 compared to the same periods in the prior year. The increase for the three months ended June 30, 2023 was primarily driven by an increase in private client service fees. The Bancorp’s trust and registered investment advisory businesses had approximately $554 billion and $512 billion in total assets under care as of June 30, 2023 and 2022, respectively, and managed $59 billion and $54 billion in assets for individuals, corporations and not-for-profit organizations as of June 30, 2023 and 2022, respectively.

Service charges on deposits
Service charges on deposits decreased $10 million and $25 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 due to a decrease in service charges on both commercial and consumer deposits. Service charges on commercial deposits were $105 million and $205 million for the three and six months ended June 30, 2023, respectively, a decrease of $8 million and $21 million from the same periods in the prior year, primarily due to higher treasury management earnings credits driven by market interest rates, partially offset by an increase in commercial treasury management fees. Service charges on consumer deposits were $39 million and $76 million for the three and six months ended June 30, 2023, respectively, a decrease of $2 million and $4 million from the same periods in the prior year, primarily due to a decrease in consumer deposit fees driven by the elimination of non-sufficient funds fees during the third quarter of 2022.

Card and processing revenue
Card and processing revenue increased $1 million and $5 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 primarily due to increases in debit and commercial card interchange, driven by higher spend volumes. These increases were partially offset by increased reward costs.

Mortgage banking net revenue
Mortgage banking net revenue increased $28 million and $44 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022.

The following table presents the components of mortgage banking net revenue:

TABLE 8: Components of Mortgage Banking Net Revenue
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Origination fees and gains on loan sales	$22	23	41	49
Net mortgage servicing revenue:
Gross mortgage servicing fees	80	81	161	149
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(43)	(73)	(75)	(115)
Net mortgage servicing revenue	37	8	86	34
Total mortgage banking net revenue	$59	31	127	83

Origination fees and gains on loan sales decreased $1 million and $8 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily driven by lower volumes of residential mortgage loan originations. Residential mortgage loan originations decreased to $1.7 billion and $3.1 billion for the three and six months ended June 30, 2023, respectively, from $4.3 billion and $7.8 billion for the three and six months ended June 30, 2022, respectively, primarily due to the impact of higher market interest rates on refinance activity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the Bancorp’s non-qualifying hedging strategy:

TABLE 9: Components of Net Valuation Adjustments on MSRs
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(56)	(103)	(35)	(284)
Changes in fair value:
Due to changes in inputs or assumptions(a)	53	84	34	275
Other changes in fair value(b)	(40)	(54)	(74)	(106)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(43)	(73)	(75)	(115)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

The Bancorp recognized income of $13 million and losses of $40 million for the three and six months ended June 30, 2023, respectively, and income of $30 million and $169 million for the three and six months ended June 30, 2022, respectively, in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The valuation adjustments on the MSR portfolio included increases of $53 million and $34 million for the three and six months ended June 30, 2023, respectively, and increases of $84 million and $275 million for the three and six months ended June 30, 2022, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. Mortgage rates increased during the three and six months ended June 30, 2023, which caused a decrease in modeled prepayment speeds. The fair value of the MSR portfolio decreased $40 million and $74 million for the three and six months ended June 30, 2023, respectively, and decreased $54 million and $106 million for the three and six months ended June 30, 2022, respectively, as a result of contractual principal payments and actual prepayment activity.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Gains and losses on these securities are recorded in securities losses, net – non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced as of June 30, 2023 and 2022 were $119.7 billion and $118.2 billion, respectively, with $102.8 billion and $100.5 billion, respectively, of residential mortgage loans serviced for others.

Leasing business revenue
Leasing business revenue decreased $9 million and $14 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022. The decrease for the three months ended June 30, 2023 was primarily driven by a decrease in lease remarketing fees. The decrease for the six months ended June 30, 2023 was primarily driven by a decrease in leasing business solutions revenue related to the disposition of LaSalle Solutions during the second quarter of 2022 as well as a decrease in lease remarketing fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other noninterest income
The following table presents the components of other noninterest income:

TABLE 10: Components of Other Noninterest Income
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Equity method investment income	$39	5	45	13
BOLI income	15	17	30	33
Cardholder fees	15	14	29	27
Private equity investment income	18	40	25	41
Banking center income	7	7	12	12
Consumer loan fees	5	5	10	9
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(30)	(18)	(61)	(29)
Other, net	5	15	7	32
Total other noninterest income	$74	85	97	138
Other noninterest income decreased $11 million and $41 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 primarily due to increases in the loss on the swap associated with the sale of Visa, Inc. Class B Shares as well as decreases in private equity investment income, partially offset by increases in equity method investment income.
The Bancorp recognized negative valuation adjustments of $30 million and $61 million related to the Visa total return swap during the three and six months ended June 30, 2023, respectively, compared to negative valuation adjustments of $18 million and $29 million during the three and six months ended June 30, 2022, respectively. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 22 of the Notes to Condensed Consolidated Financial Statements. Private equity investment income decreased $22 million and $16 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by valuation adjustments recognized on certain private equity investments. Equity method investment income increased $34 million and $32 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to a gain on the partial disposition of an equity method investment during the three months ended June 30, 2023.

Securities gains (losses), net
Net securities gains increased $39 million and $58 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. For more information, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Noninterest Expense
Noninterest expense increased $119 million and $228 million for the three and six months ended June 30, 2023 compared to the same periods in the prior year.

The following table presents the components of noninterest expense:

TABLE 11: Components of Noninterest Expense
	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Compensation and benefits	$650	584	11	$1,407	1,295	9
Technology and communications	114	98	16	232	199	17
Net occupancy expense	83	75	11	164	152	8
Equipment expense	36	36	—	73	72	1
Leasing business expense	31	31	—	65	63	3
Marketing expense	31	28	11	60	52	15
Card and processing expense	20	20	—	42	38	11
Other noninterest expense	266	240	11	519	463	12
Total noninterest expense	$1,231	1,112	11	$2,562	2,334	10
Efficiency ratio on an FTE basis(a)	56.2%	55.1		58.1%	59.8
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense increased $66 million and $112 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by the additional personnel costs of an acquired business, the impact of raising the Bancorp’s minimum wage in the third quarter of 2022, an increase in non-qualified deferred compensation expense and an

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
increase in severance expense, partially offset by a decrease in performance-based compensation. Full-time equivalent employees totaled 19,225 at June 30, 2023 compared to 19,119 at June 30, 2022.

Technology and communications expense increased $16 million and $33 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increased investments in strategic initiatives and technology modernization.

Net occupancy expense increased $8 million and $12 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by higher expenses associated with the maintenance and renovation of banking centers.

Marketing expense increased $3 million and $8 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to an increase in deposit campaigns.

The following table presents the components of other noninterest expense:

TABLE 12: Components of Other Noninterest Expense
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
FDIC insurance and other taxes	$42	34	83	65
Loan and lease	35	42	65	87
Losses and adjustments	26	22	49	36
Data processing	22	21	44	40
Travel	17	17	34	30
Dues and subscriptions	16	14	31	28
Professional service fees	17	13	29	26
Cash and coin processing	13	11	25	22
Securities recordkeeping	12	12	25	25
Intangible amortization	10	11	22	22
Other, net	56	43	112	82
Total other noninterest expense	$266	240	519	463

Other noninterest expense increased $26 million and $56 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to increases in FDIC insurance and other taxes and losses and adjustments, partially offset by a decrease in loan and lease expense.

FDIC insurance and other taxes increased $8 million and $18 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily as a result of an increase in the FDIC insurance assessment rate. Losses and adjustments increased $4 million and $13 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to increases in fraud losses and losses associated with legal and regulatory proceedings. The increase for the six months ended June 30, 2023 was also driven by increases in credit valuation adjustments on customer accommodation derivatives.

Loan and lease expense decreased $7 million and $22 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by a decrease in loan servicing expenses related to the Bancorp’s sales of certain government-guaranteed residential mortgage loans that were previously in forbearance programs and serviced by a third party.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 13: Applicable Income Taxes
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Income before income taxes	$775	724	1,493	1,335
Applicable income tax expense	174	162	334	279
Effective tax rate	22.5%	22.4	22.4	20.9
Applicable income tax expense for all periods presented includes the benefit from tax-exempt income, tax-advantaged investments, and tax credits (and other related tax benefits), partially offset by the effect of proportional amortization of qualifying LIHTC investments and certain

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
nondeductible expenses. The tax credits are primarily associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

The effective tax rate was 22.5% and 22.4% for the three and six months ended June 30, 2023, respectively, compared to 22.4% and 20.9% for the same periods in the prior year. The increase in the effective tax rate for the six months ended June 30, 2023 compared to the same period in the prior year primarily relates to a decrease in excess tax benefits related to share-based compensation.

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

TABLE 14: Components of Total Loans and Leases (including loans and leases held for sale)
	June 30, 2023		December 31, 2022
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$56,926	46%	$57,305	47%
Commercial mortgage loans	11,310	9	11,020	9
Commercial construction loans	5,475	5	5,433	4
Commercial leases	2,673	2	2,704	2
Total commercial loans and leases	$76,384	62%	$76,462	62%
Consumer loans:
Residential mortgage loans	18,231	15	18,562	15
Home equity	3,911	3	4,039	3
Indirect secured consumer loans	16,097	13	16,552	14
Credit card	1,818	2	1,874	2
Other consumer loans	6,210	5	4,998	4
Total consumer loans	$46,267	38%	$46,025	38%
Total loans and leases	$122,651	100%	$122,487	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$121,891		$121,480

Total loans and leases, including loans and leases held for sale, increased $164 million from December 31, 2022, driven by an increase in consumer loans, partially offset by a decrease in commercial loans and leases.

Commercial loans and leases decreased $78 million from December 31, 2022 primarily due to a decrease in commercial and industrial loans, partially offset by an increase in commercial mortgage loans. Commercial and industrial loans decreased $379 million, or 1%, from December 31, 2022 primarily as a result of payoffs and decreased revolving line of credit utilization. Commercial mortgage loans increased $290 million, or 3%, from December 31, 2022 as loan originations exceeded payoffs.

Consumer loans increased $242 million, or 1%, from December 31, 2022 due to an increase in other consumer loans, partially offset by decreases in indirect secured consumer loans, residential mortgage loans and home equity. Other consumer loans increased $1.2 billion, or 24%, from December 31, 2022 primarily driven by originations of point-of-sale solar energy installation loans. Indirect secured consumer loans decreased $455 million, or 3%, from December 31, 2022 primarily driven by paydowns exceeding loan originations. Residential mortgage loans decreased $331 million, or 2%, from December 31, 2022 primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Home equity decreased $128 million, or 3%, from December 31, 2022 as payoffs exceeded loan originations and new advances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 15: Components of Average Loans and Leases (including average loans and leases held for sale)
	June 30, 2023		June 30, 2022
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$58,152	47%	$55,466	46%
Commercial mortgage loans	11,374	9	10,710	9
Commercial construction loans	5,535	5	5,356	5
Commercial leases	2,703	2	2,840	2
Total commercial loans and leases	$77,764	63%	$74,372	62%
Consumer loans:
Residential mortgage loans	18,158	15	19,899	17
Home equity	3,937	3	3,895	3
Indirect secured consumer loans	16,281	13	17,241	14
Credit card	1,783	1	1,704	1
Other consumer loans	6,064	5	3,125	3
Total consumer loans	$46,223	37%	$45,864	38%
Total average loans and leases	$123,987	100%	$120,236	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$123,327		$117,693

Average loans and leases, including average loans and leases held for sale, increased $3.8 billion, or 3%, for the three months ended June 30, 2023 compared to the same period in the prior year driven by increases in average commercial loans and leases and average consumer loans and leases.

Average commercial loans and leases increased $3.4 billion, or 5%, for the three months ended June 30, 2023 compared to the same period in the prior year due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans, partially offset by a decrease in average commercial leases. Average commercial and industrial loans increased $2.7 billion, or 5%, for the three months ended June 30, 2023 compared to the same period in the prior year primarily as a result of loan originations exceeding payoffs, partially offset by decreased revolving line of credit utilization. Average commercial mortgage loans increased $664 million, or 6%, for the three months ended June 30, 2023 compared to the same period in the prior year as loan originations exceeded payoffs. Average commercial construction loans increased $179 million, or 3%, for the three months ended June 30, 2023 compared to the same period in the prior year as draws on existing commitments and loan originations exceeded payoffs. Average commercial leases decreased $137 million, or 5%, for the three months ended June 30, 2023 compared to the same period in the prior year primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average consumer loans increased $359 million, or 1%, for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to increases in average other consumer loans and average credit card, partially offset by decreases in average residential mortgage loans and average indirect secured consumer loans. Average other consumer loans increased $2.9 billion, or 94%, for the three months ended June 30, 2023 compared to the same period in the prior year primarily driven by originations of point-of-sale solar energy installation loans, in addition to loans acquired in a business acquisition completed in the second quarter of 2022. Average credit card increased $79 million, or 5%, for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to increases in balance-active customers and average balances per active account. Average residential mortgage loans decreased $1.7 billion, or 9%, for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average indirect secured consumer loans decreased $960 million, or 6%, for the three months ended June 30, 2023 compared to the same period in the prior year primarily driven by paydowns and lower production.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $50.8 billion and $52.2 billion at June 30, 2023 and December 31, 2022, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 5.2 at June 30, 2023 compared to 5.4 at December 31, 2022.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading typically when bought and held principally for the purpose of selling them in the near term. At June 30, 2023, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt and other securities at both June 30, 2023 and December 31, 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the second quarter of 2023, the Bancorp recognized $4 million of impairment losses on its available-for-sale debt and other securities, included in securities gains (losses), net, in the Condensed Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions where the Bancorp determined that recovery of the amortized cost basis of the securities was no longer probable.

At both June 30, 2023 and December 31, 2022, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during both the three and six months ended June 30, 2023 and 2022.

The following table summarizes the end of period components of investment securities:

TABLE 16: Components of Investment Securities
As of ($ in millions)	June 30, 2023	December 31, 2022
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$2,924	2,683
Obligations of states and political subdivisions securities	2	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	11,959	12,604
Agency commercial mortgage-backed securities	29,125	29,824
Non-agency commercial mortgage-backed securities	5,027	5,235
Asset-backed securities and other debt securities	5,526	6,292
Other securities(a)	836	874
Total available-for-sale debt and other securities	$55,399	57,530
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$—	3
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$2	5
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$651	45
Obligations of states and political subdivisions securities	69	14
Agency residential mortgage-backed securities	9	8
Asset-backed securities and other debt securities	410	347
Total trading debt securities	$1,139	414
Total equity securities (fair value)	$331	317
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities decreased $2.1 billion from December 31, 2022 primarily due to decreases in asset-backed securities and other debt securities, agency commercial mortgage-backed securities and agency residential mortgage-backed securities. Trading debt securities increased $725 million from December 31, 2022 primarily due to purchases of U.S. Treasury securities during the six months ended June 30, 2023 related to the Bancorp’s management of collateral posted for derivative exposures.

On an amortized cost basis, available-for-sale debt and other securities were 29% and 30% of total interest-earning assets at June 30, 2023 and December 31, 2022, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.6 years and 6.8 years at June 30, 2023 and December 31, 2022, respectively. In addition, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.00% and 2.97% at June 30, 2023 and December 31, 2022, respectively.

Information presented in Table 17 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $6.1 billion and $6.0 billion at June 30, 2023 and December 31, 2022, respectively. The fair values of investment securities are impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Characteristics of Available-for-Sale Debt and Other Securities
As of June 30, 2023 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life after one year through five years	$1,563	1,480	2.8	3.07%
Average life after five years through ten years	1,361	1,260	5.4	2.57
Total	$2,924	2,740	4.0	2.84%
Obligations of states and political subdivisions securities:
Average life after one year through five years	2	2	1.1	—
Total	$2	2	1.1	—%
Agency residential mortgage-backed securities:
Average life within one year	9	9	0.3	0.83
Average life after one year through five years	817	746	3.5	2.75
Average life after five years through ten years	10,015	8,925	8.2	3.08
Average life after ten years	1,118	901	11.5	2.91
Total	$11,959	10,581	8.2	3.04%
Agency commercial mortgage-backed securities:(a)
Average life within one year	1	1	0.2	3.22
Average life after one year through five years	7,830	7,192	3.5	2.78
Average life after five years through ten years	16,410	14,347	7.3	2.84
Average life after ten years	4,884	4,007	12.3	2.90
Total	$29,125	25,547	7.1	2.83%
Non-agency commercial mortgage-backed securities:
Average life within one year	132	131	0.6	3.53
Average life after one year through five years	2,753	2,576	2.5	3.26
Average life after five years through ten years	2,142	1,782	7.9	2.78
Total	$5,027	4,489	4.7	3.06%
Asset-backed securities and other debt securities:
Average life within one year	211	204	0.7	3.91
Average life after one year through five years	3,773	3,495	2.9	3.65
Average life after five years through ten years	1,526	1,419	5.9	4.29
Average life after ten years	16	16	10.7	6.18
Total	$5,526	5,134	3.7	3.84%
Other securities	836	836
Total available-for-sale debt and other securities	$55,399	49,329	6.6	3.00%
(a)Taxable-equivalent yield adjustments included in the above table are 0.21% and 0.03% for securities with an average life greater than 10 years and in total, respectively.

Other Short-Term Investments
Other short-term investments primarily include overnight interest-earning investments, including reserves held at the FRB and federal funds sold. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $10.9 billion at June 30, 2023, an increase of $2.6 billion from December 31, 2022. This increase was primarily attributable to the Bancorp’s decision to increase its liquidity position in response to conditions in the operating environment as of June 30, 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 75% and 79% of average total assets for the three months ended June 30, 2023 and 2022, respectively.

The following table presents the end of period components of deposits:

TABLE 18: Components of Deposits
	June 30, 2023		December 31, 2022
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$45,264	28%	$53,125	33%
Interest checking	52,743	32	51,653	32
Savings	21,342	13	23,469	14
Money market	30,012	18	28,220	17
Foreign office	182	—	182	—
Total transaction deposits	$149,543	91	$156,649	96
CDs $250,000 or less	8,833	5	3,809	2
Total core deposits	$158,376	96	$160,458	98
CDs over $250,000(a)	5,752	4	3,232	2
Total deposits	$164,128	100%	$163,690	100%
(a)Includes $5.1 billion and $3.1 billion of retail brokered certificates of deposit which are covered by FDIC insurance as of June 30, 2023 and December 31, 2022, respectively.

Core deposits decreased $2.1 billion, or 1%, from December 31, 2022 primarily due to balance migration as a result of the higher interest rate environment with a decrease in transaction deposits, partially offset by an increase in CDs $250,000 or less. Transaction deposits decreased $7.1 billion, or 5%, from December 31, 2022 as decreases in demand deposits and savings deposits were partially offset by increases in money market deposits and interest checking deposits. In response to the higher interest rate environment, deposit balances have migrated, and are expected to continue to migrate, from noninterest-bearing products such as demand deposits into higher interest-bearing products such as money market accounts and CDs. Demand deposits decreased $7.9 billion, or 15%, from December 31, 2022 primarily as a result of lower balances per customer account and balance migration into interest checking deposits. Savings deposits decreased $2.1 billion, or 9%, from December 31, 2022 primarily as a result of lower balances per consumer customer account due to increased consumer spending, partially offset by higher balances per commercial customer account as a result of higher interest rates. Money market deposits increased $1.8 billion, or 6%, from December 31, 2022 primarily as a result of higher balances per consumer customer account due to higher offering rates, partially offset by lower balances per commercial customer account. Interest checking deposits increased $1.1 billion, or 2%, from December 31, 2022 primarily as a result of commercial balance growth and balance migration from demand deposits, partially offset by lower balances per consumer customer account. CDs $250,000 or less increased $5.0 billion from December 31, 2022 primarily due to higher offering rates.

CDs over $250,000 increased $2.5 billion, or 78%, from December 31, 2022 primarily due to an increase in retail brokered CDs issued, which are utilized as a short-term funding source.

The following table presents the components of average deposits for the three months ended:

TABLE 19: Components of Average Deposits
	June 30, 2023		June 30, 2022
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$46,520	29%	$62,555	38%
Interest checking	50,472	31	44,349	27
Savings	21,675	14	23,708	15
Money market	28,913	18	29,284	18
Foreign office	143	—	139	—
Total transaction deposits	$147,723	92	$160,035	98
CDs $250,000 or less	7,759	5	2,193	1
Total core deposits	$155,482	97	$162,228	99
CDs over $250,000(a)	5,375	3	662	1
Total average deposits	$160,857	100%	$162,890	100%
(a)Includes $4.9 billion and $473 million of retail brokered certificates of deposit which are covered by FDIC insurance for the three months ended June 30, 2023 and 2022, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
On an average basis, core deposits decreased $6.7 billion, or 4%, for the three months ended June 30, 2023 compared to the same period in the prior year due to a decrease in average transaction deposits, partially offset by an increase in average CDs $250,000 or less. Average transaction deposits decreased $12.3 billion, or 8%, for the three months ended June 30, 2023 compared to the same period in the prior year primarily driven by decreases in average demand deposits, average savings deposits and average money market deposits, partially offset by an increase in average interest checking deposits. Average demand deposits decreased $16.0 billion, or 26%, for the three months ended June 30, 2023 compared to the same period in the prior year primarily as a result of lower average balances per customer account and balance migration into interest checking deposits. Average savings deposits decreased $2.0 billion, or 9%, for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to lower average balances per consumer customer account due to increased consumer spending, partially offset by the previously mentioned increase in average balances per commercial customer account as a result of higher interest rates. Average money market deposits decreased $371 million, or 1%, for the three months ended June 30, 2023 compared to the same period in the prior year primarily as a result of lower average balances per commercial customer account and balance migration into interest checking deposits, partially offset by higher average balances per consumer customer account. Average interest checking deposits increased $6.1 billion, or 14%, for the three months ended June 30, 2023 compared to the same period in the prior year primarily as a result of balance migration from demand deposits and money market deposits, partially offset by lower average balances per consumer customer account. Average CDs $250,000 or less increased $5.6 billion for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to higher offering rates. Lower average commercial customer account balances in demand deposits and money market deposits included the impact of deliberate runoff during the second quarter of 2022 of certain higher cost commercial deposits.

Average CDs over $250,000 increased $4.7 billion for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to an increase in retail brokered CDs issued.

Contractual maturities
The contractual maturities of CDs as of June 30, 2023 are summarized in the following table:

TABLE 20: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$14,257
13-24 months	235
25-36 months	65
37-48 months	18
49-60 months	6
After 60 months	4
Total CDs	$14,585
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all FDIC requirements are met. All deposits that an account owner has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of June 30, 2023 and December 31, 2022, approximately $97.9 billion, or 60%, and $94.1 billion, or 58%, respectively, of the Bancorp’s domestic deposits were estimated to be insured. As of June 30, 2023 and December 31, 2022, approximately $66.0 billion and $69.4 billion, respectively, of the Bancorp’s domestic deposits were estimated to be uninsured. At June 30, 2023 and December 31, 2022, approximately $2.9 billion and $727 million, respectively, of the Bancorp’s time deposits were estimated to be not fully insured. The estimated uninsured portions of those time deposits were $1.5 billion and $306 million at June 30, 2023 and December 31, 2022, respectively. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 15% and 13% for the three months ended June 30, 2023 and 2022, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the end of period components of borrowings:

TABLE 21: Components of Borrowings
As of ($ in millions)	June 30, 2023	December 31, 2022
Federal funds purchased	$163	180
Other short-term borrowings	5,817	4,838
Long-term debt	12,278	13,714
Total borrowings	$18,258	18,732

Total borrowings decreased $474 million, or 3%, from December 31, 2022 primarily due to a decrease in long-term debt partially offset by an increase in other short-term borrowings. Long-term debt decreased $1.4 billion from December 31, 2022 primarily driven by redemptions or maturities of $1.3 billion of notes, $78 million of paydowns associated with loan securitizations and $42 million of fair value adjustments associated with hedged long-term debt during the six months ended June 30, 2023. Other short-term borrowings increased $979 million from December 31, 2022 primarily due to the Bancorp’s decision to increase its liquidity position in response to conditions in the current operating environment. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes components of average borrowings for the three months ended:

TABLE 22: Components of Average Borrowings
($ in millions)	June 30, 2023	June 30, 2022
Federal funds purchased	$376	392
Other short-term borrowings	7,029	3,571
Long-term debt	12,848	11,164
Total average borrowings	$20,253	15,127

Total average borrowings increased $5.1 billion, or 34%, for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to increases in average other short-term borrowings and average long-term debt. Average other short-term borrowings increased $3.5 billion for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to increased funding needs resulting from an increase in average investment securities, lower core deposit balances and the Bancorp’s decision to increase its liquidity position in response to conditions in the current operating environment. Average long-term debt increased $1.7 billion for the three months ended June 30, 2023 compared to the same period in the prior year primarily driven by issuances of senior fixed-rate/floating-rate notes in 2022 totaling $4.0 billion, partially offset by redemptions or maturities of $1.3 billion of notes, $239 million of fair value adjustments associated with hedged long-term debt and $154 million of paydowns associated with loan securitizations since June 30, 2022. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets increased since December 31, 2022 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also increased since December 31, 2022 due to higher interest rates and modified assumptions. Thus, net interest income for asset-generating business segments was negatively impacted by the rates charged on assets while deposit-providing business segments were positively impacted during the six months ended June 30, 2023.

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

The following table summarizes net income (loss) by business segment:

TABLE 23: Net Income (Loss) by Business Segment
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Commercial Banking	$711	317	1,290	657
Consumer and Small Business Banking	746	208	1,408	321
Wealth and Asset Management	73	38	146	66
General Corporate and Other	(929)	(1)	(1,685)	12
Net income	$601	562	1,159	1,056

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 24: Commercial Banking
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Income Statement Data
Net interest income (FTE)(a)	$1,025	555	2,004	1,080
Provision for (benefit from) credit losses	(9)	80	37	46
Noninterest income:
Commercial banking revenue	147	137	305	272
Service charges on deposits	92	97	180	196
Leasing business revenue	47	56	104	118
Other noninterest income	50	66	82	109
Noninterest expense:
Compensation and benefits	153	153	343	335
Leasing business expense	31	31	65	63
Other noninterest expense	302	258	628	523
Income before income taxes (FTE)	884	389	1,602	808
Applicable income tax expense(a)(b)	173	72	312	151
Net income	$711	317	1,290	657
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$73,676	70,621	73,708	69,124
Demand deposits	23,133	37,086	25,021	38,163
Interest checking deposits	30,527	19,030	28,756	20,895
Savings and money market deposits	4,949	6,093	5,008	6,516
Certificates of deposit	34	120	40	121
Foreign office deposits	143	139	143	132
(a)Includes FTE adjustments of $4 and $2 for the three months ended June 30, 2023 and 2022, respectively and $7 and $4 for the six months ended June 30, 2023 and 2022, respectively.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $711 million and $1.3 billion for the three and six months ended June 30, 2023, respectively, compared to $317 million and $657 million for the same periods in the prior year. The increases for both periods were driven by increases in net interest income on an FTE basis and decreases in provision for credit losses, partially offset by increases in noninterest expense and decreases in noninterest income.

Net interest income on an FTE basis increased $470 million and $924 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in yields on and average balances of commercial loans and leases as well as increases in FTP credit rates on deposits. These positive impacts were partially offset by increases in FTP charges on commercial loans and leases as well as increases in rates paid on interest checking deposits and savings and money market deposits.

The benefit from credit losses was $9 million and the provision for credit losses was $37 million for the three and six months ended June 30, 2023, respectively, compared to the provision for credit losses of $80 million and $46 million for the three and six months ended June 30, 2022, respectively. The decreases for the three and six months ended June 30, 2023 compared to the same periods in the prior year were primarily driven by decreases in allocated provision for credit losses related to commercial criticized assets. The decrease for the three months ended June 30, 2023 was also impacted by decreases in net charge-offs on commercial and industrial loans and commercial construction loans. The decrease for the six months ended June 30, 2023 was partially offset by an increase in net charge-offs on commercial and industrial loans. Annualized net charge-offs as a percent of average portfolio loans and leases decreased to 13 bps and increased to 14 bps for the three and six months ended June 30, 2023, respectively, compared to 18 bps and 11 bps for the same periods in the prior year.

Noninterest income decreased $20 million and $24 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by decreases in other noninterest income, service charges on deposits and leasing business

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
revenue, partially offset by increases in commercial banking revenue. Other noninterest income decreased $16 million and $27 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by a decrease in private equity investment income as well as the recognition of securities losses during the three and six months ended June 30, 2023. Service charges on deposits decreased $5 million and $16 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to higher treasury management earnings credits driven by market interest rates, partially offset by an increase in commercial treasury management fees. Leasing business revenue decreased $9 million and $14 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2023 was primarily driven by a decrease in lease remarketing fees. The decrease for the six months ended June 30, 2023 was primarily driven by a decrease in leasing business solutions revenue related to the disposition of LaSalle Solutions during the second quarter of 2022 as well as a decrease in lease remarketing fees. Commercial banking revenue increased $10 million and $33 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in loan syndication fees, bridge fees and foreign exchange fees, partially offset by a decrease in merger and acquisition fees.

Noninterest expense increased $44 million and $115 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense. Other noninterest expense increased $44 million and $105 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in allocated expenses, FDIC insurance and other taxes and losses associated with legal and regulatory proceedings. The increases in allocated expenses were primarily related to cash management services and information technology support services. The increase for the six months ended June 30, 2023 was also impacted by credit valuation adjustments on customer accommodation derivatives. Additionally, compensation and benefits increased $8 million for the six months ended June 30, 2023 primarily driven by increases in base compensation.

Average commercial loans and leases increased $3.1 billion and $4.6 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans, partially offset by decreases in average commercial leases. Average commercial and industrial loans increased for the three and six months ended June 30, 2023 compared to the same periods in the prior year primarily as a result of loan originations exceeding payoffs, partially offset by decreased revolving line of credit utilization. Average commercial mortgage loans increased for the three and six months ended June 30, 2023 compared to the same periods in the prior year as loan originations exceeded payoffs. Average commercial construction loans increased for the three and six months ended June 30, 2023 compared to the same periods in the prior year as draws on existing commitments and loan originations exceeded payoffs. Average commercial leases decreased for the three and six months ended June 30, 2023 compared to the same periods in the prior year primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average deposits decreased $3.7 billion and $6.9 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to decreases in average demand deposits and average savings and money market deposits, partially offset by increases in average interest checking deposits. Average demand deposits decreased $14.0 billion and $13.1 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily as a result of lower average balances per commercial customer account and balance migration into interest checking deposits. Average savings and money market deposits decreased $1.1 billion and $1.5 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily as a result of lower average balances per commercial customer account and balance migration into interest checking deposits. Average interest checking deposits increased $11.5 billion and $7.9 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily as a result of balance migration from demand deposits and savings and money market deposits. Lower average commercial customer account balances in demand deposits and savings and money market deposits included the impact of deliberate runoff during the second quarter of 2022 of certain higher cost commercial deposits.

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

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 25: Consumer and Small Business Banking
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Income Statement Data
Net interest income	$1,370	631	2,628	1,148
Provision for credit losses	65	29	116	59
Noninterest income:
Card and processing revenue	79	79	155	152
Mortgage banking net revenue	59	31	127	82
Wealth and asset management revenue	52	51	106	102
Service charges on deposits	53	57	103	111
Other noninterest income	28	23	54	49
Noninterest expense:
Compensation and benefits	222	207	446	425
Net occupancy and equipment expense	62	60	125	116
Card and processing expense	19	18	38	35
Other noninterest expense	329	295	667	603
Income before income taxes	$944	263	1,781	406
Applicable income tax expense	198	55	373	85
Net income	$746	208	1,408	321
Average Balance Sheet Data
Consumer loans, including held for sale	$43,305	42,972	43,258	43,012
Commercial loans	2,756	1,601	2,616	1,468
Demand deposits	22,265	24,024	22,439	23,756
Interest checking deposits	12,603	15,657	13,103	15,574
Savings and money market deposits	41,244	43,422	41,430	43,067
Certificates of deposit	8,208	2,409	6,830	2,509
Net income was $746 million and $1.4 billion for the three and six months ended June 30, 2023, respectively, compared to $208 million and $321 million for the same periods in the prior year. The increases were primarily driven by increases in net interest income and noninterest income, partially offset by increases in noninterest expense and provision for credit losses.

Net interest income increased $739 million and $1.5 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to increases in FTP credit rates on deposits as well as increases in yields on and average balances of loans. These positive impacts were partially offset by increases in FTP charge rates on loans as well as increases in rates paid on deposits.

Provision for credit losses increased $36 million and $57 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to increases in net charge-offs on other consumer loans, indirect secured consumer loans, commercial and industrial loans and credit card. Annualized net charge-offs as a percent of average portfolio loans and leases increased to 57 bps and 52 bps for the three and six months ended June 30, 2023, respectively, compared to 29 bps for both of the same periods in the prior year.

Noninterest income increased $30 million and $49 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in mortgage banking net revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest expense increased $52 million and $97 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense and compensation and benefits expense. Other noninterest expense increased $34 million and $64 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to increases in allocated expenses, FDIC insurance and other taxes and marketing expense. The increases in allocated expenses were primarily related to information technology support services. These increases were partially offset by decreases in loan servicing expenses related to the Bancorp’s sales of certain government-guaranteed residential mortgage loans that were previously in forbearance programs and serviced by a third party. Compensation and benefits expense increased $15 million and $21 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by the incremental impact of acquired businesses and the impact of raising the Bancorp’s minimum wage in the third quarter of 2022, partially offset by decreases in incentive compensation.

Average consumer loans increased $333 million and $246 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to increases in average other consumer loans, partially offset by decreases in average residential mortgage loans and average indirect secured consumer loans. Average other consumer loans increased for the three and six months ended June 30, 2023 compared to the same periods in the prior year primarily driven by originations of point-of-sale solar energy installation loans, in addition to loans acquired in a business acquisition completed in the second quarter of 2022. Average residential mortgage loans decreased for the three and six months ended June 30, 2023 compared to the same periods in the prior year primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs, in addition to the impacts of decreased production. Average indirect consumer loans decreased for the three and six months ended June 30, 2023 compared to the same periods in the prior year primarily driven by paydowns and lower production. Average commercial loans increased $1.2 billion and $1.1 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in average commercial and industrial loans and average commercial mortgage loans as loan originations exceeded payoffs.

Average deposits decreased $1.2 billion and $1.1 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year driven by decreases in average interest checking deposits, average savings and money market deposits and average demand deposits, partially offset by increases in average certificates of deposit. Average interest checking deposits decreased $3.1 billion and $2.5 billion, average savings and money market deposits decreased $2.2 billion and $1.6 billion and average demand deposits decreased $1.8 billion and $1.3 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily as a result of lower average balances per customer account due to increased consumer spending and balance migration into certificates of deposit. Average certificates of deposit increased $5.8 billion and $4.3 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to higher offering rates.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 26: Wealth and Asset Management
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Income Statement Data
Net interest income	$95	53	196	88
Provision for credit losses	—	—	—	—
Noninterest income:
Wealth and asset management revenue	135	132	274	274
Other noninterest income	2	—	1	2
Noninterest expense:
Compensation and benefits	55	56	116	116
Other noninterest expense	84	81	170	164
Income before income taxes	$93	48	185	84
Applicable income tax expense	20	10	39	18
Net income	$73	38	146	66
Average Balance Sheet Data
Loans and leases, including held for sale	$4,444	4,490	4,448	4,317
Deposits	10,846	12,948	11,568	13,408

Net income was $73 million and $146 million for the three and six months ended June 30, 2023, respectively, compared to $38 million and $66 million for the same periods in the prior year. The increase for the three months ended June 30, 2023 was primarily driven by increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. The increase for the six months ended June 30, 2023 was primarily driven by an increase in net interest income, partially offset by an increase in noninterest expense.

Net interest income increased $42 million and $108 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by an increase in FTP credit rates on deposits as well as an increase in yields on loans and leases. These positive impacts were partially offset by increases in rates paid on average deposits and an increase in FTP charge rates on loans and leases for the three and six months ended June 30, 2023 compared to the same periods in the prior year.

Noninterest income increased $5 million and decreased $1 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2023 was primarily due to increases in wealth and asset management revenue and other noninterest income. Wealth and asset management revenue increased $3 million for the three months ended June 30, 2023 driven by an increase in private client service fees. Other noninterest income increased $2 million for the three months ended June 30, 2023 primarily driven by a loss on the sale of a business in the second quarter of 2022.

Noninterest expense increased $2 million and $6 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense. The increases in other noninterest expense for both the three and six months ended June 30, 2023 were primarily the result of increases in allocated expenses related to expenses associated with intercompany revenue sharing agreements and information technology support services.

Average loans and leases decreased $46 million and increased $131 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2023 was primarily driven by a decrease in average commercial and industrial loans as payoffs exceeded loan production, partially offset by an increase in average residential mortgage loans as a result of higher loan production. The increase for the six months ended June 30, 2023 was primarily driven by increases in average other consumer loans, average residential mortgage loans and average commercial mortgage loans as a result of higher loan production.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Average deposits decreased $2.1 billion and $1.8 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by decreases in average interest checking deposits and average demand deposits as a result of lower average balances per customer account, partially offset by an increase in average savings and money market deposits.

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

Net interest income on an FTE basis decreased $1.1 billion and $2.1 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in FTP credits on deposits allocated to the business segments, increases in interest expense on long-term debt, other short-term borrowings and deposits and decreases in interest income on loans and leases. These negative impacts were partially offset by increases in FTP charges to the business segments on loans and leases as well as increases in interest income on investment securities and other short-term investments. The increases in both FTP credits and FTP charges allocated to the business segments were driven by increases in market interest rates. Under the Bancorp’s internal reporting methodology, the Bancorp insulates the business segments from interest rate risk associated with fixed-rate lending by transferring this risk to General Corporate and Other through the FTP methodology. As a result, the amount of FTP credits on deposits earned by the business segments has increased at a faster pace than the amount of allocated FTP charges on loans and leases. If market interest rates remain at current levels, the FTP charges to the business segments for loans and leases will increase over time as fixed-rate loans mature and are replaced with new originations.

The provision for credit losses increased $51 million and $69 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year as a result of increases in the ACL during the three and six months ended June 30, 2023, partially offset by the impact of allocations to the business segments. Refer to the Provision for Credit Losses subsection of the Statements of Income Analysis section of MD&A for additional information.

Noninterest income increased $37 million and $43 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by the recognition of net securities gains during the three and six months ended June 30, 2023 compared to net securities losses during the three and six months ended June 30, 2022, partially offset by increases in the loss on the swap associated with the sale of Visa, Inc. Class B shares.

Noninterest expense increased $23 million and $14 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in compensation and benefits due to higher non-qualified deferred compensation expense and severance expense as well as increases in technology and communications expense, partially offset by the impact of increases in corporate overhead allocations from General Corporate and Other to the other business segments.

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

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices which are described below. These practices include the use of intentional risk-based limits for single name exposures and counterparty selection criteria designed to reduce or eliminate exposure to borrowers who have higher than average default risk and defined weaknesses in financial performance. The Bancorp carefully designs and monitors underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry, product and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority based on risk and exposure amount, the use of which is closely monitored. Underwriting activities are centrally managed, and Credit Risk Management manages the policy and the authority delegation process directly. The Credit Risk Review function provides independent and objective assessments of the quality of underwriting and documentation, the accuracy of risk ratings and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the ACL is based on quarterly assessments of the estimated losses expected in the loan and lease portfolio. The Bancorp uses these assessments to maintain an adequate ACL and record any necessary charge-offs. Certain loans and leases with probable or observed credit weaknesses receive enhanced monitoring and undergo a periodic review. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information on the Bancorp’s credit rating categories, which are derived from standard regulatory rating definitions. In addition, stress testing is performed on various commercial and consumer portfolios utilizing various models. For certain portfolios, such as real estate and leveraged lending, stress testing is performed at the individual loan level during credit underwriting.

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk rating systems. The first of these risk rating systems is based on regulatory guidance for credit risk rating systems. These ratings are used by the Bancorp to monitor and manage its credit risk. The Bancorp also separately maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for assessing a borrower’s creditworthiness. This “through-the-cycle” rating philosophy uses a grading scale that assigns ratings based on average default rates through an entire business cycle for borrowers with similar financial performance. The dual risk rating system includes thirteen categories for estimating probabilities of default and an additional eleven categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the regulatory risk rating system.

The Bancorp utilizes internally developed models to estimate expected credit losses for portfolio loans and leases. For loans and leases that are collectively evaluated, the Bancorp utilizes these models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information about the Bancorp’s processes for developing these models, for estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit losses for individually evaluated loans.

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

Overview
Financial market concerns around the tightening in credit due to regional bank failures began to subside in the second quarter as market credit spreads tightened, interest rates rose and equities reached levels last seen in early 2022. Resilient economic data and persistent inflationary pressures led the FOMC to forecast a further tightening in monetary policy. At the June FOMC meeting, FRB officials forecasted additional interest rate increases later this year along with a continuation of its quantitative tightening program.

Although employment data has remained resilient, other economic reports for consumer spending outlook and business investment, along with sentiment surveys, have indicated a slowing economy. The downside risks to the economic outlook continue to increase as persistent inflation above the FRB’s 2% target may force the FOMC to keep interest rates higher for longer. Increasing geopolitical tensions may also lead to higher commodity prices and reverse some of the easing seen recently in headline inflation. Against this backdrop, tighter liquidity in the banking sector is limiting the supply of credit in the economy. Over time, these factors are expected to adversely impact business investment, job growth and consumer spending which could lead to a recession.

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

The Bancorp is closely monitoring various economic conditions and their impacts on commercial borrowers, including the pace of inflation, rising interest rates, labor and supply chain issues, volatility and changes in consumer discretionary spending patterns, among others. The Bancorp maintains focus on disciplined client selection, adherence to underwriting policy and attention to concentrations.

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

TABLE 27: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	June 30, 2023			December 31, 2022
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$12,086	19,300	4	11,275	17,938	25
Manufacturing	10,935	20,841	51	11,024	21,174	88
Financial services and insurance	9,665	22,172	1	9,927	20,674	—
Business services	6,292	10,786	78	5,971	10,240	4
Healthcare	5,709	7,974	9	5,576	7,838	28
Wholesale trade	5,508	10,782	7	5,538	10,620	4
Accommodation and food	4,394	7,210	46	4,340	7,028	10
Retail trade	4,275	10,638	115	4,495	10,570	9
Communication and information	3,443	6,834	—	3,428	6,944	—
Mining	3,402	6,593	—	3,634	6,811	—
Construction	2,718	6,348	11	2,945	6,265	15
Transportation and warehousing	2,458	4,430	2	2,621	4,664	2
Utilities	1,973	4,042	—	1,862	4,172	—
Entertainment and recreation	1,666	3,014	9	1,729	3,053	67
Other services	1,137	1,599	6	1,088	1,484	9
Agribusiness	391	615	—	456	651	—
Public administration	256	368	4	343	451	1
Individuals	44	90	1	76	117	—
Other	—	—	1	61	62	1
Total	$76,352	143,636	345	76,389	140,756	263
By Loan Size:
Less than $1 million	4%	3	14	4	3	17
$1 million to $5 million	7	6	12	7	6	12
$5 million to $10 million	5	4	5	5	4	17
$10 million to $25 million	13	11	22	14	12	28
$25 million to $50 million	24	22	—	23	22	26
Greater than $50 million	47	54	47	47	53	—
Total	100%	100	100	100	100	100
By State:
Texas	9%	9	3	9	9	9
California	9	9	5	9	8	3
Illinois	9	8	7	9	9	30
Ohio	9	11	7	9	11	8
Florida	7	7	36	7	7	6
New York	6	6	—	6	6	—
Michigan	5	5	3	5	5	5
Georgia	4	4	1	4	4	1
Indiana	3	3	—	3	3	—
North Carolina	3	2	1	3	2	2
Tennessee	3	3	1	3	3	2
South Carolina	3	2	—	2	2	—
Other	30	31	36	31	31	34
Total	100%	100	100	100	100	100

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Collateral values on nonaccrual assets with relationships exceeding $1 million are reviewed quarterly to assess the appropriateness of the value ascribed in the assessment of charge-offs and specific reserves. Additionally, collateral values are also reviewed at least annually for all criticized assets.

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

TABLE 28: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of June 30, 2023 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$59	491	3,781
Commercial mortgage nonowner-occupied loans	3	40	4,587
Total	$62	531	8,368

TABLE 29: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2022 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$63	533	3,566
Commercial mortgage nonowner-occupied loans	4	65	4,510
Total	$67	598	8,076

The Bancorp views nonowner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 30: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of June 30, 2023 ($ in millions)					For the three months ended June 30, 2023	For the six months ended June 30, 2023
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Illinois	$1,413	1,757	—	2	—	—
Florida	1,139	1,987	—	—	—	—
Ohio	1,016	1,441	—	—	—	—
South Carolina	946	1,189	—	—	—	—
Michigan	854	1,232	—	—	—	—
Texas	735	1,408	—	—	—	—
California	621	1,087	—	—	—	—
Georgia	450	887	—	—	—	—
All other states	3,287	5,474	20	—	—	—
Total	$10,461	16,462	20	2	—	—
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 31: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of June 30, 2022 ($ in millions)					For the three months ended June 30, 2022	For the six months ended June 30, 2022
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Illinois	$1,417	1,585	—	24	—	—
Florida	1,147	1,944	—	—	—	—
Ohio	1,127	1,467	—	—	—	—
South Carolina	790	967	—	—	—	—
Michigan	806	1,006	—	—	—	—
Texas	802	1,303	—	—	—	—
California	440	730	—	—	—	—
Georgia	336	778	—	—	—	—
All other states	3,353	4,944	—	4	3	3
Total	$10,218	14,724	—	28	3	3
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

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $527 million of ARM loans will have rate resets during the next twelve months. Of these resets, 98% are expected to experience an increase in rate, with an average increase of approximately 1.87%. Underlying characteristics of these borrowers are relatively strong with a weighted average origination DTI of 35% and weighted average origination LTV of 71%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 32: Residential Mortgage Portfolio Loans by LTV at Origination
	June 30, 2023		December 31, 2022
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$12,166	62.2%	$12,395	61.9%
LTV > 80%, with mortgage insurance(a)	3,048	94.6	3,092	94.7
LTV > 80%, no mortgage insurance	2,289	90.7	2,141	90.5
Total	$17,503	71.7%	$17,628	71.3%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 33: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of June 30, 2023 ($ in millions)				For the three months ended June 30, 2023	For the six months ended June 30, 2023
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$522	1	9	—	—
Illinois	460	1	4	—	—
Florida	389	—	3	—	—
Michigan	168	—	2	—	—
Indiana	164	—	2	—	—
North Carolina	154	—	1	—	—
Kentucky	126	—	1	—	—
All other states	306	—	7	—	—
Total	$2,289	2	29	—	—

TABLE 34: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of June 30, 2022 ($ in millions)				For the three months ended June 30, 2022	For the six months ended June 30, 2022
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$519	1	10	—	—
Illinois	445	—	4	—	—
Florida	353	—	2	—	—
Michigan	171	—	2	—	—
Indiana	155	—	2	—	—
North Carolina	151	—	—	—	—
Kentucky	120	—	1	—	—
All other states	298	—	5	—	—
Total	$2,212	1	26	—	—

Home equity portfolio
The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 32% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 12% of the balances mature before 2025.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 36 and Table 37. Of the total $3.9 billion of outstanding home equity loans:
•77% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Illinois, Indiana and Kentucky as of June 30, 2023;
•37% are in senior lien positions and 63% are in junior lien positions at June 30, 2023;
•77% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended June 30, 2023; and
•The portfolio had a weighted average refreshed FICO score of 751 at June 30, 2023.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 35: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	June 30, 2023		December 31, 2022
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$117	3%	$122	3%
FICO 660-719	187	5	205	5
FICO ≥ 720	1,137	29	1,262	31
Total senior liens	$1,441	37%	$1,589	39%
Junior Liens:
FICO ≤ 659	198	5	211	5
FICO 660-719	433	11	433	11
FICO ≥ 720	1,839	47	1,806	45
Total junior liens	$2,470	63%	$2,450	61%
Total	$3,911	100%	$4,039	100%

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

TABLE 36: Home Equity Portfolio Loans Outstanding by LTV at Origination
	June 30, 2023		December 31, 2022
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,269	51.3%	$1,395	52.1%
LTV > 80%	172	88.8	194	88.8
Total senior liens	$1,441	56.0%	$1,589	56.8%
Junior Liens:
LTV ≤ 80%	1,667	65.2	1,628	65.6
LTV > 80%	803	88.9	822	89.2
Total junior liens	$2,470	73.4%	$2,450	74.1%
Total	$3,911	66.9%	$4,039	67.2%

The following tables provide an analysis of home equity portfolio loans outstanding by state with a LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 37: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of June 30, 2023 ($ in millions)					For the three months ended June 30, 2023	For the six months ended June 30, 2023
	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$300	830	—	7	—	—
Illinois	152	354	1	3	—	—
Michigan	148	411	—	2	—	—
Indiana	96	256	—	2	—	—
Florida	82	198	—	2	—	—
Kentucky	81	215	—	1	—	—
All other states	116	297	—	3	—	—
Total	$975	2,561	1	20	—	—

TABLE 38: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of June 30, 2022 ($ in millions)					For the three months ended June 30, 2022	For the six months ended June 30, 2022
	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual	Net (Recoveries) Charge-offs	Net (Recoveries) Charge-offs
By State:
Ohio	$316	854	—	8	(1)	(1)
Illinois	167	364	2	5	—	(1)
Michigan	165	445	—	3	—	—
Indiana	95	249	—	2	—	—
Florida	71	173	—	2	—	—
Kentucky	84	219	—	1	—	—
All other states	112	278	—	3	—	—
Total	$1,010	2,582	2	24	(1)	(2)

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $13.0 billion of automobile loans and $3.1 billion of indirect motorcycle, powersport, recreational vehicle and marine loans as of June 30, 2023. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 39: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2023		December 31, 2022
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$220	1%	$248	1%
FICO 660-719	3,388	21	3,564	22
FICO ≥ 720	12,489	78	12,740	77
Total	$16,097	100%	$16,552	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 40: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	June 30, 2023		December 31, 2022
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$11,787	79.6%	$12,087	79.6%
LTV > 100%	4,310	110.4	4,465	110.5
Total	$16,097	87.8%	$16,552	87.9%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV greater than 100% at origination:

TABLE 41: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100% at Origination
As of ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Three Months Ended	Net Charge-offs for the Six Months Ended
June 30, 2023	$4,310	—	13	9	17
June 30, 2022	4,564	5	11	3	8

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both June 30, 2023 and December 31, 2022. At both June 30, 2023 and December 31, 2022, 72% of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Given the variable nature of the credit card portfolio, interest rate increases impact this product and it is regularly monitored to ensure the portfolio remains within the Bancorp’s risk tolerance.

The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination as of:

TABLE 42: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2023		December 31, 2022
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$73	4%	$80	4%
FICO 660-719	509	28	528	28
FICO ≥ 720	1,236	68	1,266	68
Total	$1,818	100%	$1,874	100%

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 43: Other Consumer Portfolio Loans Outstanding by Product Type
	June 30, 2023		December 31, 2022
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Point-of-sale	$3,771	61%	$2,297	46%
Third-party point-of-sale	1,018	16	1,262	25
Other secured	896	14	909	18
Unsecured	525	9	530	11
Total	$6,210	100%	$4,998	100%

Analysis of Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 44. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022 and the Nonaccrual Loans and Leases section of Note 3 of the Notes to Condensed Consolidated Financial Statements.

Nonperforming assets were $663 million at June 30, 2023 compared to $539 million at December 31, 2022. Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.54% and 0.44% at June 30, 2023 and December 31, 2022, respectively. Nonaccrual loans and leases secured by real estate were 35% of nonaccrual loans and leases as of June 30, 2023 compared to 42% as of December 31, 2022.

Portfolio commercial nonaccrual loans and leases were $345 million at June 30, 2023, an increase of $82 million from December 31, 2022. Portfolio consumer nonaccrual loans were $284 million at June 30, 2023, an increase of $32 million from December 31, 2022. Refer to Table 45 for a rollforward of portfolio nonaccrual loans and leases.

OREO and other repossessed property was $32 million and $24 million at June 30, 2023 and December 31, 2022, respectively. The Bancorp recognized $1 million in losses on the transfer, sale or write-down of OREO properties for both the three and six months ended June 30, 2023. The Bancorp recognized an immaterial amount of losses and $1 million in gains on the transfer, sale or write-down of OREO properties for the three and six months ended June 30, 2022, respectively.

For the three and six months ended June 30, 2023, approximately $12 million and $22 million, respectively, of interest income would have been recognized if the nonaccrual portfolio loans and leases had been current in accordance with their contractual terms compared to $9 million and $15 million for the same periods in the prior year. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 44: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	June 30, 2023	December 31, 2022
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$322	215
Commercial mortgage loans	22	40
Commercial construction loans	—	8
Commercial leases	1	—
Residential mortgage loans	137	124
Home equity	61	67
Indirect secured consumer loans	23	29
Credit card	30	27
Other consumer loans	33	5
Total nonaccrual portfolio loans and leases(a)	$629	515
OREO and other repossessed property	32	24
Total nonperforming portfolio loans and leases and OREO	$661	539
Nonaccrual loans held for sale	2	—
Total nonperforming assets	$663	539
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$6	11
Commercial mortgage loans	20	—
Commercial leases	—	2
Residential mortgage loans(b)	7	7
Home equity	1	1
Credit card	17	18
Other consumer loans	—	1
Total portfolio loans and leases 90 days past due and still accruing	$51	40
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.54%	0.44
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.52	0.42
ACL as a percent of nonperforming portfolio loans and leases	403	468
ACL as a percent of nonperforming portfolio assets	383	447
(a)Includes $18 and $15 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of June 30, 2023 and December 31, 2022, respectively.
(b)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $169 as of June 30, 2023 and $212 as of December 31, 2022. The Bancorp recognized losses of $1 for both the three and six months ended June 30, 2023 and 2022, due to claim denials and curtailments associated with these insured or guaranteed loans.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 45: Rollforward of Portfolio Nonaccrual Loans and Leases
For the six months ended June 30, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$263	124	128	515
Transfers to nonaccrual status	306	43	178	527
Transfers to accrual status	(59)	(15)	(48)	(122)
Transfers to held for sale	(4)	—	—	(4)
Loan paydowns/payoffs	(99)	(13)	(32)	(144)
Transfers to OREO	—	(4)	(5)	(9)
Charge-offs	(68)	—	(74)	(142)
Draws/other extensions of credit	6	2	—	8
Balance, end of period	$345	137	147	629

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 46: Rollforward of Portfolio Nonaccrual Loans and Leases
For the six months ended June 30, 2022 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$337	33	128	498
Transfers to nonaccrual status	103	98	63	264
Transfers to accrual status	(2)	(17)	(35)	(54)
Transfers to held for sale	(4)	—	—	(4)
Loan paydowns/payoffs	(69)	(8)	(28)	(105)
Transfers to OREO	—	(2)	—	(2)
Charge-offs	(48)	—	(13)	(61)
Draws/other extensions of credit	2	1	—	3
Balance, end of period	$319	105	115	539

Analysis of Net Loan Charge-offs
Net charge-offs were 29 bps and 21 bps of average portfolio loans and leases for the three months ended June 30, 2023 and 2022, respectively, and were 27 bps and 17 bps of average portfolio loans and leases for the six months ended June 30, 2023 and 2022, respectively. Table 47 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases decreased to 16 bps during the three months ended June 30, 2023, compared to 19 bps during the same period in the prior year primarily due to a decrease in net charge-offs on commercial construction loans of $3 million. The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 16 bps during the six months ended June 30, 2023, compared to 12 bps during the same period in the prior year primarily due to an increase in net charge-offs on commercial and industrial loans of $20 million.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans increased to 50 bps and 46 bps during the three and six months ended June 30, 2023, respectively, compared to 24 bps and 25 bps during the same periods in the prior year primarily due to increases in net charge-offs on other consumer loans of $17 million and $31 million for the three and six months ended June 30, 2023, respectively, and increases in net charge-offs on indirect secured consumer loans of $11 million and $16 million for the three and six months ended June 30, 2023, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 47: Summary of Credit Loss Experience
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Losses charged-off:
Commercial and industrial loans	$(35)	(34)	(67)	(45)
Commercial mortgage loans	—	—	(1)	—
Commercial construction loans	—	(3)	(1)	(3)
Commercial leases	—	—	—	—
Residential mortgage loans	(1)	—	(2)	(1)
Home equity	(2)	(3)	(4)	(5)
Indirect secured consumer loans	(25)	(14)	(48)	(30)
Credit card	(21)	(18)	(40)	(35)
Other consumer loans(a)	(37)	(18)	(68)	(35)
Total losses charged-off	$(121)	(90)	(231)	(154)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$3	1	5	3
Commercial mortgage loans	—	—	1	1
Commercial construction loans	—	—	—	—
Commercial leases	—	—	—	—
Residential mortgage loans	1	1	2	2
Home equity	1	3	4	6
Indirect secured consumer loans	9	9	19	17
Credit card	5	4	9	8
Other consumer loans(a)	12	10	23	21
Total recoveries of losses previously charged-off	$31	28	63	58
Net losses charged-off:
Commercial and industrial loans	$(32)	(33)	(62)	(42)
Commercial mortgage loans	—	—	—	1
Commercial construction loans	—	(3)	(1)	(3)
Commercial leases	—	—	—	—
Residential mortgage loans	—	1	—	1
Home equity	(1)	—	—	1
Indirect secured consumer loans	(16)	(5)	(29)	(13)
Credit card	(16)	(14)	(31)	(27)
Other consumer loans	(25)	(8)	(45)	(14)
Total net losses charged-off	$(90)	(62)	(168)	(96)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.22%	0.24	0.22	0.16
Commercial mortgage loans	0.01	—	0.01	(0.02)
Commercial construction loans	(0.01)	0.23	0.04	0.12
Commercial leases	(0.03)	(0.03)	(0.04)	(0.02)
Total commercial loans and leases	0.16%	0.19	0.16	0.12
Residential mortgage loans	—	(0.02)	—	(0.02)
Home equity	0.06	(0.06)	0.01	(0.06)
Indirect secured consumer loans	0.38	0.13	0.36	0.15
Credit card	3.61	3.26	3.52	3.19
Other consumer loans	1.63	1.04	1.52	1.05
Total consumer loans	0.50%	0.24	0.46	0.25
Total net losses charged-off as a percent of average portfolio loans and leases	0.29%	0.21	0.27	0.17
(a)The Bancorp recorded $8 and $17 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and six months ended June 30, 2023, respectively, compared to $7 and $15 for the three and six months ended June 30, 2022, respectively.

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

At both June 30, 2023 and December 31, 2022, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger near-term growth outlook while the less favorable outlook (Downside) depicted a moderate recession.

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

June 30, 2023 ACL
The ACL as of June 30, 2023 was impacted by several factors, including deterioration in the economic forecast and increases to specific reserves on individually evaluated commercial loans, partially offset by lower period-end loan and lease balances. The increase in specific reserves and lower period-end loan and lease balances was primarily driven by commercial and industrial loans. As of June 30, 2023, the Bancorp’s economic scenarios included estimates of the expected impacts of the changes in economic conditions caused by inflationary and rising interest rate pressures and the ongoing Russia-Ukraine conflict. At June 30, 2023, the Bancorp assigned an 80% probability weighting to the Baseline scenario and 10% to each of the Upside and Downside scenarios.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Baseline scenario assumed average annualized real GDP growth for 2023 at 1.6% with the forecast modestly increasing to 1.7% in 2024, and further increasing to 2.4% in 2025. The Baseline scenario also assumed an average unemployment rate of 3.6% for the remainder of 2023, increasing to an average of 4.0% for 2024 and an average of 4.2% in 2025. Lastly, the Baseline scenario assumed that increases to the target federal funds rate would end in 2023, peaking at 4.9% and then decreasing to an average of 4.3% and 3.2% in 2024 and 2025, respectively. The Upside scenario assumed that, on an average annual basis, the change in real GDP would be 2.1% in 2023, increasing to 3.2% in 2024 and decreasing to an average of 2.4% in 2025. The Upside scenario also assumed an unemployment rate at an annual average of 3.3% and 3.1% in 2023 and 2024, respectively, slightly increasing to 3.5% in 2025. In the Upside scenario, the forecast for the federal funds rate was consistent with the Baseline scenario. The Downside scenario assumes that the U.S. economy falls into a recession in the third quarter of 2023 and that the Russia-Ukraine conflict persists for an extended period. The Downside scenario assumed average annualized real GDP growth for 2023 at 0.8%, declining to an average of (1.4%) in 2024 and recovering to an average of 2.1% in 2025. The Downside scenario unemployment rate peaks at an average of 7.6% in 2024 and decreases to an average of 6.8% in 2025. In the Downside scenario, the forecast for the federal funds rate included a similar increase as the Baseline scenario for 2023, followed by a decrease to an average target rate of 2.9% in 2024 and 1.2% in 2025.

The Bancorp’s quantitative credit loss models are sensitive to changes in economic forecast assumptions over the reasonable and supportable forecast period. Applying a 100% probability weighting to the Downside scenario rather than using the probability-weighted three scenario approach would result in an increase in the quantitative ACL of approximately $2.3 billion. This sensitivity calculation only reflects the impact of changing the probability weighting of the scenarios in the quantitative credit loss models and excludes any additional considerations associated with the qualitative component of the ACL that might be warranted if probability weights were adjusted.

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 48: Changes in Allowance for Credit Losses
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
ALLL:
Balance, beginning of period	$2,215	1,908	2,194	1,892
Impact of adoption of ASU 2022-02(b)	—	—	(49)	—
Losses charged-off(a)	(121)	(90)	(231)	(154)
Recoveries of losses previously charged-off(a)	31	28	63	58
Provision for loan and lease losses	202	168	350	218
Balance, end of period	$2,327	2,014	2,327	2,014
Reserve for unfunded commitments:
Balance, beginning of period	$232	177	216	182
(Benefit from) provision for the reserve for unfunded commitments	(25)	11	(9)	6
Balance, end of period	$207	188	207	188
(a)The Bancorp recorded $8 and $17 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and six months ended June 30, 2023, respectively, compared to $7 and $15 for the three and six months ended June 30, 2022, respectively.
(b)Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 49: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	June 30, 2023	December 31, 2022
Attributed ALLL:
Commercial and industrial loans	$841	776
Commercial mortgage loans	277	246
Commercial construction loans	62	90
Commercial leases	19	15
Residential mortgage loans	173	245
Home equity	114	133
Indirect secured consumer loans	245	187
Credit card	224	254
Other consumer loans	372	248
Total ALLL	$2,327	2,194
Portfolio loans and leases:
Commercial and industrial loans	$56,897	57,232
Commercial mortgage loans	11,310	11,020
Commercial construction loans	5,475	5,433
Commercial leases	2,670	2,704
Residential mortgage loans(a)	17,503	17,628
Home equity	3,911	4,039
Indirect secured consumer loans	16,097	16,552
Credit card	1,818	1,874
Other consumer loans	6,210	4,998
Total portfolio loans and leases	$121,891	121,480
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.48%	1.36
Commercial mortgage loans	2.45	2.23
Commercial construction loans	1.13	1.66
Commercial leases	0.71	0.55
Residential mortgage loans	0.99	1.39
Home equity	2.91	3.29
Indirect secured consumer loans	1.52	1.13
Credit card	12.32	13.55
Other consumer loans	5.99	4.96
Total ALLL as a percent of portfolio loans and leases	1.91%	1.81
Total ACL as a percent of portfolio loans and leases	2.08	1.98
(a)Includes residential mortgage loans measured at fair value of $124 at June 30, 2023 and $123 at December 31, 2022.

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
Interest rate risk is the risk to earnings or capital arising from movement of interest rates. This risk primarily impacts the Bancorp’s income categories through changes in interest income on earning assets and the cost of interest-bearing liabilities, and through fee items that are related to interest-sensitive activities such as mortgage origination and servicing income and through earnings credits earned on commercial deposits that offset commercial deposit fees. Price risk is the risk to earnings or capital arising from changes in the value of financial instruments and portfolios due to movements in interest rates, volatilities, foreign exchange rates, equity prices and commodity prices. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk may occur for any one or more of the following reasons:

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

As of June 30, 2023, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel ramped increases and decreases in interest rates. Policy limits are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over twelve months. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates.

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

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp’s interest-bearing deposit rates will change for a given change in short-term market rates. The Bancorp utilizes dynamic deposit beta models to adjust assumed repricing sensitivity depending on market rate levels. The dynamic beta models were developed utilizing the Bancorp’s performance during prior interest rate cycles. Since the beginning of the current tightening cycle, the Bancorp’s actual cumulative deposit beta through June 30, 2023 was approximately 45% as repricing has been slower than what was experienced in prior interest rate cycles. As a result, the Bancorp has outperformed previous NII simulation expectations. Using the dynamic beta models, the Bancorp’s NII sensitivity modeling assumes weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of 74% and 75%, for a 100 bps and 200 bps increase in rates, respectively. In the event of rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped parallel scenarios of 65% and 63% for a 100 bps and 200 bps increase in rates, respectively. In falling rate scenarios, deposit rate floors are utilized to ensure modeled deposit rates will not become negative. NII simulation modeling assumes no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles. In addition, modeled and forecasted deposit migration from low-beta deposit products to more rate-sensitive deposit products in the rising rate scenarios contribute additional beta of 10%-15%, resulting in an effective beta of approximately 85%-90% in the Bancorp’s baseline NII sensitivity profile. Future actual performance will be dependent on market conditions, the level of competition for deposits and the magnitude of continued interest rate increases. The Bancorp provides sensitivity analysis in Tables 51 and 52 for key assumptions related to its deposit modeling, including beta and DDA balance performance.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 50: Estimated NII Sensitivity Profile and ALCO Policy Limits
	June 30, 2023				June 30, 2022
	% Change in NII (FTE)		ALCO Policy Limit		% Change in NII (FTE)		ALCO Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(3.89)%	(5.73)	(4.00)	(6.00)	0.60	4.06	(4.00)	(6.00)
+100 Ramp over 12 months	(1.93)	(2.76)	N/A	N/A	0.14	2.23	N/A	N/A
-100 Ramp over 12 months	0.93	0.63	N/A	N/A	(4.25)	(10.31)	(8.00)	(12.00)
-200 Ramp over 12 months	1.54	0.48	(8.00)	(12.00)	N/A	N/A	N/A	N/A

Table 50 presents the change in estimated net interest income for 12 month and 13-24 month horizons for alternative interest rate scenarios relative to the net interest income projection for a static rate scenario for those same time horizons. As previously mentioned, these numbers do not represent a forecast, but are instead risk measures that are monitored to evaluate the consolidated interest rate risk position of the Bancorp. At June 30, 2023, the Bancorp’s NII sensitivity in the rising-rate scenarios is negative in years one and two as interest expense is expected to increase more than interest income due to deposit repricing and balance migration estimates given the high interest rate environment. The Bancorp’s NII simulation projects an increase in NII in both years one and two under the parallel 200 bps ramp decrease in interest rates. These NII increases are driven by deposits repricing faster than assets as a result of positioning in securities with less near-term principal cash flows. Additionally, receive-fixed hedges have added significant protection from declining rates. The changes in the estimated NII sensitivity profile compared to June 30, 2022 were primarily attributable to a higher composition of fixed rate lending combined with higher market interest rates driving higher expected betas.

Tables 51 and 52 provide the sensitivity of the Bancorp’s estimated NII profile at June 30, 2023 to changes to certain deposit balance and deposit repricing sensitivity (beta) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of June 30, 2023:

TABLE 51: Estimated NII Sensitivity Profile at June 30, 2023 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(4.99)%	(6.88)	(2.79)	(4.57)
+100 Ramp over 12 months	(2.93)	(3.75)	(0.92)	(1.77)
-100 Ramp over 12 months	0.12	(0.04)	1.74	1.30
-200 Ramp over 12 months	0.82	(0.03)	2.25	0.99
The following table includes the Bancorp’s estimated NII sensitivity profile with a 10% increase and a 10% decrease to the corresponding deposit beta assumptions as of June 30, 2023:

TABLE 52: Estimated NII Sensitivity Profile at June 30, 2023 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 10% Higher(a)		Betas 10% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(5.40)%	(8.49)	(2.38)	(2.96)
+100 Ramp over 12 months	(2.68)	(4.13)	(1.17)	(1.39)
-100 Ramp over 12 months	1.58	1.79	0.29	(0.52)
-200 Ramp over 12 months	2.81	2.73	0.26	(1.78)
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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 53: Estimated EVE Sensitivity Profile
	June 30, 2023		June 30, 2022
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(5.94)%	(12.00)	(8.46)	(12.00)
+100 Shock	(2.70)	N/A	(4.12)	N/A
-100 Shock	2.04	N/A	N/A	N/A
-150 Shock	N/A	N/A	4.01	-12.00
-200 Shock	1.41	(12.00)	N/A	N/A

The EVE sensitivity is negative in a +200 bps rising-rate scenario and positive in a -200 bps falling-rate scenario at June 30, 2023. The changes in the estimated EVE sensitivity profile from June 30, 2022 were primarily related to the shortening of the investment portfolio duration.

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

The Bancorp regularly evaluates its exposures to a static balance sheet forecast, SOFR, Prime Rate and other basis risks, yield curve twist risks and embedded options risks. In addition, the impacts on NII on an FTE basis and EVE of extreme changes in interest rates are modeled, wherein the Bancorp employs the use of yield curve shocks and environment-specific scenarios.

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

Tables 54 and 55 show all swap and floor positions that are utilized for purposes of managing the Bancorp’s exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index, to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as the Bancorp adjusts its broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 54: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of June 30, 2023 ($ in millions)	Notional Amount(b)	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$9,000	(8)	0.1	2.81%	1 ML / SOFR
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	17,500	(3)	7.8	4.65	SOFR
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	(11)	0.1	0.99	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	8,000	(2)	10.2	4.50	SOFR
Interest rate swaps related to long-term debt – fair value – receive-fixed	5,955	(39)	5.4	5.18	SOFR
Total interest rate swaps	$44,455	(63)
Interest rate floors related to C&I loans – cash flow – receive-fixed	$3,000	3	1.5	2.25	1 ML
(a)Forward starting swaps will become effective on various dates between July 2023 and February 2025.
(b)Includes replacement contracts with a notional amount of $12.5 billion related to the LIBOR transition. For additional information, refer to the Overview section of MD&A.

TABLE 55: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
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

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.8 billion and $1.7 billion at June 30, 2023 and December 31, 2022, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2023 and December 31, 2022 was $1.1 billion and $1.0 billion, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and potential future exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

Of the $49.3 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at June 30, 2023, $4.2 billion in principal and interest is expected to be received in the next 12 months and an additional $6.2 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to pledge, sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans and other consumer loans (including point-of-sale solar energy installation loans) are also capable of being securitized or sold. For the three and six months ended June 30, 2023, the Bancorp sold loans and leases totaling $1.3 billion and $2.6 billion, respectively, compared to $3.1 billion and $6.6 billion during the three and six months ended June 30, 2022, respectively. For further information, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 84% and 85% of its average total assets for the three and six months ended June 30, 2023, respectively, compared to 88% and 89% for the three and six months ended and June 30, 2022, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2023, the Board of Directors authorized $10.0 billion of debt or other securities for issuance, all of which was available for issuance as of June 30, 2023. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. For further information on a subsequent event related to long-term debt, refer to Note 24 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of June 30, 2023, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $20.9 billion was available for issuance. Additionally, at June 30, 2023, the Bank had approximately $61.6 billion of borrowing capacity available through secured borrowing sources, including the FRB (through the Bank Term Funding Program and the Discount Window) and the FHLB.

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

As of June 30, 2023, the Bancorp (parent company) has sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 24 months.

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

The Bancorp’s and Bank’s credit ratings are summarized in Table 56. The ratings reflect the ratings agency’s view on the Bancorp’s and Bank’s capacity to meet financial commitments.*

*As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 56: Agency Ratings
As of August 7, 2023	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Stable	Stable	Stable	Stable

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

TABLE 57: Prescribed Capital Ratios
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

The Bancorp is subject to the stress capital buffer requirement and must maintain capital ratios above its buffered minimum (regulatory minimum plus stress capital buffer) in order to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. The Bancorp’s stress capital buffer requirement has been 2.5% since the introduction of this framework and was most recently affirmed as part of Fifth Third’s 2023 Capital Plan submission with an effective date of October 1, 2023. The Bancorp’s capital ratios have exceeded the stress capital buffer requirement for all periods presented.

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The Bancorp’s modified CECL transition amount became subject to the phase-out provisions of the final rule on January 1, 2022, and will be fully phased-out by January 1, 2025. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at June 30, 2023 was an increase in capital of approximately $249 million. On a fully phased-in basis, the Bancorp’s CET1 ratio would be reduced by 13 bps as of June 30, 2023.

On July 27, 2023, the U.S. banking regulators issued a notice of proposed rulemaking to revise the regulatory capital requirements for large banking organizations, including Fifth Third. The Bancorp is evaluating the impact of the proposed rules on its regulatory capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the Bancorp’s capital ratios as of:

TABLE 58: Capital Ratios
($ in millions)	June 30, 2023	December 31, 2022
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	8.90%	8.18
Tangible equity as a percent of tangible assets(a)(b)	8.58	8.31
Tangible common equity as a percent of tangible assets(a)(b)	7.57	7.30
Regulatory capital:(c)
CET1 capital	$16,100	15,670
Tier 1 capital	18,216	17,786
Total regulatory capital	21,781	21,606
Risk-weighted assets	169,720	168,909
Regulatory capital ratios:(c)
CET1 capital	9.49%	9.28
Tier 1 risk-based capital	10.73	10.53
Total risk-based capital	12.83	12.79
Leverage	8.81	8.56
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.
(c)Regulatory capital ratios as of both June 30, 2023 and December 31, 2022 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

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

The Bancorp maintains a comprehensive process for managing capital that considers the current and forward-looking macroeconomic and regulatory environments and makes capital distributions that are consistent with the requirements in the FRB’s capital plan rule, inclusive of the Bancorp’s stress capital buffer requirement.

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.33 and $0.30 for the three months ended June 30, 2023 and 2022, respectively, and $0.66 and $0.60 for the six months ended June 30, 2023 and 2022, respectively. Pursuant to the Bancorp’s Board-approved capital plan, during the first quarter of 2023, the Bancorp entered into and settled an accelerated share repurchase transaction in the amount of $200 million. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity. The Bancorp did not enter into an ASR transaction during the second quarter of 2023. The Bancorp does not currently expect to repurchase any common stock, except pursuant to employee compensation plans, during the third quarter of 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the monthly share repurchase activity for the three months ended June 30, 2023:

TABLE 59: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
April 1 - April 30, 2023	65,938	$26.50	—	32,115,811
May 1 - May 31, 2023	49,694	24.37	—	32,115,811
June 1 - June 30, 2023	18,778	26.07	—	32,115,811
Total	134,410	$25.66	—	32,115,811
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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	June 30,	December 31,
($ in millions, except share data)	2023	2022
Assets
Cash and due from banks	$2,594	3,466
Other short-term investments(a)	10,943	8,351
Available-for-sale debt and other securities(b)	49,329	51,503
Held-to-maturity securities(c)	2	5
Trading debt securities	1,139	414
Equity securities	331	317
Loans and leases held for sale(d)	760	1,007
Portfolio loans and leases(a)(e)	121,891	121,480
Allowance for loan and lease losses(a)	(2,327)	(2,194)
Portfolio loans and leases, net	119,564	119,286
Bank premises and equipment(f)	2,275	2,187
Operating lease equipment	537	627
Goodwill	4,919	4,915
Intangible assets	146	169
Servicing rights	1,764	1,746
Other assets(a)	12,973	13,459
Total Assets	$207,276	207,452
Liabilities
Deposits:
Noninterest-bearing deposits	$45,264	53,125
Interest-bearing deposits	118,864	110,565
Total deposits	164,128	163,690
Federal funds purchased	163	180
Other short-term borrowings	5,817	4,838
Accrued taxes, interest and expenses	1,765	1,822
Other liabilities(a)	5,316	5,881
Long-term debt(a)	12,278	13,714
Total Liabilities	$189,467	190,125
Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	2,116	2,116
Capital surplus	3,708	3,684
Retained earnings	22,366	21,689
Accumulated other comprehensive loss	(5,166)	(5,110)
Treasury stock(g)	(7,266)	(7,103)
Total Equity	$17,809	17,327
Total Liabilities and Equity	$207,276	207,452
(a)Includes $1 and $17 of other short-term investments, $42 and $185 of portfolio loans and leases, $(1) and $(2) of ALLL, $0 and $2 of other assets, $9 and $9 of other liabilities, and $37 and $118 of long-term debt from consolidated VIEs that are included in their respective captions above at June 30, 2023 and December 31, 2022, respectively. For further information, refer to Note 11.
(b)Amortized cost of $55,399 and $57,530 at June 30, 2023 and December 31, 2022, respectively.
(c)Fair value of $2 and $5 at June 30, 2023 and December 31, 2022, respectively.
(d)Includes $596 and $600 of residential mortgage loans held for sale measured at fair value at June 30, 2023 and December 31, 2022, respectively.
(e)Includes $124 and $123 of residential mortgage loans measured at fair value at June 30, 2023 and December 31, 2022, respectively.
(f)Includes $22 and $24 of bank premises and equipment held for sale at June 30, 2023 and December 31, 2022, respectively.
(g)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2023 – 680,850,480 (excludes 243,042,101 treasury shares), December 31, 2022 – 683,385,880 (excludes 240,506,701 treasury shares).
(h)500,000 shares of no par value preferred stock were authorized at both June 30, 2023 and December 31, 2022. There were 422,000 unissued shares of undesignated no par value preferred stock at both June 30, 2023 and December 31, 2022. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both June 30, 2023 and December 31, 2022. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both June 30, 2023 and December 31, 2022. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except share data)	2023	2022	2023	2022
Interest Income
Interest and fees on loans and leases	$1,831	1,081	3,545	2,062
Interest on securities	437	369	876	663
Interest on other short-term investments	102	14	162	27
Total interest income	2,370	1,464	4,583	2,752
Interest Expense
Interest on deposits	655	25	1,133	36
Interest on federal funds purchased	5	1	10	1
Interest on other short-term borrowings	90	12	147	13
Interest on long-term debt	163	87	319	168
Total interest expense	913	125	1,609	218
Net Interest Income	1,457	1,339	2,974	2,534
Provision for credit losses	177	179	341	224
Net Interest Income After Provision for Credit Losses	1,280	1,160	2,633	2,310
Noninterest Income
Commercial banking revenue	146	137	307	272
Wealth and asset management revenue	143	140	289	289
Service charges on deposits	144	154	281	306
Card and processing revenue	106	105	206	201
Mortgage banking net revenue	59	31	127	83
Leasing business revenue	47	56	104	118
Other noninterest income	74	85	97	138
Securities gains (losses), net	7	(32)	11	(47)
Securities losses, net – non-qualifying hedges on mortgage servicing rights	—	—	—	(1)
Total noninterest income	726	676	1,422	1,359
Noninterest Expense
Compensation and benefits	650	584	1,407	1,295
Technology and communications	114	98	232	199
Net occupancy expense	83	75	164	152
Equipment expense	36	36	73	72
Leasing business expense	31	31	65	63
Marketing expense	31	28	60	52
Card and processing expense	20	20	42	38
Other noninterest expense	266	240	519	463
Total noninterest expense	1,231	1,112	2,562	2,334
Income Before Income Taxes	775	724	1,493	1,335
Applicable income tax expense	174	162	334	279
Net Income	601	562	1,159	1,056
Dividends on preferred stock	39	36	62	56
Net Income Available to Common Shareholders	$562	526	1,097	1,000
Earnings per share - basic	$0.82	0.76	1.60	1.45
Earnings per share - diluted	$0.82	0.76	1.59	1.44
Average common shares outstanding - basic	684,028,603	689,018,541	684,023,063	688,282,355
Average common shares outstanding - diluted	686,385,938	694,804,715	687,967,395	695,519,583

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Net Income	$601	562	1,159	1,056
Other Comprehensive Income (Loss), Net of Tax:
Net unrealized losses on available-for-sale debt securities:
Unrealized holding losses arising during period	(633)	(1,506)	(33)	(3,435)
Reclassification adjustment for net gains included in net income	—	—	—	(2)
Net unrealized losses on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during period	(352)	2	(137)	(310)
Reclassification adjustment for net losses (gains) included in net income	63	(45)	113	(106)
Defined benefit pension plans, net:
Net actuarial loss arising during the year	—	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	1	2	1	3
Other comprehensive loss, net of tax	(921)	(1,548)	(56)	(3,851)
Comprehensive Income (Loss)	$(320)	(986)	1,103	(2,795)

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at March 31, 2022	$2,051	2,116	3,615	20,501	(1,096)	(7,010)	20,177
Net income				562			562
Other comprehensive loss, net of tax					(1,548)		(1,548)
Cash dividends declared:
Common stock ($0.30 per share)				(209)			(209)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($414.06 per share)				(8)			(8)
Series J ($261.40 per share)				(3)			(3)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			21			3	24
Balance at June 30, 2022	$2,051	2,116	3,636	20,818	(2,644)	(7,007)	18,970

Balance at March 31, 2023	$2,051	2,116	3,682	22,032	(4,245)	(7,272)	18,364
Net income				601			601
Other comprehensive loss, net of tax					(921)		(921)
Cash dividends declared:
Common stock ($0.33 per share)				(228)			(228)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($414.06 per share)				(8)			(8)
Series J ($523.71 per share)				(6)			(6)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			26			6	32
Balance at June 30, 2023	$2,051	2,116	3,708	22,366	(5,166)	(7,266)	17,809

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
Balance at December 31, 2021	$2,051	2,116	3,624	20,236	1,207	(7,024)	22,210
Net income				1,056			1,056
Other comprehensive loss, net of tax					(3,851)		(3,851)
Cash dividends declared:
Common stock ($0.60 per share)				(418)			(418)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($828.12 per share)				(15)			(15)
Series J ($470.87 per share)				(6)			(6)
Series K ($618.75 per share)				(6)			(6)
Series L ($562.50 per share)				(8)			(8)
Class B, Series A ($30.00 per share)				(6)			(6)
Impact of stock transactions under stock compensation plans, net			12			17	29
Balance at June 30, 2022	$2,051	2,116	3,636	20,818	(2,644)	(7,007)	18,970

Balance at December 31, 2022	$2,051	2,116	3,684	21,689	(5,110)	(7,103)	17,327
Impact of cumulative effect of change in accounting principle(a)				37			37
Balance at January 1, 2023	$2,051	2,116	3,684	21,726	(5,110)	(7,103)	17,364
Net income				1,159			1,159
Other comprehensive loss, net of tax					(56)		(56)
Cash dividends declared:
Common stock ($0.66 per share)				(457)			(457)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($828.12 per share)				(15)			(15)
Series J ($1,016.46 per share)				(12)			(12)
Series K ($618.75 per share)				(6)			(6)
Series L ($562.50 per share)				(8)			(8)
Class B, Series A ($30.00 per share)				(6)			(6)
Shares acquired for treasury						(201)	(201)
Impact of stock transactions under stock compensation plans, net			24			38	62
Balance at June 30, 2023	$2,051	2,116	3,708	22,366	(5,166)	(7,266)	17,809
(a)Related to the adoption of ASU 2022-02 as of January 1, 2023. Refer to Note 3 for additional information.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the six months ended June 30,
($ in millions)	2023	2022
Operating Activities
Net income	$1,159	1,056
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	341	224
Depreciation, amortization and accretion	232	218
Stock-based compensation expense	111	107
(Benefit from) provision for deferred income taxes	(127)	6
Securities (gains) losses, net	(11)	52
MSR fair value adjustment	40	(169)
Net gains on sales of loans and fair value adjustments on loans held for sale	(18)	(68)
Net gains on disposition and impairment of bank premises and equipment and operating lease equipment	(1)	(4)
Proceeds from sales of loans held for sale	2,557	6,463
Loans originated or purchased for sale, net of repayments	(2,289)	(5,022)
Dividends representing return on equity investments	26	17
Net change in:
Equity and trading debt securities	(121)	215
Other assets	82	357
Accrued taxes, interest and expenses and other liabilities	(180)	(807)
Net Cash Provided by Operating Activities	1,801	2,645
Investing Activities
Proceeds from sales:
AFS securities and other investments	2,469	3,259
Loans and leases	41	94
Bank premises and equipment	3	1
Proceeds from repayments / maturities of AFS and HTM securities and other investments	2,084	2,776
Purchases:
AFS securities and other investments	(3,167)	(25,335)
Bank premises and equipment	(248)	(143)
MSRs	(23)	(191)
Proceeds from settlement of BOLI	9	31
Proceeds from sales and dividends representing return of equity investments	60	45
Net cash received for divestitures	—	46
Net cash paid on acquisitions	—	(918)
Net change in:
Other short-term investments	(2,592)	27,156
Portfolio loans and leases	(630)	(6,155)
Operating lease equipment	32	(39)
Net Cash (Used in) Provided by Investing Activities	(1,962)	627
Financing Activities
Net change in deposits	438	(8,151)
Net change in other short-term borrowings and federal funds purchased	1,058	6,507
Dividends paid on common and preferred stock	(559)	(472)
Proceeds from issuance of long-term debt	35	1,007
Repayment of long-term debt	(1,433)	(1,642)
Repurchases of treasury stock and related forward contract	(200)	—
Other	(50)	(78)
Net Cash Used in Financing Activities	(711)	(2,829)
(Decrease) Increase in Cash and Due from Banks	(872)	443
Cash and Due from Banks at Beginning of Period	3,466	2,994
Cash and Due from Banks at End of Period	$2,594	3,437

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income and changes in equity for the three and six months ended June 30, 2023 and 2022 and the cash flows for the six months ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2022 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the six months ended June 30:

($ in millions)	2023	2022
Cash Payments:
Interest	$1,474	205
Income taxes	337	52

Transfers:
Portfolio loans and leases to loans and leases held for sale	$67	73
Loans and leases held for sale to portfolio loans and leases	5	403
Portfolio loans and leases to OREO	5	3
Bank premises and equipment to OREO	14	18

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$32	77
Net (reductions) additions to lease liabilities under finance leases	(1)	15

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standards Adopted in 2023
The Bancorp adopted the following new accounting standards during the six months ended June 30, 2023:

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

Significant Accounting Standards Issued but Not Yet Adopted
The following significant accounting standards were issued but not yet adopted by the Bancorp as of June 30, 2023:

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

Reference Rate Reform and LIBOR Transition
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in the ASU apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, which clarified that the optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting also apply to derivatives that are affected by the discounting transition. The expedients and exceptions provided by the amendments did not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity had elected certain optional expedients. Subsequently, in December 2022, the FASB issued ASU 2022-06 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in ASU 2020-04 (as amended) are effective for the Bancorp as of March 12, 2020 and may be applied through December 31, 2024. The Bancorp has utilized the optional expedients and exceptions in accounting for certain eligible contract modifications, existing hedging relationships and new hedging relationships as part of its LIBOR transition activities.

In March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law. The LIBOR Act offers a federal solution for transitioning legacy instruments that lack sufficient provisions addressing LIBOR’s cessation by outlining a uniform process to govern the transition from LIBOR to a replacement rate. The FRB issued final regulations to carry out the terms of the LIBOR Act, which became effective on February 27, 2023. Under the LIBOR Act and the related regulations, three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% was designated as the replacement reference rate for instruments that previously referenced three-month U.S. dollar LIBOR. As further discussed in Note 15 and Note 16, certain of the Bancorp’s long-term debt and preferred stock instruments have transitioned to new reference rates under these provisions.

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
•Commercial loans are placed on nonaccrual status when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due. Commercial loans where the principal or interest has been in default for a period of 90 days or more are generally maintained on nonaccrual status unless the loan is fully or partially guaranteed by a government agency or otherwise considered to be well-secured and in the process of collection.
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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
•Credit card loans that have been modified for a borrower experiencing financial difficulty are placed on nonaccrual status at the time of the modification. Subsequent to the modification, accounts are placed on nonaccrual status when required payments become past due 90 days or more in accordance with the modified terms.
•Indirect secured consumer loans and other consumer loans are generally placed on nonaccrual status when principal or interest becomes past due 90 days or more.
•Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower are placed on nonaccrual status and considered collateral-dependent loans at the time of discharge, regardless of the borrower’s payment history or capacity to repay in the future.

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

ALLL
The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio segment include commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
construction and commercial leasing. The residential mortgage portfolio segment is also considered a class. Classes within the consumer portfolio segment include home equity, indirect secured consumer, credit card and other consumer loans.

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

Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million on nonaccrual status are individually evaluated for an ALLL. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan or lease structure (including modifications, if any) and other factors when determining the amount of the ALLL. Other factors may include the borrower’s susceptibility to risks presented by the forecasted macroeconomic environment, the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. When loans and leases are individually evaluated, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan or lease given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for individually evaluated loans and leases that are collateral-dependent are measured based on the fair value of the underlying collateral, less expected costs to sell where applicable. Individually evaluated loans and leases that are not collateral-dependent are measured based on the observable market value of the loan or lease or the present value of expected cash flows, discounted at the loan’s effective interest rate. Specific allowances on individually evaluated commercial loans and leases are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

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

Expected credit losses are estimated on a collective basis for loans and leases that are not individually evaluated. For collectively evaluated loans and leases, the Bancorp uses models to forecast expected credit losses based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. The estimate of the expected balance at the time of default considers prepayments and, for loans with available credit, expected utilization rates. The Bancorp’s expected credit loss models were developed based on historical credit loss experience and observations of migration patterns for various credit risk characteristics (such as internal credit risk ratings, external credit ratings or scores, delinquency status, loan-to-value trends, etc.) over time, with those observations evaluated in the context of concurrent macroeconomic conditions. The Bancorp developed its models from historical observations capturing a full economic cycle when possible.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The Bancorp also considers qualitative factors in determining the ALLL. Qualitative factors are used to capture characteristics in the portfolio that impact expected credit losses but are not fully captured within the Bancorp’s expected credit loss models. These include adjustments for changes in policies or procedures in underwriting, monitoring or collections, lending and risk management personnel and results of internal audit and quality control reviews. These may also include adjustments, when deemed necessary, for specific idiosyncratic risks such as geopolitical events, natural disasters and their effects on regional borrowers, and changes in product structures. Qualitative factors may also be used to address the impacts of unforeseen events on key inputs and assumptions within the Bancorp’s expected credit loss models, such as the reasonable and supportable forecast period, changes to historical loss information or changes to the reversion period or methodology. When evaluating the adequacy of allowances, consideration is also given to regional geographic concentrations and the closely associated effect that changing economic conditions may have on the Bancorp’s customers.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
4. Investment Securities
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

June 30, 2023 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,924	—	(184)	2,740
Obligations of states and political subdivisions securities	2	—	—	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	11,959	—	(1,378)	10,581
Agency commercial mortgage-backed securities	29,125	3	(3,581)	25,547
Non-agency commercial mortgage-backed securities	5,027	—	(538)	4,489
Asset-backed securities and other debt securities	5,526	3	(395)	5,134
Other securities(a)	836	—	—	836
Total available-for-sale debt and other securities	$55,399	6	(6,076)	49,329
Held-to-maturity securities:
Asset-backed securities and other debt securities	$2	—	—	2
Total held-to-maturity securities	$2	—	—	2
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $339, $493 and $4, respectively, at June 30, 2023, that are carried at cost.

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

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	June 30, 2023	December 31, 2022
Trading debt securities	$1,139	414
Equity securities	331	317

The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $131 million at both June 30, 2023 and December 31, 2022 which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

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

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Available-for-sale debt and other securities:
Realized gains	$4	9	34	12
Realized losses	—	(9)	(30)	(9)
Impairment losses	(4)	—	(4)	—
Net realized gains on available-for-sale debt and other securities	$—	—	—	3
Trading debt securities:
Net realized losses	—	—	—	(1)
Net unrealized gains	2	—	2	11
Net trading debt securities gains	$2	—	2	10
Equity securities:
Net realized gains	1	—	2	1
Net unrealized gains (losses)	4	(32)	7	(62)
Net equity securities gains (losses)	$5	(32)	9	(61)
Total gains (losses) recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$7	(32)	11	(48)
(a)Excludes $1 of net securities losses and an immaterial amount of net securities gains for the three and six months ended June 30, 2023, respectively, and $1 and $4 of net securities losses for the three and six months ended June 30, 2022, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These losses and gains are included in commercial banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

The Bancorp recognized impairment losses on available-for-sale debt and other securities of $4 million during the second quarter of 2023. These losses were included in securities gains (losses), net, in the Condensed Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions where the Bancorp determined that recovery of the amortized cost basis of the securities was no longer probable.

At both June 30, 2023 and December 31, 2022, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during both the three and six months ended June 30, 2023 and 2022.

At June 30, 2023 and December 31, 2022, investment securities with a fair value of $22.9 billion and $11.0 billion, respectively, were pledged to secure borrowing capacity, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of June 30, 2023 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$142	141	—	—
Due after 1 year through 5 years	13,905	12,875	—	—
Due after 5 years through 10 years	30,307	26,677	—	—
Due after 10 years	10,209	8,800	2	2
Other securities	836	836	—	—
Total	$55,399	49,329	2	2
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

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
U.S. Treasury and federal agencies securities	$654	(24)	1,686	(160)	2,340	(184)
Agency residential mortgage-backed securities	2,728	(213)	7,853	(1,165)	10,581	(1,378)
Agency commercial mortgage-backed securities	10,132	(961)	15,171	(2,620)	25,303	(3,581)
Non-agency commercial mortgage-backed securities	529	(30)	3,845	(508)	4,374	(538)
Asset-backed securities and other debt securities	870	(45)	4,042	(350)	4,912	(395)
Total	$14,913	(1,273)	32,597	(4,803)	47,510	(6,076)
December 31, 2022
U.S. Treasury and federal agencies securities	$2,400	(188)	—	—	2,400	(188)
Obligations of states and political subdivisions securities	—	—	1	—	1	—
Agency residential mortgage-backed securities	10,078	(1,170)	938	(202)	11,016	(1,372)
Agency commercial mortgage-backed securities	22,083	(2,487)	3,697	(1,026)	25,780	(3,513)
Non-agency commercial mortgage-backed securities	3,621	(272)	1,059	(248)	4,680	(520)
Asset-backed securities and other debt securities	3,164	(178)	2,495	(275)	5,659	(453)
Total	$41,346	(4,295)	8,190	(1,751)	49,536	(6,046)

At June 30, 2023 and December 31, 2022, $41 million and $42 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	June 30, 2023	December 31, 2022
Loans and leases held for sale:
Commercial and industrial loans	$29	73
Commercial leases	3	—
Residential mortgage loans	728	934
Total loans and leases held for sale	$760	1,007
Portfolio loans and leases:
Commercial and industrial loans	$56,897	57,232
Commercial mortgage loans	11,310	11,020
Commercial construction loans	5,475	5,433
Commercial leases	2,670	2,704
Total commercial loans and leases	$76,352	76,389
Residential mortgage loans	$17,503	17,628
Home equity	3,911	4,039
Indirect secured consumer loans	16,097	16,552
Credit card	1,818	1,874
Other consumer loans	6,210	4,998
Total consumer loans	$45,539	45,091
Total portfolio loans and leases	$121,891	121,480

Portfolio loans and leases are recorded net of unearned income, which totaled $262 million and $238 million as of June 30, 2023 and December 31, 2022, respectively. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net discount of $226 million and net premium of $146 million as of June 30, 2023 and December 31, 2022, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $566 million and $518 million at June 30, 2023 and December 31, 2022, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $15.8 billion and $15.9 billion as of June 30, 2023 and December 31, 2022, respectively, pledged to the FHLB, and loans of $55.4 billion and $57.1 billion at June 30, 2023 and December 31, 2022, respectively, pledged to the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing(a)
($ in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Commercial and industrial loans	$56,926	57,305	6	11
Commercial mortgage loans	11,310	11,020	20	—
Commercial construction loans	5,475	5,433	—	—
Commercial leases	2,673	2,704	—	2
Residential mortgage loans	18,231	18,562	7	7
Home equity	3,911	4,039	1	1
Indirect secured consumer loans	16,097	16,552	—	—
Credit card	1,818	1,874	17	18
Other consumer loans	6,210	4,998	—	1
Total loans and leases	$122,651	122,487	51	40
Less: Loans and leases held for sale	760	1,007
Total portfolio loans and leases	$121,891	121,480
(a)Excludes government guaranteed residential mortgage loans.

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Commercial and industrial loans	$32	33	62	42
Commercial mortgage loans	—	—	—	(1)
Commercial construction loans	—	3	1	3
Residential mortgage loans	—	(1)	—	(1)
Home equity	1	—	—	(1)
Indirect secured consumer loans	16	5	29	13
Credit card	16	14	31	27
Other consumer loans	25	8	45	14
Total net charge-offs	$90	62	168	96

The following table presents the components of the net investment in portfolio leases as of:

($ in millions)(a)	June 30, 2023	December 31, 2022
Net investment in direct financing leases:
Lease payment receivable (present value)	$594	570
Unguaranteed residual assets (present value)	111	107
Net investment in sales-type leases:
Lease payment receivable (present value)	1,638	1,704
Unguaranteed residual assets (present value)	78	76
(a)Excludes $249 and $247 of leveraged leases at June 30, 2023 and December 31, 2022, respectively.

Interest income recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023 was $7 million and $13 million, respectively, for direct financing leases and $16 million and $31 million, respectively, for sales-type leases. For the three and six months ended June 30, 2022, interest income recognized was $7 million and $15 million, respectively, for direct financing leases and $12 million and $23 million, respectively, for sales-type leases.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents undiscounted cash flows for both direct financing and sales-type leases for the remainder of 2023 through 2028 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of June 30, 2023 ($ in millions)	Direct Financing Leases	Sales-Type Leases
Remainder of 2023	$110	250
2024	169	480
2025	124	419
2026	106	247
2027	66	185
2028	25	113
Thereafter	40	84
Total undiscounted cash flows	$640	1,778
Less: Difference between undiscounted cash flows and discounted cash flows	46	140
Present value of lease payments (recognized as lease receivables)	$594	1,638

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $19 million and $15 million at June 30, 2023 and December 31, 2022, respectively, to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the lease residual value. Refer to Note 6 for additional information on credit quality and the ALLL.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended June 30, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,143	185	887	2,215
Losses charged off(a)	(35)	(1)	(85)	(121)
Recoveries of losses previously charged off(a)	3	1	27	31
Provision for (benefit from) loan and lease losses	88	(12)	126	202
Balance, end of period	$1,199	173	955	2,327
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

For the six months ended June 30, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,127	245	822	2,194
Impact of adoption of ASU 2022-02	4	(36)	(17)	(49)
Losses charged off(a)	(69)	(2)	(160)	(231)
Recoveries of losses previously charged off(a)	6	2	55	63
Provision for (benefit from) loan and lease losses	131	(36)	255	350
Balance, end of period	$1,199	173	955	2,327
(a)The Bancorp recorded $17 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of June 30, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$117	1	6	124
Collectively evaluated	1,082	172	949	2,203
Total ALLL	$1,199	173	955	2,327
Portfolio loans and leases:(b)
Individually evaluated	$322	132	73	527
Collectively evaluated	76,030	17,247	27,963	121,240
Total portfolio loans and leases	$76,352	17,379	28,036	121,767
(a)Includes $2 related to commercial leveraged leases at June 30, 2023.
(b)Excludes $124 of residential mortgage loans measured at fair value and includes $249 of commercial leveraged leases, net of unearned income, at June 30, 2023.

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

To facilitate the monitoring of credit quality within the commercial portfolio segment, the Bancorp utilizes the following categories of credit ratings: pass, special mention, substandard, doubtful and loss. The five categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter.

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

The Bancorp assigns a substandard rating to loans and leases that are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. Substandard loans and leases have well-defined weaknesses or weaknesses that could jeopardize the orderly repayment of the debt. Loans and leases with this rating also are characterized by the distinct possibility that the Bancorp will sustain some loss if the deficiencies noted are not addressed and corrected.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost basis of the Bancorp’s commercial portfolio segment, by class and vintage, disaggregated by credit risk rating:

As of June 30, 2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial loans:
Pass	$1,355	4,066	2,310	769	350	521	43,756	—	53,127
Special mention	16	53	6	17	18	39	1,297	—	1,446
Substandard	104	156	64	205	58	107	1,630	—	2,324
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$1,475	4,275	2,380	991	426	667	46,683	—	56,897
Commercial mortgage owner-occupied loans:
Pass	$560	1,044	697	439	202	308	1,778	—	5,028
Special mention	27	7	20	3	1	11	22	—	91
Substandard	60	18	21	16	53	9	138	—	315
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner- occupied loans	$647	1,069	738	458	256	328	1,938	—	5,434
Commercial mortgage nonowner-occupied loans:
Pass	$349	1,004	335	421	352	315	2,638	—	5,414
Special mention	54	15	81	26	—	4	109	—	289
Substandard	27	29	8	18	1	17	73	—	173
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$430	1,048	424	465	353	336	2,820	—	5,876
Commercial construction loans:
Pass	$144	71	34	42	8	16	4,828	—	5,143
Special mention	—	—	—	—	—	—	126	—	126
Substandard	67	—	33	—	—	—	106	—	206
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$211	71	67	42	8	16	5,060	—	5,475
Commercial leases:
Pass	$334	460	567	242	170	785	—	—	2,558
Special mention	—	2	8	8	5	10	—	—	33
Substandard	10	11	14	3	3	38	—	—	79
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$344	473	589	253	178	833	—	—	2,670
Total commercial loans and leases:
Pass	$2,742	6,645	3,943	1,913	1,082	1,945	53,000	—	71,270
Special mention	97	77	115	54	24	64	1,554	—	1,985
Substandard	268	214	140	242	115	171	1,947	—	3,097
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	$3,107	6,936	4,198	2,209	1,221	2,180	56,501	—	76,352

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2022 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial loans:
Pass	$3,825	3,098	994	445	269	488	44,521	—	53,640
Special mention	65	24	15	36	10	24	1,221	—	1,395
Substandard	150	77	233	26	7	107	1,597	—	2,197
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$4,040	3,199	1,242	507	286	619	47,339	—	57,232
Commercial mortgage owner-occupied loans:
Pass	$1,177	826	522	257	160	264	1,624	—	4,830
Special mention	17	15	13	12	13	2	56	—	128
Substandard	51	14	20	73	11	25	106	—	300
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,245	855	555	342	184	291	1,786	—	5,258
Commercial mortgage nonowner-occupied loans:
Pass	$1,127	462	490	397	220	170	2,453	—	5,319
Special mention	1	84	26	—	—	23	88	—	222
Substandard	65	19	18	1	1	17	100	—	221
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$1,193	565	534	398	221	210	2,641	—	5,762
Commercial construction loans:
Pass	$82	31	93	8	35	7	4,684	—	4,940
Special mention	—	—	—	—	—	—	293	—	293
Substandard	53	—	—	—	—	2	145	—	200
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$135	31	93	8	35	9	5,122	—	5,433
Commercial leases:
Pass	$584	664	306	192	146	696	—	—	2,588
Special mention	—	4	2	4	7	19	—	—	36
Substandard	1	20	2	4	21	32	—	—	80
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$585	688	310	200	174	747	—	—	2,704
Total commercial loans and leases:
Pass	$6,795	5,081	2,405	1,299	830	1,625	53,282	—	71,317
Special mention	83	127	56	52	30	68	1,658	—	2,074
Substandard	320	130	273	104	40	183	1,948	—	2,998
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	$7,198	5,338	2,734	1,455	900	1,876	56,888	—	76,389

The following table summarizes the Bancorp’s gross charge-offs within the commercial portfolio segment, by class and vintage:

For the six months ended June 30, 2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Commercial loans and leases:
Commercial and industrial loans	$—	5	11	1	—	5	45	—	67
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	1	—	1
Commercial construction loans	—	—	—	—	—	—	1	—	1
Total commercial loans and leases	$—	5	11	1	—	5	47	—	69

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of June 30, 2023 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$56,748	79	70	149	56,897	6
Commercial mortgage owner-occupied loans	5,423	9	2	11	5,434	—
Commercial mortgage nonowner-occupied loans	5,835	21	20	41	5,876	20
Commercial construction loans	5,475	—	—	—	5,475	—
Commercial leases	2,654	15	1	16	2,670	—
Total portfolio commercial loans and leases	$76,135	124	93	217	76,352	26
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2022 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$57,092	98	42	140	57,232	11
Commercial mortgage owner-occupied loans	5,241	14	3	17	5,258	—
Commercial mortgage nonowner-occupied loans	5,756	6	—	6	5,762	—
Commercial construction loans	5,424	7	2	9	5,433	—
Commercial leases	2,698	4	2	6	2,704	2
Total portfolio commercial loans and leases	$76,211	129	49	178	76,389	13
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

As of June 30, 2023 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$631	3,202	5,231	2,840	998	4,317	—	—	17,219
30-89 days past due	—	2	3	4	—	10	—	—	19
90 days or more past due	—	1	1	—	—	5	—	—	7
Total performing	631	3,205	5,235	2,844	998	4,332	—	—	17,245
Nonperforming	—	4	4	5	4	117	—	—	134
Total residential mortgage loans(b)	$631	3,209	5,239	2,849	1,002	4,449	—	—	17,379
Home equity:
Performing:
Current	$35	44	3	6	13	102	3,596	26	3,825
30-89 days past due	—	—	—	—	—	1	23	—	24
90 days or more past due	—	—	—	—	—	1	—	—	1
Total performing	35	44	3	6	13	104	3,619	26	3,850
Nonperforming	—	—	—	—	—	7	53	1	61
Total home equity	$35	44	3	6	13	111	3,672	27	3,911
Indirect secured consumer loans:
Performing:
Current	$2,720	5,076	4,840	2,018	875	422	—	—	15,951
30-89 days past due	7	37	36	20	14	9	—	—	123
90 days or more past due	—	—	—	—	—	—	—	—	—
Total performing	2,727	5,113	4,876	2,038	889	431	—	—	16,074
Nonperforming	1	6	5	5	3	3	—	—	23
Total indirect secured consumer loans	$2,728	5,119	4,881	2,043	892	434	—	—	16,097
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,751	—	1,751
30-89 days past due	—	—	—	—	—	—	20	—	20
90 days or more past due	—	—	—	—	—	—	17	—	17
Total performing	—	—	—	—	—	—	1,788	—	1,788
Nonperforming	—	—	—	—	—	—	30	—	30
Total credit card	$—	—	—	—	—	—	1,818	—	1,818
Other consumer loans:
Performing:
Current	$1,580	2,898	360	179	98	122	870	36	6,143
30-89 days past due	6	17	3	2	2	1	2	1	34
90 days or more past due	—	—	—	—	—	—	—	—	—
Total performing	1,586	2,915	363	181	100	123	872	37	6,177
Nonperforming	1	25	3	1	1	1	1	—	33
Total other consumer loans	$1,587	2,940	366	182	101	124	873	37	6,210
Total residential mortgage and consumer loans:
Performing:
Current	$4,966	11,220	10,434	5,043	1,984	4,963	6,217	62	44,889
30-89 days past due	13	56	42	26	16	21	45	1	220
90 days or more past due	—	1	1	—	—	6	17	—	25
Total performing	4,979	11,277	10,477	5,069	2,000	4,990	6,279	63	45,134
Nonperforming	2	35	12	11	8	128	84	1	281
Total residential mortgage and consumer loans(b)	$4,981	11,312	10,489	5,080	2,008	5,118	6,363	64	45,415
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2023, $73 of these loans were 30-89 days past due and $169 were 90 days or more past due. The Bancorp recognized $1 of losses during both the three and six months ended June 30, 2023, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $124 of residential mortgage loans measured at fair value at June 30, 2023, including $3 of nonperforming loans.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the Bancorp’s gross charge-offs within the residential mortgage and consumer portfolio segments, by class and vintage:

For the six months ended June 30, 2023 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Residential mortgage loans	$—	—	—	—	—	2	—	—	2
Consumer loans:
Home equity	—	—	—	—	—	1	3	—	4
Indirect secured consumer loans	1	18	12	7	5	5	—	—	48
Credit cards	—	—	—	—	—	—	40	—	40
Other consumer loans	—	25	10	6	4	6	16	1	68
Total residential mortgage and consumer loans	$1	43	22	13	9	14	59	1	162

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	June 30, 2023	December 31, 2022
Commercial loans and leases:
Commercial and industrial loans	$252	433
Commercial mortgage owner-occupied loans	10	14
Commercial mortgage nonowner-occupied loans	2	27
Commercial construction loans	—	56
Commercial leases	—	1
Total commercial loans and leases	$264	531
Residential mortgage loans	132	57
Consumer loans:
Home equity	59	46
Indirect secured consumer loans	14	6
Total consumer loans	$73	52
Total portfolio loans and leases	$469	640

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	June 30, 2023			December 31, 2022
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$303	19	322	114	101	215
Commercial mortgage owner-occupied loans	10	10	20	9	7	16
Commercial mortgage nonowner-occupied loans	—	2	2	20	4	24
Commercial construction loans	—	—	—	6	2	8
Commercial leases	—	1	1	—	—	—
Total nonaccrual portfolio commercial loans and leases	$313	32	345	149	114	263
Residential mortgage loans	46	91	137	81	43	124
Consumer loans:
Home equity	21	40	61	45	22	67
Indirect secured consumer loans	21	2	23	26	3	29
Credit card	30	—	30	27	—	27
Other consumer loans	33	—	33	5	—	5
Total nonaccrual portfolio consumer loans	$105	42	147	103	25	128
Total nonaccrual portfolio loans and leases(a)(b)	$464	165	629	333	182	515
OREO and other repossessed property	—	32	32	—	24	24
Total nonperforming portfolio assets(a)(b)	$464	197	661	333	206	539
(a)Excludes $2 and an immaterial amount of nonaccrual loans held for sale as of both June 30, 2023 and December 31, 2022.
(b)Includes $18 and $15 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of June 30, 2023 and December 31, 2022, respectively.

The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the three and six months ended June 30, 2023 and 2022.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $159 million and $154 million as of June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023, portfolio loans with an amortized cost basis of $331 million and $444 million were modified during the three and six months ended June 30, 2023, respectively, for borrowers experiencing financial difficulty, as further discussed in the following sections. These modifications for the three and six months ended June 30, 2023 represented 0.27% and 0.36%, respectively, of total portfolio loans and leases as of June 30, 2023. These amounts excluded $9 million and $20 million of consumer and residential mortgage loans which have been granted a concession under provisions of the Federal Bankruptcy Act and are monitored separately from loans modified under the Bancorp’s loan modification programs for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the Bancorp had

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
commitments of $160 million to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the six months ended June 30, 2023.

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

The following tables present the amortized cost basis of the Bancorp’s commercial portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended June 30, 2023 ($ in millions)	Term Extension	Interest Rate Reduction	Term Extension and Interest Rate Reduction	Payment Deferral	Total	% of Total Class
Commercial and industrial loans	$163	—	—	7	170	0.30%
Commercial mortgage owner-occupied loans	40	—	—	—	40	0.74
Commercial mortgage nonowner-occupied loans	2	—	—	—	2	0.03
Commercial construction loans	70	—	—	—	70	1.28
Total commercial portfolio loans	$275	—	—	7	282	0.37%

For the six months ended June 30, 2023 ($ in millions)	Term Extension	Interest Rate Reduction	Term Extension and Interest Rate Reduction	Payment Deferral	Total	% of Total Class
Commercial and industrial loans	$183	1	—	7	191	0.34%
Commercial mortgage owner-occupied loans	40	—	—	—	40	0.74
Commercial mortgage nonowner-occupied loans	24	—	2	—	26	0.44
Commercial construction loans	101	—	—	—	101	1.84
Total commercial portfolio loans	$348	1	2	7	358	0.47%

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

The following tables present the amortized cost basis of the Bancorp’s residential mortgage loans that were modified for borrowers experiencing financial difficulty, by type of modification:

For the three months ended June 30, 2023 ($ in millions)	Total	% of Total Class
Payment delay	$6	0.03%
Term extension and payment delay	29	0.17
Term extension, interest rate reduction and payment delay	1	0.01
Total residential mortgage portfolio loans	$36	0.21%

For the six months ended June 30, 2023 ($ in millions)	Total	% of Total Class
Payment delay	$14	0.08%
Term extension and payment delay	42	0.24
Term extension, interest rate reduction and payment delay	3	0.02
Total residential mortgage portfolio loans	$59	0.34%

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp had $17 million of in-process modifications to residential mortgage loans outstanding as of June 30, 2023 which are excluded from the completed modification activity in the tables above. These in-process modifications will be reported as completed modifications once the borrower satisfies the applicable contingencies in the modification agreement and the loan is contractually modified to make the modified terms permanent.

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

The following tables present the amortized cost basis of the Bancorp’s consumer portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended June 30, 2023 ($ in millions)	Interest Rate Reduction	Payment Deferral	Term Extension and Payment Deferral	Term Extension, Interest Rate Reduction and Payment Deferral	Total	% of Total Class
Home equity	$—	—	1	2	3	0.08%
Credit card	8	—	—	—	8	0.44
Other consumer loans	—	2	—	—	2	0.03
Total consumer portfolio loans	$8	2	1	2	13	0.05%

For the six months ended June 30, 2023 ($ in millions)	Interest Rate Reduction	Payment Deferral	Term Extension and Payment Deferral	Term Extension, Interest Rate Reduction and Payment Deferral	Total	% of Total Class
Home equity	$1	—	2	4	7	0.18%
Credit card	17	—	—	—	17	0.94
Other consumer loans	—	3	—	—	3	0.05
Total consumer portfolio loans	$18	3	2	4	27	0.10%

Financial effects of loan modifications
The following tables present the financial effects of the Bancorp’s significant types of portfolio loan modifications to borrowers experiencing financial difficulty, by portfolio class:

For the three months ended June 30, 2023	Financial Effects
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions was 4 months and the amount of payment delays represented approximately 12% of the related loan balances.
Commercial mortgage owner-occupied loans	Weighted-average length of term extensions was 10 months.
Commercial mortgage nonowner-occupied loans	Weighted-average length of term extensions was 6 months.
Commercial construction loans	Weighted-average length of term extensions was 12 months.
Residential mortgage loans	Weighted-average length of term extensions was 139 months and the amount of payment delays represented approximately 17% of the related loan balances.
Consumer loans:
Home equity
Weighted-average length of term extensions was 25.5 years, the weighted-average interest rate reduction was from 8.7% to 6.6% and the amount of payment deferrals represented approximately 3% of the related loan balances.

Credit card	Weighted-average interest rate reduction was from 23.6% to 3.6%.
Other consumer loans	Amount of payment deferrals represented approximately 5% of the related loan balances.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For the six months ended June 30, 2023	Financial Effects
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions was 4 months and the amount of payment delays represented approximately 12% of the related loan balances.
Commercial mortgage owner-occupied loans	Weighted-average length of term extensions was 10 months.
Commercial mortgage nonowner-occupied loans	Weighted-average length of term extensions was 8 months and the weighted-average interest rate reduction was from 9.1% to 8.9%.
Commercial construction loans	Weighted-average length of term extensions was 12 months.
Residential mortgage loans	Weighted-average length of term extensions was 136 months and the amount of payment delays represented approximately 16% of the related loan balances.
Consumer loans:
Home equity
Weighted-average length of term extensions was 25.1 years, the weighted-average interest rate reduction was from 8.3% to 6.5% and the amount of payment deferrals represented approximately 5% of the related loan balances.

Credit card	Weighted-average interest rate reduction was from 23.4% to 3.7%.
Other consumer loans	Amount of payment deferrals represented approximately 5% of the related loan balances.

Credit quality of modified loans
The Bancorp closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following tables present the Bancorp’s portfolio loans that were modified to borrowers experiencing financial difficulty, by age and portfolio class:

For the three months ended June 30, 2023 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$170	—	—	170
Commercial mortgage owner-occupied loans	40	—	—	40
Commercial mortgage nonowner-occupied loans	2	—	—	2
Commercial construction loans	70	—	—	70
Residential mortgage loans	34	1	1	36
Consumer loans:
Home equity	3	—	—	3
Credit card(a)	5	2	1	8
Other consumer loans	2	—	—	2
Total portfolio loans	$326	3	2	331
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For the six months ended June 30, 2023 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$190	—	1	191
Commercial mortgage owner-occupied loans	40	—	—	40
Commercial mortgage nonowner-occupied loans	26	—	—	26
Commercial construction loans	101	—	—	101
Residential mortgage loans	56	2	1	59
Consumer loans:
Home equity	7	—	—	7
Credit card(a)	12	3	2	17
Other consumer loans	3	—	—	3
Total portfolio loans	$435	5	4	444
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

The Bancorp considers modifications to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms as subsequently defaulted. There was an immaterial amount of modifications to borrowers experiencing financial difficulty that subsequently defaulted during the three and six months ended June 30, 2023 and were modified on or after January 1, 2023.

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

The following table provides a summary of portfolio loans, by class, modified in a TDR by the Bancorp during the three months ended:

June 30, 2022 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis in Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	20	$74	—	—
Commercial mortgage owner-occupied loans	1	—	—	—
Commercial mortgage nonowner-occupied loans	3	23	—	—
Commercial construction loans	2	4	(3)	—
Residential mortgage loans	478	73	4	—
Consumer loans:
Home equity	72	3	(1)	—
Indirect secured consumer loans	777	14	1	—
Credit card	1,193	6	3	—
Total portfolio loans	2,546	$197	4	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides a summary of portfolio loans, by class, modified in a TDR by the Bancorp during the six months ended:

June 30, 2022 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis in Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	50	$165	13	—
Commercial mortgage owner-occupied loans	6	4	(1)	—
Commercial mortgage nonowner-occupied loans	3	23	—	—
Commercial construction loans	2	4	(3)	—
Residential mortgage loans	738	115	7	—
Consumer loans:
Home equity	124	10	(2)	—
Indirect secured consumer loans	2,051	41	1	—
Credit card	2,314	12	5	—
Total portfolio loans	5,288	$374	20	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

The Bancorp considered TDRs that became 90 days or more past due under the modified terms as subsequently defaulted. The following table provides a summary of TDRs that subsequently defaulted during the three months ended June 30, 2022 and were within 12 months of the restructuring date:

June 30, 2022 ($ in millions)(a)	Number of Contracts	Amortized Cost Basis
Commercial loans:
Commercial and industrial loans	1	$—
Commercial construction loans	1	2
Residential mortgage loans	77	10
Consumer loans:
Home equity	8	—
Indirect secured consumer loans	34	1
Credit card	67	—
Total portfolio loans	188	$13
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

The following table provides a summary of TDRs that subsequently defaulted during the six months ended June 30, 2022 and were within 12 months of the restructuring date:

June 30, 2022 ($ in millions)(a)	Number of Contracts	Amortized Cost Basis
Commercial loans:
Commercial and industrial loans	7	$—
Commercial construction loans	1	2
Residential mortgage loans	106	13
Consumer loans:
Home equity	15	1
Indirect secured consumer loans	59	1
Credit card	172	1
Total portfolio loans	360	$18
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of:

($ in millions)	June 30, 2023	December 31, 2022
Equipment	$2,506	2,492
Buildings(a)	1,729	1,699
Land and improvements(a)	633	640
Leasehold improvements	608	568
Construction in progress(a)	140	124
Bank premises and equipment held for sale:
Land and improvements	16	17
Buildings	6	7
Accumulated depreciation and amortization	(3,363)	(3,360)
Total bank premises and equipment	$2,275	2,187
(a)Buildings, land and improvements and construction in progress included $23 and $27 associated with parcels of undeveloped land intended for future branch expansion at June 30, 2023 and December 31, 2022, respectively.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service banking centers at certain locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. The Bancorp closed a total of 24 banking centers throughout its footprint during the six months ended June 30, 2023.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were immaterial and $1 million for the three months ended June 30, 2023 and 2022, respectively, and $1 million for both the six months ended June 30, 2023 and 2022. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

8. Operating Lease Equipment
Operating lease equipment was $537 million and $627 million at June 30, 2023 and December 31, 2022, respectively, net of accumulated depreciation of $357 million and $338 million at June 30, 2023 and December 31, 2022, respectively. The Bancorp recorded lease income of $35 million and $36 million relating to lease payments for operating leases in leasing business revenue in the Condensed Consolidated Statements of Income during the three months ended June 30, 2023 and 2022, respectively, and $72 million during both the six months ended June 30, 2023 and 2022. Depreciation expense related to operating lease equipment was $29 million and $30 million during the three months ended June 30, 2023 and 2022, respectively, and $60 million and $59 million during the six months ended June 30, 2023 and 2022, respectively. The Bancorp received payments of $77 million and $72 million related to operating leases during the six months ended June 30, 2023 and 2022, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized an immaterial amount of impairment losses during both the three months ended June 30, 2023 and 2022, and recognized an immaterial amount and $2 million of impairment losses during the six months ended June 30, 2023 and 2022, respectively, associated with operating lease assets. The recognized impairment losses were recorded in leasing business revenue in the Condensed Consolidated Statements of Income.

The following table presents future lease payments receivable from operating leases for the remainder of 2023 through 2028 and thereafter:

As of June 30, 2023 ($ in millions)	Undiscounted Cash Flows
Remainder of 2023	$65
2024	103
2025	78
2026	50
2027	25
2028	10
Thereafter	15
Total operating lease payments	$346

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

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	June 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Other assets	$506	508
Finance lease right-of-use assets	Bank premises and equipment	140	150
Total right-of-use assets(a)		$646	658
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$597	599
Finance lease liabilities	Long-term debt	147	156
Total lease liabilities		$744	755
(a)    Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $273 and $68, respectively, as of June 30, 2023, and $255 and $66, respectively, as of December 31, 2022.

The following table presents the components of lease costs:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
		2023	2022	2023	2022
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$5	5	10	9
Interest on lease liabilities	Interest on long-term debt	1	1	2	2
Total finance lease costs		$6	6	12	11
Operating lease cost	Net occupancy expense	$22	21	44	40
Short-term lease cost	Net occupancy expense	1	—	1	1
Variable lease cost	Net occupancy expense	7	7	14	14
Sublease income	Net occupancy expense	(1)	(1)	(1)	(1)
Total operating lease costs		$29	27	58	54
Total lease costs		$35	33	70	65

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized an immaterial amount and $1 million of impairment losses and termination charges for the ROU assets related to certain operating leases during the three months ended June 30, 2023 and 2022, respectively, and $1 million and $2 million during the six months ended June 30, 2023 and 2022, respectively. The recognized losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for the remainder of 2023 through 2028 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities:

As of June 30, 2023 ($ in millions)	Operating Leases	Finance Leases	Total
Remainder of 2023	$45	10	55
2024	89	21	110
2025	81	14	95
2026	73	9	82
2027	65	8	73
2028	57	8	65
Thereafter	329	119	448
Total undiscounted cash flows	$739	189	928
Less: Difference between undiscounted cash flows and discounted cash flows	142	42	184
Present value of lease liabilities	$597	147	744

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Operating leases	10.90	10.80
Finance leases	15.28	15.31
Weighted-average discount rate:
Operating leases	3.54%	3.35
Finance leases	3.02	2.94

The following table presents information related to lease transactions for the six months ended June 30:

($ in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$46	44
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	8	10

Gains on sale-leaseback transactions	1	4
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

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 30, 2023
Core deposit intangibles	$209	(174)	35
Developed technology	106	(25)	81
Customer relationships	30	(8)	22
Other	17	(9)	8
Total intangible assets	$362	(216)	146
As of December 31, 2022
Core deposit intangibles	$229	(182)	47
Developed technology	106	(17)	89
Customer relationships	30	(7)	23
Other	20	(10)	10
Total intangible assets	$385	(216)	169

As of June 30, 2023, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $10 million and $11 million for the three months ended June 30, 2023 and 2022, respectively, and $23 million for both the six months ended June 30, 2023 and 2022. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of June 30, 2023. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2023 through 2027 is as follows:

($ in millions)	Total
Remainder of 2023	$21
2024	35
2025	28
2026	22
2027	14

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to an automobile loan securitization and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets for the consolidated VIEs as of:

($ in millions)	June 30, 2023	December 31, 2022
Assets:
Other short-term investments	$1	17
Indirect secured consumer loans	—	141
Other consumer loans	42	44
ALLL	(1)	(2)
Other assets	—	2
Total assets	$42	202
Liabilities:
Other liabilities	$9	9
Long-term debt	37	118
Total liabilities	$46	127

As a result of a business acquisition in the second quarter of 2022, the Bancorp acquired interests in a previously completed securitization transaction in which solar loans were transferred to a bankruptcy remote trust which was deemed to be a VIE. Additionally, the Bancorp previously completed a securitization transaction in which the Bancorp transferred certain consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. In the first quarter of 2023, the Bancorp exercised its cleanup call option on the outstanding automobile securitization. The Bancorp acquired all remaining automobile loans plus accrued interest, and those proceeds were used by the trust to repay the outstanding securitized debt. In each of these securitization transactions, the primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide access to liquidity for originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp concluded that it is the primary beneficiary of the VIEs and has consolidated these VIEs. The assets of the VIEs are restricted to the settlement of the asset-backed securities and other obligations of the VIEs. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp.

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
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

June 30, 2023 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,937	696	1,937
Private equity investments	200	—	374
Loans provided to VIEs	4,267	—	6,251
Lease pool entities	50	—	50
Solar loan securitizations	8	—	8

December 31, 2022 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,856	653	1,856
Private equity investments	186	—	349
Loans provided to VIEs	4,374	—	6,438
Lease pool entities	61	—	61
Solar loan securitizations	10	—	10

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

At both June 30, 2023 and December 31, 2022, the Bancorp’s CDC investments included $1.6 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $688 million and $643 million at June 30, 2023 and December 31, 2022, respectively. The unfunded commitments as of June 30, 2023 are expected to be funded from 2023 to 2040.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income related to these investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2023	2022	2023	2022
Proportional amortization	Applicable income tax expense	$57	42	100	77
Tax credits and other benefits	Applicable income tax expense	(66)	(50)	(117)	(91)
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and six months ended June 30, 2023 and 2022.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented in previous tables. Also, at June 30, 2023 and December 31, 2022, the Bancorp’s unfunded commitment amounts to the private equity funds were $174 million and $163 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $8 million and $12 million during the three months ended June 30, 2023 and 2022, respectively, and $20 million and $21 million during the six months ended June 30, 2023 and 2022, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of June 30, 2023 and December 31, 2022, the Bancorp’s unfunded commitments to these entities were $2.0 billion and $2.1 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three and six months ended June 30, 2023 and 2022. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Residential mortgage loan sales(a)	$1,233	3,103	2,508	6,502

Origination fees and gains on loan sales	22	23	41	49
Gross mortgage servicing fees	80	81	161	149
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the six months ended June 30:

($ in millions)	2023	2022
Balance, beginning of period	$1,746	1,121
Servicing rights originated	35	101
Servicing rights purchased	23	191
Changes in fair value:
Due to changes in inputs or assumptions(a)	34	275
Other changes in fair value(b)	(74)	(106)
Balance, end of period	$1,764	1,582
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Securities losses, net – non-qualifying hedges on mortgage servicing rights	$—	—	—	(1)
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(56)	(103)	(35)	(284)
MSR fair value adjustment due to changes in inputs or assumptions(a)	53	84	34	275
(a)Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended June 30, 2023 and 2022 were as follows:

	June 30, 2023			June 30, 2022
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	6.8	12.0%	609	7.6	8.4%	795
Adjustable-rate	—	—	—	2.9	27.3	789

At June 30, 2023 and December 31, 2022, the Bancorp serviced $102.8 billion and $103.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the MSR portfolio was 3.65% and 3.59% at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)			Prepayment Speed Assumption				OAS Assumption
	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,759	9.0	5.2%	$(40)	(76)	(170)	628	$(46)	(89)
Adjustable-rate	5	5.3	20.3	(1)	(1)	(2)	1,204	—	—
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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral, typically in the form of cash or securities, to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of June 30, 2023 and December 31, 2022, the balance of collateral held by the Bancorp for derivative assets was $1.8 billion and $1.3 billion, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $908 million and $1.0 billion as of June 30, 2023 and December 31, 2022, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of June 30, 2023 and December 31, 2022, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $6 million and $9 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral, primarily in the form of cash or securities, to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of June 30, 2023 and December 31, 2022, the balance of collateral posted by the Bancorp for derivative liabilities was $857 million and $913 million, respectively. Additionally, as of June 30, 2023 and December 31, 2022, $1.4 billion and $1.0 billion, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both June 30, 2023 and December 31, 2022, the fair value of the additional collateral that could be required to be posted as a result of the credit risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
June 30, 2023 ($ in millions)	Notional Amount(d)	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$5,955	—	39
Total fair value hedges		—	39
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	3	—
Interest rate swaps related to C&I loans	9,000	2	10
Interest rate swaps related to C&I loans - forward starting(a)	17,500	—	3
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	—	11
Interest rate swaps related to commercial mortgage and commercial construction loans - forward starting(a)	8,000	1	3
Total cash flow hedges		6	27
Total derivatives designated as qualifying hedging instruments		6	66
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	4,350	49	12
Forward contracts related to residential mortgage loans held for sale(b)	1,002	5	—
Swap associated with the sale of Visa, Inc. Class B Shares	3,817	—	204
Foreign exchange contracts	178	—	3
Interest-only strips	45	1	—
Interest rate contracts for collateral management	30,000	10	11
Interest rate contracts for LIBOR transition	597	—	—
Total free-standing derivatives – risk management and other business purposes		65	230
Free-standing derivatives – customer accommodation:
Interest rate contracts(c)	114,891	1,272	1,675
Interest rate lock commitments	457	8	—
Commodity contracts	17,381	1,021	938
TBA securities	54	—	—
Foreign exchange contracts	29,323	561	515
Total free-standing derivatives – customer accommodation		2,862	3,128
Total derivatives not designated as qualifying hedging instruments		2,927	3,358
Total		$2,933	3,424
(a)Forward starting swaps will become effective on various dates between July 2023 and February 2025.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments.
(c)Derivative assets and liabilities are presented net of variation margin of $564 and $172, respectively.
(d)Includes replacement contracts of approximately $12.5 billion for cash flow hedges, $18.0 billion for interest rate contracts for collateral management and $18.0 billion for interest rate contracts for customer accommodation which were the result of certain central clearing parties replacing existing LIBOR-based contracts with multiple separate contracts as part of the LIBOR transition.

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

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate or to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate. Decisions to enter into these interest rate swaps are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of June 30, 2023, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of June 30, 2023 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

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

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2023	2022	2023	2022
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(131)	(111)	(39)	(263)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	131	111	42	263
Available-for-sale debt and other securities:
Change in fair value of interest rate swaps hedging available-for-sale debt and other securities	Interest on securities	—	—	—	8
Change in fair value of hedged available-for-sale debt and other securities attributable to the risk being hedged	Interest on securities	—	—	—	(8)

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	June 30, 2023	December 31, 2022
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$5,825	5,865
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	(106)	(64)
Available-for-sale debt and other securities:
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(12)	(14)

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of June 30, 2023, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of June 30, 2023, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 103 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of June 30, 2023 and December 31, 2022, respectively, $522 million and $498 million of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of June 30, 2023, $277 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to June 30, 2023.

During both the three and six months ended June 30, 2023 and 2022, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the pre-tax net (losses) gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Amount of pre-tax net (losses) gains recognized in OCI	$(454)	2	(177)	(405)
Amount of pre-tax net (losses) gains reclassified from OCI into net income	(81)	58	(146)	136

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

The net (losses) gains recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2023	2022	2023	2022
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$11	(31)	3	2
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(56)	(103)	(35)	(284)
Interest-only strips	Other noninterest income	(3)	—	(3)	—
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(3)	5	(3)	3
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(30)	(18)	(61)	(29)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The total notional amount of the risk participation agreements was $3.9 billion and $3.7 billion at June 30, 2023 and December 31, 2022, respectively, and the fair value was a liability of $8 million and $7 million at June 30, 2023 and December 31, 2022, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2023, the risk participation agreements had a weighted-average remaining life of 2.9 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2023	December 31, 2022
Pass	$3,767	3,597
Special mention	48	81
Substandard	72	32
Total	$3,887	3,710

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2023	2022	2023	2022
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$11	10	21	26
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	2	3	(2)	9
Interest rate lock commitments	Mortgage banking net revenue	13	11	26	11
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	11	9	21	18
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	(1)	(1)	(2)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	23	20	43	36
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	(4)	8	(8)	10
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	(2)	3	(2)

Offsetting Derivative Financial Instruments
The Bancorp’s derivative transactions are generally governed by ISDA Master Agreements and similar arrangements, which include provisions governing the setoff of assets and liabilities between the parties. When the Bancorp has more than one outstanding derivative

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
transaction with a single counterparty, the setoff provisions contained within these agreements generally allow the non-defaulting party the right to reduce its liability to the defaulting party by amounts eligible for setoff, including the collateral received as well as eligible offsetting transactions with that counterparty, irrespective of the currency, place of payment or booking office. The Bancorp’s policy is to present its derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis, even when provisions allowing for setoff are in place. However, for derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlements, the fair value of the respective derivative contracts is reported net of the variation margin payments.

Collateral amounts included in the tables below consist primarily of cash and highly rated government-backed securities and do not include variation margin payments for derivative contracts with legal rights of setoff for both periods shown.

The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of June 30, 2023
Derivative assets	$2,925	(964)	(1,235)	726
Derivative liabilities	3,424	(964)	(214)	2,246
As of December 31, 2022
Derivative assets	$3,171	(1,405)	(887)	879
Derivative liabilities	3,951	(1,405)	(406)	2,140
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
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	June 30, 2023	December 31, 2022
FHLB advances	$5,300	4,300
Securities sold under repurchase agreements	363	388
Derivative collateral	114	124
Other borrowed money	40	26
Total other short-term borrowings	$5,817	4,838

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both June 30, 2023 and December 31, 2022, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

As of June 30, 2023, other borrowed money included $14 million of obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp is required to recognize both the loan and the repurchase liability, regardless of the intent to repurchase the loans.

15. Long-Term Debt
In June 2023, the Bancorp announced that the outstanding floating-rate capital securities issued by First Charter Capital Trust I and II that use three-month U.S. dollar LIBOR as the reference rate will transition to a replacement reference rate after June 30, 2023. The replacement reference rate is three-month CME Term SOFR plus a tenor spread adjustment of 0.26161%. Dividends and interest will begin accruing based on the replacement reference rate on September 15, 2023 with the first payment date of SOFR-based interest occurring on December 15, 2023. First Charter Capital Trust I and II hold junior subordinated floating-rate debentures that are the obligation of the Bancorp’s direct nonbank subsidiary holding company. Likewise, those junior subordinated floating-rate debentures will undergo the same transition as the floating rate capital securities issued by First Charter Capital Trust I and II. Refer to Note 3 for additional information regarding this transition.

For further information on a subsequent event related to long-term debt, refer to Note 24 of the Notes to Condensed Consolidated Financial Statements.

16. Capital Actions

Changes in Terms of Preferred Stock Outstanding
In June 2023, the Bancorp announced that certain outstanding floating-rate or fixed-to-floating rate preferred stock represented by depositary shares (as well as the underlying preferred shares) issued by the Bancorp that use three-month U.S. dollar LIBOR as its reference rate will transition to a replacement reference rate after June 30, 2023. The replacement reference rate is three-month CME Term SOFR plus a tenor spread adjustment of 0.26161%. Refer to Note 3 for additional information regarding this transition.

The following table presents a summary of dividend and interest accrual and payment dates based on the replacement reference rate to be used after June 30, 2023:

Security Type	Date SOFR Rate Dividends/Interest Begins to Accrue(a)	First Payment Date of SOFR Rate Dividends/Interest
Depositary Shares Representing a 1/25th Ownership Interest in a Share of 5.10% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series H	September 30, 2023	December 31, 2023
Depositary Shares Representing a 1/1000th Ownership Interest in a Share of 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	December 31, 2023	March 31, 2024
Depositary Shares Representing a 1/25th Ownership Interest in a Share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J	September 30, 2023	December 31, 2023
(a)Using the SOFR rate in effect two business days prior.

Accelerated Share Repurchase Transaction
During the six months ended June 30, 2023, the Bancorp entered into and settled an accelerated share repurchase transaction. As part of the transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement was based generally on a

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreement. The accelerated share repurchase was treated as two separate transactions, (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transaction that was entered into and settled during the six months ended June 30, 2023:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
January 24, 2023	$200	4,911,875	678,121	5,589,996	March 6, 2023

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	June 30, 2023	December 31, 2022
Commitments to extend credit	$86,657	83,437
Letters of credit	2,130	2,009
Forward contracts related to residential mortgage loans held for sale	1,002	1,869
Capital commitments for private equity investments	174	163
Purchase obligations	91	113
Capital expenditures	95	94

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2023 and December 31, 2022, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $207 million and $216 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2023	December 31, 2022
Pass	$84,600	81,345
Special mention	882	976
Substandard	1,175	1,116
Total commitments to extend credit	$86,657	83,437

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of June 30, 2023:

($ in millions)
Less than 1 year(a)	$1,086
1 - 5 years(a)	1,041
Over 5 years	3
Total letters of credit	$2,130
(a)Includes $2 and $4 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both June 30, 2023 and December 31, 2022 and are considered guarantees in accordance with U.S. GAAP. Approximately 68% and 67% of the total standby letters of credit were collateralized as of June 30, 2023 and December 31, 2022, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $22 million at both June 30, 2023 and December 31, 2022. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2023	December 31, 2022
Pass	$1,922	1,827
Special mention	70	47
Substandard	138	135
Total letters of credit	$2,130	2,009

At June 30, 2023 and December 31, 2022, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of June 30, 2023 and December 31, 2022, total VRDNs, of which FTS was the remarketing agent for all, were $464 million and $423 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $97 million and $102 million of the VRDNs remarketed by FTS at June 30, 2023 and December 31, 2022, respectively. These letters of credit are included in the total letters of credit balance provided in the previous tables. The Bancorp held $2 million and $3 million of these VRDNs in its portfolio and classified them as trading debt securities at June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $8 million and $9 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of June 30, 2023 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $10 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

During both the three months ended June 30, 2023 and 2022, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $14 million and $15 million, respectively, in outstanding principal of loans to satisfy investor demands. For both the six months ended June 30, 2023 and 2022, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $32 million and $28 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended June 30, 2023 and 2022 were $24 million and $21 million, respectively. Total repurchase demand requests during the six months ended June 30, 2023 and 2022 were $60 million and $44 million, respectively. Total outstanding repurchase demand inventory was $15 million and $25 million at June 30, 2023 and December 31, 2022, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $10 million and $14 million at June 30, 2023 and December 31, 2022, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both June 30, 2023 and December 31, 2022.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through June 30, 2023, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $204 million at June 30, 2023 and $195 million at December 31, 2022. Refer to Note 13 and Note 22 for further information.

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

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12
Q4 2021	250	11
Q2 2022	600	25
Q4 2022	350	15
Q2 2023	500	(a)
(a)The Bancorp made a cash payment of $21 million to the swap counterparty on July 10, 2023 as a result of the Visa escrow funding in the second quarter of 2023.

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

Klopfenstein v. Fifth Third Bank
On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class action lawsuits were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorneys’ fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On May 28, 2019, the Sixth Circuit Court of Appeals reversed the dismissal of plaintiffs’ breach of contract claim and remanded for further proceedings. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $440 million, plus prejudgment interest. On March 26, 2021, the trial court granted plaintiffs’ motion for class certification. On March 29, 2023, the trial court issued an order granting summary judgement on plaintiffs’ TILA claim, with statutory damages capped at $2 million plus costs and attorney fees. Plaintiffs’ claim for breach of contract proceeded to trial beginning on April 17, 2023. On April 27, 2023, the jury returned a verdict in favor of the Bank, finding a breach of contract, but that the voluntary payment doctrine is a complete defense to the breach of contract claim. Both parties have filed post-trial motions related to the jury verdict, which are currently pending before the trial court.

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
On July 31, 2020, a putative shareholder class action lawsuit captioned Dr. Steven Fox, individually and on behalf of all others similarly situated v. Fifth Third Bancorp, et al., Case No. 2020CH05219 was filed on behalf of former shareholders of MB Financial, Inc. in the Cook County, Illinois Circuit Court. The suit brings claims for violation of Sections 11 and 12(a)(2) of the Securities Act of 1933, alleging that the Bancorp and certain of its officers and directors made material misstatements and omissions regarding an alleged improper cross-selling strategy in filings made in connection with the Bancorp’s merger with MB Financial, Inc. On March 19, 2021, the trial court denied the defendants’ motion to dismiss. On May 17, 2023, the court preliminarily approved the parties’ class settlement in the amount of $5.5 million. A final approval hearing is scheduled for September 14, 2023.

In addition, shareholder derivative lawsuits have been filed seeking monetary damages on behalf of the Bancorp alleging certain claims against various officers and directors relating to an alleged improper cross-selling strategy. Five lawsuits were consolidated into a single action pending in the U.S. District Court for the Northern District of Illinois captioned In re Fifth Third Bancorp Derivative Litigation, Case No. 1:20-cv-04115. On March 8, 2023, the district court granted the defendants’ motion to dismiss the amended complaint with prejudice. There was no appeal, so the case is terminated. Also separately filed in the Hamilton County, Ohio Court of Common Pleas is Sandys v. Carmichael, et al., Case No. A2004539 (filed December 28, 2020) and The City of Miami Firefighters’ and Police Officers’ Retirement Trust v. Carmichael, et al., Case No. A2200330 (filed January 27, 2022). On April 18, 2022, the Sandys shareholder voluntarily dismissed the lawsuit without prejudice. The case brought by The City of Miami Firefighters’ and Police Officers’ Retirement Trust is pending.

The Bancorp has also received several shareholder demands under Ohio Rev. Code § 1701.37(c) and lawsuits have been filed arising out of the same. Finally, the Bancorp has received shareholder demands that the Bancorp’s Board of Directors investigate and commence a civil action for failure to detect and/or prevent the alleged illegal cross-selling strategy.

Howards v. Fifth Third Bank
On March 8, 2018, Plaintiff Troy Howards filed a putative class action against Fifth Third Bank in the United States District Court for the Central District of California (Case No. 1:18-CV-869, S.D. OH 2018), alleging that Fifth Third improperly charged certain fees related to insufficient funds, customer overdrafts, and out-of-network ATM use. Venue was subsequently transferred to the United States District Court for the Southern District of Ohio. Plaintiff filed claims for breach of contract, breach of the implied covenant of good faith and fair dealing, for violation of the California Unfair Competition Law (Ca. Bus. & Prof. Code sec. 17200, et seq)., and the California Consumer Legal Remedies Act (Cal. Civ. Code sec. 1750 et seq.). Plaintiff seeks to represent putative nationwide classes and California classes of consumers allegedly charged improper repeated insufficient funds fees, improper overdraft fees, and fees for out-of-network ATM use from the beginning of the applicable statute of limitations to present. Plaintiff seeks damages of restitution and disgorgement in the amount of the allegedly unlawfully charged fees, damages proved at trial together with interest as allowed by applicable law. Fifth Third filed a motion to dismiss all claims. On February 6, 2023, the trial court issued an order dismissing the Plaintiff’s breach of contract claim with respect to out-of-network ATM fees and dismissing the two claims for violations of California consumer protection statutes. The Court denied Fifth Third’s motion to dismiss as it relates to the claims for breach of contract and breach of the implied covenant of good faith and fair dealing for certain customer overdrafts and insufficient funds fees. The case is in discovery, and no trial date has been set.

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

Governmental Investigations and Proceedings
The Bancorp and/or its affiliates are or may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, including but not limited to the FRB, OCC, CFPB, SEC, FINRA, U.S. Department of Justice, etc., as well as state and other governmental authorities and self-regulatory bodies regarding their respective businesses. For example, the Bancorp’s broker-dealer and investment advisory subsidiaries are cooperating with an investigation by the SEC regarding compliance with certain record-keeping requirements for business-related electronic communications on unapproved channels and are currently engaged in settlement negotiations, the results of which the Bancorp anticipates will not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements. The Commodity Futures Trading Commission (“CFTC”) is conducting a similar investigation into the Bancorp’s provisionally registered swap dealer. The SEC and CFTC are also conducting similar investigations of record-keeping practices at other financial institutions. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences or reputational harm to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement. Additionally, in some cases, regulatory authorities may take supervisory actions that are considered to be confidential supervisory information which may not be publicly disclosed.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $78 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

19. Income Taxes
The applicable income tax expense was $174 million and $162 million for the three months ended June 30, 2023 and 2022, respectively, and $334 million and $279 million for the six months ended June 30, 2023 and 2022 respectively. The effective tax rates for the three months ended June 30, 2023 and 2022 were 22.5% and 22.4%, respectively, and 22.4% and 20.9% for the six months ended June 30, 2023 and 2022, respectively.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
20. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
June 30, 2023 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(831)	198	(633)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	(831)	198	(633)	(3,989)	(633)	(4,622)

Unrealized holding losses on cash flow hedge derivatives arising during period	(454)	102	(352)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	81	(18)	63
Net unrealized losses on cash flow hedge derivatives	(373)	84	(289)	(233)	(289)	(522)

Net actuarial loss arising during the year	—	—	—
Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(19)	1	(18)

Other	—	—	—	(4)	—	(4)
Total	$(1,203)	282	(921)	(4,245)	(921)	(5,166)

	Total OCI			Total AOCI
June 30, 2022 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(1,964)	458	(1,506)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	(1,964)	458	(1,506)	(1,040)	(1,506)	(2,546)

Unrealized holding gains on cash flow hedge derivatives arising during period	2	—	2
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(58)	13	(45)
Net unrealized losses on cash flow hedge derivatives	(56)	13	(43)	(20)	(43)	(63)

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	2	—	2
Defined benefit pension plans, net	1	—	1	(32)	1	(31)

Other	—	—	—	(4)	—	(4)
Total	$(2,019)	471	(1,548)	(1,096)	(1,548)	(2,644)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The tables below present the activity of the components of OCI and AOCI for the six months ended:

	Total OCI			Total AOCI
June 30, 2023 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(43)	10	(33)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	(43)	10	(33)	(4,589)	(33)	(4,622)

Unrealized holding losses on cash flow hedge derivatives arising during period	(177)	40	(137)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	146	(33)	113
Net unrealized losses on cash flow hedge derivatives	(31)	7	(24)	(498)	(24)	(522)

Net actuarial loss arising during the year	—	—	—
Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(19)	1	(18)

Other	—	—	—	(4)	—	(4)
Total	$(73)	17	(56)	(5,110)	(56)	(5,166)

	Total OCI			Total AOCI
June 30, 2022 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(4,469)	1,034	(3,435)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(3)	1	(2)
Net unrealized losses on available-for-sale debt securities	(4,472)	1,035	(3,437)	891	(3,437)	(2,546)

Unrealized holding losses on cash flow hedge derivatives arising during period	(405)	95	(310)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(136)	30	(106)
Net unrealized losses on cash flow hedge derivatives	(541)	125	(416)	353	(416)	(63)

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	3	—	3
Defined benefit pension plans, net	2	—	2	(33)	2	(31)

Other	—	—	—	(4)	—	(4)
Total	$(5,011)	1,160	(3,851)	1,207	(3,851)	(2,644)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2023	2022	2023	2022
Net unrealized losses on available-for-sale debt securities:(a)
Net gains included in net income	Securities gains (losses), net	$—	—	—	3
	Income before income taxes	—	—	—	3
	Applicable income tax expense	—	—	—	(1)
	Net income	—	—	—	2
Net unrealized losses on cash flow hedge derivatives:(a)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	(81)	58	(146)	136
	Income before income taxes	(81)	58	(146)	136
	Applicable income tax expense	18	(13)	33	(30)
	Net income	(63)	45	(113)	106
Net periodic benefit costs:(a)
Amortization of net actuarial loss	Compensation and benefits(b)	(1)	(1)	(1)	(2)
Settlements	Compensation and benefits(b)	—	(1)	—	(1)
	Income before income taxes	(1)	(2)	(1)	(3)
	Applicable income tax expense	—	—	—	—
	Net income	(1)	(2)	(1)	(3)

Total reclassifications for the period	Net income	$(64)	43	(114)	105
(a)Amounts in parentheses indicate reductions to net income.
(b)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 22 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022 for further information.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
21. Earnings Per Share
The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2023			2022
For the three months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$562			$526
Less: Income allocated to participating securities	—			1
Net income allocated to common shareholders	$562	684	$0.82	$525	689	$0.76
Earnings Per Diluted Share:
Net income available to common shareholders	$562			$526
Effect of dilutive securities:
Stock-based awards	—	2		—	6
Net income available to common shareholders plus assumed conversions	$562			$526
Less: Income allocated to participating securities	—			1
Net income allocated to common shareholders plus assumed conversions	$562	686	$0.82	$525	695	$0.76

	2023			2022
For the six months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$1,097			$1,000
Less: Income allocated to participating securities	—			1
Net income allocated to common shareholders	$1,097	684	$1.60	$999	688	$1.45
Earnings Per Diluted Share:
Net income available to common shareholders	$1,097			$1,000
Effect of dilutive securities:
Stock-based awards	—	4		—	8
Net income available to common shareholders plus assumed conversions	$1,097			$1,000
Less: Income allocated to participating securities	—			1
Net income allocated to common shareholders plus assumed conversions	$1,097	688	$1.59	$999	696	$1.44

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three and six months ended June 30, 2023 excludes 9 million and 6 million shares, respectively, of stock-based awards because their inclusion would have been anti-dilutive. The diluted earnings per share computation for the three and six months ended June 30, 2022 excludes 3 million and 2 million shares, respectively, of stock-based awards because their inclusion would have been anti-dilutive.

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

	Fair Value Measurements Using
June 30, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,740	—	—	2,740
Obligations of states and political subdivisions securities	—	2	—	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	10,581	—	10,581
Agency commercial mortgage-backed securities	—	25,547	—	25,547
Non-agency commercial mortgage-backed securities	—	4,489	—	4,489
Asset-backed securities and other debt securities	—	5,134	—	5,134
Available-for-sale debt and other securities(a)	2,740	45,753	—	48,493
Trading debt securities:
U.S. Treasury and federal agencies securities	628	23	—	651
Obligations of states and political subdivisions securities	—	69	—	69
Agency residential mortgage-backed securities	—	9	—	9
Asset-backed securities and other debt securities	—	410	—	410
Trading debt securities	628	511	—	1,139
Equity securities	319	12	—	331
Residential mortgage loans held for sale	—	596	—	596
Residential mortgage loans(b)	—	—	124	124
Servicing rights	—	—	1,764	1,764
Derivative assets:
Interest rate contracts	8	1,333	10	1,351
Foreign exchange contracts	—	561	—	561
Commodity contracts	134	887	—	1,021
Derivative assets(c)	142	2,781	10	2,933
Total assets	$3,829	49,653	1,898	55,380
Liabilities:
Derivative liabilities:
Interest rate contracts	$—	1,756	8	1,764
Foreign exchange contracts	—	518	—	518
Equity contracts	—	—	204	204
Commodity contracts	34	904	—	938
Derivative liabilities(d)	34	3,178	212	3,424
Short positions:
U.S. Treasury and federal agencies securities	83	—	—	83
Asset-backed securities and other debt securities	—	110	—	110
Short positions(d)	83	110	—	193
Total liabilities	$117	3,288	212	3,617
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $339, $493 and $4, respectively, at June 30, 2023.
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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At June 30, 2023 and December 31, 2022, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the Bancorp’s IRLCs at June 30, 2023 was $8 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $3 million and $6 million, respectively. Immediate increases in current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $3 million and $7 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2023 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$128	1,725	3	(192)	1,664
Total (losses) gains (realized/unrealized):(b)
Included in earnings	(1)	13	11	(30)	(7)
Purchases/originations	—	26	—	—	26
Settlements	(3)	—	(12)	18	3
Transfers into Level 3(c)	—	—	—	—	—
Balance, end of period	$124	1,764	2	(204)	1,686
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2023	$(1)	33	6	(30)	8
(a)Net interest rate derivatives include derivative assets and liabilities of $10 and $8, respectively, as of June 30, 2023.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2023.
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
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2022.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2023 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$123	1,746	(1)	(195)	1,673
Total (losses) gains (realized/unrealized):(b)
Included in earnings	1	(40)	25	(61)	(75)
Purchases/originations	—	58	(2)	—	56
Settlements	(5)	—	(20)	52	27
Transfers into Level 3(c)	5	—	—	—	5
Balance, end of period	$124	1,764	2	(204)	1,686
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2023	$1	(3)	6	(61)	(57)
(a)Net interest rate derivatives include derivative assets and liabilities of $10 and $8, respectively, as of June 30, 2023.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2023.
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

The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Mortgage banking net revenue	$22	36	(16)	167
Commercial banking revenue	1	1	2	2
Other noninterest income	(30)	(18)	(61)	(29)
Total (losses) gains	$(7)	19	(75)	140

The total losses and gains included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2023 and 2022 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022
Mortgage banking net revenue	$37	69	2	265
Commercial banking revenue	1	1	2	2
Other noninterest income	(30)	(18)	(61)	(29)
Total (losses) gains	$8	52	(57)	238

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present information as of June 30, 2023 and 2022 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of June 30, 2023 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$124	Loss rate model	Interest rate risk factor	(23.5)	-	5.5%		(11.8)%	(a)
			Credit risk factor	—	-	1.1%		0.2%	(a)
							(Fixed)	5.2%	(b)
Servicing rights	1,764	DCF	Prepayment speed	—	-	100.0%	(Adjustable)	20.3%	(b)
							(Fixed)	628	(b)
			OAS (bps)	477	-	1,447	(Adjustable)	1,204	(b)
IRLCs, net	8	DCF	Loan closing rates	30.2	-	97.5%		82.9%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(204)	DCF	Timing of the resolution of the Covered Litigation	Q3 2024	-	Q1 2027	Q3 2025		(d)
(a)Unobservable inputs were weighted by the relative carrying value of the instruments.
(b)Unobservable inputs were weighted by the relative unpaid principal balance of the instruments.
(c)Unobservable inputs were weighted by the relative notional amount of the instruments.
(d)Unobservable inputs were weighted by the probability of the final funding date of the instruments.

As of June 30, 2022 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$133	Loss rate model	Interest rate risk factor	(19.2)	-	4.4%		(8.3)%	(a)
			Credit risk factor	—	-	23.3%		0.2%	(a)
							(Fixed)	5.3%	(b)
Servicing rights	1,582	DCF	Prepayment speed	—	-	100.0%	(Adjustable)	20.3%	(b)
							(Fixed)	796	(b)
			OAS (bps)	615	-	1,513	(Adjustable)	1,204	(b)
IRLCs, net	11	DCF	Loan closing rates	34.5	-	98.5%		86.9%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(199)	DCF	Timing of the resolution of the Covered Litigation	Q3 2023	-	Q3 2026	Q4 2024		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of June 30, 2023 and 2022, and for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2023 and 2022, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total Losses
As of June 30, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2023	For the six months ended June 30, 2023
Commercial loans held for sale	$—	—	7	7	—	—
Commercial loans and leases	—	—	171	171	(21)	(97)
Consumer and residential mortgage loans	—	—	193	193	(6)	(8)
OREO	—	—	5	5	(1)	(1)
Bank premises and equipment	—	—	4	4	—	(1)
Private equity investments	—	—	—	—	(1)	(2)
Total	$—	—	380	380	(29)	(109)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of June 30, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Commercial loans and leases	—	—	180	180	(15)	(47)
Consumer and residential mortgage loans	—	—	115	115	—	—
OREO	—	—	2	2	—	1
Bank premises and equipment	—	—	2	2	(1)	(1)
Operating lease equipment	—	—	5	5	—	(2)
Private equity investments	—	9	—	9	(1)	(7)
Total	$—	9	304	313	(17)	(56)

The following tables present information as of June 30, 2023 and 2022 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of June 30, 2023 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$7	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	171	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	193	Appraised value	Collateral value	NM	NM
OREO	5	Appraised value	Appraised value	NM	NM
Bank premises and equipment	4	Appraised value	Appraised value	NM	NM
Private equity investments	—	Comparable company analysis	Market comparable transactions	NM	NM

As of June 30, 2022 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$180	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	115	Appraised value	Collateral value	NM	NM
OREO	2	Appraised value	Appraised value	NM	NM
Bank premises and equipment	2	Appraised value	Appraised value	NM	NM
Operating lease equipment	5	Appraised value	Appraised value	NM	NM

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the three and six months ended June 30, 2023 and 2022. These valuations were based on appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised values of the assets (Level 3 of the valuation hierarchy).

Portfolio loans and leases
During the three and six months ended June 30, 2023 and 2022, the Bancorp recorded nonrecurring adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the amortized cost basis of the loan or lease exceeds the estimated net realizable value of the collateral, then an ALLL is recognized, or a charge-off once the remaining amount is considered uncollectible.

OREO
During the three and six months ended June 30, 2023 and 2022, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses include an immaterial amount in losses recorded as charge-offs on new OREO properties transferred from loans during the three and six months ended June 30, 2023 and 2022. These losses also included $1 million recorded as negative fair value adjustments for both the three and six months ended June 30, 2023, respectively and an immaterial amount recorded as negative fair value adjustments and $1 million recorded as positive fair value adjustments for properties subsequent to their transfer into OREO for the three and six months ended June 30, 2022, respectively. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp did not recognize gains during the three and six months ended June 30, 2023 and recognized gains of an immaterial amount and $4 million during the three and six months ended June 30, 2022, respectively, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of June 30, 2023 includes a cumulative $40 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairment charges of $1 million and $2 million for the three and six months ended June 30, 2023, respectively, and $1 million and $11 million for the three and six months ended June 30, 2022, respectively. The carrying value of the Bancorp’s private equity investments still held as of June 30, 2023 includes a cumulative $31 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fair value changes recognized in earnings for residential mortgage loans held at June 30, 2023 and 2022 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included losses of $13 million and $9 million, respectively. These losses are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount and $1 million at June 30, 2023 and December 31, 2022, respectively. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

June 30, 2023 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$720	733	(13)
Nonaccrual loans	3	3	—
December 31, 2022
Residential mortgage loans measured at fair value	$723	733	(10)
Past due loans of 30-89 days or more	1	1	—
Nonaccrual loans	2	2	—

The Bancorp may invest in certain hybrid financial instruments with embedded derivatives that are not clearly and closely related to the host contracts. The Bancorp elected to measure the entire instrument at fair value with changes in fair value recognized in earnings. The Bancorp did not hold these investments as of June 30, 2023 and December 31, 2022. Fair value changes recognized in earnings included gains of zero for both the three and six months ended June 30, 2023 and gains of zero and $11 million for the three and six months ended June 30, 2022, respectively, reported in securities gains (losses), net in the Condensed Consolidated Statements of Income.

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of June 30, 2023 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,594	2,594	—	—	2,594
Other short-term investments	10,943	10,943	—	—	10,943
Other securities	836	—	836	—	836
Held-to-maturity securities	2	—	—	2	2
Loans and leases held for sale	164	—	—	167	167
Portfolio loans and leases:
Commercial loans and leases	75,153	—	—	75,176	75,176
Consumer and residential mortgage loans	44,287	—	—	41,085	41,085
Total portfolio loans and leases, net	$119,440	—	—	116,261	116,261
Financial liabilities:
Deposits	$164,128	—	164,047	—	164,047
Federal funds purchased	163	163	—	—	163
Other short-term borrowings	5,817	—	5,813	—	5,813
Long-term debt	12,384	11,467	408	—	11,875

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2022 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,466	3,466	—	—	3,466
Other short-term investments	8,351	8,351	—	—	8,351
Other securities	874	—	874	—	874
Held-to-maturity securities	5	—	—	5	5
Loans and leases held for sale	407	—	—	414	414
Portfolio loans and leases:
Commercial loans and leases	75,262	—	—	75,104	75,104
Consumer and residential mortgage loans	43,901	—	—	42,193	42,193
Total portfolio loans and leases, net	$119,163	—	—	117,297	117,297
Financial liabilities:
Deposits	$163,690	—	163,634	—	163,634
Federal funds purchased	180	180	—	—	180
Other short-term borrowings	4,838	—	4,829	—	4,829
Long-term debt	13,778	13,218	411	—	13,629

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the three months ended:

June 30, 2023 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,021	1,370	95	(1,029)		—		1,457
Provision for (benefit from) credit losses	(9)	65	—	121		—		177
Net interest income after provision for (benefit from) credit losses	$1,030	1,305	95	(1,150)		—		1,280
Noninterest income:
Commercial banking revenue	$147	1	—	(2)		—		146
Wealth and asset management revenue	—	52	135	2		(46)	(a)	143
Service charges on deposits	92	53	—	(1)		—		144
Card and processing revenue	23	79	1	3		—		106
Mortgage banking net revenue	—	59	—	—		—		59
Leasing business revenue	47	—	—	—		—		47
Other noninterest income	28	27	1	18		—		74
Securities gains (losses), net	(1)	—	—	8		—		7
Securities losses, net – non-qualifying hedges on MSRs	—	—	—	—		—		—
Total noninterest income	$336	271	137	28		(46)		726
Noninterest expense:
Compensation and benefits	$153	222	55	220		—		650
Technology and communications	3	6	—	105		—		114
Net occupancy expense	10	52	3	18		—		83
Equipment expense	7	10	—	19		—		36
Leasing business expense	31	—	—	—		—		31
Marketing expense	1	18	—	12		—		31
Card and processing expense	2	19	—	(1)		—		20
Other noninterest expense	279	305	81	(353)		(46)		266
Total noninterest expense	$486	632	139	20		(46)		1,231
Income (loss) before income taxes	$880	944	93	(1,142)		—		775
Applicable income tax expense (benefit)	169	198	20	(213)		—		174
Net income (loss)	$711	746	73	(929)		—		601
Total goodwill	$2,324	2,369	226	—		—		4,919
Total assets	$83,238	85,755	10,691	27,592	(b)	—		207,276
(a)Revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes bank premises and equipment of $22 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2022 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$553	631	53	102		—		1,339
Provision for credit losses	80	29	—	70		—		179
Net interest income after provision for credit losses	$473	602	53	32		—		1,160
Noninterest income:
Commercial banking revenue	$137	1	—	(1)		—		137
Wealth and asset management revenue	1	51	132	—		(44)	(a)	140
Service charges on deposits	97	57	—	—		—		154
Card and processing revenue	22	79	1	3		—		105
Mortgage banking net revenue	—	31	—	—		—		31
Leasing business revenue	56	—	—	—		—		56
Other noninterest income(b)	43	22	(1)	21		—		85
Securities losses, net	—	—	—	(32)		—		(32)
Securities losses, net – non-qualifying hedges on MSRs	—	—	—	—		—		—
Total noninterest income	$356	241	132	(9)		(44)		676
Noninterest expense:
Compensation and benefits	$153	207	56	168		—		584
Technology and communications	2	5	—	91		—		98
Net occupancy expense(d)	10	50	3	12		—		75
Equipment expense	7	10	—	19		—		36
Leasing business expense	31	—	—	—		—		31
Marketing expense	1	13	—	14		—		28
Card and processing expense	3	18	—	(1)		—		20
Other noninterest expense	235	277	78	(306)		(44)		240
Total noninterest expense	$442	580	137	(3)		(44)		1,112
Income before income taxes	$387	263	48	26		—		724
Applicable income tax expense	70	55	10	27		—		162
Net income (loss)	$317	208	38	(1)		—		562
Total goodwill	$1,946	2,302	226	452	(e)	—		4,926
Total assets	$82,058	85,424	13,062	26,238	(c)	—		206,782
(a)Revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $1 for bank premises and equipment recorded in Consumer and Small Business Banking. For more information, refer to Note 7 and Note 22.
(c)Includes bank premises and equipment of $24 classified as held for sale. For more information, refer to Note 7.
(d)Includes impairment losses and termination charges of $1 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(e)Due to the timing of a business acquisition, the Bancorp was in the process of completing its analysis of the allocation of the goodwill across its business segments, therefore goodwill was presented as part of General Corporate and Other as of June 30, 2022.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the six months ended:

June 30, 2023 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,997	2,628	196	(1,847)		—		2,974
Provision for credit losses	37	116	—	188		—		341
Net interest income after provision for credit losses	1,960	2,512	196	(2,035)		—		2,633
Noninterest income:
Commercial banking revenue	305	2	—	—		—		307
Wealth and asset management revenue	1	106	274	—		(92)	(a)	289
Service charges on deposits	180	103	—	(2)		—		281
Card and processing revenue	45	155	1	5		—		206
Mortgage banking net revenue	—	127	—	—		—		127
Leasing business revenue	104	—	—	—		—		104
Other noninterest income(b)	44	52	—	1		—		97
Securities gains (losses), net	(8)	—	—	19		—		11
Securities losses, net – non-qualifying hedges on MSRs	—	—	—	—		—		—
Total noninterest income	671	545	275	23		(92)		1,422
Noninterest expense:
Compensation and benefits	343	446	116	502		—		1,407
Technology and communications	5	13	—	214		—		232
Net occupancy expense(d)	20	104	6	34		—		164
Equipment expense	14	21	—	38		—		73
Leasing business expense	65	—	—	—		—		65
Marketing expense	1	35	1	23		—		60
Card and processing expense	5	38	—	(1)		—		42
Other noninterest expense	583	619	163	(754)		(92)		519
Total noninterest expense	1,036	1,276	286	56		(92)		2,562
Income (loss) before income taxes	1,595	1,781	185	(2,068)		—		1,493
Applicable income tax expense (benefit)	305	373	39	(383)		—		334
Net income (loss)	1,290	1,408	146	(1,685)		—		1,159
Total goodwill	$2,324	2,369	226	—		—		4,919
Total assets	$83,238	85,755	10,691	27,592	(c)	—		207,276
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $1 for bank premises and equipment recorded in Consumer and Small Business Banking. For more information, refer to Note 7 and Note 22.
(c)Includes bank premises and equipment of $22 classified as held for sale. For more information, refer to Note 7.
(d)Includes impairment losses and termination charges of $1 for ROU assets related to certain operating leases. For more information, refer to Note 9.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2022 ($ in millions)	Commercial Banking		Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,076		1,148	88	222		—		2,534
Provision for credit losses	46		59	—	119		—		224
Net interest income after provision for credit losses	1,030		1,089	88	103		—		2,310
Noninterest income:
Commercial banking revenue	272		1	—	(1)		—		272
Wealth and asset management revenue	1		102	274	—		(88)	(a)	289
Service charges on deposits	196		111	—	(1)		—		306
Card and processing revenue	43		152	1	5		—		201
Mortgage banking net revenue	—		82	1	—		—		83
Leasing business revenue	118	(c)	—	—	—		—		118
Other noninterest income(b)	65		49	—	24		—		138
Securities losses, net	—		—	—	(47)		—		(47)
Securities losses, net – non-qualifying hedges on MSRs	—		(1)	—	—		—		(1)
Total noninterest income	695		496	276	(20)		(88)		1,359
Noninterest expense:
Compensation and benefits	335		425	116	419		—		1,295
Technology and communications	7		8	—	184		—		199
Net occupancy expense(e)	20		98	6	28		—		152
Equipment expense	14		18	—	40		—		72
Leasing business expense	63		—	—	—		—		63
Marketing expense	2		24	1	25		—		52
Card and processing expense	5		35	—	(2)		—		38
Other noninterest expense	475		571	157	(652)		(88)		463
Total noninterest expense	921		1,179	280	42		(88)		2,334
Income before income taxes	804		406	84	41		—		1,335
Applicable income tax expense	147		85	18	29		—		279
Net income	657		321	66	12		—		1,056
Total goodwill	$1,946		2,302	226	452	(f)	—		4,926
Total assets	$82,058		85,424	13,062	26,238	(d)	—		206,782
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $1 for bank premises and equipment recorded in Consumer and Small Business Banking. For more information, refer to Note 7 and Note 22.
(c)Includes impairment charges of $2 for operating lease equipment. For more information, refer to Note 8 and Note 22.
(d)Includes bank premises and equipment of $24 classified as held for sale. For more information, refer to Note 7.
(e)Includes impairment losses and termination charges of $2 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(f)Due to the timing of a business acquisition, the Bancorp was in the process of completing its analysis of the allocation of the goodwill across its business segments, therefore goodwill was presented as part of General Corporate and Other as of June 30, 2022.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
24. Subsequent Event
On July 27, 2023, the Bancorp issued and sold $1.25 billion of fixed-rate/floating-rate senior notes which will mature on July 27, 2029. The senior notes will bear interest at a rate of 6.339% per annum to, but excluding, July 27, 2028. From, and including July 27, 2028 until, but excluding July 27, 2029, the senior notes will bear interest at a rate of compounded SOFR plus 2.340%. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed on or after 30 days prior to maturity. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to July 27, 2028, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, or (b) the discounted present value of the remaining scheduled payments of principal and interest that would be due if the senior notes being redeemed matured on July 27, 2028.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 18 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
The following is a change to the risk factors as previously disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022 as updated by the Bancorp’s subsequent Quarterly Report on Form 10-Q:

Recent bank failures have created significant market volatility and regulatory uncertainty which could have a material adverse effect on our business and financial condition.

In response to recent bank failures, the United States government, particularly the U.S. Treasury, the Federal Reserve Board, the Office of the Comptroller of the Currency, the FDIC and/or the U.S. Congress, is expected to adopt a variety of measures and new regulations designed to strengthen capital and liquidity standards and otherwise restore confidence in financial institutions. These reforms are expected to modify liquidity, long-term debt, and capital requirements and enhance existing stress testing frameworks as well as include special assessments to recover losses to the Deposit Insurance Fund.

Even without revisions to the regulatory framework, an enhanced level of scrutiny and escalation from our regulators could negatively impact our business activities as our regulators perform reviews of, among other things, our liquidity, capital, stress testing and risk management programs and may require us to enhance our liquidity position and take other steps regarding risk management. Under applicable banking laws such regulatory actions may not be disclosed to the public.

These actions could limit our business activities (including lending) and our ability to expand organically or through acquisitions. They could also result in our taking steps to increase our capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders.

In the current environment, we may also experience deposit volatility as customers react to adverse events impacting the banking industry in general or other specific institutions. As deposits remain our primary source of funding, we may be unable to maintain sufficient liquidity to meet our commitments, including commitments to depositors withdrawing funds, or be required to raise deposit interest rates which would adversely impact our net interest margin. Our failure to effectively manage and maintain adequate liquidity to satisfy our commitments would have a material adverse effect on our business, results of operations or financial condition.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2023.

Defaults Upon Senior Securities (Item 3)
None.

Mine Safety Disclosures (Item 4)
Not applicable.

Other Information (Item 5)
None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021.
3.2	Regulations of Fifth Third Bancorp, as Amended as of April 12, 2022. Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2022.
10.1	2023 Restricted Stock Unit Grant Agreement (for Directors).*
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Denotes management contract or compensation plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 7, 2023

/s/ James C. Leonard
James C. Leonard
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)