Form 10-Q
period 2023-09-30
FIFTH THIRD BANCORP
filed 2023-11-07
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
There were 681,016,616 shares of the Registrant’s common stock, without par value, outstanding as of October 31, 2023.

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

ACL: Allowance for Credit Losses	FTS: Fifth Third Securities, Inc.
AFS: Available-For-Sale	GDP: Gross Domestic Product
ALCO: Asset Liability Management Committee	GNMA: Government National Mortgage Association
ALLL: Allowance for Loan and Lease Losses	GSE: United States Government Sponsored Enterprise
AOCI: Accumulated Other Comprehensive Income (Loss)	HTM: Held-To-Maturity
APR: Annual Percentage Rate	IPO: Initial Public Offering
ARM: Adjustable Rate Mortgage	IRC: Internal Revenue Code
ASC: Accounting Standards Codification	IRLC: Interest Rate Lock Commitment
ASU: Accounting Standards Update	ISDA: International Swaps and Derivatives Association, Inc.
ATM: Automated Teller Machine	LIBOR: London Interbank Offered Rate
BHC: Bank Holding Company	LIHTC: Low-Income Housing Tax Credit
BOLI: Bank Owned Life Insurance	LLC: Limited Liability Company
bps: Basis Points	LTV: Loan-to-Value Ratio
CD: Certificate of Deposit	MD&A: Management’s Discussion and Analysis of Financial
CDC: Fifth Third Community Development Corporation and Fifth Third	Condition and Results of Operations
Community Development Company, LLC	MSR: Mortgage Servicing Right
CECL: Current Expected Credit Loss	N/A: Not Applicable
CET1: Common Equity Tier 1	NII: Net Interest Income
CFPB: United States Consumer Financial Protection Bureau	NM: Not Meaningful
CME: Chicago Mercantile Exchange	OAS: Option-Adjusted Spread
C&I: Commercial and Industrial	OCC: Office of the Comptroller of the Currency
DCF: Discounted Cash Flow	OCI: Other Comprehensive Income (Loss)
DTCC: Depository Trust & Clearing Corporation	OREO: Other Real Estate Owned
DTI: Debt-to-Income Ratio	PPP: Paycheck Protection Program
ERM: Enterprise Risk Management	ROU: Right-of-Use
ERMC: Enterprise Risk Management Committee	SBA: Small Business Administration
EVE: Economic Value of Equity	SEC: United States Securities and Exchange Commission
FASB: Financial Accounting Standards Board	SOFR: Secured Overnight Financing Rate
FDIC: Federal Deposit Insurance Corporation	TBA: To Be Announced
FHA: Federal Housing Administration	TDR: Troubled Debt Restructuring
FHLB: Federal Home Loan Bank	TILA: Truth in Lending Act
FHLMC: Federal Home Loan Mortgage Corporation	U.S.: United States of America
FICO: Fair Isaac Corporation (credit rating)	U.S. GAAP: United States Generally Accepted Accounting
FINRA: Financial Industry Regulatory Authority	Principles
FNMA: Federal National Mortgage Association	VA: United States Department of Veterans Affairs
FOMC: Federal Open Market Committee	VIE: Variable Interest Entity
FRB: Federal Reserve Bank	VRDN: Variable Rate Demand Note
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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2023, the Bancorp had $213 billion in assets and operated 1,073 full-service banking centers and 2,101 Fifth Third branded ATMs in eleven states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on three business segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For both the three and nine months ended September 30, 2023, net interest income on an FTE basis and noninterest income provided 67% and 33% of total revenue. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from commercial banking revenue, wealth and asset management revenue, service charges on deposits, card and processing revenue, mortgage banking net revenue, leasing business revenue, other noninterest income and net securities gains or losses. Noninterest expense includes compensation and benefits, technology and communications, net occupancy expense, equipment expense, marketing expense, leasing business expense, card and processing expense and other noninterest expense.

Current Economic Conditions
Economic growth accelerated in the third quarter of 2023. Inflation has remained persistent and continues to be above the FRB’s target, which may lead to interest rates remaining elevated for a sustained period of time. In response to inflationary pressures, FRB officials have raised benchmark interest rates several times since March 2022 and have signaled that they will continue to monitor the cumulative economic effects of their policy actions, including tighter credit conditions for households and businesses, when determining future monetary actions. Amidst the rapid pace of interest rate increases, several financial markets have experienced heightened volatility. In addition, the rise in longer-term rates during the third quarter of 2023 has the potential to adversely impact asset prices and economic activity.

Changes in interest rates can affect numerous aspects of the Bancorp’s business and may impact the Bancorp’s future performance. If financial markets remain volatile, this may impact the future performance of various segments of the Bancorp’s business, in addition to the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
value of the Bancorp’s investment securities portfolio. The Bancorp continues to closely monitor the pace of inflation and the impacts of inflation on the broader market.

The bank failures that have occurred since March 2023 generated significant market volatility and increased regulatory and market focus on the liquidity, asset-liability management and unrealized securities losses of banks. In May 2023, the FDIC proposed a special deposit insurance assessment on banking organizations with greater than $5 billion in assets to recover the costs associated with protecting uninsured depositors following these closures. As proposed, the special assessment would be collected by the FDIC over an anticipated total of eight quarterly assessments beginning with the first quarter of 2024. The comment period for the proposed rule has ended and the final rule is expected to be issued later in 2023. While the ultimate impact of the special assessment will be dependent on the final rule, the Bancorp has estimated that its special assessment under the provisions of the proposed rule would be approximately $208 million, which is expected to be recognized in earnings upon issuance of the final rule. The Bancorp continues to monitor regulatory changes related to these developments.

For more information on current economic conditions, refer to the Credit Risk Management subsection of the Risk Management section of MD&A. Additionally, refer to the Interest Rate and Price Risk Management and Liquidity Risk Management subsections of the Risk Management section of MD&A for additional information about the Bancorp’s interest rate risk management and liquidity risk management activities.

Proposed Updates to Regulatory Requirements for Capital and Long-Term Debt
On July 27, 2023, the U.S. banking agencies released a notice of proposed rulemaking to revise the Basel III Capital Rules, which would replace its existing risk-based capital framework for large banks with a new framework that implements international capital standards. The proposed rulemaking would increase capital requirements applicable to banking organizations with total assets of $100 billion or more, including Fifth Third, and would align the calculation of regulatory capital and the calculation of risk-weighted assets across large banking organizations. As proposed, the rules would be effective for the Bancorp on July 1, 2025 and phased in over a three-year transition period. The Bancorp is in the process of evaluating this proposed rulemaking and assessing its potential impact.

On August 29, 2023, the U.S. banking agencies issued a notice of proposed rulemaking to require that certain banking organizations with $100 billion or more in consolidated assets, including Fifth Third, comply with certain long-term debt requirements at the holding company and insured depository institution levels. These proposed requirements are intended to absorb losses in the event of the failure of a banking organization. As proposed, the rules would be phased in over a three-year period after their effective date. The Bancorp is in the process of evaluating this proposed rulemaking and assessing its potential impact.

LIBOR Transition
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA would stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021.

In the United States, SOFR was identified as the preferred alternative rate. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. As a secured borrowing rate, SOFR may not exhibit similar behavior in response to market and economic volatility as LIBOR, which was an unsecured rate.

As of September 30, 2023, substantially all contracts have transitioned to alternative reference rates. Refer to Note 16 and Note 17 of the Notes to Condensed Consolidated Financial Statements for additional information about certain exposures which were transitioned to an alternative reference rate.

For more information of the various risks the Bancorp faces in connection with the replacement of LIBOR on its operations, refer to “Risk Factors—Market Risks—The replacement of LIBOR could adversely affect Fifth Third’s revenue or expenses and the value of those assets or obligations.” in Item 1A. Risk Factors of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022.

Senior Notes Offering
On July 27, 2023, the Bancorp issued and sold $1.25 billion of fixed-rate/floating-rate senior notes which will mature on July 27, 2029. The senior notes bear interest at a rate of 6.339% per annum to, but excluding, July 27, 2028. From, and including, July 27, 2028 until, but excluding, July 27, 2029, the senior notes will bear interest at a rate of compounded SOFR plus 2.340%. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed on or after 30 days prior to maturity. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to July 27, 2028, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, or (b) the discounted present value of the remaining scheduled payments of principal and interest that would be due if the senior notes being redeemed matured on July 27, 2028.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Automobile Loan Securitization
In a securitization transaction that occurred in August of 2023, the Bancorp transferred $1.74 billion in aggregate automobile loans to a bankruptcy remote trust which subsequently issued approximately $1.58 billion of asset-backed notes, of which approximately $79 million were retained by the Bancorp, resulting in approximately $1.5 billion of outstanding notes included in long-term debt in the Condensed Consolidated Balance Sheets. As discussed in Note 12, the bankruptcy remote trust was deemed to be a VIE and the Bancorp, as the primary beneficiary, consolidated the VIE. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 1: Earnings Summary
	For the three months ended September 30,		%	For the nine months ended September 30,		%
($ in millions, except for per share data)	2023	2022	Change	2023	2022	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,438	1,498	(4)	$4,411	4,032	9
Net interest income (FTE)(a)(b)	1,445	1,502	(4)	4,429	4,043	10
Noninterest income	715	672	6	2,137	2,031	5
Total revenue (FTE)(a)(b)	2,160	2,174	(1)	6,566	6,074	8
Provision for credit losses	119	158	(25)	460	383	20
Noninterest expense	1,188	1,167	2	3,750	3,501	7
Net income	660	653	1	1,819	1,709	6
Net income available to common shareholders	623	631	(1)	1,719	1,631	5
Common Share Data
Earnings per share - basic	$0.91	0.91	—	$2.51	2.37	6
Earnings per share - diluted	0.91	0.91	—	2.50	2.34	7
Cash dividends declared per common share	0.35	0.33	6	1.01	0.93	9
Book value per share	21.19	21.30	(1)	21.19	21.30	(1)
Market value per share	25.33	31.96	(21)	25.33	31.96	(21)
Financial Ratios
Return on average assets	1.26%	1.25	1	1.18%	1.10	7
Return on average common equity	16.3	14.9	9	14.6	12.3	19
Return on average tangible common equity(b)	24.7	21.9	13	21.8	17.3	26
Dividend payout	38.5	36.3	6	40.2	39.2	3
(a)Amounts presented on an FTE basis. The FTE adjustments were $7 and $4 for the three months ended September 30, 2023 and 2022, respectively, and $18 and $11 for the nine months ended September 30, 2023 and 2022, respectively.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
The Bancorp’s net income available to common shareholders for the third quarter of 2023 was $623 million, or $0.91 per diluted share, which was net of $37 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the third quarter of 2022 was $631 million, or $0.91 per diluted share, which was net of $22 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2023 was $1.7 billion, or $2.50 per diluted share, which was net of $100 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2022 was $1.6 billion, or $2.34 per diluted share, which was net of $78 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.4 billion for the three months ended September 30, 2023, a decrease of $57 million compared to the same period in the prior year. Net interest income was negatively impacted by higher funding costs due to increases in market interest rates and deposit balance migration into higher yielding products. Rates paid on average interest-bearing core deposits, average long-term debt and average FHLB advances increased for the three months ended September 30, 2023 compared to the same period in the prior year. The balance migration impacting net interest income was primarily due to decreases in the average balances of demand deposits and increases in the average balances of interest-bearing core deposits and CDs over $250,000 for the three months ended September 30, 2023 compared to the same period in the prior year. These negative impacts were partially offset by increases in yields on average loans and leases and average other short-term investments for the three months ended September 30, 2023 compared to the same period in the prior year. Net interest income also benefited from increases in average other short-term investments and average other consumer loans for the three months ended September 30, 2023 compared to the same period in the prior year. Net interest margin on an FTE basis (non-GAAP) was 2.98% for the three months ended September 30, 2023 compared to 3.22% for the same period in the prior year.

Net interest income on an FTE basis (non-GAAP) was $4.4 billion for the nine months ended September 30, 2023, an increase of $386 million compared to the same period in the prior year. Net interest income benefited from increases in market interest rates, resulting in increases in yields on average loans and leases, average other short-term investments and average taxable securities for the nine months ended September 30, 2023 compared to the same period in the prior year. Net interest income also benefited from increases in average other consumer loans, average taxable securities and average commercial and industrial loans for the nine months ended September 30, 2023 compared to the same period in the prior year. These positive impacts were partially offset by increases in rates paid on average interest-bearing core deposits, average long-term debt and average FHLB advances as well as decreases in the average balances of demand deposits and increases in the average balances of interest-bearing core deposits, CDs over $250,000 and long-term debt for the nine months ended September 30, 2023 compared to the same period in the prior year. Net interest margin on an FTE basis (non-GAAP) was 3.12% for the nine months ended September 30, 2023 compared to 2.91% for the same period in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The provision for credit losses was $119 million and $460 million for the three and nine months ended September 30, 2023, respectively, compared to $158 million and $383 million during the same periods in the prior year. The provision for credit losses for the three months ended September 30, 2023 included the impacts of decreases to specific reserves on individually evaluated commercial loans and decreases in period-end loan and lease balances, which were partially offset by the impact of slight deterioration in the economic forecast. The provision for credit losses for the nine months ended September 30, 2023 included the impacts of increases in period-end loan and lease balances, increases in specific reserves on individually evaluated commercial loans and deterioration in the economic forecast. The provision for credit losses for the three and nine months ended September 30, 2022 included the impacts of increases in period-end loan and lease balances and deterioration in forecasted macroeconomic conditions. The provision for credit losses for the nine months ended September 30, 2022 also included the initial recognition of provision for credit losses on loans acquired as part of a business acquisition completed in the second quarter of 2022. Net losses charged off as a percent of average portfolio loans and leases were 0.41% and 0.21% for the three months ended September 30, 2023 and 2022, respectively, and 0.32% and 0.18% for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.51% and 0.44%, respectively. For more information on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income increased $43 million and $106 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2023 was primarily due to a decrease in net securities losses and an increase in commercial banking revenue, partially offset by a decrease in mortgage banking net revenue. The increase for the nine months ended September 30, 2023 was primarily due to net securities gains in the current year compared to net securities losses in the prior year, as well as increases in commercial banking revenue and mortgage banking net revenue, partially offset by decreases in other noninterest income, service charges on deposits and leasing business revenue.

Noninterest expense increased $21 million and $249 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2023 was primarily due to increases in compensation and benefits expense, net occupancy expense and technology and communications expense, partially offset by a decrease in other noninterest expense. The increase for the nine months ended September 30, 2023 was primarily due to increases in compensation and benefits expense, technology and communications expense, other noninterest expense, net occupancy expense and marketing expense.

For more information on net interest income, provision expense, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of September 30, 2023. As of September 30, 2023, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 9.80%;
•Tier 1 risk-based capital ratio: 11.06%;
•Total risk-based capital ratio: 13.13%;
•Leverage ratio: 8.85%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Net interest income (U.S. GAAP)	$1,438	1,498	4,411	4,032
Add: FTE adjustment	7	4	18	11
Net interest income on an FTE basis (1)	$1,445	1,502	4,429	4,043
Net interest income on an FTE basis (annualized) (2)	5,733	5,959	5,922	5,405

Interest income (U.S. GAAP)	$2,529	1,760	7,113	4,512
Add: FTE adjustment	7	4	18	11
Interest income on an FTE basis	$2,536	1,764	7,131	4,523
Interest income on an FTE basis (annualized) (3)	10,061	6,998	9,534	6,047

Interest expense (annualized) (4)	$4,328	1,039	3,613	642
Noninterest income (5)	715	672	2,137	2,031
Noninterest expense (6)	1,188	1,167	3,750	3,501
Average interest-earning assets (7)	192,216	185,378	189,578	185,883
Average interest-bearing liabilities (8)	139,779	119,773	134,588	117,344

Ratios:
Net interest margin on an FTE basis (2) / (7)	2.98%	3.22	3.12	2.91
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.13	2.91	2.35	2.70
Efficiency ratio on an FTE basis (6) / ((1) + (5))	55.0	53.7	57.1	57.6

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Net income available to common shareholders (U.S. GAAP)	$623	631	1,719	1,631
Add: Intangible amortization, net of tax	8	10	26	27
Tangible net income available to common shareholders	$631	641	1,745	1,658
Tangible net income available to common shareholders (annualized) (1)	2,503	2,543	2,333	2,217

Average Bancorp shareholders’ equity (U.S. GAAP)	$17,305	18,864	17,873	19,829
Less: Average preferred stock	2,116	2,116	2,116	2,116
Average goodwill	4,919	4,926	4,917	4,729
Average intangible assets	141	188	152	165
Average tangible common equity (2)	$10,129	11,634	10,688	12,819

Return on average tangible common equity (1) / (2)	24.7%	21.9	21.8	17.3

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	September 30, 2023	December 31, 2022
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$16,544	17,327
Less: Preferred stock	2,116	2,116
Goodwill	4,919	4,915
Intangible assets	136	169
AOCI	(6,839)	(5,110)
Tangible common equity, excluding AOCI (1)	$16,212	15,237
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$18,328	17,353

Total Assets (U.S. GAAP)	$212,967	207,452
Less: Goodwill	4,919	4,915
Intangible assets	136	169
AOCI, before tax	(8,657)	(6,468)
Tangible assets, excluding AOCI (3)	$216,569	208,836

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	8.46%	8.31
Tangible common equity as a percentage of tangible assets (1) / (3)	7.49	7.30

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

As further discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, on January 1, 2023, the Bancorp adopted ASU 2022-02 (“Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”). In conjunction with the adoption of this amended guidance, the Bancorp has revised its Critical Accounting Policies for the ALLL as described below. Refer to the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022 for discussion on the accounting policy for the ALLL for periods prior to January 1, 2023. There have been no other material changes to the valuation techniques or models during the nine months ended September 30, 2023.

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

Tables 5 and 6 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2023 and 2022, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.4 billion for the three months ended September 30, 2023, a decrease of $57 million compared to the same period in the prior year. Net interest income was negatively impacted by higher funding costs due to increases in market interest rates and deposit balance migration into higher yielding products. Increases in rates paid on average interest-bearing core deposits, average long-term debt and average FHLB advances were 224 bps, 197 bps and 296 bps, respectively, for the three months ended September 30, 2023 compared to the same period in the prior year. The balance migration impacting net interest income was primarily due to decreases in the average balances of demand deposits of $15.3 billion and increases in the average balances of interest-bearing core deposits of $17.8 billion and CDs over $250,000 of $3.7 billion for the three months ended September 30, 2023 compared to the same period in the prior year. These negative impacts were partially offset by increases in yields of 189 bps on average loans and leases and 354 bps on average other short-term investments for the three months ended September 30, 2023 compared to the same period in the prior year. Net interest income also benefited from increases in average other short-term investments and average other consumer loans of $7.2 billion and $2.5 billion, respectively, for the three months ended September 30, 2023 compared to the same period in the prior year.

Net interest income on an FTE basis (non-GAAP) was $4.4 billion for the nine months ended September 30, 2023, an increase of $386 million compared to the same period in the prior year. Net interest income benefited from increases in market interest rates, resulting in increases in yields of 214 bps on average loans and leases, 481 bps on average other short-term investments and 27 bps on average taxable securities for the nine months ended September 30, 2023 compared to the same period in the prior year. Net interest income also benefited from increases in average other consumer loans, average taxable securities and average commercial and industrial loans of $2.7 billion, $5.6 billion and $2.9 billion, respectively, for the nine months ended September 30, 2023 compared to the same period in the prior year. These positive impacts were partially offset by increases in rates paid on average interest-bearing core deposits of 201 bps, average long-term debt of 188 bps and average FHLB advances of 295 bps. Net interest income was also negatively impacted by decreases in the average balances of demand deposits of $14.9 billion and increases in the average balances of interest-bearing core deposits of $9.5 billion, CDs over $250,000 of $4.2 billion and long-term debt of $2.1 billion for the nine months ended September 30, 2023 compared to the same period in the prior year. Additionally, interest income recognized from PPP loans decreased to $3 million for the nine months ended September 30, 2023 compared to $38 million for the same period in the prior year.

Net interest rate spread on an FTE basis (non-GAAP) was 2.13% and 2.35% during the three and nine months ended September 30, 2023, respectively, compared to 2.91% and 2.70% in the same periods in the prior year. Rates paid on average interest-bearing liabilities increased 223 bps and 213 bps, partially offset by increases in yields on average interest-earning assets of 145 bps and 178 bps for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022.

Net interest margin on an FTE basis (non-GAAP) was 2.98% and 3.12% for the three and nine months ended September 30, 2023, respectively, compared to 3.22% and 2.91% for the comparable periods in the prior year. Net interest margin for the three months ended September 30, 2023 was negatively impacted by the migration of average balances of deposits from demand deposits to interest-bearing deposits and increases in rates paid on and balances of average wholesale funding, partially offset by higher market interest rates on interest-earning assets, growth in average balances of loans and leases and average investment portfolio balances. Net interest margin for the nine months ended September 30, 2023 was positively impacted by the benefit of higher market interest rates on interest-earning assets, growth in average balances of loans and leases and average investment portfolio balances, partially offset by the migration of average balances of deposits from demand deposits to interest-bearing deposits and increases in rates paid on and balances of average wholesale funding. Net interest margin results are expected to modestly decrease over the next quarter driven by increasing levels of cash and continued liability repricing, partially offset by the impact of rising rates on the repricing of the Bancorp’s asset portfolios.

Interest income on an FTE basis (non-GAAP) from loans and leases increased $586 million and $2.1 billion during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022 driven by increases in market interest rates and average balances of other consumer loans and commercial and industrial loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments increased $186 million and $536 million during the three and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022 primarily due to increases in yields on average other short-term investments and average taxable securities. The increase for the three months ended September 30, 2023 was also driven by the previously mentioned increase in average balances of other short-term investments. The increase for the nine months ended September 30, 2023 also benefited from the previously mentioned increase in average balances of taxable securities.

Interest expense on average core deposits increased $670 million and $1.7 billion for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022 primarily due to the previously mentioned increases in the cost of average interest-bearing core deposits to 265 bps and 219 bps for the three and nine months ended September 30, 2023, respectively, from 41 bps and 18 bps for the three and nine months ended September 30, 2022, respectively, as a result of increasing short-term interest rates. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $159 million and $558 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022 primarily due to the previously mentioned increases in rates paid on average long-term debt and FHLB advances as well as increases in the average balances of CDs over $250,000 and long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. Average wholesale funding represented 17% and 18% of average interest-bearing liabilities for the three and nine months ended September 30, 2023, respectively, compared to 18% and 14% for the three and nine months ended September 30, 2022, respectively. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	September 30, 2023			September 30, 2022			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$57,015	1,006	7.00%	$56,648	646	4.53%	$4	356	360
Commercial mortgage loans	11,216	173	6.12	10,751	111	4.10	5	57	62
Commercial construction loans	5,540	97	6.93	5,557	66	4.71	—	31	31
Commercial leases	2,618	24	3.75	2,793	22	3.08	(2)	4	2
Total commercial loans and leases	$76,389	1,300	6.75	$75,749	845	4.42	$7	448	455
Residential mortgage loans	18,019	160	3.52	19,870	166	3.32	(16)	10	(6)
Home equity	3,897	80	8.17	3,956	48	4.84	(1)	33	32
Indirect secured consumer loans	15,787	176	4.43	16,750	141	3.34	(9)	44	35
Credit card	1,808	64	14.09	1,756	57	12.89	2	5	7
Other consumer loans	6,366	123	7.65	3,819	60	6.21	47	16	63
Total consumer loans	$45,877	603	5.22	$46,151	472	4.06	$23	108	131
Total loans and leases	$122,266	1,903	6.18%	$121,900	1,317	4.29%	$30	556	586
Securities:
Taxable	55,519	435	3.10	56,535	408	2.86	(7)	34	27
Exempt from income taxes(b)	1,475	12	3.21	1,178	8	2.77	2	2	4
Other short-term investments	12,956	186	5.69	5,765	31	2.15	67	88	155
Total interest-earning assets	$192,216	2,536	5.23%	$185,378	1,764	3.78%	$92	680	772
Cash and due from banks	2,576			3,162
Other assets	15,920			20,163
Allowance for loan and lease losses	(2,327)			(2,015)
Total assets	$208,385			$206,688
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$53,109	426	3.18%	$42,574	77	0.72%	$23	326	349
Savings deposits	20,511	46	0.89	23,814	7	0.12	(1)	40	39
Money market deposits	32,072	202	2.50	29,066	16	0.22	2	184	186
Foreign office deposits	168	1	1.72	206	—	0.78	—	1	1
CDs $250,000 or less	9,630	96	3.97	2,048	1	0.09	7	88	95
Total interest-bearing core deposits	$115,490	771	2.65	$97,708	101	0.41	$31	639	670
CDs over $250,000	5,926	73	4.91	2,226	11	1.90	32	30	62
Federal funds purchased	181	2	5.31	607	3	2.10	(3)	2	(1)
Securities sold under repurchase agreements	352	1	1.46	472	—	0.22	—	1	1
FHLB advances	3,726	50	5.26	6,608	38	2.30	(21)	33	12
Derivative collateral and other borrowed money	48	1	7.82	356	5	4.92	(5)	1	(4)
Long-term debt	14,056	193	5.46	11,796	104	3.49	23	66	89
Total interest-bearing liabilities	$139,779	1,091	3.10%	$119,773	262	0.87%	$57	772	829
Demand deposits	44,228			59,535
Other liabilities	7,073			8,516
Total liabilities	$191,080			$187,824
Total equity	$17,305			$18,864
Total liabilities and equity	$208,385			$206,688
Net interest income (FTE)(c)		$1,445			$1,502		$35	(92)	(57)
Net interest margin (FTE)(c)			2.98%			3.22%
Net interest rate spread (FTE)(c)			2.13			2.91
Interest-bearing liabilities to interest-earning assets			72.72			64.61
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $7 and $4 for the three months ended September 30, 2023 and 2022, respectively.
(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the nine months ended	September 30, 2023			September 30, 2022			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$57,786	2,908	6.73%	$54,907	1,569	3.82%	$86	1,253	1,339
Commercial mortgage loans	11,237	493	5.87	10,664	278	3.49	16	199	215
Commercial construction loans	5,527	279	6.74	5,429	159	3.91	3	117	120
Commercial leases	2,661	71	3.59	2,858	63	2.95	(5)	13	8
Total commercial loans and leases	$77,211	3,751	6.50	$73,858	2,069	3.75	$100	1,582	1,682
Residential mortgage loans	18,168	467	3.43	19,981	479	3.20	(45)	33	(12)
Home equity	3,946	217	7.34	3,953	120	4.06	—	97	97
Indirect secured consumer loans	16,219	508	4.19	17,041	407	3.20	(20)	121	101
Credit card	1,790	188	14.06	1,717	161	12.50	7	20	27
Other consumer loans	5,950	325	7.29	3,234	148	6.10	144	33	177
Total consumer loans	$46,073	1,705	4.95	$45,926	1,315	3.83	$86	304	390
Total loans and leases	$123,284	5,456	5.92%	$119,784	3,384	3.78%	$186	1,886	2,072
Securities:
Taxable	56,127	1,292	3.08	50,529	1,060	2.81	124	108	232
Exempt from income taxes(b)	1,459	35	3.17	1,084	21	2.56	8	6	14
Other short-term investments	8,708	348	5.34	14,486	58	0.53	(32)	322	290
Total interest-earning assets	$189,578	7,131	5.03%	$185,883	4,523	3.25%	$286	2,322	2,608
Cash and due from banks	2,776			3,081
Other assets	16,405			20,211
Allowance for loan and lease losses	(2,231)			(1,939)
Total assets	$206,528			$207,236
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$50,782	1,061	2.79%	$45,172	100	0.30%	$14	947	961
Savings deposits	21,755	118	0.73	23,435	10	0.06	(1)	109	108
Money market deposits	29,815	419	1.88	29,533	22	0.10	—	397	397
Foreign office deposits	151	2	1.63	157	—	0.39	—	2	2
CDs $250,000 or less	7,537	198	3.51	2,205	2	0.10	13	183	196
Total interest-bearing core deposits	$110,040	1,798	2.19	$100,502	134	0.18	$26	1,638	1,664
CDs over $250,000	5,222	179	4.57	1,055	13	1.64	114	52	166
Federal funds purchased	347	13	4.89	421	4	1.31	(1)	10	9
Securities sold under repurchase agreements	347	3	1.13	484	—	0.10	—	3	3
FHLB advances	5,035	188	4.99	3,141	48	2.04	41	99	140
Derivative collateral and other borrowed money	123	7	8.10	365	8	2.70	(8)	7	(1)
Long-term debt	13,474	514	5.09	11,376	273	3.21	58	183	241
Total interest-bearing liabilities	$134,588	2,702	2.68%	$117,344	480	0.55%	$230	1,992	2,222
Demand deposits	47,138			62,084
Other liabilities	6,929			7,979
Total liabilities	$188,655			$187,407
Total equity	$17,873			$19,829
Total liabilities and equity	$206,528			$207,236
Net interest income (FTE)(c)		$4,429			$4,043		$56	330	386
Net interest margin (FTE)(c)			3.12%			2.91%
Net interest rate spread (FTE)(c)			2.35			2.70
Interest-bearing liabilities to interest-earning assets			70.99			63.13
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $18 and $11 for the nine months ended September 30, 2023 and 2022, respectively.
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

The provision for credit losses was $119 million and $460 million for the three and nine months ended September 30, 2023, respectively, compared to $158 million and $383 million during the same periods in the prior year. The provision for credit losses for the three months ended September 30, 2023 included the impacts of decreases to specific reserves on individually evaluated commercial loans and decreases in period-end loan and lease balances, which were partially offset by the impact of slight deterioration in the economic forecast. The provision for credit losses for the nine months ended September 30, 2023 included the impacts of increases in period-end loan and lease balances, increases in specific reserves on individually evaluated commercial loans and deterioration in the economic forecast. The provision for credit losses for the three and nine months ended September 30, 2022 included the impacts of increases in period-end loan and lease balances and deterioration in forecasted macroeconomic conditions. The provision for credit losses for the nine months ended September 30, 2022 also included the initial recognition of provision for credit losses on loans acquired as part of a business acquisition completed in the second quarter of 2022.

The ALLL increased $146 million from December 31, 2022 to $2.3 billion at September 30, 2023 inclusive of a $49 million reduction from the impact of the adoption of ASU 2022-02 on January 1, 2023, as further discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements. At September 30, 2023, the ALLL as a percent of portfolio loans and leases increased to 1.95%, compared to 1.81% at December 31, 2022. The reserve for unfunded commitments decreased $27 million from December 31, 2022 to $189 million at September 30, 2023. At September 30, 2023, the ACL as a percent of portfolio loans and leases increased to 2.11%, compared to 1.98% at December 31, 2022.

Refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements for more information on the provision for credit losses, including an analysis of loan and lease portfolio composition, nonperforming assets, net charge-offs and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio and determining the level of the ACL.

Noninterest Income
Noninterest income increased $43 million and $106 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022.

The following table presents the components of noninterest income:

TABLE 7: Components of Noninterest Income
	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Commercial banking revenue	$154	134	15	$461	406	14
Wealth and asset management revenue	145	141	3	434	430	1
Service charges on deposits	149	143	4	431	449	(4)
Card and processing revenue	104	105	(1)	310	306	1
Mortgage banking net revenue	57	69	(17)	184	152	21
Leasing business revenue	58	60	(3)	162	179	(9)
Other noninterest income	55	59	(7)	152	195	(22)
Securities gains (losses), net	(7)	(38)	(82)	3	(84)	NM
Securities losses, net – non-qualifying hedges on mortgage servicing rights	—	(1)	(100)	—	(2)	(100)
Total noninterest income	$715	672	6	$2,137	2,031	5

Commercial banking revenue
Commercial banking revenue increased $20 million and $55 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022 primarily driven by increases in loan syndication fees, foreign exchange fees and institutional brokerage revenue, partially offset by decreases in contract revenue from commercial customer derivatives. The increase for the three months ended September 30, 2023 was also driven by an increase in corporate bond fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Wealth and asset management revenue
Wealth and asset management revenue increased $4 million for both the three and nine months ended September 30, 2023 compared to the same periods in the prior year primarily driven by increases in private client service fees. The Bancorp’s trust and registered investment advisory businesses had approximately $547 billion and $494 billion in total assets under care as of September 30, 2023 and 2022, respectively, and managed $57 billion and $52 billion in assets for individuals, corporations and not-for-profit organizations as of September 30, 2023 and 2022, respectively.

Service charges on deposits
Service charges on deposits increased $6 million and decreased $18 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. Service charges on commercial deposits were $109 million and $315 million for the three and nine months ended September 30, 2023, respectively, an increase of $4 million and a decrease of $16 million from the same periods in the prior year. The increase for the three months ended September 30, 2023 was primarily due to an increase in commercial treasury management fees. The decrease for the nine months ended September 30, 2023 was primarily due to higher treasury management earnings credits driven by market interest rates, partially offset by an increase in commercial treasury management fees. Service charges on consumer deposits were $40 million and $116 million for the three and nine months ended September 30, 2023, respectively, an increase of $2 million and a decrease of $2 million from the same periods in the prior year. The increase for the three months ended September 30, 2023 was primarily due to an increase in overdraft fees. The decrease for the nine months ended September 30, 2023 was primarily driven by the elimination of non-sufficient funds fees during the third quarter of 2022.

Card and processing revenue
Card and processing revenue decreased $1 million and increased $4 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. The decrease for the three months ended September 30, 2023 was primarily due to increased reward costs, partially offset by an increase in debit card interchange. The increase for the nine months ended September 30, 2023 was primarily due to increases in debit and credit card interchange, partially offset by increased reward costs.

Mortgage banking net revenue
Mortgage banking net revenue decreased $12 million and increased $32 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022.

The following table presents the components of mortgage banking net revenue:

TABLE 8: Components of Mortgage Banking Net Revenue
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Origination fees and gains on loan sales	$19	24	59	73
Net mortgage servicing revenue:
Gross mortgage servicing fees	79	81	241	230
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(41)	(36)	(116)	(151)
Net mortgage servicing revenue	38	45	125	79
Total mortgage banking net revenue	$57	69	184	152

Origination fees and gains on loan sales decreased $5 million and $14 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, primarily driven by lower volumes of residential mortgage loan originations. Residential mortgage loan originations decreased to $1.5 billion and $4.6 billion for the three and nine months ended September 30, 2023, respectively, from $4.0 billion and $11.7 billion for the three and nine months ended September 30, 2022, respectively, primarily due to the impact of higher market interest rates on refinance activity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the Bancorp’s non-qualifying hedging strategy:

TABLE 9: Components of Net Valuation Adjustments on MSRs
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(75)	(84)	(110)	(368)
Changes in fair value:
Due to changes in inputs or assumptions(a)	73	83	107	358
Other changes in fair value(b)	(39)	(35)	(113)	(141)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(41)	(36)	(116)	(151)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

The Bancorp recognized income of $34 million and losses of $6 million for the three and nine months ended September 30, 2023, respectively, and income of $48 million and $217 million for the three and nine months ended September 30, 2022, respectively, in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The valuation adjustments on the MSR portfolio included increases of $73 million and $107 million for the three and nine months ended September 30, 2023, respectively, and increases of $83 million and $358 million for the three and nine months ended September 30, 2022, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. Mortgage rates increased during the three and nine months ended September 30, 2023, which caused a decrease in modeled prepayment speeds. The fair value of the MSR portfolio decreased $39 million and $113 million for the three and nine months ended September 30, 2023, respectively, and decreased $35 million and $141 million for the three and nine months ended September 30, 2022, respectively, as a result of contractual principal payments and actual prepayment activity.

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

The Bancorp’s total residential mortgage loans serviced as of September 30, 2023 and 2022 were $118.5 billion and $120.3 billion, respectively, with $101.9 billion and $102.7 billion, respectively, of residential mortgage loans serviced for others.

Leasing business revenue
Leasing business revenue decreased $2 million and $17 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. The decrease for the three months ended September 30, 2023 was primarily driven by a decrease in operating lease income. The decrease for the nine months ended September 30, 2023 was primarily driven by a decrease in leasing business solutions revenue related to the disposition of LaSalle Solutions during the second quarter of 2022 as well as a decrease in lease remarketing fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other noninterest income
The following table presents the components of other noninterest income:

TABLE 10: Components of Other Noninterest Income
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Equity method investment income	$3	4	48	17
BOLI income	15	15	45	48
Cardholder fees	15	14	43	41
Private equity investment income	13	14	39	55
Banking center income	7	6	19	18
Consumer loan fees	5	5	15	15
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(10)	(17)	(72)	(46)
Other, net	7	18	15	47
Total other noninterest income	$55	59	152	195
Other noninterest income decreased $43 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increase in the loss on swap associated with the sale of Visa, Inc. Class B Shares as well as a decrease in private equity investment income, partially offset by an increase in equity method investment income.

The Bancorp recognized a negative valuation adjustment of $72 million related to the Visa total return swap during the nine months ended September 30, 2023 compared to a negative valuation adjustment of $46 million during the same period in the prior year. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 23 of the Notes to Condensed Consolidated Financial Statements. Private equity investment income decreased $16 million for the nine months ended September 30, 2023 compared to the same period in the prior year primarily driven by valuation adjustments recognized on certain private equity investments. Equity method investment income increased $31 million for the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to a gain on the partial disposition of an equity method investment during the second quarter of 2023.

Securities gains (losses), net
Net securities losses were $7 million and net securities gains were $3 million for the three and nine months ended September 30, 2023, respectively, compared with losses of $38 million and $84 million for the three and nine months ended September 30, 2022, respectively. For more information, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Noninterest Expense
Noninterest expense increased $21 million and $249 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year.

The following table presents the components of noninterest expense:

TABLE 11: Components of Noninterest Expense
	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Compensation and benefits	$629	605	4	$2,036	1,900	7
Technology and communications	115	106	8	347	306	13
Net occupancy expense	84	74	14	248	225	10
Equipment expense	37	36	3	110	108	2
Marketing expense	35	35	—	96	87	10
Leasing business expense	29	33	(12)	94	95	(1)
Card and processing expense	21	21	—	63	59	7
Other noninterest expense	238	257	(7)	756	721	5
Total noninterest expense	$1,188	1,167	2	$3,750	3,501	7
Efficiency ratio on an FTE basis(a)	55.0%	53.7		57.1%	57.6
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense increased $24 million and $136 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2023 was primarily driven by an increase in base compensation. The increase for the nine months ended September 30, 2023 was primarily driven by the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
additional personnel costs of an acquired business, the impact of raising the Bancorp’s minimum wage in the third quarter of 2022, an increase in non-qualified deferred compensation expense and an increase in severance expense, partially offset by decreases in performance-based compensation. Full-time equivalent employees totaled 18,804 at September 30, 2023 compared to 19,187 at September 30, 2022.

Technology and communications expense increased $9 million and $41 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increased investments in strategic initiatives and technology modernization.

Net occupancy expense increased $10 million and $23 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily driven by higher expenses associated with the maintenance and renovation of banking centers as well as the impacts of exiting mortgage warehouse lending.

Marketing expense increased $9 million for the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to an increase in deposit campaigns.

The following table presents the components of other noninterest expense:

TABLE 12: Components of Other Noninterest Expense
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
FDIC insurance and other taxes	$39	37	122	101
Loan and lease	34	40	99	127
Losses and adjustments	21	26	70	62
Data processing	22	21	66	61
Dues and subscriptions	15	15	46	43
Travel	11	15	45	45
Professional service fees	12	16	41	42
Securities recordkeeping	13	11	38	36
Cash and coin processing	12	11	37	33
Intangible amortization	10	12	32	34
Other, net	49	53	160	137
Total other noninterest expense	$238	257	756	721

Other noninterest expense decreased $19 million and increased $35 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2023 was primarily due to decreases in loan and lease expense and losses and adjustments. The increase for the nine months ended September 30, 2023 was primarily due to increases in FDIC insurance and other taxes and losses and adjustments, partially offset by a decrease in loan and lease expense.

FDIC insurance and other taxes increased $21 million for the nine months ended September 30, 2023 compared to the same period in the prior year primarily as a result of an increase in the FDIC insurance assessment rate.

Losses and adjustments decreased $5 million and increased $8 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily due to the impacts of legal and regulatory proceedings.

Loan and lease expense decreased $6 million and $28 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily driven by a decrease in loan servicing expenses related to the Bancorp’s sales of certain government-guaranteed residential mortgage loans that were previously in forbearance programs and serviced by a third party.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 13: Applicable Income Taxes
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Income before income taxes	$846	845	2,338	2,179
Applicable income tax expense	186	192	519	470
Effective tax rate	22.0%	22.7	22.2	21.6

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Applicable income tax expense for all periods presented includes the benefit from tax-exempt income, tax-advantaged investments, and tax credits (and other related tax benefits), partially offset by the effect of proportional amortization of qualifying LIHTC investments and certain nondeductible expenses. The tax credits are primarily associated with the Research Credit under Section 41 of the IRC, the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

The effective tax rate decreased to 22.0% for the three months ended September 30, 2023 compared to 22.7% for the same period in the prior year primarily related to an increase in tax credits. The effective tax rate increased to 22.2% for the nine months ended September 30, 2023 compared to 21.6% for the same period in the prior year primarily related to a decrease in excess tax benefits related to share-based compensation, partially offset by an increase in tax credits.

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

TABLE 14: Components of Total Loans and Leases (including loans and leases held for sale)
	September 30, 2023		December 31, 2022
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$55,819	46%	$57,305	47%
Commercial mortgage loans	11,122	9	11,020	9
Commercial construction loans	5,634	5	5,433	4
Commercial leases	2,624	2	2,704	2
Total commercial loans and leases	$75,199	62%	$76,462	62%
Consumer loans:
Residential mortgage loans	17,826	15	18,562	15
Home equity	3,898	3	4,039	3
Indirect secured consumer loans	15,434	13	16,552	14
Credit card	1,817	2	1,874	2
Other consumer loans	6,528	5	4,998	4
Total consumer loans	$45,503	38%	$46,025	38%
Total loans and leases	$120,702	100%	$122,487	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$120,088		$121,480

Total loans and leases, including loans and leases held for sale, decreased $1.8 billion, or 1%, from December 31, 2022 driven by decreases in both commercial loans and leases and consumer loans.

Commercial loans and leases decreased $1.3 billion, or 2%, from December 31, 2022 due to decreases in commercial and industrial loans and commercial leases, partially offset by increases in commercial construction loans and commercial mortgage loans. Commercial and industrial loans decreased $1.5 billion, or 3%, from December 31, 2022 primarily as a result of payoffs and decreased revolving line of credit utilization. Commercial leases decreased $80 million, or 3%, primarily as a result of a planned reduction in indirect non-relationship-based lease originations. Commercial construction loans increased $201 million, or 4%, from December 31, 2022 as draws on existing commitments and loan originations exceeded payoffs. Commercial mortgage loans increased $102 million, or 1%, from December 31, 2022 as loan originations exceeded payoffs.

Consumer loans decreased $522 million, or 1%, from December 31, 2022 primarily due to decreases in indirect secured consumer loans, residential mortgage loans and home equity, partially offset by an increase in other consumer loans. Indirect secured consumer loans decreased $1.1 billion, or 7%, from December 31, 2022 primarily driven by paydowns exceeding loan originations. Residential mortgage loans decreased $736 million, or 4%, from December 31, 2022 primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs and also had lower origination volumes. Home equity decreased $141 million, or 3%, from December 31, 2022 as payoffs exceeded loan originations and new advances. Other consumer loans increased $1.5 billion, or 31%, from December 31, 2022 primarily driven by originations of point-of-sale solar energy installation loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 15: Components of Average Loans and Leases (including average loans and leases held for sale)
	September 30, 2023		September 30, 2022
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$57,015	47%	$56,648	46%
Commercial mortgage loans	11,216	9	10,751	9
Commercial construction loans	5,540	5	5,557	5
Commercial leases	2,618	2	2,793	2
Total commercial loans and leases	$76,389	63%	$75,749	62%
Consumer loans:
Residential mortgage loans	18,019	15	19,870	16
Home equity	3,897	3	3,956	3
Indirect secured consumer loans	15,787	13	16,750	14
Credit card	1,808	1	1,756	2
Other consumer loans	6,366	5	3,819	3
Total consumer loans	$45,877	37%	$46,151	38%
Total average loans and leases	$122,266	100%	$121,900	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$121,630		$119,644

Average loans and leases, including average loans and leases held for sale, increased $366 million for the three months ended September 30, 2023 compared to the same period in the prior year driven by an increase in average commercial loans and leases, partially offset by a decrease in average consumer loans.

Average commercial loans and leases increased $640 million, or 1%, for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to increases in average commercial mortgage loans and average commercial and industrial loans, partially offset by a decrease in average commercial leases. Average commercial mortgage loans increased $465 million, or 4%, for the three months ended September 30, 2023 compared to the same period in the prior year as loan originations exceeded payoffs. Average commercial and industrial loans increased $367 million, or 1%, for the three months ended September 30, 2023 compared to the same period in the prior year primarily as a result of loan originations exceeding payoffs, partially offset by decreased revolving line of credit utilization. Average commercial leases decreased $175 million, or 6%, for the three months ended September 30, 2023 compared to the same period in the prior year primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average consumer loans decreased $274 million, or 1%, for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to decreases in average residential mortgage loans and average indirect secured consumer loans, partially offset by an increase in average other consumer loans. Average residential mortgage loans decreased $1.9 billion, or 9%, for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs and also had lower origination volumes. Average indirect secured consumer loans decreased $963 million, or 6%, for the three months ended September 30, 2023 compared to the same period in the prior year primarily driven by paydowns and lower originations. Average other consumer loans increased $2.5 billion, or 67%, for the three months ended September 30, 2023 compared to the same period in the prior year primarily driven by originations of point-of-sale solar energy installation loans.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $49.4 billion and $52.2 billion at September 30, 2023 and December 31, 2022, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 4.9 at September 30, 2023 compared to 5.4 at December 31, 2022.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading typically when bought and held principally for the purpose of selling them in the near term. At September 30, 2023, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt and other securities at both September 30, 2023 and December 31, 2022.

During the three and nine months ended September 30, 2023, the Bancorp recognized $1 million and $5 million, respectively, of impairment losses on its available-for-sale debt and other securities, included in securities gains (losses), net, in the Condensed Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions where the Bancorp has determined that it no longer intends to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
hold the securities until the recovery of their amortized cost bases. The Bancorp did not recognize impairment losses on its available-for-sale debt and other securities for both the three and nine months ended September 30, 2022.

At both September 30, 2023 and December 31, 2022, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during both the three and nine months ended September 30, 2023 and 2022.

The following table summarizes the end of period components of investment securities:

TABLE 16: Components of Investment Securities
As of ($ in millions)	September 30, 2023	December 31, 2022
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$3,680	2,683
Obligations of states and political subdivisions securities	2	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	11,743	12,604
Agency commercial mortgage-backed securities	29,055	29,824
Non-agency commercial mortgage-backed securities	4,922	5,235
Asset-backed securities and other debt securities	5,378	6,292
Other securities(a)	777	874
Total available-for-sale debt and other securities	$55,557	57,530
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$—	3
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$2	5
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$641	45
Obligations of states and political subdivisions securities	43	14
Agency residential mortgage-backed securities	7	8
Asset-backed securities and other debt securities	531	347
Total trading debt securities	$1,222	414
Total equity securities (fair value)	$250	317
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities decreased $2.0 billion from December 31, 2022 primarily due to decreases in asset-backed securities and other debt securities, agency residential mortgage-backed securities and agency commercial mortgage-backed securities, partially offset by increases in U.S. Treasury and federal agencies securities. Trading debt securities increased $808 million from December 31, 2022 primarily due to purchases of U.S. Treasury securities during the nine months ended September 30, 2023 related to the Bancorp’s management of collateral posted for derivative exposures.

On an amortized cost basis, available-for-sale debt and other securities were 28% and 30% of total interest-earning assets at September 30, 2023 and December 31, 2022, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.5 years and 6.8 years at September 30, 2023 and December 31, 2022, respectively. In addition, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.04% and 2.97% at September 30, 2023 and December 31, 2022, respectively.

Information presented in Table 17 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $7.7 billion and $6.0 billion at September 30, 2023 and December 31, 2022, respectively. The fair values of investment securities are impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Characteristics of Available-for-Sale Debt and Other Securities
As of September 30, 2023 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life after one year through five years	$2,777	2,651	2.8	3.73%
Average life after five years through ten years	903	811	5.2	2.42
Total	$3,680	3,462	3.4	3.40%
Obligations of states and political subdivisions securities:
Average life within one year	2	2	0.9	—
Total	$2	2	0.9	—%
Agency residential mortgage-backed securities:
Average life within one year	5	5	0.3	1.01
Average life after one year through five years	787	711	3.5	2.73
Average life after five years through ten years	9,832	8,327	8.3	3.05
Average life after ten years	1,119	833	11.5	2.96
Total	$11,743	9,876	8.3	3.02%
Agency commercial mortgage-backed securities:(a)
Average life within one year	43	41	0.9	2.99
Average life after one year through five years	8,772	7,915	3.6	2.75
Average life after five years through ten years	15,272	12,702	7.3	2.86
Average life after ten years	4,968	3,803	12.1	2.90
Total	$29,055	24,461	7.0	2.83%
Non-agency commercial mortgage-backed securities:
Average life within one year	121	118	0.7	3.58
Average life after one year through five years	2,711	2,529	2.3	3.24
Average life after five years through ten years	2,090	1,678	7.7	2.81
Total	$4,922	4,325	4.6	3.07%
Asset-backed securities and other debt securities:
Average life within one year	432	423	0.7	4.62
Average life after one year through five years	3,532	3,266	2.9	3.67
Average life after five years through ten years	1,325	1,213	5.8	4.13
Average life after ten years	89	88	12.9	6.27
Total	$5,378	4,990	3.6	3.91%
Other securities	777	777
Total available-for-sale debt and other securities	$55,557	47,893	6.5	3.04%
(a)Taxable-equivalent yield adjustments included in the above table are 0.18% and 0.03% for securities with an average life greater than 10 years and in total, respectively.

Other Short-Term Investments
Other short-term investments primarily include overnight interest-earning investments, including reserves held at the FRB and federal funds sold. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $18.9 billion at September 30, 2023, an increase of $10.6 billion from December 31, 2022. This increase was primarily attributable to the Bancorp’s decision to increase its liquidity position in response to conditions in the operating environment as of September 30, 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 77% and 76% of average total assets for the three months ended September 30, 2023 and 2022, respectively.

The following table presents the end of period components of deposits:

TABLE 18: Components of Deposits
	September 30, 2023		December 31, 2022
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$43,844	26%	$53,125	33%
Interest checking	53,421	32	51,653	32
Savings	20,195	12	23,469	14
Money market	33,492	20	28,220	17
Foreign office	168	—	182	—
Total transaction deposits	$151,120	90	$156,649	96
CDs $250,000 or less	10,306	6	3,809	2
Total core deposits	$161,426	96	$160,458	98
CDs over $250,000(a)	6,246	4	3,232	2
Total deposits	$167,672	100%	$163,690	100%
(a)Includes $5.4 billion and $3.1 billion of retail brokered certificates of deposit which are fully covered by FDIC insurance as of September 30, 2023 and December 31, 2022, respectively.

Core deposits increased $968 million, or 1%, from December 31, 2022 primarily due to an increase in CDs $250,000 or less, partially offset by a decrease in transaction deposits as a result of the higher interest rate environment. CDs $250,000 or less increased $6.5 billion from December 31, 2022 primarily due to higher offering rates. Transaction deposits decreased $5.5 billion, or 4%, from December 31, 2022 as decreases in demand deposits and savings deposits were partially offset by increases in money market deposits and interest checking deposits. In response to the higher interest rate environment, deposit balances have migrated, and are expected to continue to migrate, from noninterest-bearing products such as demand deposits into higher interest-bearing products such as money market accounts and CDs. Demand deposits decreased $9.3 billion, or 17%, from December 31, 2022 primarily as a result of balance migration into interest checking deposits and lower balances per customer account. Savings deposits decreased $3.3 billion, or 14%, from December 31, 2022 primarily as a result of lower balances per consumer customer account due to increased consumer spending, partially offset by higher balances per commercial customer account as a result of higher interest rates. Money market deposits increased $5.3 billion, or 19%, from December 31, 2022 primarily as a result of higher balances per consumer customer account due to higher offering rates. Interest checking deposits increased $1.8 billion, or 3%, from December 31, 2022 primarily as a result of commercial balance growth and balance migration from demand deposits, partially offset by lower balances per consumer customer account.

CDs over $250,000 increased $3.0 billion, or 93%, from December 31, 2022 primarily due to an increase in retail brokered CDs issued, which are utilized as a short-term funding source.

The following table presents the components of average deposits for the three months ended:

TABLE 19: Components of Average Deposits
	September 30, 2023		September 30, 2022
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$44,228	27%	$59,535	37%
Interest checking	53,109	32	42,574	27
Savings	20,511	12	23,814	15
Money market	32,072	19	29,066	18
Foreign office	168	—	206	—
Total transaction deposits	$150,088	90	$155,195	97
CDs $250,000 or less	9,630	6	2,048	1
Total core deposits	$159,718	96	$157,243	98
CDs over $250,000(a)	5,926	4	2,226	2
Total average deposits	$165,644	100%	$159,469	100%
(a)Includes $5.2 billion and $2.1 billion of retail brokered certificates of deposit which are fully covered by FDIC insurance for the three months ended September 30, 2023 and 2022, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
On an average basis, core deposits increased $2.5 billion, or 2%, for the three months ended September 30, 2023 compared to the same period in the prior year due to an increase in average CDs $250,000 or less, partially offset by a decrease in average transaction deposits. Average CDs $250,000 or less increased $7.6 billion for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to higher offering rates. Average transaction deposits decreased $5.1 billion, or 3%, for the three months ended September 30, 2023 compared to the same period in the prior year primarily driven by decreases in average demand deposits and average savings deposits, partially offset by increases in average interest checking deposits and average money market deposits. In response to the higher interest rate environment, average deposit balances have migrated, and are expected to continue to migrate, from noninterest-bearing products such as demand deposits into higher interest-bearing products such as money market accounts and CDs. Average demand deposits decreased $15.3 billion, or 26%, for the three months ended September 30, 2023 compared to the same period in the prior year primarily as a result of balance migration into interest checking deposits and lower average balances per customer account. Average savings deposits decreased $3.3 billion, or 14%, for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to lower average balances per consumer customer account due to increased consumer spending, partially offset by an increase in average balances per commercial customer account. Average interest checking deposits increased $10.5 billion, or 25%, for the three months ended September 30, 2023 compared to the same period in the prior year primarily as a result of average commercial balance growth and balance migration from demand deposits and money market deposits, partially offset by lower average balances per consumer customer account. Average money market deposits increased $3.0 billion, or 10%, for the three months ended September 30, 2023 compared to the same period in the prior year primarily as a result of higher average balances per consumer customer account, partially offset by balance migration into interest checking deposits.

Average CDs over $250,000 increased $3.7 billion for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to an increase in retail brokered CDs issued.

Contractual maturities
The contractual maturities of CDs as of September 30, 2023 are summarized in the following table:

TABLE 20: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$16,300
13-24 months	167
25-36 months	62
37-48 months	11
49-60 months	7
After 60 months	5
Total CDs	$16,552
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all FDIC requirements are met. All deposits that an account owner has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of September 30, 2023 and December 31, 2022, approximately $99.5 billion, or 59%, and $94.1 billion, or 58%, respectively, of the Bancorp’s domestic deposits were estimated to be insured. As of September 30, 2023 and December 31, 2022, approximately $68.0 billion and $69.4 billion, respectively, of the Bancorp’s domestic deposits were estimated to be uninsured. At September 30, 2023 and December 31, 2022, approximately $3.5 billion and $727 million, respectively, of the Bancorp’s time deposits were estimated to be not fully insured. The estimated uninsured portions of those time deposits were $1.9 billion and $306 million at September 30, 2023 and December 31, 2022, respectively. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 13% and 17% for the three months ended September 30, 2023 and 2022, respectively.

The following table summarizes the end of period components of borrowings:

TABLE 21: Components of Borrowings
As of ($ in millions)	September 30, 2023	December 31, 2022
Federal funds purchased	$205	180
Other short-term borrowings	4,594	4,838
Long-term debt	16,310	13,714
Total borrowings	$21,109	18,732

Total borrowings increased $2.4 billion, or 13%, from December 31, 2022 primarily due to an increase in long-term debt partially offset by a decrease in other short-term borrowings. Long-term debt increased $2.6 billion from December 31, 2022 primarily driven by the issuance of senior fixed-rate/floating-rate notes in July of 2023 totaling $1.25 billion and the issuance of asset-backed securities in August of 2023 totaling $1.5 billion related to an automobile loan securitization. Additionally, in September of 2023 the Bancorp obtained $1.5 billion in new FHLB advances that will mature in 2024, utilizing its existing borrowing capacity. These increases were partially offset by the redemptions or maturities of $1.3 billion of notes, $134 million of paydowns associated with loan securitizations and $188 million of fair value adjustments associated with hedged long-term debt during the nine months ended September 30, 2023. Other short-term borrowings decreased $244 million from December 31, 2022. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes components of average borrowings for the three months ended:

TABLE 22: Components of Average Borrowings
($ in millions)	September 30, 2023	September 30, 2022
Federal funds purchased	$181	607
Other short-term borrowings	4,126	7,436
Long-term debt	14,056	11,796
Total average borrowings	$18,363	19,839

Total average borrowings decreased $1.5 billion, or 7%, for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to decreases in average other short-term borrowings and average federal funds purchased, partially offset by an increase in average long-term debt. Average other short-term borrowings and average federal funds purchased decreased $3.3 billion and $426 million, respectively, for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to core deposit growth and increased long-term debt which reduced the need for short-term funding during the period. Average long-term debt increased $2.3 billion for the three months ended September 30, 2023 compared to the same period in the prior year primarily driven by issuances of senior fixed-rate/floating-rate notes in the second half of 2022 totaling $2.0 billion and the aforementioned issuances in 2023 totaling $2.75 billion. These increases were partially offset by redemptions or maturities of $1.3 billion of notes, $155 million of fair value adjustments associated with hedged long-term debt and $171 million of paydowns associated with loan securitizations since September 30, 2022. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets increased since December 31, 2022 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also increased since December 31, 2022 due to higher interest rates and modified assumptions. Thus, net interest income for asset-generating business segments was negatively impacted by the rates charged on assets while deposit-providing business segments were positively impacted during the nine months ended September 30, 2023.

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

The following table summarizes net income (loss) by business segment:

TABLE 23: Net Income (Loss) by Business Segment
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Commercial Banking	$718	369	2,009	1,026
Consumer and Small Business Banking	739	377	2,145	699
Wealth and Asset Management	79	56	226	125
General Corporate and Other	(876)	(149)	(2,561)	(141)
Net income	$660	653	1,819	1,709

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 24: Commercial Banking
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Income Statement Data
Net interest income (FTE)(a)	$1,012	596	3,017	1,676
Provision for (benefit from) credit losses	—	(2)	37	44
Noninterest income:
Commercial banking revenue	154	133	459	405
Service charges on deposits	95	90	275	285
Leasing business revenue	58	60	162	179
Other noninterest income	46	15	130	123
Noninterest expense:
Compensation and benefits	156	147	499	483
Leasing business expense	29	33	94	95
Other noninterest expense	293	260	923	783
Income before income taxes (FTE)	887	456	2,490	1,263
Applicable income tax expense(a)(b)	169	87	481	237
Net income	$718	369	2,009	1,026
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$72,028	72,086	73,142	70,123
Demand deposits	21,581	34,503	23,862	36,930
Interest checking deposits	34,313	18,495	30,629	20,086
Savings and money market deposits	5,265	5,615	5,094	6,212
Certificates of deposit	83	106	55	116
Foreign office deposits	168	206	151	157
(a)Includes FTE adjustments of $5 and $2 for the three months ended September 30, 2023 and 2022, respectively, and $11 and $7 for the nine months ended September 30, 2023 and 2022, respectively.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis slection of MD&A for additional information.

Net income was $718 million and $2.0 billion for the three and nine months ended September 30, 2023, respectively, compared to $369 million and $1.0 billion for the same periods in the prior year. The increases for the three and nine months ended September 30, 2023 were primarily driven by increases in net interest income on an FTE basis and noninterest income, partially offset by increases in noninterest expense.

Net interest income on an FTE basis increased $416 million and $1.3 billion for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in yields on commercial loans and leases as well as increases in FTP credit rates on deposits. These positive impacts were partially offset by increases in FTP charge rates on commercial loans and leases as well as increases in rates paid on and average balances of interest checking deposits and increases in rates paid on average savings and money market deposits.

The provision for credit losses was immaterial and $37 million for the three and nine months ended September 30, 2023, respectively, compared to the benefit from credit losses of $2 million and the provision for credit losses of $44 million for the three and nine months ended September 30, 2022, respectively. The provision for credit losses was immaterial for the three months ended September 30, 2023 as an allocated benefit from credit losses related to commercial criticized assets was offset by net charge-offs. The decrease in provision for credit losses for the nine months ended September 30, 2023 compared to the same period in the prior year was primarily driven by an increase in allocated benefit from credit losses related to commercial criticized assets, partially offset by an increase in net charge-offs. Annualized net charge-offs as a percent of average portfolio loans and leases were 12 bps and 13 bps for the three and nine months ended September 30, 2023, respectively, compared to 16 bps and 13 bps for the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest income increased $55 million and $34 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2023 was primarily driven by increases in other noninterest income and commercial banking revenue. The increase for the nine months ended September 30, 2023 was primarily driven by increases in commercial banking revenue and other noninterest income, partially offset by decreases in leasing business revenue. Commercial banking revenue increased $21 million and $54 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in loan syndication fees, foreign exchange fees and institutional brokerage revenue, partially offset by decreases in contract revenue from commercial customer derivatives. The increase for the three months ended September 30, 2023 was also driven by an increase in corporate bond fees. Other noninterest income increased $31 million and $7 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily driven by decreases in net securities losses. The increase for the nine months ended September 30, 2023 was partially offset by a decrease in private equity investment income. Leasing business revenue decreased $17 million for the nine months ended September 30, 2023 compared to the same period in the prior year primarily driven by a decrease in leasing business solutions revenue related to the disposition of LaSalle Solutions during the second quarter of 2022 as well as a decrease in lease remarketing fees.

Noninterest expense increased $38 million and $155 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense and compensation and benefits. Other noninterest expense increased $33 million and $140 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in allocated expenses and FDIC insurance and other taxes. The increases in allocated expenses were primarily related to cash management services and information technology support services. Compensation and benefits increased $9 million and $16 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in base compensation.

Average commercial loans and leases decreased $58 million and increased $3.0 billion for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2023 was primarily due to decreases in average commercial and industrial loans and average commercial leases, partially offset by an increase in average commercial mortgage loans. The increase for the nine months ended September 30, 2023 was primarily due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans, partially offset by a decrease in average commercial leases. Average commercial and industrial loans decreased for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to payoffs and decreased revolving line of credit utilization. Average commercial and industrial loans increased for the nine months ended September 30, 2023 compared to the same period in the prior year primarily as a result of loan originations exceeding payoffs. Average commercial mortgage loans increased for the three and nine months ended September 30, 2023 compared to the same periods in the prior year as loan originations exceeded payoffs. Average commercial construction loans increased for the nine months ended September 30, 2023 compared to the same period in the prior year as loan originations exceeded payoffs. Average commercial leases decreased for the three and nine months ended September 30, 2023 compared to the same periods in the prior year primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average deposits increased $2.5 billion and decreased $3.7 billion for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2023 was primarily due to an increase in average interest checking deposits, partially offset by a decrease in average demand deposits. The decrease for the nine months ended September 30, 2023 was primarily due to decreases in average demand deposits and average savings and money market deposits, partially offset by an increase in average interest checking deposits. Average demand deposits decreased $12.9 billion and $13.1 billion for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily as a result of balance migration into interest checking deposits and lower average balances per customer account. Average interest checking deposits increased $15.8 billion and $10.5 billion for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily as a result of higher average balances per customer and balance migration from demand deposits and money market deposits. Average savings and money market deposits decreased $1.1 billion for the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to balance migration into interest checking deposits and lower average balances per customer account. Lower average commercial customer account balances in demand deposits and savings and money market deposits for the nine months ended September 30, 2023 included the impact of deliberate runoff during the second quarter of 2022 of certain higher cost commercial deposits.

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

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 25: Consumer and Small Business Banking
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Income Statement Data
Net interest income	$1,390	833	4,016	1,981
Provision for credit losses	105	34	221	93
Noninterest income:
Card and processing revenue	78	79	231	231
Mortgage banking net revenue	57	69	184	151
Wealth and asset management revenue	53	52	159	154
Service charges on deposits	55	53	159	164
Other noninterest income	31	33	86	86
Noninterest expense:
Compensation and benefits	217	207	663	630
Net occupancy and equipment expense	63	58	188	175
Card and processing expense	19	19	57	54
Other noninterest expense	325	324	992	930
Income before income taxes	$935	477	2,714	885
Applicable income tax expense	196	100	569	186
Net income	$739	377	2,145	699
Average Balance Sheet Data
Consumer loans, including held for sale	$43,017	43,187	43,176	43,066
Commercial loans	2,987	1,868	2,742	1,603
Demand deposits	21,620	23,606	22,163	23,705
Interest checking deposits	11,750	15,111	12,647	15,418
Savings and money market deposits	42,697	43,521	41,857	43,220
Certificates of deposit	10,240	2,235	7,980	2,417
Net income was $739 million and $2.1 billion for the three and nine months ended September 30, 2023, respectively, compared to $377 million and $699 million for the same periods in the prior year. The increase for the three months ended September 30, 2023 was primarily driven by an increase in net interest income, partially offset by increases in provision for credit losses and noninterest expense as well as a decrease in noninterest income. The increase for the nine months ended September 30, 2023 was primarily driven by increases in net interest income and noninterest income, partially offset by increases in provision for credit losses and noninterest expense.

Net interest income increased $557 million and $2.0 billion for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily due to increases in FTP credit rates on deposits as well as increases in yields on and average balances of loans. These positive impacts were partially offset by increases in FTP charge rates on loans as well as increases in rates paid on deposits.

Provision for credit losses increased $71 million and $128 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily due to increases in net charge-offs on commercial and industrial loans, other consumer loans, indirect secured consumer loans and credit card. Annualized net charge-offs as a percent of average portfolio loans and leases increased to 90 bps and 65 bps for the three and nine months ended September 30, 2023, respectively, compared to 32 bps and 30 bps for the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest income decreased $12 million and increased $33 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2023 was primarily driven by a decrease in mortgage banking net revenue. The increase for the nine months ended September 30, 2023 was primarily driven by an increase in mortgage banking net revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense increased $16 million and $111 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The increases for the three and nine months ended September 30, 2023 were primarily driven by increases in compensation and benefits and net occupancy and equipment expense. The increase for the nine months ended September 30, 2023 also included an increase in other noninterest expense. Compensation and benefits expense increased $10 million and $33 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2023 was primarily driven by an increase in base compensation. The increase for the nine months ended September 30, 2023 was primarily driven by the incremental impact of acquired businesses and the impact of raising the Bancorp’s minimum wage in the third quarter of 2022, partially offset by a decrease in incentive compensation. Net occupancy and equipment expense increased $5 million and $13 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily due to increases in allocated occupancy costs. Other noninterest expense increased $62 million for the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to increases in allocated expenses, FDIC insurance and other taxes and marketing expense. The increase in allocated expenses was primarily related to information technology support services. These increases were partially offset by decreases in loan servicing expenses related to the Bancorp’s sales of certain government-guaranteed residential mortgage loans that were previously in forbearance programs and serviced by a third party.

Average consumer loans decreased $170 million and increased $110 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2023 was primarily due to decreases in average residential mortgage loans and average indirect secured consumer loans, partially offset by an increase in average other consumer loans. The increase for the nine months ended September 30, 2023 was primarily due to an increase in average other consumer loans, partially offset by decreases in average residential mortgage loans and average indirect secured consumer loans. Average other consumer loans increased for the three and nine months ended September 30, 2023 compared to the same periods in the prior year primarily driven by originations of point-of-sale energy installation loans. Average residential mortgage loans decreased for the three and nine months ended September 30, 2023 compared to the same periods in the prior year primarily due to decreases in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs and also had lower origination volumes. Average indirect secured consumer loans decreased for the three and nine months ended September 30, 2023 compared to the same periods in the prior year primarily driven by paydowns and lower originations. Average commercial loans increased $1.1 billion for both the three and nine months ended September 30, 2023 compared to the same periods in the prior year primarily driven by increases in average commercial and industrial loans and average commercial mortgage loans as loan originations exceeded payoffs.

Average deposits increased $1.8 billion and decreased $113 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2023 was primarily driven by an increase in average certificates of deposit, partially offset by decreases in average interest checking deposits, average demand deposits and average savings and money market deposits. The decrease for the nine months ended September 30, 2023 was primarily driven by decreases in average interest checking deposits, average demand deposits and average savings and money market deposits, partially offset by an increase in average certificates of deposit. Average interest checking deposits decreased $3.4 billion and $2.8 billion, average demand deposits decreased $2.0 billion and $1.5 billion and average savings and money market deposits decreased $824 million and $1.4 billion for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily as a result of lower average balances per customer account due to increased consumer spending and balance migration into certificates of deposit. Average certificates of deposit increased $8.0 billion and $5.6 billion for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily due to higher offering rates. In response to the higher interest rate environment, deposit balances have migrated, and are expected to continue to migrate, from noninterest-bearing products to higher interest-bearing products.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 26: Wealth and Asset Management
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Income Statement Data
Net interest income	$98	79	294	167
Provision for credit losses	1	—	1	—
Noninterest income:
Wealth and asset management revenue	137	132	410	407
Other noninterest income	2	2	5	5
Noninterest expense:
Compensation and benefits	53	54	169	166
Other noninterest expense	82	88	254	255
Income before income taxes	$101	71	285	158
Applicable income tax expense	22	15	59	33
Net income	$79	56	226	125
Average Balance Sheet Data
Loans and leases, including held for sale	$4,388	4,512	4,427	4,383
Deposits	10,634	12,258	11,253	13,020

Net income was $79 million and $226 million for the three and nine months ended September 30, 2023, respectively, compared to $56 million and $125 million for the same periods in the prior year. The increases for the three and nine months ended September 30, 2023 were primarily driven by increases in net interest income and noninterest income. The increase for the three months ended September 30, 2023 was also impacted by a decrease in noninterest expense.

Net interest income increased $19 million and $127 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in FTP credit rates on deposits as well as increases in yields on average loans and leases. These positive impacts were partially offset by increases in rates paid on average deposits and increases in FTP charge rates on loans and leases for the three and nine months ended September 30, 2023 compared to the same periods in the prior year.

Noninterest income increased $5 million and $3 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year due to increases in wealth and asset management revenue, primarily driven by increases in private client service fees.

Noninterest expense decreased $7 million for the three months ended September 30, 2023 compared to the same period in the prior year primarily driven by a decrease in other noninterest expense which was primarily the result of a decrease in allocated expenses related to operational support and settlement services.

Average loans and leases decreased $124 million and increased $44 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2023 was primarily driven by decreases in average other consumer loans and average commercial and industrial loans as payoffs exceeded loan production, partially offset by an increase in average commercial mortgage loans as a result of higher loan production. The increase for the nine months ended September 30, 2023 was primarily driven by increases in average commercial mortgage loans and average residential mortgage loans as a result of higher loan production.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Average deposits decreased $1.6 billion and $1.8 billion for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily driven by decreases in average interest checking deposits and average demand deposits as a result of lower average balances per customer account, partially offset by an increase in average savings and money market deposits.

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

Net interest income on an FTE basis decreased $1.0 billion and $3.1 billion for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily driven by increases in FTP credits on deposits allocated to the business segments, increases in interest expense on long-term debt and deposits and decreases in interest income on loans and leases. These negative impacts were partially offset by increases in FTP charges to the business segments on loans and leases as well as increases in interest income on investment securities and other short-term investments. The increases in both FTP credits and FTP charges allocated to the business segments were driven by increases in market interest rates. Under the Bancorp’s internal reporting methodology, the Bancorp insulates the business segments from interest rate risk associated with fixed-rate lending by transferring this risk to General Corporate and Other through the FTP methodology. As a result, the amount of FTP credits on deposits earned by the business segments has increased at a faster pace than the amount of allocated FTP charges on loans and leases. If market interest rates remain at current levels, the FTP charges to the business segments for loans and leases will increase over time as fixed-rate loans mature and are replaced with new originations.

The provision for credit losses decreased $113 million and $45 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily driven by the impact of allocations to the business segments.

Noninterest income increased $40 million for the nine months ended September 30, 2023 primarily driven by the recognition of net securities gains compared to net securities losses during the same period in the prior year, partially offset by an increase in the loss on the swap associated with the sale of Visa, Inc. Class B shares.

Noninterest expense decreased $25 million and $15 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily driven by the impact of increases in corporate overhead allocations from General Corporate and Other to the other business segments, partially offset by an increase in compensation and benefits. Compensation and benefits increased for the three months ended September 30, 2023 primarily driven by an increase in base compensation and increased for the nine months ended September 30, 2023 primarily driven by higher non-qualified deferred compensation expense and severance expense.

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

Overview
Longer-term interest rates increased throughout the third quarter of 2023 as economic growth accelerated and the U.S. Treasury indicated that it would begin the process of issuing a higher proportion of debt with longer-term maturities in 2024. At the September 2023 FOMC meeting, FRB officials said a “soft landing” is the goal but is secondary to restoring price stability. Resilient consumer demand has supported the soft landing narrative in financial markets and has led the market to reflect the expected higher-for-longer monetary policy into market interest rates. With monetary policy at a restrictive level, the FOMC has transitioned to a data-dependent approach where future monetary policy decisions will be based on the strength of the economic data.

The downside risks to the economic outlook continue to increase as persistent inflation above the FRB’s 2% target may force the FOMC to keep interest rates higher for longer. The rise in longer-term rates during the third quarter of 2023 has the potential to adversely impact asset prices and economic activity. Heightened geopolitical tensions may also lead to increased economic uncertainty and volatility as well as higher commodity prices, reversing some of the easing seen recently in headline inflation. Against this backdrop, tighter liquidity in the banking sector is limiting the supply of credit in the economy. Over time, these factors may adversely impact business investment, job growth and consumer spending which could lead to a recession.

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

The Bancorp is closely monitoring various economic factors and their impacts on commercial borrowers, including, but not limited to, the level of inflation, higher-for-longer interest rates, labor and supply chain issues, volatility and changes in consumer discretionary spending patterns, including debt and default levels. The Bancorp maintains focus on disciplined client selection, adherence to underwriting policy and attention to concentrations.

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

TABLE 27: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	September 30, 2023			December 31, 2022
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$12,205	19,802	4	11,275	17,938	25
Financial services and insurance	10,138	21,638	—	9,927	20,674	—
Manufacturing	10,044	20,383	58	11,024	21,174	88
Business services	6,290	10,871	58	5,971	10,240	4
Healthcare	5,784	8,173	8	5,576	7,838	28
Wholesale trade	5,307	10,367	7	5,538	10,620	4
Accommodation and food	4,319	7,113	24	4,340	7,028	10
Retail trade	4,106	10,156	88	4,495	10,570	9
Communication and information	3,154	6,498	—	3,428	6,944	—
Mining	3,125	6,212	—	3,634	6,811	—
Construction	2,757	6,496	11	2,945	6,265	15
Transportation and warehousing	2,460	4,519	4	2,621	4,664	2
Utilities	2,035	3,955	—	1,862	4,172	—
Entertainment and recreation	1,646	3,070	8	1,729	3,053	67
Other services	1,138	1,619	6	1,088	1,484	9
Agribusiness	370	578	—	456	651	—
Public administration	212	328	4	343	451	1
Individuals	28	77	1	76	117	—
Other	—	—	—	61	62	1
Total	$75,118	141,855	281	76,389	140,756	263
By Loan Size:
Less than $1 million	4%	3	20	4	3	17
$1 million to $5 million	7	7	10	7	6	12
$5 million to $10 million	5	4	4	5	4	17
$10 million to $25 million	13	11	36	14	12	28
$25 million to $50 million	25	23	—	23	22	26
Greater than $50 million	46	52	30	47	53	—
Total	100%	100	100	100	100	100
By State:
California	10%	9	6	9	8	3
Texas	9	9	4	9	9	9
Illinois	9	8	8	9	9	30
Ohio	8	11	5	9	11	8
Florida	7	7	44	7	7	6
New York	6	6	—	6	6	—
Michigan	5	5	4	5	5	5
Georgia	4	4	1	4	4	1
Indiana	3	3	1	3	3	—
Tennessee	3	3	1	3	3	2
North Carolina	3	2	1	3	2	2
South Carolina	3	2	1	2	2	—
Other	30	31	24	31	31	34
Total	100%	100	100	100	100	100

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

TABLE 28: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of September 30, 2023 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$52	344	3,867
Commercial mortgage nonowner-occupied loans	—	16	4,465
Total	$52	360	8,332

TABLE 29: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2022 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$63	533	3,566
Commercial mortgage nonowner-occupied loans	4	65	4,510
Total	$67	598	8,076

The Bancorp views nonowner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 30: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of September 30, 2023 ($ in millions)					For the three months ended September 30, 2023	For the nine months ended September 30, 2023
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Illinois	$1,337	1,635	—	2	—	—
Florida	1,200	2,073	—	—	—	—
Ohio	1,147	1,580	—	—	—	—
South Carolina	954	1,165	—	—	—	—
Michigan	777	1,137	—	—	—	—
Texas	698	1,360	—	—	—	—
California	682	1,169	—	—	—	—
Georgia	449	851	—	—	—	—
All other states	3,176	5,295	—	—	—	—
Total	$10,420	16,265	—	2	—	—
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 31: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of September 30, 2022 ($ in millions)					For the three months ended September 30, 2022	For the nine months ended September 30, 2022
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Illinois	$1,510	1,709	—	24	—	—
Florida	1,168	1,902	—	—	—	—
Ohio	1,076	1,465	—	—	—	—
South Carolina	770	960	—	—	—	—
Michigan	868	1,146	—	—	—	—
Texas	822	1,357	—	—	—	—
California	581	923	—	—	—	—
Georgia	405	889	—	—	—	—
All other states	3,395	5,137	—	1	—	3
Total	$10,595	15,488	—	25	—	3
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

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $523 million of ARM loans will have rate resets during the next twelve months. Of these resets, substantially all are expected to experience an increase in rate, with an average increase of approximately 1.81%. Underlying characteristics of these borrowers are relatively strong with a weighted average origination DTI of 35% and weighted average origination LTV of 72%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 32: Residential Mortgage Portfolio Loans by LTV at Origination
	September 30, 2023		December 31, 2022
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,923	62.6%	$12,395	61.9%
LTV > 80%, with mortgage insurance(a)	3,002	95.1	3,092	94.7
LTV > 80%, no mortgage insurance	2,368	91.2	2,141	90.5
Total	$17,293	72.2%	$17,628	71.3%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 33: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of September 30, 2023 ($ in millions)				For the three months ended September 30, 2023	For the nine months ended September 30, 2023
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs	Net (Recoveries) Charge-offs
By State:
Ohio	$521	—	8	—	—
Illinois	472	1	4	—	—
Florida	425	—	2	—	(1)
Indiana	174	—	2	—	—
Michigan	167	—	2	—	—
North Carolina	163	—	1	—	—
Kentucky	127	—	1	—	—
All other states	319	—	5	—	—
Total	$2,368	1	25	—	(1)

TABLE 34: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of September 30, 2022 ($ in millions)				For the three months ended September 30, 2022	For the nine months ended September 30, 2022
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs	Net (Recoveries) Charge-offs
By State:
Ohio	$532	—	10	—	—
Illinois	477	1	5	—	—
Florida	392	—	3	—	(1)
Indiana	167	—	2	—	—
Michigan	173	—	1	—	—
North Carolina	166	—	—	—	—
Kentucky	128	—	1	—	—
All other states	323	—	6	—	—
Total	$2,358	1	28	—	(1)

Home equity portfolio
The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 30% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 9% of the balances mature before 2025.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 36 and Table 37. Of the total $3.9 billion of outstanding home equity loans:
•76% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Illinois, Indiana and Kentucky as of September 30, 2023;
•35% are in senior lien positions and 65% are in junior lien positions at September 30, 2023;
•76% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended September 30, 2023; and
•The portfolio had a weighted average refreshed FICO score of 750 at September 30, 2023.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 35: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	September 30, 2023		December 31, 2022
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$110	3%	$122	3%
FICO 660-719	186	4	205	5
FICO ≥ 720	1,088	28	1,262	31
Total senior liens	$1,384	35%	$1,589	39%
Junior Liens:
FICO ≤ 659	209	5	211	5
FICO 660-719	445	12	433	11
FICO ≥ 720	1,860	48	1,806	45
Total junior liens	$2,514	65%	$2,450	61%
Total	$3,898	100%	$4,039	100%

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

TABLE 36: Home Equity Portfolio Loans Outstanding by LTV at Origination
	September 30, 2023		December 31, 2022
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,222	51.0%	$1,395	52.1%
LTV > 80%	162	88.9	194	88.8
Total senior liens	$1,384	55.7%	$1,589	56.8%
Junior Liens:
LTV ≤ 80%	1,716	65.1	1,628	65.6
LTV > 80%	798	88.8	822	89.2
Total junior liens	$2,514	73.1%	$2,450	74.1%
Total	$3,898	66.8%	$4,039	67.2%

The following tables provide an analysis of home equity portfolio loans outstanding by state with a LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 37: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of September 30, 2023 ($ in millions)					For the three months ended September 30, 2023	For the nine months ended September 30, 2023
	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs	Net (Recoveries) Charge-offs
By State:
Ohio	$294	818	—	6	—	—
Illinois	147	349	—	3	—	(1)
Michigan	143	402	—	2	—	—
Indiana	95	252	—	2	—	—
Florida	84	205	—	2	—	—
Kentucky	81	214	—	1	—	—
All other states	116	302	—	3	—	—
Total	$960	2,542	—	19	—	(1)

TABLE 38: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of September 30, 2022 ($ in millions)					For the three months ended September 30, 2022	For the nine months ended September 30, 2022
	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual	Net (Recoveries) Charge-offs	Net (Recoveries) Charge-offs
By State:
Ohio	$318	865	—	8	—	(1)
Illinois	168	370	1	4	—	(1)
Michigan	163	441	—	3	(1)	(1)
Indiana	98	259	—	2	—	—
Florida	75	185	—	2	—	—
Kentucky	84	220	—	1	—	—
All other states	112	293	—	3	—	—
Total	$1,018	2,633	1	23	(1)	(3)

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $12.3 billion of automobile loans and $3.1 billion of indirect motorcycle, powersport, recreational vehicle and marine loans as of September 30, 2023. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 39: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2023		December 31, 2022
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$204	1%	$248	1%
FICO 660-719	3,209	21	3,564	22
FICO ≥ 720	12,021	78	12,740	77
Total	$15,434	100%	$16,552	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 40: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	September 30, 2023		December 31, 2022
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$11,321	79.6%	$12,087	79.6%
LTV > 100%	4,113	110.3	4,465	110.5
Total	$15,434	87.7%	$16,552	87.9%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV greater than 100% at origination:

TABLE 41: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100% at Origination
As of ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Three Months Ended	Net Charge-offs for the Nine Months Ended
September 30, 2023	$4,113	—	15	9	27
September 30, 2022	4,460	7	9	6	14

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, 71% and 72%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Given the variable nature of the credit card portfolio, interest rate increases impact this product and it is regularly monitored to ensure the portfolio remains within the Bancorp’s risk tolerance.

The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination as of:

TABLE 42: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2023		December 31, 2022
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$73	4%	$80	4%
FICO 660-719	509	28	528	28
FICO ≥ 720	1,235	68	1,266	68
Total	$1,817	100%	$1,874	100%

Other consumer portfolio loans
Other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network, point-of-sale solar energy installation and home improvement loans originated through a network of contractors and installers, and other point-of-sale loans originated or purchased in connection with third-party companies. Loans originated in connection with one third-party point-of-sale company are impacted by certain credit loss protection coverage provided by that company. The Bancorp discontinued origination of new loans with this third-party company in September 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 43: Other Consumer Portfolio Loans Outstanding by Product Type
	September 30, 2023		December 31, 2022
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Point-of-sale, primarily solar energy installation	$4,191	64%	$2,297	46%
Third-party point-of-sale	942	14	1,262	25
Other secured	884	14	909	18
Unsecured	511	8	530	11
Total	$6,528	100%	$4,998	100%

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

Nonperforming assets were $618 million at September 30, 2023 compared to $539 million at December 31, 2022. Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.51% and 0.44% at September 30, 2023 and December 31, 2022, respectively. Nonaccrual loans and leases secured by real estate were 36% of nonaccrual loans and leases as of September 30, 2023 compared to 42% as of December 31, 2022.

Portfolio commercial nonaccrual loans and leases were $281 million at September 30, 2023, an increase of $18 million from December 31, 2022. Portfolio consumer nonaccrual loans were $289 million at September 30, 2023, an increase of $37 million from December 31, 2022. Refer to Table 45 for a rollforward of portfolio nonaccrual loans and leases.

OREO and other repossessed property was $42 million and $24 million at September 30, 2023 and December 31, 2022, respectively. The Bancorp recognized losses of $7 million and $8 million on the transfer, sale or write-down of OREO properties for the three and nine months ended September 30, 2023, respectively. The Bancorp recognized an immaterial amount of losses on the transfer, sale or write-down of OREO properties for both the three and nine months ended September 30, 2022.

For the three and nine months ended September 30, 2023, approximately $13 million and $35 million, respectively, of interest income would have been recognized if the nonaccrual portfolio loans and leases had been current in accordance with their contractual terms compared to $9 million and $24 million for the same periods in the prior year. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 44: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	September 30, 2023	December 31, 2022
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$262	215
Commercial mortgage loans	18	40
Commercial construction loans	—	8
Commercial leases	1	—
Residential mortgage loans	127	124
Home equity	58	67
Indirect secured consumer loans	31	29
Credit card	32	27
Other consumer loans	41	5
Total nonaccrual portfolio loans and leases(a)	$570	515
OREO and other repossessed property(c)	42	24
Total nonperforming portfolio loans and leases and OREO	$612	539
Nonaccrual loans held for sale	6	—
Total nonperforming assets	$618	539
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$3	11
Commercial leases	—	2
Residential mortgage loans(b)	6	7
Home equity	—	1
Credit card	20	18
Other consumer loans	—	1
Total portfolio loans and leases 90 days past due and still accruing	$29	40
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.51%	0.44
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.47	0.42
ACL as a percent of nonperforming portfolio loans and leases	443	468
ACL as a percent of nonperforming portfolio assets	413	447
(a)Includes $17 and $15 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of September 30, 2023 and December 31, 2022, respectively.
(b)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $143 as of September 30, 2023 and $212 as of December 31, 2022. The Bancorp recognized losses of $1 and an immaterial amount for the three months ended September 30, 2023 and 2022, respectively, and $2 for both the nine months ended September 30, 2023 and 2022, due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)Includes $21 and $10 of branch-related real estate no longer intended to be used for banking purposes as of September 30, 2023 and December 31, 2022, respectively.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 45: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$263	124	128	515
Transfers to nonaccrual status	359	52	276	687
Transfers to accrual status	(59)	(21)	(69)	(149)
Transfers to held for sale	(10)	—	—	(10)
Loan paydowns/payoffs	(138)	(25)	(48)	(211)
Transfers to OREO	—	(6)	(8)	(14)
Charge-offs	(140)	—	(117)	(257)
Draws/other extensions of credit	6	3	—	9
Balance, end of period	$281	127	162	570

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 46: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2022 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$337	33	128	498
Transfers to nonaccrual status	194	120	97	411
Transfers to accrual status	(2)	(22)	(52)	(76)
Transfers to held for sale	(23)	—	—	(23)
Loan paydowns/payoffs	(117)	(15)	(41)	(173)
Transfers to OREO	—	(3)	—	(3)
Charge-offs	(95)	—	(23)	(118)
Draws/other extensions of credit	4	2	—	6
Balance, end of period	$298	115	109	522

Analysis of Net Loan Charge-offs
Net charge-offs were 41 bps and 21 bps of average portfolio loans and leases for the three months ended September 30, 2023 and 2022, respectively, and were 32 bps and 18 bps of average portfolio loans and leases for the nine months ended September 30, 2023 and 2022, respectively. Table 47 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 34 bps and 22 bps during the three and nine months ended September 30, 2023, respectively, compared to 17 bps and 14 bps during the same periods in the prior year primarily due to increases in net charge-offs on commercial and industrial loans of $31 million and $51 million for the three and nine months ended September 30, 2023, respectively.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans increased to 53 bps and 48 bps during the three and nine months ended September 30, 2023, respectively, compared to 28 bps and 26 bps during the same periods in the prior year primarily due to increases in net charge-offs on other consumer loans of $16 million and $45 million for the three and nine months ended September 30, 2023, respectively, and increases in net charge-offs on indirect secured consumer loans of $9 million and $25 million for the three and nine months ended September 30, 2023, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 47: Summary of Credit Loss Experience
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Losses charged-off:
Commercial and industrial loans	$(70)	(46)	(138)	(91)
Commercial mortgage loans	—	—	(1)	—
Commercial construction loans	—	—	(1)	(3)
Commercial leases	—	(1)	—	(1)
Residential mortgage loans	(1)	(1)	(3)	(2)
Home equity	(2)	(2)	(6)	(7)
Indirect secured consumer loans	(27)	(18)	(75)	(48)
Credit card	(19)	(15)	(59)	(51)
Other consumer loans(a)	(39)	(21)	(106)	(56)
Total losses charged-off	$(158)	(104)	(389)	(259)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$5	12	11	15
Commercial mortgage loans	—	—	1	1
Commercial construction loans	—	1	—	1
Commercial leases	1	2	1	2
Residential mortgage loans	1	2	3	4
Home equity	2	3	5	9
Indirect secured consumer loans	8	8	27	25
Credit card	4	3	13	12
Other consumer loans(a)	13	11	36	31
Total recoveries of losses previously charged-off	$34	42	97	100
Net losses charged-off:
Commercial and industrial loans	$(65)	(34)	(127)	(76)
Commercial mortgage loans	—	—	—	1
Commercial construction loans	—	1	(1)	(2)
Commercial leases	1	1	1	1
Residential mortgage loans	—	1	—	2
Home equity	—	1	(1)	2
Indirect secured consumer loans	(19)	(10)	(48)	(23)
Credit card	(15)	(12)	(46)	(39)
Other consumer loans	(26)	(10)	(70)	(25)
Total net losses charged-off	$(124)	(62)	(292)	(159)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.45%	0.24	0.29	0.18
Commercial mortgage loans	—	(0.01)	0.01	(0.01)
Commercial construction loans	—	(0.08)	0.03	0.05
Commercial leases	(0.08)	(0.12)	(0.05)	(0.05)
Total commercial loans and leases	0.34%	0.17	0.22	0.14
Residential mortgage loans	—	(0.02)	—	(0.02)
Home equity	0.03	(0.08)	0.02	(0.07)
Indirect secured consumer loans	0.47	0.24	0.39	0.18
Credit card	3.25	2.69	3.43	3.02
Other consumer loans	1.67	1.10	1.58	1.07
Total consumer loans	0.53%	0.28	0.48	0.26
Total net losses charged-off as a percent of average portfolio loans and leases	0.41%	0.21	0.32	0.18
(a)The Bancorp recorded $8 and $26 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and nine months ended September 30, 2023, respectively, compared to $8 and $23 for the three and nine months ended September 30, 2022, respectively.

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

At both September 30, 2023 and December 31, 2022, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger near-term growth outlook while the less favorable outlook (Downside) depicted a moderate recession.

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

September 30, 2023 ACL
The ACL as of September 30, 2023 was impacted by several factors, including decreases in specific reserves on individually evaluated commercial and industrial loans and lower period-end loan and lease balances, partially offset by deterioration in the economic forecast. As of September 30, 2023, the Bancorp’s economic scenarios included estimates of the expected impacts of the changes in economic conditions caused by inflationary and high interest rate pressures and the ongoing Russia-Ukraine conflict. At September 30, 2023, the Bancorp assigned an 80% probability weighting to the Baseline scenario and 10% to each of the Upside and Downside scenarios.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Baseline scenario assumed average annualized real GDP growth for 2023 at 2.0% with the forecast decreasing to 1.3% in 2024 and rebounding to 2.3% in 2025. The Baseline scenario also assumed an average unemployment rate of 3.6% for the remainder of 2023, increasing to an average of 4.0% for 2024 and an average of 4.2% in 2025. Relative to the target federal funds rate, the Baseline scenario assumed no further increases in 2023, with the target rate peaking at 5.3% in the third quarter of 2023. The Baseline scenario assumed an average federal funds rate of 5.1% in 2024, decreasing to 4.2% in 2025. Lastly, the Baseline scenario included a moderately cautious outlook for corporate profits, at an average percentage change from a year ago of (3.5%) for 2023, recovering to an average of 1.7% and 2.3% in 2024 and 2025, respectively. The Upside scenario assumed that, on an average annual basis, the change in real GDP would be 2.2% in 2023, increasing to 3.2% in 2024 and decreasing to an average of 2.5% in 2025. The Upside scenario also assumed an unemployment rate at an annual average of 3.5% and 3.1% in 2023 and 2024, respectively, slightly increasing back to 3.5% in 2025. In the Upside scenario, the forecast for the federal funds rate was generally consistent with the Baseline scenario. The Upside scenario also assumed a contraction in corporate profits to an average percentage change from a year ago of (3.2%) in 2023, recovering to an average of 4.1% in 2024, and continuing to increase to an average of 5.1% in 2025. The Downside scenario assumed that the U.S. economy falls into a recession in the fourth quarter of 2023. The Downside scenario assumed average annualized real GDP growth for 2023 at 1.8%, declining to an average of (1.7%) in 2024 and recovering to an average of 1.4% in 2025. The Downside scenario unemployment rate peaks at an average of 7.7% in the fourth quarter of 2024 and decreases to an average of 7.2% in 2025. In the Downside scenario, the forecast for the federal funds rate included a similar assumption as the Baseline scenario for 2023, followed by a decrease to an average target rate of 3.8% in 2024 and 1.4% in 2025. Lastly, the Downside scenario assumed a significant decrease in corporate profits at an average percentage change from a year ago of (7.0%) for 2023, further contracting at a rate of (20.0%) in 2024 and recovering to an average of 7.1% in 2025.

The Bancorp’s quantitative credit loss models are sensitive to changes in economic forecast assumptions over the reasonable and supportable forecast period. Applying a 100% probability weighting to the Downside scenario rather than using the probability-weighted three scenario approach would result in an increase in the quantitative ACL of approximately $2.4 billion. This sensitivity calculation only reflects the impact of changing the probability weighting of the scenarios in the quantitative credit loss models and excludes any additional considerations associated with the qualitative component of the ACL that might be warranted if probability weights were adjusted.

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 48: Changes in Allowance for Credit Losses
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
ALLL:
Balance, beginning of period	$2,327	2,014	2,194	1,892
Impact of adoption of ASU 2022-02(b)	—	—	(49)	—
Losses charged-off(a)	(158)	(104)	(389)	(259)
Recoveries of losses previously charged-off(a)	34	42	97	100
Provision for loan and lease losses	137	147	487	366
Balance, end of period	$2,340	2,099	2,340	2,099
Reserve for unfunded commitments:
Balance, beginning of period	$207	188	216	182
(Benefit from) provision for the reserve for unfunded commitments	(18)	11	(27)	17
Balance, end of period	$189	199	189	199
(a)The Bancorp recorded $8 and $26 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and nine months ended September 30, 2023, respectively, compared to $8 and $23 for the three and nine months ended September 30, 2022, respectively.
(b)Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 49: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	September 30, 2023	December 31, 2022
Attributed ALLL:
Commercial and industrial loans	$828	776
Commercial mortgage loans	276	246
Commercial construction loans	67	90
Commercial leases	16	15
Residential mortgage loans	155	245
Home equity	109	133
Indirect secured consumer loans	241	187
Credit card	229	254
Other consumer loans	419	248
Total ALLL	$2,340	2,194
Portfolio loans and leases:
Commercial and industrial loans	$55,790	57,232
Commercial mortgage loans	11,122	11,020
Commercial construction loans	5,582	5,433
Commercial leases	2,624	2,704
Residential mortgage loans(a)	17,293	17,628
Home equity	3,898	4,039
Indirect secured consumer loans	15,434	16,552
Credit card	1,817	1,874
Other consumer loans	6,528	4,998
Total portfolio loans and leases	$120,088	121,480
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.48%	1.36
Commercial mortgage loans	2.48	2.23
Commercial construction loans	1.20	1.66
Commercial leases	0.61	0.55
Residential mortgage loans	0.90	1.39
Home equity	2.80	3.29
Indirect secured consumer loans	1.56	1.13
Credit card	12.60	13.55
Other consumer loans	6.42	4.96
Total ALLL as a percent of portfolio loans and leases	1.95%	1.81
Total ACL as a percent of portfolio loans and leases	2.11	1.98
(a)Includes residential mortgage loans measured at fair value of $113 at September 30, 2023 and $123 at December 31, 2022.

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

As of September 30, 2023, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel ramped increases and decreases in interest rates. Policy limits are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over twelve months. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates.

In order to recognize the risk of noninterest-bearing demand deposit balance migration or attrition in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes additional attrition of approximately $600 million of demand deposit balances over a period of 24 months for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $600 million of incremental growth in noninterest-bearing deposit balances over 24 months for each 100 bps decrease in short-term market interest rates. The incremental balance attrition and growth are modeled to flow into and out of funding products that reprice in conjunction with short-term market rate changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp’s interest-bearing deposit rates will change for a given change in short-term market rates. The Bancorp utilizes dynamic deposit beta models to adjust assumed repricing sensitivity depending on market rate levels. The dynamic beta models were developed utilizing the Bancorp’s performance during prior interest rate cycles. Since the beginning of the current tightening cycle, the Bancorp’s actual cumulative interest-bearing deposit beta through September 30, 2023 was approximately 50% as repricing has been similar to what was experienced in prior interest rate cycles. Using the dynamic beta models, the Bancorp’s NII sensitivity modeling assumes weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of 78% for both a 100 bps and 200 bps increase in rates. In the event of rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped parallel scenarios of 68% and 67% for a 100 bps and 200 bps decrease in rates, respectively. In falling rate scenarios, deposit rate floors are utilized to ensure modeled deposit rates will not become negative. NII simulation modeling assumes no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles. In addition, modeled and forecasted deposit migration from low-beta deposit products to more rate-sensitive deposit products in the rising rate scenarios contribute additional beta of 10%-20%, resulting in an effective beta of 90+% in the Bancorp’s baseline NII sensitivity profile. Future actual performance will be dependent on market conditions, the level of competition for deposits and the magnitude of continued interest rate increases. The Bancorp provides sensitivity analysis in Tables 51 and 52 for key assumptions related to its deposit modeling, including beta and DDA balance performance.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 50: Estimated NII Sensitivity Profile and ALCO Policy Limits
	September 30, 2023				September 30, 2022
	% Change in NII (FTE)		ALCO Policy Limit		% Change in NII (FTE)		ALCO Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(3.27)%	(4.73)	(4.00)	(6.00)	(2.36)	(2.13)	(4.00)	(6.00)
+100 Ramp over 12 months	(1.62)	(2.25)	N/A	N/A	(1.66)	(1.20)	N/A	N/A
-100 Ramp over 12 months	0.61	0.27	N/A	N/A	N/A	N/A	N/A	N/A
-200 Ramp over 12 months	0.91	(0.18)	(8.00)	(12.00)	(3.53)	(9.79)	(8.00)	(12.00)

Table 50 presents the change in estimated net interest income for 12 month and 13-24 month horizons for alternative interest rate scenarios relative to the net interest income projection for a static rate scenario for those same time horizons. As previously mentioned, these numbers do not represent a forecast, but are instead risk measures that are monitored to evaluate the consolidated interest rate risk position of the Bancorp. At September 30, 2023, the Bancorp’s NII sensitivity in the rising-rate scenarios is negative in years one and two as interest expense is expected to increase more than interest income due to deposit repricing and balance migration estimates given the high interest rate environment. The Bancorp’s NII simulation projects an increase in NII in year one and a decrease in NII in year two under the parallel 200 bps ramp decrease in interest rates. The NII increase in year one is driven by deposits repricing faster than earning assets. However, in year two, some deposits have reached their floors but assets continue to reprice down generating less NII. The changes in the estimated NII sensitivity profile compared to September 30, 2022 were primarily attributable to higher market interest rates driving higher expected betas combined with deposit mix to higher beta products.

Tables 51 and 52 provide the sensitivity of the Bancorp’s estimated NII profile at September 30, 2023 to changes to certain deposit balance and deposit repricing sensitivity (beta) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of September 30, 2023:

TABLE 51: Estimated NII Sensitivity Profile at September 30, 2023 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(4.38)%	(5.86)	(2.16)	(3.61)
+100 Ramp over 12 months	(2.64)	(3.22)	(0.60)	(1.28)
-100 Ramp over 12 months	(0.22)	(0.40)	1.45	0.94
-200 Ramp over 12 months	0.17	(0.70)	1.65	0.34
The following table includes the Bancorp’s estimated NII sensitivity profile with a 10% increase and a 10% decrease to the corresponding deposit beta assumptions as of September 30, 2023:

TABLE 52: Estimated NII Sensitivity Profile at September 30, 2023 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 10% Higher(a)		Betas 10% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(4.33)%	(6.70)	(1.74)	(1.95)
+100 Ramp over 12 months	(2.15)	(3.22)	(0.85)	(0.87)
-100 Ramp over 12 months	1.10	1.15	(0.04)	(0.90)
-200 Ramp over 12 months	1.88	1.55	(0.38)	(2.47)
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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 53: Estimated EVE Sensitivity Profile
	September 30, 2023		September 30, 2022
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(5.92)%	(12.00)	(7.97)	(12.00)
+100 Shock	(2.39)	N/A	(3.75)	N/A
-100 Shock	1.88	N/A	N/A	N/A
-200 Shock	2.21	(12.00)	0.58	(12.00)

The EVE sensitivity is negative in a +200 bps rising-rate scenario and positive in a -200 bps falling-rate scenario at September 30, 2023. The changes in the estimated EVE sensitivity profile from September 30, 2022 were primarily related to higher dynamic betas due to the increase in market interest rates which was largely offset by the shortening of the investment portfolio duration and increased levels of cash and other short-term investments.

While an instantaneous shift in spot interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
time horizon (e.g., the current fiscal year). Further, EVE does not account for factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate or exacerbate the impact of changes in interest rates. The NII simulations and EVE analyses do not necessarily include certain actions that management may undertake to manage risk in response to actual changes in interest rates.

The Bancorp regularly evaluates its exposures to a static balance sheet forecast, basis risks relative to the Prime Rate and various SOFR terms, yield curve twist risks and embedded options risks. In addition, the impacts on NII on an FTE basis and EVE of extreme changes in interest rates are modeled, wherein the Bancorp employs the use of yield curve shocks and environment-specific scenarios.

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

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 54: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of September 30, 2023 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(5)	1.2	3.06%	SOFR
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	10,000	(2)	7.7	3.06	SOFR
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	2	1.3	0.99	SOFR
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	(2)	8.3	2.25	SOFR
Interest rate swaps related to long-term debt – fair value – receive-fixed	5,955	(63)	5.1	5.18	SOFR
Total interest rate swaps	$31,955	(70)
Interest rate floors related to C&I loans – cash flow – receive-fixed	$3,000	—	1.2	2.25	SOFR
(a)Forward starting swaps will become effective on various dates between October 2023 and February 2025.

TABLE 55: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2022 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(76)	1.0	3.02%	1 ML
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	11,000	22	8.3	3.05	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	(25)	2.1	0.99	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	5	9.1	3.50	1 ML
Interest rate swaps related to long-term debt – fair value – receive-fixed	5,955	(69)	5.9	5.18	1 ML / 3 ML / SOFR
Total interest rate swaps	$32,955	(143)
Interest rate floors related to C&I loans – cash flow – receive-fixed	$3,000	4	2.0	2.25	1 ML
(a)Forward starting swaps will become effective on various dates between February 2023 and February 2025.

Additionally, as part of its overall risk management strategy relative to its residential mortgage banking activities, the Bancorp enters into forward contracts accounted for as free-standing derivatives to economically hedge IRLCs that are also considered free-standing derivatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Bancorp economically hedges its exposure to residential mortgage loans held for sale through the use of forward contracts and mortgage options as well. Refer to the Residential Mortgage Servicing Rights and Price Risk section for the discussion of the use of derivatives to economically hedge this exposure.

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

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.8 billion and $1.7 billion at September 30, 2023 and December 31, 2022, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for more information on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2023 and December 31, 2022 was $1.2 billion and $1.0 billion, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and potential future exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

Liquidity risk is monitored and managed for both Fifth Third Bancorp and its subsidiaries. The Bancorp (parent company) receives substantially all of its liquidity from dividends from its subsidiaries, primarily Fifth Third Bank, National Association. Subsidiary dividends are supplemented with term debt to enable the Bancorp to maintain sufficient liquidity to meet its cash obligations, including debt service and scheduled maturities, common and preferred dividends, unfunded commitments to subsidiaries and other planned capital actions in the form of share repurchases. Liquidity resources are more limited at the Bancorp, making its liquidity position more susceptible to market disruptions. Bancorp liquidity is assessed using a cash coverage horizon, ensuring the entity maintains sufficient liquidity to withstand a period of sustained market disruption while meeting its anticipated obligations over an extended stressed horizon.

The Bancorp’s ALCO, which includes senior management representatives and is accountable to the ERMC, monitors and manages liquidity and funding risk within Board-approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a liquidity risk management function as part of ERM that provides independent oversight of liquidity risk management.

Sources of Funds
The Bancorp’s primary sources of funds include revenue from noninterest income as well as cash flows from loan and lease repayments, payments from securities related to sales and maturities, the sale or securitization of loans and leases and funds generated by core deposits, in addition to the use of public and private debt offerings.

Of the $47.9 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at September 30, 2023, $4.2 billion in principal and interest is expected to be received in the next 12 months and an additional $7.4 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to pledge, sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans and other consumer loans (including point-of-sale solar energy installation loans) are also capable of being securitized or sold. For the three and nine months ended September 30, 2023, the Bancorp sold or securitized loans and leases totaling $3.3 billion and $5.9 billion, respectively, compared to $4.0 billion and $10.6 billion during the three and nine months ended September 30, 2022, respectively. For further information, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 85% of its average total assets for both the three and nine months ended September 30, 2023 compared to 85% and 88% for the three and nine months ended September 30, 2022, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2023, the Board of Directors authorized $10.0 billion of debt or other securities for issuance, of which $8.75 billion of debt or other securities were available for issuance as of September 30, 2023. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. The Bancorp issued and sold fixed-rate/floating-rate senior notes of $1.25 billion in July of 2023 as further discussed in Note 16 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of September 30, 2023, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $20.9 billion was available for issuance. Additionally, at September 30, 2023, the Bank had approximately $59.6 billion of borrowing capacity available through secured borrowing sources, including the FRB (through the Bank Term Funding Program and the Discount Window) and the FHLB.

In a securitization transaction that occurred in August of 2023, the Bancorp transferred $1.74 billion in aggregate automobile loans to a bankruptcy remote trust which subsequently issued approximately $1.58 billion of asset-backed notes, of which approximately $79 million were retained by the Bancorp, resulting in approximately $1.5 billion of outstanding notes included in long-term debt in the Condensed Consolidated Balance Sheets as of September 30, 2023. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp. Refer to Note 12 and Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information.

Current Liquidity Position
The Bancorp maintains a strong liquidity profile driven by strong core deposit funding and over $100 billion in current available liquidity. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for more information regarding the Bancorp’s deposit portfolio characteristics. The Bancorp is managing liquidity prudently in the current environment and maintains a liquidity profile focused on core deposit and stable long-term funding sources, while supplementing with a variety of secured and unsecured wholesale funding sources across the maturity spectrum, which allows for the effective management of concentration and rollover risk. The Bancorp’s investment portfolio remains highly concentrated in liquid and readily marketable instruments and is a significant source of secured borrowing capacity. As part of its liquidity management activities, the Bancorp maintains collateral at its secured funding providers to ensure immediate availability of funding. Additionally, the Bancorp executes periodic test trades to assess the operational processes associated with its secured funding sources, including the Discount Window and the Bank Term Funding Program.

As of September 30, 2023, the Bancorp (parent company) has sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 29 months.

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

TABLE 56: Agency Ratings
As of November 7, 2023	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Negative	Stable	Stable	Stable

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

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The Bancorp’s modified CECL transition amount became subject to the phase-out provisions of the final rule on January 1, 2022, and will be fully phased-out by January 1, 2025. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at September 30, 2023 was an increase in capital of approximately $249 million. On a fully phased-in basis, the Bancorp’s CET1 capital ratio would be reduced by 13 bps as of September 30, 2023.

On July 27, 2023, the U.S. banking agencies released a notice of proposed rulemaking to revise the Basel III Capital Rules, which would replace its existing risk-based capital framework for large banks with a new framework that implements international capital standards. The proposed rulemaking would increase capital requirements applicable to banking organizations with total assets of $100 billion or more, including Fifth Third, and would align the calculation of regulatory capital and the calculation of risk-weighted assets across large banking organizations. As proposed, the rules would be effective for the Bancorp on July 1, 2025 and phased in over a three-year transition period. The Bancorp is in the process of evaluating this proposed rulemaking and assessing its potential impact.

On August 29, 2023, the U.S. banking agencies issued a notice of proposed rulemaking to require that certain banking organizations with $100 billion or more in consolidated assets, including Fifth Third, comply with certain long-term debt requirements at the holding company and insured depository institution levels. These proposed requirements are intended to absorb losses in the event of the failure of a banking organization. As proposed, the rules would be phased in over a three-year period after their effective date. The Bancorp is in the process of evaluating this proposed rulemaking and assessing its potential impact.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the Bancorp’s capital ratios as of:

TABLE 58: Capital Ratios
($ in millions)	September 30, 2023	December 31, 2022
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	8.30%	8.18
Tangible equity as a percent of tangible assets(a)(b)	8.46	8.31
Tangible common equity as a percent of tangible assets(a)(b)	7.49	7.30
Regulatory capital:(c)
CET1 capital	$16,510	15,670
Tier 1 capital	18,626	17,786
Total regulatory capital	22,111	21,606
Risk-weighted assets	168,433	168,909
Regulatory capital ratios:(c)
CET1 capital	9.80%	9.28
Tier 1 risk-based capital	11.06	10.53
Total risk-based capital	13.13	12.79
Leverage	8.85	8.56
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.
(c)Regulatory capital ratios as of both September 30, 2023 and December 31, 2022 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

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

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.35 and $0.33 for the three months ended September 30, 2023 and 2022, respectively, and $1.01 and $0.93 for the nine months ended September 30, 2023 and 2022, respectively. Pursuant to the Bancorp’s Board-approved capital plan, during the first quarter of 2023, the Bancorp entered into and settled an accelerated share repurchase transaction in the amount of $200 million. Refer to Note 17 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity. The Bancorp did not enter into an ASR transaction during the third quarter of 2023. The Bancorp does not currently expect to repurchase any common stock, except pursuant to employee compensation plans, during the fourth quarter of 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the monthly share repurchase activity for the three months ended September 30, 2023:

TABLE 59: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
July 1 - July 31, 2023	17,204	$26.71	—	32,115,811
August 1 - August 31, 2023	55,538	28.03	—	32,115,811
September 1 - September 30, 2023	1,401	26.88	—	32,115,811
Total	74,143	$27.70	—	32,115,811
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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	September 30,	December 31,
($ in millions, except share data)	2023	2022
Assets
Cash and due from banks	$2,837	3,466
Other short-term investments(a)	18,923	8,351
Available-for-sale debt and other securities(b)	47,893	51,503
Held-to-maturity securities(c)	2	5
Trading debt securities	1,222	414
Equity securities	250	317
Loans and leases held for sale(d)	614	1,007
Portfolio loans and leases(a)(e)	120,088	121,480
Allowance for loan and lease losses(a)	(2,340)	(2,194)
Portfolio loans and leases, net	117,748	119,286
Bank premises and equipment(f)	2,303	2,187
Operating lease equipment	480	627
Goodwill	4,919	4,915
Intangible assets	136	169
Servicing rights	1,822	1,746
Other assets(a)	13,818	13,459
Total Assets	$212,967	207,452
Liabilities
Deposits:
Noninterest-bearing deposits	$43,844	53,125
Interest-bearing deposits	123,828	110,565
Total deposits	167,672	163,690
Federal funds purchased	205	180
Other short-term borrowings	4,594	4,838
Accrued taxes, interest and expenses	1,834	1,822
Other liabilities(a)	5,808	5,881
Long-term debt(a)	16,310	13,714
Total Liabilities	$196,423	190,125
Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	2,116	2,116
Capital surplus	3,733	3,684
Retained earnings	22,747	21,689
Accumulated other comprehensive loss	(6,839)	(5,110)
Treasury stock(g)	(7,264)	(7,103)
Total Equity	$16,544	17,327
Total Liabilities and Equity	$212,967	207,452
(a)Includes $59 and $17 of other short-term investments, $1,728 and $185 of portfolio loans and leases, $(27) and $(2) of ALLL, $11 and $2 of other assets, $15 and $9 of other liabilities, and $1,553 and $118 of long-term debt from consolidated VIEs that are included in their respective captions above at September 30, 2023 and December 31, 2022, respectively. For further information, refer to Note 12.
(b)Amortized cost of $55,557 and $57,530 at September 30, 2023 and December 31, 2022, respectively.
(c)Fair value of $2 and $5 at September 30, 2023 and December 31, 2022, respectively.
(d)Includes $497 and $600 of residential mortgage loans held for sale measured at fair value at September 30, 2023 and December 31, 2022, respectively.
(e)Includes $113 and $123 of residential mortgage loans measured at fair value at September 30, 2023 and December 31, 2022, respectively.
(f)Includes $22 and $24 of bank premises and equipment held for sale at September 30, 2023 and December 31, 2022, respectively.
(g)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2023 – 680,989,701 (excludes 242,902,880 treasury shares), December 31, 2022 – 683,385,880 (excludes 240,506,701 treasury shares).
(h)500,000 shares of no par value preferred stock were authorized at both September 30, 2023 and December 31, 2022. There were 422,000 unissued shares of undesignated no par value preferred stock at both September 30, 2023 and December 31, 2022. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both September 30, 2023 and December 31, 2022. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both September 30, 2023 and December 31, 2022. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except share data)	2023	2022	2023	2022
Interest Income
Interest and fees on loans and leases	$1,899	1,315	5,445	3,377
Interest on securities	444	414	1,320	1,077
Interest on other short-term investments	186	31	348	58
Total interest income	2,529	1,760	7,113	4,512
Interest Expense
Interest on deposits	844	112	1,977	147
Interest on federal funds purchased	2	3	13	4
Interest on other short-term borrowings	52	43	198	56
Interest on long-term debt	193	104	514	273
Total interest expense	1,091	262	2,702	480
Net Interest Income	1,438	1,498	4,411	4,032
Provision for credit losses	119	158	460	383
Net Interest Income After Provision for Credit Losses	1,319	1,340	3,951	3,649
Noninterest Income
Commercial banking revenue	154	134	461	406
Wealth and asset management revenue	145	141	434	430
Service charges on deposits	149	143	431	449
Card and processing revenue	104	105	310	306
Mortgage banking net revenue	57	69	184	152
Leasing business revenue	58	60	162	179
Other noninterest income	55	59	152	195
Securities gains (losses), net	(7)	(38)	3	(84)
Securities losses, net – non-qualifying hedges on mortgage servicing rights	—	(1)	—	(2)
Total noninterest income	715	672	2,137	2,031
Noninterest Expense
Compensation and benefits	629	605	2,036	1,900
Technology and communications	115	106	347	306
Net occupancy expense	84	74	248	225
Equipment expense	37	36	110	108
Marketing expense	35	35	96	87
Leasing business expense	29	33	94	95
Card and processing expense	21	21	63	59
Other noninterest expense	238	257	756	721
Total noninterest expense	1,188	1,167	3,750	3,501
Income Before Income Taxes	846	845	2,338	2,179
Applicable income tax expense	186	192	519	470
Net Income	660	653	1,819	1,709
Dividends on preferred stock	37	22	100	78
Net Income Available to Common Shareholders	$623	631	1,719	1,631
Earnings per share - basic	$0.91	0.91	2.51	2.37
Earnings per share - diluted	$0.91	0.91	2.50	2.34
Average common shares outstanding - basic	684,224,277	689,278,078	684,090,872	688,617,910
Average common shares outstanding - diluted	687,059,147	694,592,855	687,661,319	695,207,279

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Net Income	$660	653	1,819	1,709
Other Comprehensive (Loss) Income, Net of Tax:
Net unrealized losses on available-for-sale debt securities:
Unrealized holding losses arising during period	(1,218)	(2,129)	(1,252)	(5,564)
Reclassification adjustment for net losses (gains) included in net income	—	—	1	(2)
Net unrealized losses on cash flow hedge derivatives:
Unrealized holding losses arising during period	(527)	(530)	(664)	(840)
Reclassification adjustment for net losses (gains) included in net income	72	(3)	185	(109)
Defined benefit pension plans, net:
Net actuarial loss arising during the year	—	(1)	—	(2)
Reclassification of amounts to net periodic benefit costs	—	1	1	4
Other comprehensive loss, net of tax	(1,673)	(2,662)	(1,729)	(6,513)
Comprehensive Income (Loss)	$(1,013)	(2,009)	90	(4,804)

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at June 30, 2022	$2,051	2,116	3,636	20,818	(2,644)	(7,007)	18,970
Net income				653			653
Other comprehensive loss, net of tax					(2,662)		(2,662)
Cash dividends declared:
Common stock ($0.33 per share)				(230)			(230)
Preferred stock:
Series I ($414.06 per share)				(8)			(8)
Series J ($343.62 per share)				(4)			(4)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			24			3	27
Balance at September 30, 2022	$2,051	2,116	3,660	21,219	(5,306)	(7,004)	16,736

Balance at June 30, 2023	$2,051	2,116	3,708	22,366	(5,166)	(7,266)	17,809
Net income				660			660
Other comprehensive loss, net of tax					(1,673)		(1,673)
Cash dividends declared:
Common stock ($0.35 per share)				(242)			(242)
Preferred stock:
Series H ($547.63 per share)				(13)			(13)
Series I ($414.06 per share)				(7)			(7)
Series J ($553.61 per share)				(7)			(7)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			25			2	27
Balance at September 30, 2023	$2,051	2,116	3,733	22,747	(6,839)	(7,264)	16,544

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
Balance at December 31, 2021	$2,051	2,116	3,624	20,236	1,207	(7,024)	22,210
Net income				1,709			1,709
Other comprehensive loss, net of tax					(6,513)		(6,513)
Cash dividends declared:
Common stock ($0.93 per share)				(648)			(648)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($1,242.18 per share)				(23)			(23)
Series J ($814.49 per share)				(10)			(10)
Series K ($928.13 per share)				(9)			(9)
Series L ($843.75 per share)				(12)			(12)
Class B, Series A ($45.00 per share)				(9)			(9)
Impact of stock transactions under stock compensation plans, net			36			20	56
Balance at September 30, 2022	$2,051	2,116	3,660	21,219	(5,306)	(7,004)	16,736

Balance at December 31, 2022	$2,051	2,116	3,684	21,689	(5,110)	(7,103)	17,327
Impact of cumulative effect of change in accounting principle(a)				37			37
Balance at January 1, 2023	$2,051	2,116	3,684	21,726	(5,110)	(7,103)	17,364
Net income				1,819			1,819
Other comprehensive loss, net of tax					(1,729)		(1,729)
Cash dividends declared:
Common stock ($1.01 per share)				(698)			(698)
Preferred stock:
Series H ($1,185.13 per share)				(29)			(29)
Series I ($1,242.18 per share)				(22)			(22)
Series J ($1,570.07 per share)				(19)			(19)
Series K ($928.13 per share)				(9)			(9)
Series L ($843.75 per share)				(12)			(12)
Class B, Series A ($45.00 per share)				(9)			(9)
Shares acquired for treasury						(201)	(201)
Impact of stock transactions under stock compensation plans, net			49			40	89
Balance at September 30, 2023	$2,051	2,116	3,733	22,747	(6,839)	(7,264)	16,544
(a)Related to the adoption of ASU 2022-02 as of January 1, 2023. Refer to Note 3 for additional information.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the nine months ended September 30,
($ in millions)	2023	2022
Operating Activities
Net income	$1,819	1,709
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	460	383
Depreciation, amortization and accretion	347	324
Stock-based compensation expense	141	137
Benefit from deferred income taxes	(117)	(19)
Securities (gains) losses, net	(6)	90
MSR fair value adjustment	6	(217)
Net gains on sales of loans and fair value adjustments on loans held for sale	(20)	(77)
Net gains on disposition and impairment of bank premises and equipment and operating lease equipment	(4)	(6)
Proceeds from sales of loans held for sale	3,934	10,328
Loans originated or purchased for sale, net of repayments	(3,464)	(8,380)
Dividends representing return on equity investments	35	32
Net change in:
Equity and trading debt securities	(129)	66
Other assets	(577)	507
Accrued taxes, interest and expenses and other liabilities	12	(522)
Net Cash Provided by Operating Activities	2,437	4,355
Investing Activities
Proceeds from sales:
AFS securities and other investments	2,718	4,242
Loans and leases	197	155
Bank premises and equipment	3	1
Proceeds from repayments / maturities of AFS and HTM securities and other investments	3,214	3,770
Purchases:
AFS securities and other investments	(4,795)	(28,521)
Bank premises and equipment	(365)	(240)
MSRs	(25)	(208)
Proceeds from settlement of BOLI	12	37
Proceeds from sales and dividends representing return of equity investments	64	61
Net cash received for divestitures	—	46
Net cash paid on acquisitions	—	(917)
Net change in:
Other short-term investments	(10,572)	27,981
Portfolio loans and leases	829	(7,425)
Operating lease equipment	65	(79)
Net Cash Used in Investing Activities	(8,655)	(1,097)
Financing Activities
Net change in deposits	3,982	(8,033)
Net change in other short-term borrowings and federal funds purchased	(133)	5,329
Dividends paid on common and preferred stock	(784)	(700)
Proceeds from long-term debt issuances/advances	4,283	2,003
Repayment of long-term debt	(1,507)	(1,702)
Repurchases of treasury stock and related forward contract	(200)	—
Other	(52)	(81)
Net Cash Provided by (Used in) Financing Activities	5,589	(3,184)
(Decrease) Increase in Cash and Due from Banks	(629)	74
Cash and Due from Banks at Beginning of Period	3,466	2,994
Cash and Due from Banks at End of Period	$2,837	3,068

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income and changes in equity for the three and nine months ended September 30, 2023 and 2022 and the cash flows for the nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2022 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the nine months ended September 30:

($ in millions)	2023	2022
Cash Payments:
Interest	$2,554	487
Income taxes	496	124

Transfers:
Portfolio loans and leases to loans and leases held for sale	$281	105
Loans and leases held for sale to portfolio loans and leases	5	406
Portfolio loans and leases to OREO	9	5
Bank premises and equipment to OREO	29	22

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$56	102
Net (reductions) additions to lease liabilities under finance leases	(6)	29

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standards Adopted in 2023
The Bancorp adopted the following new accounting standards during the nine months ended September 30, 2023:

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

Significant Accounting Standards Issued but Not Yet Adopted
The following significant accounting standards were issued but not yet adopted by the Bancorp as of September 30, 2023:

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
ASU 2023-02 – Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
In March 2023, the FASB issued ASU 2023-02, which expands the permitted usage of the proportional amortization method to include additional tax credit investment programs beyond qualifying LIHTC structures if certain conditions are met. The amended guidance permits entities to make elections to apply the proportional amortization method on a program-by-program basis for qualifying programs and also makes certain amendments to measurement and disclosure guidance. The amended disclosure guidance applies to all investments within programs where the proportional amortization method has been elected, including investments within those programs which do not meet the criteria to permit application of the proportional amortization method. The amended guidance is effective for the Bancorp on January 1, 2024, with early adoption permitted, and is to be applied on a modified retrospective or retrospective basis, except for certain provisions affecting the measurement of existing LIHTC investments which may be applied prospectively. The Bancorp plans to adopt the amended guidance on January 1, 2024 on a modified retrospective basis and does not expect the adoption of the proportional amortization method to have a material impact on its Condensed Consolidated Financial Statements.

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

In March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law. The LIBOR Act offers a federal solution for transitioning legacy instruments that lack sufficient provisions addressing LIBOR’s cessation by outlining a uniform process to govern the transition from LIBOR to a replacement rate. The FRB issued final regulations to carry out the terms of the LIBOR Act, which became effective on February 27, 2023. Under the LIBOR Act and the related regulations, three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% was designated as the replacement reference rate for instruments that previously referenced three-month U.S. dollar LIBOR. As of September 30, 2023, substantially all contracts have transitioned to alternative reference rates, either under existing contract terms or under the provisions of the LIBOR Act. Additionally, all remaining LIBOR-based exposures, including derivative contracts, loans, preferred stock and long-term debt, will transition to appropriate alternative reference rates at the time of the next repricing event. Refer to Note 16 and Note 17 for additional information about certain exposures which were transitioned to an alternative reference rate.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
•Home equity loans and lines of credit are placed on nonaccrual status if principal or interest has been in default for 90 days or more. Home equity loans and lines of credit that have been in default for 60 days or more are also placed on nonaccrual status if the senior lien has been in default 120 days or more.
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

Nonaccrual loans and leases may be returned to accrual status when all delinquent principal and interest payments become current in accordance with the loan agreement and the remaining principal and interest payments are reasonably assured of repayment in accordance with the contractual terms of the loan agreement, or when the loan is both well-secured and in the process of collection. Nonaccrual loans that have been modified for a borrower experiencing financial difficulty may not be returned to accrual status unless such loans have sustained repayment performance of six months or more and are reasonably assured of repayment in accordance with the modified terms. Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower may be returned to accrual status twelve months or more after discharge provided there is a sustained payment history after bankruptcy and collectability is reasonably assured for all remaining contractual payments.

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
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

September 30, 2023 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$3,680	1	(219)	3,462
Obligations of states and political subdivisions securities	2	—	—	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	11,743	—	(1,867)	9,876
Agency commercial mortgage-backed securities	29,055	—	(4,594)	24,461
Non-agency commercial mortgage-backed securities	4,922	—	(597)	4,325
Asset-backed securities and other debt securities	5,378	3	(391)	4,990
Other securities(a)	777	—	—	777
Total available-for-sale debt and other securities	$55,557	4	(7,668)	47,893
Held-to-maturity securities:
Asset-backed securities and other debt securities	$2	—	—	2
Total held-to-maturity securities	$2	—	—	2
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $281, $494 and $2, respectively, at September 30, 2023, that are carried at cost.

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

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	September 30, 2023	December 31, 2022
Trading debt securities	$1,222	414
Equity securities	250	317

The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $150 million and $131 million at September 30, 2023 and December 31, 2022, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

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

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Available-for-sale debt and other securities:
Realized gains	$1	3	34	15
Realized losses	—	(3)	(30)	(12)
Impairment losses	(1)	—	(5)	—
Net realized (losses) gains on available-for-sale debt and other securities	$—	—	(1)	3
Trading debt securities:
Net realized losses	—	(1)	—	(2)
Net unrealized gains	—	—	2	11
Net trading debt securities gains (losses)	$—	(1)	2	9
Equity securities:
Net realized gains	2	1	3	1
Net unrealized losses	(9)	(39)	(1)	(99)
Net equity securities gains (losses)	$(7)	(38)	2	(98)
Total gains (losses) recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$(7)	(39)	3	(86)
(a)Excludes $2 and $3 of net securities gains for the three and nine months ended September 30, 2023, respectively, and $1 and $4 of net securities losses for the three and nine months ended September 30, 2022, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These gains and losses are included in commercial banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

The Bancorp recognized impairment losses on available-for-sale debt and other securities of $1 million and $5 million during the three and nine months ended September 30, 2023, respectively. These losses were included in securities gains (losses), net, in the Condensed Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions where the Bancorp has determined that it no longer intends to hold the securities until the recovery of their amortized cost bases. The Bancorp did not recognize impairment losses on its available-for-sale debt and other securities for both the three and nine months ended September 30, 2022.

At both September 30, 2023 and December 31, 2022, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during both the three and nine months ended September 30, 2023 and 2022.

At September 30, 2023 and December 31, 2022, investment securities with a fair value of $23.8 billion and $11.0 billion, respectively, were pledged to secure borrowing capacity, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of September 30, 2023 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$170	166	—	—
Due after 1 year through 5 years	15,597	14,333	—	—
Due after 5 years through 10 years	28,864	24,235	—	—
Due after 10 years	10,149	8,382	2	2
Other securities	777	777	—	—
Total	$55,557	47,893	2	2
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

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
U.S. Treasury and federal agencies securities	$735	(7)	2,077	(212)	2,812	(219)
Agency residential mortgage-backed securities	154	(15)	9,721	(1,852)	9,875	(1,867)
Agency commercial mortgage-backed securities	5,392	(787)	19,069	(3,807)	24,461	(4,594)
Non-agency commercial mortgage-backed securities	134	(9)	4,134	(588)	4,268	(597)
Asset-backed securities and other debt securities	367	(23)	4,219	(368)	4,586	(391)
Total	$6,782	(841)	39,220	(6,827)	46,002	(7,668)
December 31, 2022
U.S. Treasury and federal agencies securities	$2,400	(188)	—	—	2,400	(188)
Obligations of states and political subdivisions securities	—	—	1	—	1	—
Agency residential mortgage-backed securities	10,078	(1,170)	938	(202)	11,016	(1,372)
Agency commercial mortgage-backed securities	22,083	(2,487)	3,697	(1,026)	25,780	(3,513)
Non-agency commercial mortgage-backed securities	3,621	(272)	1,059	(248)	4,680	(520)
Asset-backed securities and other debt securities	3,164	(178)	2,495	(275)	5,659	(453)
Total	$41,346	(4,295)	8,190	(1,751)	49,536	(6,046)

At September 30, 2023 and December 31, 2022, $46 million and $42 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	September 30, 2023	December 31, 2022
Loans and leases held for sale:
Commercial and industrial loans	$29	73
Commercial construction loans	52	—
Residential mortgage loans	533	934
Total loans and leases held for sale	$614	1,007
Portfolio loans and leases:
Commercial and industrial loans	$55,790	57,232
Commercial mortgage loans	11,122	11,020
Commercial construction loans	5,582	5,433
Commercial leases	2,624	2,704
Total commercial loans and leases	$75,118	76,389
Residential mortgage loans	$17,293	17,628
Home equity	3,898	4,039
Indirect secured consumer loans	15,434	16,552
Credit card	1,817	1,874
Other consumer loans	6,528	4,998
Total consumer loans	$44,970	45,091
Total portfolio loans and leases	$120,088	121,480

Portfolio loans and leases are recorded net of unearned income, which totaled $276 million and $238 million as of September 30, 2023 and December 31, 2022, respectively. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net discount of $339 million and net premium of $146 million as of September 30, 2023 and December 31, 2022, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $584 million and $518 million at September 30, 2023 and December 31, 2022, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $14.8 billion and $15.9 billion as of September 30, 2023 and December 31, 2022, respectively, pledged to the FHLB, and loans of $51.5 billion and $57.1 billion at September 30, 2023 and December 31, 2022, respectively, pledged to the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing(a)
($ in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Commercial and industrial loans	$55,819	57,305	3	11
Commercial mortgage loans	11,122	11,020	—	—
Commercial construction loans	5,634	5,433	—	—
Commercial leases	2,624	2,704	—	2
Residential mortgage loans	17,826	18,562	6	7
Home equity	3,898	4,039	—	1
Indirect secured consumer loans	15,434	16,552	—	—
Credit card	1,817	1,874	20	18
Other consumer loans	6,528	4,998	—	1
Total loans and leases	$120,702	122,487	29	40
Less: Loans and leases held for sale	614	1,007
Total portfolio loans and leases	$120,088	121,480
(a)Excludes government guaranteed residential mortgage loans.

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Commercial and industrial loans	$65	34	127	76
Commercial mortgage loans	—	—	—	(1)
Commercial construction loans	—	(1)	1	2
Commercial leases	(1)	(1)	(1)	(1)
Residential mortgage loans	—	(1)	—	(2)
Home equity	—	(1)	1	(2)
Indirect secured consumer loans	19	10	48	23
Credit card	15	12	46	39
Other consumer loans	26	10	70	25
Total net charge-offs	$124	62	292	159

The following table presents the components of the net investment in portfolio leases as of:

($ in millions)(a)	September 30, 2023	December 31, 2022
Net investment in direct financing leases:
Lease payment receivable (present value)	$591	570
Unguaranteed residual assets (present value)	99	107
Net investment in sales-type leases:
Lease payment receivable (present value)	1,605	1,704
Unguaranteed residual assets (present value)	81	76
(a)Excludes $248 and $247 of leveraged leases at September 30, 2023 and December 31, 2022, respectively.

Interest income recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 was $7 million and $20 million, respectively, for direct financing leases and $16 million and $47 million, respectively, for sales-type leases. For the three and nine months ended September 30, 2022, interest income recognized was $7 million and $22 million, respectively, for direct financing leases and $13 million and $36 million, respectively, for sales-type leases.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents undiscounted cash flows for both direct financing and sales-type leases for the remainder of 2023 through 2028 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of September 30, 2023 ($ in millions)	Direct Financing Leases	Sales-Type Leases
Remainder of 2023	$65	130
2024	170	501
2025	137	438
2026	116	261
2027	73	199
2028	32	126
Thereafter	48	96
Total undiscounted cash flows	$641	1,751
Less: Difference between undiscounted cash flows and discounted cash flows	50	146
Present value of lease payments (recognized as lease receivables)	$591	1,605

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $16 million and $15 million at September 30, 2023 and December 31, 2022, respectively, to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the lease residual value. Refer to Note 6 for additional information on credit quality and the ALLL.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended September 30, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,199	173	955	2,327
Losses charged off(a)	(70)	(1)	(87)	(158)
Recoveries of losses previously charged off(a)	6	1	27	34
Provision for (benefit from) loan and lease losses	52	(18)	103	137
Balance, end of period	$1,187	155	998	2,340
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

For the nine months ended September 30, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,127	245	822	2,194
Impact of adoption of ASU 2022-02	4	(36)	(17)	(49)
Losses charged off(a)	(140)	(3)	(246)	(389)
Recoveries of losses previously charged off(a)	13	3	81	97
Provision for (benefit from) loan and lease losses	183	(54)	358	487
Balance, end of period	$1,187	155	998	2,340
(a)The Bancorp recorded $26 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of September 30, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$70	1	6	77
Collectively evaluated	1,117	154	992	2,263
Total ALLL	$1,187	155	998	2,340
Portfolio loans and leases:(b)
Individually evaluated	$247	125	69	441
Collectively evaluated	74,871	17,055	27,608	119,534
Total portfolio loans and leases	$75,118	17,180	27,677	119,975
(a)Includes $2 related to commercial leveraged leases at September 30, 2023.
(b)Excludes $113 of residential mortgage loans measured at fair value and includes $248 of commercial leveraged leases, net of unearned income, at September 30, 2023.

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

As of September 30, 2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial loans:
Pass	$1,881	3,875	2,050	705	315	412	42,533	—	51,771
Special mention	14	90	40	14	16	107	1,465	—	1,746
Substandard	123	101	47	184	50	95	1,673	—	2,273
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$2,018	4,066	2,137	903	381	614	45,671	—	55,790
Commercial mortgage owner-occupied loans:
Pass	$695	1,004	685	390	205	265	1,693	—	4,937
Special mention	29	10	24	—	—	1	74	—	138
Substandard	39	22	12	17	51	12	123	—	276
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner- occupied loans	$763	1,036	721	407	256	278	1,890	—	5,351
Commercial mortgage nonowner-occupied loans:
Pass	$602	908	323	404	312	314	2,617	—	5,480
Special mention	103	15	24	—	—	7	27	—	176
Substandard	23	22	8	5	—	3	54	—	115
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$728	945	355	409	312	324	2,698	—	5,771
Commercial construction loans:
Pass	$150	30	35	42	71	6	4,800	—	5,134
Special mention	—	—	—	—	—	—	190	—	190
Substandard	63	—	33	—	—	—	162	—	258
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$213	30	68	42	71	6	5,152	—	5,582
Commercial leases:
Pass	$435	427	525	230	161	754	—	—	2,532
Special mention	—	5	6	3	3	8	—	—	25
Substandard	11	7	12	3	4	30	—	—	67
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$446	439	543	236	168	792	—	—	2,624
Total commercial loans and leases:
Pass	$3,763	6,244	3,618	1,771	1,064	1,751	51,643	—	69,854
Special mention	146	120	94	17	19	123	1,756	—	2,275
Substandard	259	152	112	209	105	140	2,012	—	2,989
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	$4,168	6,516	3,824	1,997	1,188	2,014	55,411	—	75,118

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2022 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial loans:
Pass	$3,825	3,098	994	445	269	488	44,521	—	53,640
Special mention	65	24	15	36	10	24	1,221	—	1,395
Substandard	150	77	233	26	7	107	1,597	—	2,197
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$4,040	3,199	1,242	507	286	619	47,339	—	57,232
Commercial mortgage owner-occupied loans:
Pass	$1,177	826	522	257	160	264	1,624	—	4,830
Special mention	17	15	13	12	13	2	56	—	128
Substandard	51	14	20	73	11	25	106	—	300
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,245	855	555	342	184	291	1,786	—	5,258
Commercial mortgage nonowner-occupied loans:
Pass	$1,127	462	490	397	220	170	2,453	—	5,319
Special mention	1	84	26	—	—	23	88	—	222
Substandard	65	19	18	1	1	17	100	—	221
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$1,193	565	534	398	221	210	2,641	—	5,762
Commercial construction loans:
Pass	$82	31	93	8	35	7	4,684	—	4,940
Special mention	—	—	—	—	—	—	293	—	293
Substandard	53	—	—	—	—	2	145	—	200
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$135	31	93	8	35	9	5,122	—	5,433
Commercial leases:
Pass	$584	664	306	192	146	696	—	—	2,588
Special mention	—	4	2	4	7	19	—	—	36
Substandard	1	20	2	4	21	32	—	—	80
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$585	688	310	200	174	747	—	—	2,704
Total commercial loans and leases:
Pass	$6,795	5,081	2,405	1,299	830	1,625	53,282	—	71,317
Special mention	83	127	56	52	30	68	1,658	—	2,074
Substandard	320	130	273	104	40	183	1,948	—	2,998
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	$7,198	5,338	2,734	1,455	900	1,876	56,888	—	76,389

The following table summarizes the Bancorp’s gross charge-offs within the commercial portfolio segment, by class and vintage:

For the nine months ended September 30, 2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Commercial loans and leases:
Commercial and industrial loans	$24	6	12	1	—	5	90	—	138
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	1	—	1
Commercial construction loans	—	—	—	—	—	—	1	—	1
Total commercial loans and leases	$24	6	12	1	—	5	92	—	140

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of September 30, 2023 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$55,697	48	45	93	55,790	3
Commercial mortgage owner-occupied loans	5,346	2	3	5	5,351	—
Commercial mortgage nonowner-occupied loans	5,771	—	—	—	5,771	—
Commercial construction loans	5,576	6	—	6	5,582	—
Commercial leases	2,601	23	—	23	2,624	—
Total portfolio commercial loans and leases	$74,991	79	48	127	75,118	3
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2022 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$57,092	98	42	140	57,232	11
Commercial mortgage owner-occupied loans	5,241	14	3	17	5,258	—
Commercial mortgage nonowner-occupied loans	5,756	6	—	6	5,762	—
Commercial construction loans	5,424	7	2	9	5,433	—
Commercial leases	2,698	4	2	6	2,704	2
Total portfolio commercial loans and leases	$76,211	129	49	178	76,389	13
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

As of September 30, 2023 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$889	3,171	5,103	2,768	968	4,129	—	—	17,028
30-89 days past due	—	1	5	1	1	13	—	—	21
90 days or more past due	—	2	1	—	—	3	—	—	6
Total performing	889	3,174	5,109	2,769	969	4,145	—	—	17,055
Nonperforming	—	5	5	5	4	106	—	—	125
Total residential mortgage loans(b)	$889	3,179	5,114	2,774	973	4,251	—	—	17,180
Home equity:
Performing:
Current	$58	43	3	6	12	97	3,561	32	3,812
30-89 days past due	—	—	—	—	—	2	23	3	28
90 days or more past due	—	—	—	—	—	—	—	—	—
Total performing	58	43	3	6	12	99	3,584	35	3,840
Nonperforming	—	—	—	—	—	6	51	1	58
Total home equity	$58	43	3	6	12	105	3,635	36	3,898
Indirect secured consumer loans:
Performing:
Current	$3,392	4,685	4,363	1,761	727	337	—	—	15,265
30-89 days past due	16	44	38	19	12	9	—	—	138
90 days or more past due	—	—	—	—	—	—	—	—	—
Total performing	3,408	4,729	4,401	1,780	739	346	—	—	15,403
Nonperforming	2	9	8	6	3	3	—	—	31
Total indirect secured consumer loans	$3,410	4,738	4,409	1,786	742	349	—	—	15,434
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,744	—	1,744
30-89 days past due	—	—	—	—	—	—	21	—	21
90 days or more past due	—	—	—	—	—	—	20	—	20
Total performing	—	—	—	—	—	—	1,785	—	1,785
Nonperforming	—	—	—	—	—	—	32	—	32
Total credit card	$—	—	—	—	—	—	1,817	—	1,817
Other consumer loans:
Performing:
Current	$2,071	2,773	340	173	92	117	847	40	6,453
30-89 days past due	5	16	4	2	2	1	3	1	34
90 days or more past due	—	—	—	—	—	—	—	—	—
Total performing	2,076	2,789	344	175	94	118	850	41	6,487
Nonperforming	4	30	4	1	1	1	—	—	41
Total other consumer loans	$2,080	2,819	348	176	95	119	850	41	6,528
Total residential mortgage and consumer loans:
Performing:
Current	$6,410	10,672	9,809	4,708	1,799	4,680	6,152	72	44,302
30-89 days past due	21	61	47	22	15	25	47	4	242
90 days or more past due	—	2	1	—	—	3	20	—	26
Total performing	6,431	10,735	9,857	4,730	1,814	4,708	6,219	76	44,570
Nonperforming	6	44	17	12	8	116	83	1	287
Total residential mortgage and consumer loans(b)	$6,437	10,779	9,874	4,742	1,822	4,824	6,302	77	44,857
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2023, $84 of these loans were 30-89 days past due and $143 were 90 days or more past due. The Bancorp recognized $1 and $2 of losses during the three and nine months ended September 30, 2023, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $113 of residential mortgage loans measured at fair value at September 30, 2023, including $2 of nonperforming loans.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the Bancorp’s gross charge-offs within the residential mortgage and consumer portfolio segments, by class and vintage:

For the nine months ended September 30, 2023 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Residential mortgage loans	$—	—	—	—	—	3	—	—	3
Consumer loans:
Home equity	—	—	—	—	—	1	5	—	6
Indirect secured consumer loans	4	28	20	10	7	6	—	—	75
Credit cards	—	—	—	—	—	—	59	—	59
Other consumer loans	6	39	12	9	6	8	25	1	106
Total residential mortgage and consumer loans	$10	67	32	19	13	18	89	1	249

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	September 30, 2023	December 31, 2022
Commercial loans and leases:
Commercial and industrial loans	$228	433
Commercial mortgage owner-occupied loans	6	14
Commercial mortgage nonowner-occupied loans	3	27
Commercial construction loans	—	56
Commercial leases	—	1
Total commercial loans and leases	$237	531
Residential mortgage loans	125	57
Consumer loans:
Home equity	55	46
Indirect secured consumer loans	14	6
Total consumer loans	$69	52
Total portfolio loans and leases	$431	640

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	September 30, 2023			December 31, 2022
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$225	37	262	114	101	215
Commercial mortgage owner-occupied loans	10	6	16	9	7	16
Commercial mortgage nonowner-occupied loans	—	2	2	20	4	24
Commercial construction loans	—	—	—	6	2	8
Commercial leases	—	1	1	—	—	—
Total nonaccrual portfolio commercial loans and leases	$235	46	281	149	114	263
Residential mortgage loans	39	88	127	81	43	124
Consumer loans:
Home equity	23	35	58	45	22	67
Indirect secured consumer loans	28	3	31	26	3	29
Credit card	32	—	32	27	—	27
Other consumer loans	41	—	41	5	—	5
Total nonaccrual portfolio consumer loans	$124	38	162	103	25	128
Total nonaccrual portfolio loans and leases(a)(b)	$398	172	570	333	182	515
OREO and other repossessed property	—	42	42	—	24	24
Total nonperforming portfolio assets(a)(b)	$398	214	612	333	206	539
(a)Excludes $6 and an immaterial amount of nonaccrual loans held for sale as of September 30, 2023 and December 31, 2022, respectively.
(b)Includes $17 and $15 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of September 30, 2023 and December 31, 2022, respectively.

The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the three and nine months ended September 30, 2023 and 2022.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $125 million and $154 million as of September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023, portfolio loans with an amortized cost basis of $171 million and $484 million were modified during the three and nine months ended September 30, 2023, respectively, for borrowers experiencing financial difficulty, as further discussed in the following sections. These modifications for the three and nine months ended September 30, 2023 represented 0.14% and 0.40%, respectively, of total portfolio loans and leases as of September 30, 2023. These amounts excluded $6 million and $24 million for the three and nine months ended September 30, 2023, respectively, of consumer and residential mortgage loans which have been granted a concession under provisions of the Federal Bankruptcy Act and are monitored separately from loans modified under the Bancorp’s loan modification programs. As of

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2023, the Bancorp had commitments of $156 million to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the nine months ended September 30, 2023.

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

The following tables present the amortized cost basis of the Bancorp’s commercial portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended September 30, 2023 ($ in millions)	Term Extension	Term Extension and Interest Rate Reduction	Term Extension and Payment Deferral	Total	% of Total Class
Commercial and industrial loans	$92	1	8	101	0.18%
Commercial mortgage owner-occupied loans	3	—	—	3	0.06
Commercial mortgage nonowner-occupied loans	1	—	—	1	0.02
Commercial construction loans	19	—	—	19	0.34
Total commercial portfolio loans	$115	1	8	124	0.17%

For the nine months ended September 30, 2023 ($ in millions)	Term Extension	Interest Rate Reduction	Term Extension and Interest Rate Reduction	Term Extension and Payment Deferral	Payment Deferral	Total	% of Total Class
Commercial and industrial loans	$176	1	1	8	5	191	0.34%
Commercial mortgage owner-occupied loans	24	—	—	—	—	24	0.45
Commercial mortgage nonowner-occupied loans	21	—	3	—	—	24	0.42
Commercial construction loans	116	—	—	—	—	116	2.08
Total commercial portfolio loans	$337	1	4	8	5	355	0.47%

Residential mortgage portfolio segment
The Bancorp has established residential mortgage loan modification programs which define the type of modifications available as well as the eligibility criteria for borrowers. The designs of the Bancorp’s modification programs for residential mortgage loans are similar to those utilized by the various GSEs. The most common modification program utilized for residential mortgage loans is a term extension for up to 480 months from the modification date, combined with a change in interest rate to a fixed rate (which may be an increase or decrease from the rate in the original loan). As part of these modifications, the Bancorp may capitalize delinquent amounts due at the time of the modification into the principal balance of the loan when determining its modified payment structure. For loans where the modification results in a new monthly payment amount, borrowers may be required to complete a trial period of three to four months before the loan is permanently modified. The Bancorp also offers payment delay modifications to qualified borrowers which allow either the deferral of repayment for delinquent amounts due until maturity or capitalization of delinquent amounts due into the principal balance of the loan. The number of monthly payments delayed varies by borrower but is most commonly within a range of 6 to 12 months.

The following tables present the amortized cost basis of the Bancorp’s residential mortgage loans that were modified for borrowers experiencing financial difficulty, by type of modification:

For the three months ended September 30, 2023 ($ in millions)	Total	% of Total Class
Payment delay	$3	0.02%
Term extension and payment delay	27	0.15
Term extension, interest rate reduction and payment delay	1	0.01
Total residential mortgage portfolio loans	$31	0.18%

For the nine months ended September 30, 2023 ($ in millions)	Total	% of Total Class
Payment delay	$16	0.09%
Term extension and payment delay	69	0.40
Term extension, interest rate reduction and payment delay	4	0.02
Total residential mortgage portfolio loans	$89	0.51%

The Bancorp had $7 million of in-process modifications to residential mortgage loans outstanding as of September 30, 2023 which are excluded from the completed modification activity in the tables above. These in-process modifications will be reported as completed

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
modifications once the borrower satisfies the applicable contingencies in the modification agreement and the loan is contractually modified to make the modified terms permanent.

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

The following tables present the amortized cost basis of the Bancorp’s consumer portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended September 30, 2023 ($ in millions)	Interest Rate Reduction	Payment Deferral	Term Extension and Payment Deferral	Term Extension, Interest Rate Reduction and Payment Deferral	Total	% of Total Class
Home equity	$2	—	1	2	5	0.13%
Credit card	9	—	—	—	9	0.50
Other consumer loans	—	2	—	—	2	0.03
Total consumer portfolio loans	$11	2	1	2	16	0.06%

For the nine months ended September 30, 2023 ($ in millions)	Interest Rate Reduction	Payment Deferral	Term Extension and Payment Deferral	Term Extension, Interest Rate Reduction and Payment Deferral	Total	% of Total Class
Home equity	$3	—	2	7	12	0.31%
Credit card	23	—	—	—	23	1.27
Other consumer loans	—	5	—	—	5	0.08
Total consumer portfolio loans	$26	5	2	7	40	0.14%

Financial effects of loan modifications
The following tables present the financial effects of the Bancorp’s significant types of portfolio loan modifications to borrowers experiencing financial difficulty, by portfolio class:

For the three months ended September 30, 2023	Financial Effects
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions was 7 months and the amount of payment delays represented approximately 13% of the related loan balances.
Commercial mortgage owner-occupied loans	Weighted-average length of term extensions was 3 months.
Commercial mortgage nonowner-occupied loans	Weighted-average length of term extensions was 12 months.
Commercial construction loans	Weighted-average length of term extensions was 12 months.
Residential mortgage loans	Weighted-average length of term extensions was 171 months and the amount of payment delays represented approximately 17% of the related loan balances.
Consumer loans:
Home equity
Weighted-average length of term extensions was 24.5 years, the weighted-average interest rate reduction was from 9.0% to 7.2% and the amount of payment deferrals represented approximately 6% of the related loan balances.

Credit card	Weighted-average interest rate reduction was from 23.9% to 3.9%.
Other consumer loans	Amount of payment deferrals represented approximately 5% of the related loan balances.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For the nine months ended September 30, 2023	Financial Effects
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions was 6 months and the amount of payment delays represented approximately 13% of the related loan balances.
Commercial mortgage owner-occupied loans	Weighted-average length of term extensions was 18 months.
Commercial mortgage nonowner-occupied loans	Weighted-average length of term extensions was 8 months and the weighted-average interest rate reduction was from 9.1% to 8.9%.
Commercial construction loans	Weighted-average length of term extensions was 12 months.
Residential mortgage loans	Weighted-average length of term extensions was 150 months and the amount of payment delays represented approximately 16% of the related loan balances.
Consumer loans:
Home equity
Weighted-average length of term extensions was 24.8 years, the weighted-average interest rate reduction was from 8.6% to 6.9% and the amount of payment deferrals represented approximately 5% of the related loan balances.

Credit card	Weighted-average interest rate reduction was from 23.6% to 3.8%.
Other consumer loans	Amount of payment deferrals represented approximately 5% of the related loan balances.

Credit quality of modified loans
The Bancorp closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following tables present the Bancorp’s portfolio loans that were modified to borrowers experiencing financial difficulty, by age and portfolio class:

For the three months ended September 30, 2023 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$101	—	—	101
Commercial mortgage owner-occupied loans	3	—	—	3
Commercial mortgage nonowner-occupied loans	1	—	—	1
Commercial construction loans	19	—	—	19
Residential mortgage loans	27	4	—	31
Consumer loans:
Home equity	5	—	—	5
Credit card(a)	5	3	1	9
Other consumer loans	2	—	—	2
Total portfolio loans	$163	7	1	171
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

For the nine months ended September 30, 2023 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$191	—	—	191
Commercial mortgage owner-occupied loans	23	1	—	24
Commercial mortgage nonowner-occupied loans	24	—	—	24
Commercial construction loans	116	—	—	116
Residential mortgage loans	74	12	3	89
Consumer loans:
Home equity	12	—	—	12
Credit card(a)	16	4	3	23
Other consumer loans	5	—	—	5
Total portfolio loans	$461	17	6	484
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

The following table provides a summary of portfolio loans, by class, modified in a TDR by the Bancorp during the three months ended:

September 30, 2022 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis in Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	19	$31	—	—
Commercial mortgage owner-occupied loans	2	1	—	—
Residential mortgage loans	190	28	—	—
Consumer loans:
Home equity	54	3	(1)	—
Indirect secured consumer loans	448	7	—	—
Credit card	1,380	7	3	—
Total portfolio loans	2,093	$77	2	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

The following table provides a summary of portfolio loans, by class, modified in a TDR by the Bancorp during the nine months ended:

September 30, 2022 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis in Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	69	$196	13	—
Commercial mortgage owner-occupied loans	8	5	(1)	—
Commercial mortgage nonowner-occupied loans	3	23	—	—
Commercial construction loans	2	4	(3)	—
Residential mortgage loans	928	143	7	—
Consumer loans:
Home equity	178	13	(3)	—
Indirect secured consumer loans	2,499	48	1	—
Credit card	3,694	19	8	—
Total portfolio loans	7,381	$451	22	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The Bancorp considered TDRs that became 90 days or more past due under the modified terms as subsequently defaulted. The following table provides a summary of TDRs that subsequently defaulted during the three months ended September 30, 2022 and were within 12 months of the restructuring date:

September 30, 2022 ($ in millions)(a)	Number of Contracts	Amortized Cost Basis
Commercial loans:
Commercial and industrial loans	1	$—
Residential mortgage loans	70	11
Consumer loans:
Home equity	6	—
Indirect secured consumer loans	43	—
Credit card	83	—
Total portfolio loans	203	$11
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

The following table provides a summary of TDRs that subsequently defaulted during the nine months ended September 30, 2022 and were within 12 months of the restructuring date:

September 30, 2022 ($ in millions)(a)	Number of Contracts	Amortized Cost Basis
Commercial loans:
Commercial and industrial loans	8	$—
Commercial construction loans	1	2
Residential mortgage loans	176	24
Consumer loans:
Home equity	21	1
Indirect secured consumer loans	102	1
Credit card	255	1
Total portfolio loans	563	$29
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of:

($ in millions)	September 30, 2023	December 31, 2022
Equipment	$2,538	2,492
Buildings(a)	1,729	1,699
Leasehold improvements	632	568
Land and improvements(a)	619	640
Construction in progress(a)	179	124
Bank premises and equipment held for sale:
Land and improvements	16	17
Buildings	6	7
Accumulated depreciation and amortization	(3,416)	(3,360)
Total bank premises and equipment	$2,303	2,187
(a)Buildings, land and improvements and construction in progress included $7 and $27 associated with parcels of undeveloped land intended for future branch expansion at September 30, 2023 and December 31, 2022, respectively.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service banking centers at certain locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. As a result, the Bancorp transferred certain parcels of land with a carrying value of $18 million and $23 million to OREO during the three and nine months ended September 30, 2023, respectively. Impairment losses of $7 million and $8 million were recorded for the three and nine months ended September 30, 2023, respectively, upon transfer to OREO. Additionally, the Bancorp closed a total of 28 banking centers throughout its footprint during the nine months ended September 30, 2023.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were immaterial and $1 million for the three months ended September 30, 2023 and 2022, respectively, and $2 million for both the nine months ended September 30, 2023 and 2022. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

8. Operating Lease Equipment
Operating lease equipment was $480 million and $627 million at September 30, 2023 and December 31, 2022, respectively, net of accumulated depreciation of $348 million and $338 million at September 30, 2023 and December 31, 2022, respectively. The Bancorp recorded lease income of $33 million and $36 million relating to lease payments for operating leases in leasing business revenue in the Condensed Consolidated Statements of Income during the three months ended September 30, 2023 and 2022, respectively, and $105 million and $108 million during the nine months ended September 30, 2023 and 2022, respectively. Depreciation expense related to operating lease equipment was $26 million and $30 million for the three months ended September 30, 2023 and 2022, respectively, and $86 million and $89 million for the nine months ended September 30, 2023 and 2022, respectively. The Bancorp received payments of $109 million related to operating leases during both the nine months ended September 30, 2023 and 2022.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp did not recognize any impairment losses during both the three months ended September 30, 2023 and 2022 and recognized an immaterial amount and $2 million of impairment losses during the nine months ended September 30, 2023 and 2022, respectively, associated with operating lease assets. The recognized impairment losses were recorded in leasing business revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents future lease payments receivable from operating leases for the remainder of 2023 through 2028 and thereafter:

As of September 30, 2023 ($ in millions)	Undiscounted Cash Flows
Remainder of 2023	$31
2024	102
2025	77
2026	50
2027	25
2028	10
Thereafter	15
Total operating lease payments	$310

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

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	September 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Other assets	$513	508
Finance lease right-of-use assets	Bank premises and equipment	130	150
Total right-of-use assets(a)		$643	658
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$604	599
Finance lease liabilities	Long-term debt	138	156
Total lease liabilities		$742	755
(a)    Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $279 and $72, respectively, as of September 30, 2023, and $255 and $66, respectively, as of December 31, 2022.

The following table presents the components of lease costs:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
		2023	2022	2023	2022
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$5	5	15	14
Interest on lease liabilities	Interest on long-term debt	1	1	3	4
Total finance lease costs		$6	6	18	18
Operating lease cost	Net occupancy expense	$22	21	65	62
Short-term lease cost	Net occupancy expense	1	—	2	1
Variable lease cost	Net occupancy expense	7	8	22	21
Sublease income	Net occupancy expense	(1)	(1)	(2)	(2)
Total operating lease costs		$29	28	87	82
Total lease costs		$35	34	105	100

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized $1 million and an immaterial amount of impairment losses and termination charges for the ROU assets related to certain operating leases during the three months ended September 30, 2023 and 2022, respectively, and $2 million during both the nine months ended September 30, 2023 and 2022. The recognized losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents undiscounted cash flows for both operating leases and finance leases for the remainder of 2023 through 2028 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities:

As of September 30, 2023 ($ in millions)	Operating Leases	Finance Leases	Total
Remainder of 2023	$23	5	28
2024	92	20	112
2025	84	14	98
2026	76	9	85
2027	68	8	76
2028	59	8	67
Thereafter	352	113	465
Total undiscounted cash flows	$754	177	931
Less: Difference between undiscounted cash flows and discounted cash flows	150	39	189
Present value of lease liabilities	$604	138	742

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Operating leases	11.00	10.80
Finance leases	15.17	15.31
Weighted-average discount rate:
Operating leases	3.66%	3.35
Finance leases	2.98	2.94

The following table presents information related to lease transactions for the nine months ended September 30:

($ in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$68	67
Operating cash flows from finance leases	3	4
Financing cash flows from finance leases	12	13

Gains on sale-leaseback transactions	1	4
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

The Bancorp completed its annual goodwill impairment test as of September 30, 2023 and the estimated fair values of the Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management reporting units exceeded their carrying values, including goodwill.

Changes in the net carrying amount of goodwill, by reporting unit, for the nine months ended September 30, 2023 and the year ended December 31, 2022 were as follows:

($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$2,730	2,518	231	—	5,479
Accumulated impairment losses	(750)	(215)	—	—	(965)
Net carrying value as of December 31, 2021	$1,980	2,303	231	—	4,514
Acquisition activity	—	440	—	—	440
Reallocation of goodwill	378	(378)	—	—	—
Sale of businesses	(34)	—	(5)	—	(39)
Net carrying value as of December 31, 2022	2,324	2,365	226	—	4,915
Acquisition activity	—	4	—	—	4
Net carrying value as of September 30, 2023	$2,324	2,369	226	—	4,919

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

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 30, 2023
Core deposit intangibles	$209	(179)	30
Developed technology	106	(29)	77
Customer relationships	30	(9)	21
Other	17	(9)	8
Total intangible assets	$362	(226)	136
As of December 31, 2022
Core deposit intangibles	$229	(182)	47
Developed technology	106	(17)	89
Customer relationships	30	(7)	23
Other	20	(10)	10
Total intangible assets	$385	(216)	169

As of September 30, 2023, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $10 million and $13 million for the three months ended September 30, 2023 and 2022, respectively, and $33 million and $36 million for the nine months ended September 30, 2023 and 2022, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of September 30, 2023. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2023 through 2027 is as follows:

($ in millions)	Total
Remainder of 2023	$11
2024	35
2025	28
2026	22
2027	14

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to automobile loan securitizations and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets for the consolidated VIEs as of:

($ in millions)	September 30, 2023	December 31, 2022
Assets:
Other short-term investments	$59	17
Indirect secured consumer loans	1,689	141
Other consumer loans	39	44
ALLL	(27)	(2)
Other assets	11	2
Total assets	$1,771	202
Liabilities:
Other liabilities	$15	9
Long-term debt	1,553	118
Total liabilities	$1,568	127

In a securitization transaction that occurred in August of 2023, the Bancorp transferred $1.74 billion in aggregate automobile loans to a bankruptcy remote trust which was deemed to be a VIE. This trust then issued approximately $1.58 billion of asset-backed notes, of which approximately $79 million were retained by the Bancorp. Refer to Note 16 for more information. The Bancorp had previously completed a securitization transaction in which the Bancorp transferred certain consumer automobile loans to a bankruptcy remote trust which was also deemed to be a VIE. In the first quarter of 2023, the Bancorp exercised its cleanup call option on this automobile securitization that was outstanding as of December 31, 2022. The Bancorp acquired all remaining automobile loans plus accrued interest, and those proceeds were used by the trust to repay the outstanding securitized debt.

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

The economic performance of the VIEs is most significantly impacted by the performance of the underlying loans. The principal risks to which the VIEs are exposed include credit risk and prepayment risk. The credit and prepayment risks are managed through credit enhancements in the form of reserve accounts, over-collateralization, excess interest on the loans and the subordination of certain classes of asset-backed securities to other classes.

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
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

September 30, 2023 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,953	667	1,953
Private equity investments	222	—	393
Loans provided to VIEs	4,011	—	5,953
Lease pool entities	47	—	47
Solar loan securitizations	9	—	9

December 31, 2022 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,856	653	1,856
Private equity investments	186	—	349
Loans provided to VIEs	4,374	—	6,438
Lease pool entities	61	—	61
Solar loan securitizations	10	—	10

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

At both September 30, 2023 and December 31, 2022, the Bancorp’s CDC investments included $1.6 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $661 million and $643 million at September 30, 2023 and December 31, 2022, respectively. The unfunded commitments as of September 30, 2023 are expected to be funded from 2023 to 2040.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income related to these investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2023	2022	2023	2022
Proportional amortization	Applicable income tax expense	$47	53	148	130
Tax credits and other benefits	Applicable income tax expense	(60)	(58)	(178)	(149)
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and nine months ended September 30, 2023 and 2022.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented in previous tables. Also, at September 30, 2023 and December 31, 2022, the Bancorp’s unfunded commitment amounts to the private equity funds were $171 million and $163 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $15 million and $7 million during the three months ended September 30, 2023 and 2022, respectively, and $36 million and $28 million during the nine months ended September 30, 2023 and 2022, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of September 30, 2023 and December 31, 2022, the Bancorp’s unfunded commitments to these entities were $1.9 billion and $2.1 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three and nine months ended September 30, 2023 and 2022. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Residential mortgage loan sales(a)	$1,374	3,943	3,882	10,445

Origination fees and gains on loan sales	19	24	59	73
Gross mortgage servicing fees	79	81	241	230
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the nine months ended September 30:

($ in millions)	2023	2022
Balance, beginning of period	$1,746	1,121
Servicing rights originated	57	186
Servicing rights purchased	25	208
Changes in fair value:
Due to changes in inputs or assumptions(a)	107	358
Other changes in fair value(b)	(113)	(141)
Balance, end of period	$1,822	1,732
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Securities losses, net – non-qualifying hedges on mortgage servicing rights	$—	(1)	—	(2)
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(75)	(84)	(110)	(368)
MSR fair value adjustment due to changes in inputs or assumptions(a)	73	83	107	358
(a)Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended September 30, 2023 and 2022 were as follows:

	September 30, 2023			September 30, 2022
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	6.6	12.2%	575	6.9	11.3%	760
Adjustable-rate	—	—	—	2.2	35.1	803

At September 30, 2023 and December 31, 2022, the Bancorp serviced $101.9 billion and $103.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the MSR portfolio was 3.69% and 3.59% at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)			Prepayment Speed Assumption				OAS Assumption
	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,817	9.1	5.0%	$(39)	(74)	(166)	582	$(45)	(88)
Adjustable-rate	5	5.7	20.3	(1)	(1)	(2)	1,204	—	—
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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral, typically in the form of cash or securities, to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of September 30, 2023 and December 31, 2022, the balance of collateral held by the Bancorp for derivative assets was $1.7 billion and $1.3 billion, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $698 million and $1.0 billion as of September 30, 2023 and December 31, 2022, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of September 30, 2023 and December 31, 2022, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $4 million and $9 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral, primarily in the form of cash or securities, to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of September 30, 2023 and December 31, 2022, the balance of collateral posted by the Bancorp for derivative liabilities was $982 million and $913 million, respectively. Additionally, as of September 30, 2023 and December 31, 2022, $1.9 billion and $1.0 billion, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both September 30, 2023 and December 31, 2022, the fair value of the additional collateral that could be required to be posted as a result of the credit risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
September 30, 2023 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$5,955	—	63
Total fair value hedges		—	63
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	—	—
Interest rate swaps related to C&I loans	8,000	1	6
Interest rate swaps related to C&I loans - forward starting(a)	10,000	—	2
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	2	—
Interest rate swaps related to commercial mortgage and commercial construction loans - forward starting(a)	4,000	—	2
Total cash flow hedges		3	10
Total derivatives designated as qualifying hedging instruments		3	73
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	2,550	73	10
Forward contracts related to residential mortgage loans held for sale(b)	869	12	1
Swap associated with the sale of Visa, Inc. Class B Shares	3,691	—	172
Foreign exchange contracts	200	—	—
Interest-only strips	42	1	—
Interest rate contracts for collateral management	12,000	1	1
Interest rate contracts for LIBOR transition	597	—	—
Other	14	—	—
Total free-standing derivatives – risk management and other business purposes		87	184
Free-standing derivatives – customer accommodation:
Interest rate contracts(c)(d)	90,848	1,392	1,826
Interest rate lock commitments	355	4	—
Commodity contracts	18,417	1,115	1,045
TBA securities	60	—	—
Foreign exchange contracts	32,998	706	644
Total free-standing derivatives – customer accommodation		3,217	3,515
Total derivatives not designated as qualifying hedging instruments		3,304	3,699
Total		$3,307	3,772
(a)Forward starting swaps will become effective on various dates between October 2023 and February 2025.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments.
(c)Derivative assets and liabilities are presented net of variation margin of $528 and $96, respectively.
(d)Includes replacement contracts with a notional amount of approximately $1.3 billion which were the result of certain central clearing parties replacing existing LIBOR-based contracts with multiple separate contracts as part of the LIBOR transition.

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

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate or to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate. Decisions to enter into these interest rate swaps are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of September 30, 2023, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of September 30, 2023 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

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

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2023	2022	2023	2022
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(147)	(230)	(186)	(493)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	146	230	188	493
Available-for-sale debt and other securities:
Change in fair value of interest rate swaps hedging available-for-sale debt and other securities	Interest on securities	—	—	—	8
Change in fair value of hedged available-for-sale debt and other securities attributable to the risk being hedged	Interest on securities	—	—	—	(8)

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	September 30, 2023	December 31, 2022
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$5,681	5,865
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	(252)	(64)
Available-for-sale debt and other securities:
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(12)	(14)

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of September 30, 2023, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of September 30, 2023, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 100 months.

Reclassified gains and losses on interest rate contracts related to commercial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of September 30, 2023 and December 31, 2022, respectively, $977 million and $498 million of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of September 30, 2023, $309 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to September 30, 2023.

During both the three and nine months ended September 30, 2023 and 2022, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the pre-tax net (losses) gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Amount of pre-tax net losses recognized in OCI	$(687)	(688)	(864)	(1,092)
Amount of pre-tax net (losses) gains reclassified from OCI into net income	(94)	4	(240)	140

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

In conjunction with the sale of Visa, Inc. Class B Shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. This total return swap is accounted for as a free-standing derivative. Refer to Note 23 for more information about significant inputs and assumptions used in the valuation of this instrument.

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

The net (losses) gains recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2023	2022	2023	2022
Interest rate contracts:
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	$(75)	(84)	(110)	(368)
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	6	59	9	61
Interest-only strips	Other noninterest income	—	—	(3)	—
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	5	11	1	14
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(10)	(17)	(72)	(46)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The total notional amount of the risk participation agreements was $3.9 billion and $3.7 billion at September 30, 2023 and December 31, 2022, respectively, and the fair value was a liability of $7 million at both September 30, 2023 and December 31, 2022, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2023, the risk participation agreements had a weighted-average remaining life of 3.0 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2023	December 31, 2022
Pass	$3,539	3,597
Special mention	286	81
Substandard	72	32
Total	$3,897	3,710

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2023	2022	2023	2022
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$5	12	26	37
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	4	2	2	11
Interest rate lock commitments	Mortgage banking net revenue	7	(6)	33	5
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	9	11	30	30
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	1	—	(1)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	24	15	67	52
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	7	12	—	22
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	(1)	3	(3)

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

The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of September 30, 2023
Derivative assets	$3,303	(1,214)	(1,289)	800
Derivative liabilities	3,772	(1,214)	(221)	2,337
As of December 31, 2022
Derivative assets	$3,171	(1,405)	(887)	879
Derivative liabilities	3,951	(1,405)	(406)	2,140
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
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	September 30, 2023	December 31, 2022
FHLB advances	$4,250	4,300
Securities sold under repurchase agreements	320	388
Derivative collateral	—	124
Other borrowed money	24	26
Total other short-term borrowings	$4,594	4,838

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both September 30, 2023 and December 31, 2022, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

The Bancorp’s other borrowed money at September 30, 2023 primarily included obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp is required to recognize both the loan and the repurchase liability, regardless of the intent to repurchase the loans.

16. Long-Term Debt
In June 2023, the Bancorp announced that the outstanding floating-rate capital securities issued by First Charter Capital Trust I and II that use three-month U.S. dollar LIBOR as the reference rate would transition to a replacement reference rate after June 30, 2023. The replacement reference rate is three-month CME Term SOFR plus a tenor spread adjustment of 0.26161%. Dividends and interest began accruing based on the replacement reference rate on September 15, 2023 with the first payment date of SOFR-based interest occurring on December 15, 2023. First Charter Capital Trust I and II hold junior subordinated floating-rate debentures that are the obligation of the Bancorp’s direct nonbank subsidiary holding company. Likewise, those junior subordinated floating-rate debentures have undergone the same transition as the floating rate capital securities issued by First Charter Capital Trust I and II. Refer to Note 3 for additional information regarding this transition.

On July 27, 2023, the Bancorp issued and sold $1.25 billion of fixed-rate/floating-rate senior notes which will mature on July 27, 2029. The senior notes bear interest at a rate of 6.339% per annum to, but excluding, July 27, 2028. From, and including, July 27, 2028 until, but excluding, July 27, 2029, the senior notes will bear interest at a rate of compounded SOFR plus 2.340%. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed on or after 30 days prior to maturity. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to July 27, 2028, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, or (b) the discounted present value of the remaining scheduled payments of principal and interest that would be due if the senior notes being redeemed matured on July 27, 2028.

In a securitization transaction that occurred in August of 2023, the Bancorp transferred $1.74 billion in aggregate automobile loans to a bankruptcy remote trust which subsequently issued approximately $1.58 billion of asset-backed notes, of which approximately $79 million were retained by the Bancorp, resulting in approximately $1.5 billion of outstanding notes included in long-term debt in the Condensed Consolidated Balance Sheets. As discussed in Note 12, the bankruptcy remote trust was deemed to be a VIE and the Bancorp, as the primary beneficiary, consolidated the VIE. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
17. Capital Actions

Changes in Terms of Preferred Stock Outstanding
In June 2023, the Bancorp announced that certain outstanding floating-rate or fixed-to-floating rate preferred stock represented by depositary shares (as well as the underlying preferred shares) issued by the Bancorp that use three-month U.S. dollar LIBOR as its reference rate would transition to a replacement reference rate after June 30, 2023. The replacement reference rate is three-month CME Term SOFR plus a tenor spread adjustment of 0.26161%. Refer to Note 3 for additional information regarding this transition.

The following table presents a summary of dividend and interest accrual and payment dates based on the replacement reference rate used after June 30, 2023:

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

Accelerated Share Repurchase Transaction
During the nine months ended September 30, 2023, the Bancorp entered into and settled an accelerated share repurchase transaction. As part of the transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreement. The accelerated share repurchase was treated as two separate transactions, (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transaction that was entered into and settled during the nine months ended September 30, 2023:

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	September 30, 2023	December 31, 2022
Commitments to extend credit	$84,505	83,437
Letters of credit	2,137	2,009
Forward contracts related to residential mortgage loans held for sale	869	1,869
Capital commitments for private equity investments	171	163
Capital expenditures	85	94
Purchase obligations	80	113

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2023 and December 31, 2022, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $189 million and $216 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2023	December 31, 2022
Pass	$82,292	81,345
Special mention	1,017	976
Substandard	1,196	1,116
Total commitments to extend credit	$84,505	83,437

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of September 30, 2023:

($ in millions)
Less than 1 year(a)	$1,058
1 - 5 years(a)	1,073
Over 5 years	6
Total letters of credit	$2,137
(a)Includes $8 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both September 30, 2023 and December 31, 2022 and are considered guarantees in accordance with U.S. GAAP. Approximately 70% and 67% of the total standby letters of credit were collateralized as of September 30, 2023 and December 31, 2022, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $22 million at both September 30, 2023 and December 31, 2022. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2023	December 31, 2022
Pass	$1,967	1,827
Special mention	48	47
Substandard	122	135
Total letters of credit	$2,137	2,009

At September 30, 2023 and December 31, 2022, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of September 30, 2023 and December 31, 2022, total VRDNs, of which FTS was the remarketing agent for all, were $457 million and $423 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $91 million and $102 million of the VRDNs remarketed by FTS at September 30, 2023 and December 31, 2022, respectively. These letters of credit are included in the total letters of credit balance provided in the previous tables. The Bancorp held $16 million and $3 million of these VRDNs in its portfolio and classified them as trading debt securities at September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023 and December 31, 2022, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $8 million and $9 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of September 30, 2023 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $11 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

During both the three months ended September 30, 2023 and 2022, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $13 million and $16 million, respectively, in outstanding principal of loans to satisfy investor demands. For both the nine months ended September 30, 2023 and 2022, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $46 million and $44 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended September 30, 2023 and 2022 were $16 million and $28 million, respectively. Total repurchase demand requests during the nine months ended September 30, 2023 and 2022 were $76 million and $72 million, respectively. Total outstanding repurchase demand inventory was $10 million and $25 million at September 30, 2023 and December 31, 2022, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $7 million and $14 million at September 30, 2023 and December 31, 2022, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both September 30, 2023 and December 31, 2022.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through September 30, 2023, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $172 million at September 30, 2023 and $195 million at December 31, 2022. Refer to Note 14 and Note 23 for further information.

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

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12
Q4 2021	250	11
Q2 2022	600	25
Q4 2022	350	15
Q2 2023	500	21
Q3 2023	150	(a)
(a)The Bancorp made a cash payment of $6 million to the swap counterparty on October 11, 2023 as a result of the Visa escrow funding in the third quarter of 2023.

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

Klopfenstein v. Fifth Third Bank
On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class action lawsuits were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorneys’ fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On May 28, 2019, the Sixth Circuit Court of Appeals reversed the dismissal of plaintiffs’ breach of contract claim and remanded for further proceedings. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $440 million, plus prejudgment interest. On March 26, 2021, the trial court granted plaintiffs’ motion for class certification. On March 29, 2023, the trial court issued an order granting summary judgement on plaintiffs’ TILA claim, with statutory damages capped at $2 million plus costs and attorney fees. Plaintiffs’ claim for breach of contract proceeded to trial beginning on April 17, 2023. On April 27, 2023, the jury returned a verdict in favor of the Bank, finding a breach of contract, but that the voluntary payment doctrine is a complete defense to the breach of contract claim. Both parties have filed post-trial motions related to the jury verdict, which are currently pending before the trial court.

Bureau of Consumer Financial Protection v. Fifth Third Bank, National Association
On March 9, 2020, the CFPB filed a lawsuit against Fifth Third in the United States District Court for the Northern District of Illinois entitled CFPB v. Fifth Third Bank, National Association, Case No. 1:20-CV-1683, alleging violations of the Consumer Financial Protection Act, TILA, and Truth in Savings Act related to Fifth Third’s alleged opening of unspecified numbers of allegedly unauthorized credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The CFPB seeks unspecified amounts of civil monetary penalties as well as unspecified customer remediation. On February 12, 2021, the court granted Fifth Third’s motion to transfer venue to the United States District Court for the Southern District of Ohio. On September 26, 2023, the trial court entered an order on Fifth Third’s motion to dismiss, holding certain constitutional questions in abeyance pending determination by the United States Supreme Court, and granting Fifth Third’s motion to the extent it argued that the CFPB could not pursue Consumer Protection Act violations occurring prior to July 21, 2011. The court denied Fifth Third’s motion as to all other issues, and the case is currently in discovery. No trial date has been set.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

Shareholder Litigation
On July 31, 2020, a putative shareholder class action lawsuit captioned Dr. Steven Fox, individually and on behalf of all others similarly situated v. Fifth Third Bancorp, et al., Case No. 2020CH05219 was filed on behalf of former shareholders of MB Financial, Inc. in the Cook County, Illinois Circuit Court. The suit brought claims for violation of Sections 11 and 12(a)(2) of the Securities Act of 1933, alleging that the Bancorp and certain of its officers and directors made material misstatements and omissions regarding an alleged improper cross-selling strategy in filings made in connection with the Bancorp’s merger with MB Financial, Inc. On September 14, 2023, the trial court granted final approval of the parties’ class settlement in the amount of $5.5 million. The litigation is now concluded.

In addition, shareholder derivative lawsuits have been filed seeking monetary damages on behalf of the Bancorp alleging certain claims against various officers and directors relating to an alleged improper cross-selling strategy. Five lawsuits were consolidated into a single action pending in the U.S. District Court for the Northern District of Illinois captioned In re Fifth Third Bancorp Derivative Litigation, Case No. 1:20-cv-04115. On March 8, 2023, the district court granted the defendants’ motion to dismiss the amended complaint with prejudice. There was no appeal, so the case is terminated. Also separately filed in the Hamilton County, Ohio Court of Common Pleas is Sandys v. Carmichael, et al., Case No. A2004539 (filed December 28, 2020) and The City of Miami Firefighters’ and Police Officers’ Retirement Trust v. Carmichael, et al., Case No. A2200330 (filed January 27, 2022). On April 18, 2022, the Sandys shareholder voluntarily dismissed the lawsuit without prejudice. On August 29, 2023, the trial court granted defendants’ motion to dismiss the case brought by The City of Miami Firefighters’ and Police Officers’ Retirement Trust. That case is now on appeal.

The Bancorp has also received several shareholder demands under Ohio Rev. Code § 1701.37(c) and lawsuits have been filed arising out of the same. Finally, the Bancorp has received shareholder demands that the Bancorp’s Board of Directors investigate and commence a civil action for failure to detect and/or prevent the alleged illegal cross-selling strategy.

Howards v. Fifth Third Bank
On March 8, 2018, Plaintiff Troy Howards filed a putative class action against Fifth Third Bank in the United States District Court for the Central District of California (Case No. 1:18-CV-869, S.D. OH 2018), alleging that Fifth Third improperly charged certain fees related to insufficient funds, customer overdrafts, and out-of-network ATM use. Venue was subsequently transferred to the United States District Court for the Southern District of Ohio. Plaintiff filed claims for breach of contract, breach of the implied covenant of good faith and fair dealing, for violation of the California Unfair Competition Law (Ca. Bus. & Prof. Code sec. 17200, et seq.), and the California Consumer Legal Remedies Act (Cal. Civ. Code sec. 1750 et seq.). Plaintiff seeks to represent putative nationwide classes and California classes of consumers allegedly charged improper repeated insufficient funds fees, improper overdraft fees, and fees for out-of-network ATM use from the beginning of the applicable statute of limitations to present. Plaintiff seeks damages of restitution and disgorgement in the amount of the allegedly unlawfully charged fees, damages proved at trial together with interest as allowed by applicable law. Fifth Third filed a motion to dismiss all claims. On February 6, 2023, the trial court issued an order dismissing the Plaintiff’s breach of contract claim with respect to out-of-network ATM fees and dismissing the two claims for violations of California consumer protection statutes. The Court denied Fifth Third’s motion to dismiss as it relates to the claims for breach of contract and breach of the implied covenant of good faith and fair dealing for certain customer overdrafts and insufficient funds fees. The case is in discovery, and no trial date has been set.

Record-Keeping Investigations
On September 29, 2023, Fifth Third Securities, Inc. entered into a resolution with the SEC to resolve the SEC’s investigation regarding compliance with certain record-keeping requirements for business-related electronic communications on unapproved channels. Under this resolution, FTS agreed to pay a penalty of $8 million to the SEC along with other prospective relief. The Commodity Futures Trading Commission is conducting a similar investigation into the Bancorp’s registered swap dealer.

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

Governmental Investigations and Proceedings
The Bancorp and/or its affiliates are or may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, including but not limited to the FRB, OCC, CFPB, SEC, FINRA, U.S. Department of Justice, etc., as well as state and other governmental authorities and self-regulatory bodies regarding their respective businesses. For example, Fifth Third Bank, National Association is currently cooperating with investigations related to several civil investigative demands by a number of state attorneys general regarding the lending practices and installer relationships of Dividend Solar Finance, LLC, which the Bank acquired in May 2022. Among these is a civil investigative demand by a coalition of 17 state attorneys general relating to the Chapter 7 bankruptcy filing of one such installer, Power Home Solar, LLC, dba Pink Energy. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences or reputational harm to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines,

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement. Additionally, in some cases, regulatory authorities may take supervisory actions that are considered to be confidential supervisory information which may not be publicly disclosed.

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $96 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

20. Income Taxes
The applicable income tax expense was $186 million and $192 million for the three months ended September 30, 2023 and 2022, respectively, and $519 million and $470 million for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rates for the three months ended September 30, 2023 and 2022 were 22.0% and 22.7%, respectively, and 22.2% and 21.6% for the nine months ended September 30, 2023 and 2022, respectively.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
21. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
September 30, 2023 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(1,594)	376	(1,218)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	(1,594)	376	(1,218)	(4,622)	(1,218)	(5,840)

Unrealized holding losses on cash flow hedge derivatives arising during period	(687)	160	(527)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	94	(22)	72
Net unrealized losses on cash flow hedge derivatives	(593)	138	(455)	(522)	(455)	(977)

Net actuarial loss arising during the year	—	—	—
Reclassification of amounts to net periodic benefit costs	—	—	—
Defined benefit pension plans, net	—	—	—	(18)	—	(18)

Other	—	—	—	(4)	—	(4)
Total	$(2,187)	514	(1,673)	(5,166)	(1,673)	(6,839)

	Total OCI			Total AOCI
September 30, 2022 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(2,780)	651	(2,129)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	(2,780)	651	(2,129)	(2,546)	(2,129)	(4,675)

Unrealized holding losses on cash flow hedge derivatives arising during period	(688)	158	(530)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(4)	1	(3)
Net unrealized losses on cash flow hedge derivatives	(692)	159	(533)	(63)	(533)	(596)

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	—	—	—	(31)	—	(31)

Other	—	—	—	(4)	—	(4)
Total	$(3,472)	810	(2,662)	(2,644)	(2,662)	(5,306)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The tables below present the activity of the components of OCI and AOCI for the nine months ended:

	Total OCI			Total AOCI
September 30, 2023 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(1,638)	386	(1,252)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	1	—	1
Net unrealized losses on available-for-sale debt securities	(1,637)	386	(1,251)	(4,589)	(1,251)	(5,840)

Unrealized holding losses on cash flow hedge derivatives arising during period	(864)	200	(664)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	240	(55)	185
Net unrealized losses on cash flow hedge derivatives	(624)	145	(479)	(498)	(479)	(977)

Net actuarial loss arising during the year	—	—	—
Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(19)	1	(18)

Other	—	—	—	(4)	—	(4)
Total	$(2,260)	531	(1,729)	(5,110)	(1,729)	(6,839)

	Total OCI			Total AOCI
September 30, 2022 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(7,249)	1,685	(5,564)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(3)	1	(2)
Net unrealized losses on available-for-sale debt securities	(7,252)	1,686	(5,566)	891	(5,566)	(4,675)

Unrealized holding losses on cash flow hedge derivatives arising during period	(1,092)	252	(840)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(140)	31	(109)
Net unrealized losses on cash flow hedge derivatives	(1,232)	283	(949)	353	(949)	(596)

Net actuarial loss arising during the year	(2)	—	(2)
Reclassification of amounts to net periodic benefit costs	5	(1)	4
Defined benefit pension plans, net	3	(1)	2	(33)	2	(31)

Other	—	—	—	(4)	—	(4)
Total	$(8,481)	1,968	(6,513)	1,207	(6,513)	(5,306)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2023	2022	2023	2022
Net unrealized losses on available-for-sale debt securities:(a)
Net (losses) gains included in net income	Securities gains (losses), net	$—	—	(1)	3
	Income before income taxes	—	—	(1)	3
	Applicable income tax expense	—	—	—	(1)
	Net income	—	—	(1)	2
Net unrealized losses on cash flow hedge derivatives:(a)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	(94)	4	(240)	140
	Income before income taxes	(94)	4	(240)	140
	Applicable income tax expense	22	(1)	55	(31)
	Net income	(72)	3	(185)	109
Net periodic benefit costs:(a)
Amortization of net actuarial loss	Compensation and benefits(b)	—	(1)	(2)	(3)
Settlements	Compensation and benefits(b)	—	—	—	(2)
	Income before income taxes	—	(1)	(1)	(5)
	Applicable income tax expense	—	—	—	1
	Net income	—	(1)	(1)	(4)

Total reclassifications for the period	Net income	(72)	2	(187)	107
(a)Amounts in parentheses indicate reductions to net income.
(b)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 22 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022 for further information.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
22. Earnings Per Share
The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2023			2022
For the three months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$623			$631
Less: Income allocated to participating securities	—			—
Net income allocated to common shareholders	$623	684	$0.91	$631	689	$0.91
Earnings Per Diluted Share:
Net income available to common shareholders	$623			$631
Effect of dilutive securities:
Stock-based awards	—	3		—	6
Net income available to common shareholders plus assumed conversions	$623			$631
Less: Income allocated to participating securities	—			—
Net income allocated to common shareholders plus assumed conversions	$623	687	$0.91	$631	695	$0.91

	2023			2022
For the nine months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$1,719			$1,631
Less: Income allocated to participating securities	—			1
Net income allocated to common shareholders	$1,719	684	$2.51	$1,630	689	$2.37
Earnings Per Diluted Share:
Net income available to common shareholders	$1,719			$1,631
Effect of dilutive securities:
Stock-based awards	—	4		—	6
Net income available to common shareholders plus assumed conversions	$1,719			$1,631
Less: Income allocated to participating securities	—			1
Net income allocated to common shareholders plus assumed conversions	$1,719	688	$2.50	$1,630	695	$2.34

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for both the three and nine months ended September 30, 2023 excludes 6 million shares of stock-based awards because their inclusion would have been anti-dilutive. The diluted earnings per share computation for both the three and nine months ended September 30, 2022 excludes 3 million shares of stock-based awards because their inclusion would have been anti-dilutive.

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

	Fair Value Measurements Using
September 30, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$3,462	—	—	3,462
Obligations of states and political subdivisions securities	—	2	—	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	9,876	—	9,876
Agency commercial mortgage-backed securities	—	24,461	—	24,461
Non-agency commercial mortgage-backed securities	—	4,325	—	4,325
Asset-backed securities and other debt securities	—	4,990	—	4,990
Available-for-sale debt and other securities(a)	3,462	43,654	—	47,116
Trading debt securities:
U.S. Treasury and federal agencies securities	610	31	—	641
Obligations of states and political subdivisions securities	—	43	—	43
Agency residential mortgage-backed securities	—	7	—	7
Asset-backed securities and other debt securities	—	531	—	531
Trading debt securities	610	612	—	1,222
Equity securities	238	12	—	250
Residential mortgage loans held for sale	—	497	—	497
Residential mortgage loans(b)	—	—	113	113
Servicing rights	—	—	1,822	1,822
Derivative assets:
Interest rate contracts	14	1,467	5	1,486
Foreign exchange contracts	—	706	—	706
Commodity contracts	89	1,026	—	1,115
Derivative assets(c)	103	3,199	5	3,307
Total assets	$4,413	47,974	1,940	54,327
Liabilities:
Derivative liabilities:
Interest rate contracts	$1	1,903	7	1,911
Foreign exchange contracts	—	644	—	644
Equity contracts	—	—	172	172
Commodity contracts	141	904	—	1,045
Derivative liabilities(d)	142	3,451	179	3,772
Short positions:
U.S. Treasury and federal agencies securities	108	—	—	108
Asset-backed securities and other debt securities	—	155	—	155
Short positions(d)	108	155	—	263
Total liabilities	$250	3,606	179	4,035
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $281, $494 and $2, respectively, at September 30, 2023.
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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At September 30, 2023 and December 31, 2022, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the Bancorp’s IRLCs at September 30, 2023 was $4 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $2 million and $5 million, respectively. Immediate increases in current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $3 million and $6 million, respectively. An immediate 10% or 20% change in loan closing rates, either adverse or favorable, would not have a material impact on the fair value of IRLCs as of September 30, 2023. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2023 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$124	1,764	2	(204)	1,686
Total gains (losses) (realized/unrealized):(b)
Included in earnings	(7)	34	7	(10)	24
Purchases/originations	—	24	—	—	24
Settlements	(5)	—	(11)	42	26
Transfers into Level 3(c)	1	—	—	—	1
Balance, end of period	$113	1,822	(2)	(172)	1,761
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2023	$(7)	56	3	(10)	42
(a)Net interest rate derivatives include derivative assets and liabilities of $5 and $7, respectively, as of September 30, 2023.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2023.
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
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2022.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2023 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$123	1,746	(1)	(195)	1,673
Total (losses) gains (realized/unrealized):(b)
Included in earnings	(4)	(6)	32	(72)	(50)
Purchases/originations	—	82	(2)	—	80
Settlements	(11)	—	(31)	95	53
Transfers into Level 3(c)	5	—	—	—	5
Balance, end of period	$113	1,822	(2)	(172)	1,761
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2023	$(4)	53	3	(72)	(20)
(a)Net interest rate derivatives include derivative assets and liabilities of $5 and $7, respectively, as of September 30, 2023.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2023.
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

The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Mortgage banking net revenue	$33	35	19	202
Commercial banking revenue	1	1	3	3
Other noninterest income	(10)	(17)	(72)	(46)
Total (losses) gains	$24	19	(50)	159

The total losses and gains included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2023 and 2022 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Mortgage banking net revenue	$51	70	49	316
Commercial banking revenue	1	1	3	3
Other noninterest income	(10)	(17)	(72)	(46)
Total (losses) gains	$42	54	(20)	273

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present information as of September 30, 2023 and 2022 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of September 30, 2023 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$113	Loss rate model	Interest rate risk factor	(28.7)	-	4.0%		(16.9)%	(a)
			Credit risk factor	—	-	0.6%		0.2%	(a)
							(Fixed)	5.0%	(b)
Servicing rights	1,822	DCF	Prepayment speed	—	-	100.0%	(Adjustable)	20.3%	(b)
							(Fixed)	582	(b)
			OAS (bps)	477	-	1,447	(Adjustable)	1,204	(b)
IRLCs, net	4	DCF	Loan closing rates	33.2	-	97.5%		82.3%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(172)	DCF	Timing of the resolution of the Covered Litigation	Q3 2024	-	Q1 2027	Q4 2025		(d)
(a)Unobservable inputs were weighted by the relative carrying value of the instruments.
(b)Unobservable inputs were weighted by the relative unpaid principal balance of the instruments.
(c)Unobservable inputs were weighted by the relative notional amount of the instruments.
(d)Unobservable inputs were weighted by the probability of the final funding date of the instruments.

As of September 30, 2022 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$125	Loss rate model	Interest rate risk factor	(24.6)	-	2.6%		(13.1)%	(a)
			Credit risk factor	—	-	23.1%		0.4%	(a)
							(Fixed)	5.2%	(b)
Servicing rights	1,732	DCF	Prepayment speed	—	-	100.0%	(Adjustable)	20.3%	(b)
							(Fixed)	723	(b)
			OAS (bps)	615	-	1,513	(Adjustable)	1,204	(b)
IRLCs, net	(3)	DCF	Loan closing rates	48.9	-	98.6%		90.1%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(174)	DCF	Timing of the resolution of the Covered Litigation	Q4 2023	-	Q3 2026	Q1 2025		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of September 30, 2023 and 2022, and for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2023 and 2022, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total Losses
As of September 30, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2023	For the nine months ended September 30, 2023
Commercial loans and leases	$—	—	154	154	(21)	(118)
Consumer and residential mortgage loans	—	—	188	188	(2)	(10)
OREO	—	—	18	18	(7)	(8)
Bank premises and equipment	—	—	4	4	—	(2)
Private equity investments	—	—	—	—	—	(2)
Total	$—	—	364	364	(30)	(140)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total Losses
As of September 30, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Commercial loans and leases	$—	—	161	161	(42)	(89)
Consumer and residential mortgage loans	—	—	120	120	—	—
OREO	—	—	3	3	—	—
Bank premises and equipment	—	—	3	3	(1)	(2)
Operating lease equipment	—	—	2	2	—	(2)
Private equity investments	—	9	1	10	(1)	(8)
Total	$—	9	290	299	(44)	(101)

The following tables present information as of September 30, 2023 and 2022 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of September 30, 2023 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$154	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	188	Appraised value	Collateral value	NM	NM
OREO	18	Appraised value	Appraised value	NM	NM
Bank premises and equipment	4	Appraised value	Appraised value	NM	NM
Private equity investments	—	Comparable company analysis	Market comparable transactions	NM	NM

As of September 30, 2022 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$161	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	120	Appraised value	Collateral value	NM	NM
OREO	3	Appraised value	Appraised value	NM	NM
Bank premises and equipment	3	Appraised value	Appraised value	NM	NM
Operating lease equipment	2	Appraised value	Appraised value	NM	NM
Private equity investments	1	Comparable company analysis	Market comparable transactions	NM	NM

Portfolio loans and leases
During the three and nine months ended September 30, 2023 and 2022, the Bancorp recorded nonrecurring adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the amortized cost basis of the loan or lease exceeds the estimated net realizable value of the collateral, then an ALLL is recognized, or a charge-off once the remaining amount is considered uncollectible.

OREO
During the three and nine months ended September 30, 2023 and 2022, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses include an immaterial amount in losses recorded as charge-offs on new OREO properties transferred from loans during the three and nine months ended September 30, 2023 and 2022. These losses also included $7 million and $8 million recorded as negative fair value adjustments for the three and nine months ended September 30, 2023, respectively and immaterial amounts recorded as fair value adjustments for both the three and nine months ended September 30, 2022 recorded upon the transfer, or subsequent to the transfer, of properties to OREO. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp did not recognize gains during the three and nine months ended September 30, 2023 and recognized gains of an immaterial amount and $4 million during the three and nine months ended September 30, 2022, respectively, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2023 includes a cumulative $40 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp did not recognize impairment charges and recognized $2 million in impairment charges for the three and nine months ended September 30, 2023, respectively, and $1 million and $12 million for the three and nine months ended September 30, 2022, respectively. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2023 includes a cumulative $31 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fair value changes recognized in earnings for residential mortgage loans held at September 30, 2023 and 2022 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included losses of $24 million and $49 million, respectively. These losses are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount and $1 million at September 30, 2023 and December 31, 2022, respectively. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

September 30, 2023 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$610	634	(24)
Nonaccrual loans	2	2	—
December 31, 2022
Residential mortgage loans measured at fair value	$723	733	(10)
Past due loans of 30-89 days	1	1	—
Nonaccrual loans	2	2	—

The Bancorp may invest in certain hybrid financial instruments with embedded derivatives that are not clearly and closely related to the host contracts. The Bancorp elected to measure the entire instrument at fair value with changes in fair value recognized in earnings. The Bancorp did not hold these investments as of September 30, 2023 and December 31, 2022. Fair value changes recognized in earnings included gains of zero for both the three and nine months ended September 30, 2023 and gains of zero and $11 million for the three and nine months ended September 30, 2022, respectively, reported in securities gains (losses), net in the Condensed Consolidated Statements of Income.

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of September 30, 2023 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,837	2,837	—	—	2,837
Other short-term investments	18,923	18,923	—	—	18,923
Other securities	777	—	777	—	777
Held-to-maturity securities	2	—	—	2	2
Loans and leases held for sale	117	—	—	117	117
Portfolio loans and leases:
Commercial loans and leases	73,931	—	—	73,820	73,820
Consumer and residential mortgage loans	43,704	—	—	39,539	39,539
Total portfolio loans and leases, net	$117,635	—	—	113,359	113,359
Financial liabilities:
Deposits	$167,672	—	167,610	—	167,610
Federal funds purchased	205	205	—	—	205
Other short-term borrowings	4,594	—	4,600	—	4,600
Long-term debt	16,562	14,038	1,904	—	15,942

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2022 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,466	3,466	—	—	3,466
Other short-term investments	8,351	8,351	—	—	8,351
Other securities	874	—	874	—	874
Held-to-maturity securities	5	—	—	5	5
Loans and leases held for sale	407	—	—	414	414
Portfolio loans and leases:
Commercial loans and leases	75,262	—	—	75,104	75,104
Consumer and residential mortgage loans	43,901	—	—	42,193	42,193
Total portfolio loans and leases, net	$119,163	—	—	117,297	117,297
Financial liabilities:
Deposits	$163,690	—	163,634	—	163,634
Federal funds purchased	180	180	—	—	180
Other short-term borrowings	4,838	—	4,829	—	4,829
Long-term debt	13,778	13,218	411	—	13,629

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the three months ended:

September 30, 2023 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,007	1,390	98	(1,057)		—		1,438
Provision for credit losses	—	105	1	13		—		119
Net interest income after provision for credit losses	$1,007	1,285	97	(1,070)		—		1,319
Noninterest income:
Commercial banking revenue	$154	1	—	(1)		—		154
Wealth and asset management revenue	—	53	137	—		(45)	(a)	145
Service charges on deposits	95	55	—	(1)		—		149
Card and processing revenue	23	78	—	3		—		104
Mortgage banking net revenue	—	57	—	—		—		57
Leasing business revenue	58	—	—	—		—		58
Other noninterest income	24	30	2	(1)		—		55
Securities losses, net	(1)	—	—	(6)		—		(7)
Securities losses, net – non-qualifying hedges on MSRs	—	—	—	—		—		—
Total noninterest income	$353	274	139	(6)		(45)		715
Noninterest expense:
Compensation and benefits	$156	217	53	203		—		629
Technology and communications	4	7	—	104		—		115
Net occupancy expense(c)	12	52	3	17		—		84
Equipment expense	7	11	—	19		—		37
Marketing expense	1	17	—	17		—		35
Leasing business expense	29	—	—	—		—		29
Card and processing expense	3	19	—	(1)		—		21
Other noninterest expense	266	301	79	(363)		(45)		238
Total noninterest expense	$478	624	135	(4)		(45)		1,188
Income (loss) before income taxes	$882	935	101	(1,072)		—		846
Applicable income tax expense (benefit)	164	196	22	(196)		—		186
Net income (loss)	$718	739	79	(876)		—		660
Total goodwill	$2,324	2,369	226	—		—		4,919
Total assets	$82,829	88,230	10,538	31,370	(b)	—		212,967
(a)Revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes bank premises and equipment of $22 classified as held for sale. For more information, refer to Note 7.
(c)Includes impairment losses and termination charges of $1 for ROU assets related to certain operating leases. For more information, refer to Note 9.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2022 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$594	833	79	(8)		—		1,498
Provision for (benefit from) credit losses	(2)	34	—	126		—		158
Net interest income after provision for (benefit from) credit losses	$596	799	79	(134)		—		1,340
Noninterest income:
Commercial banking revenue	$133	1	1	(1)		—		134
Wealth and asset management revenue	1	52	132	—		(44)	(a)	141
Service charges on deposits	90	53	—	—		—		143
Card and processing revenue	22	79	1	3		—		105
Mortgage banking net revenue	—	69	—	—		—		69
Leasing business revenue	60	—	—	—		—		60
Other noninterest income(b)	24	33	—	2		—		59
Securities losses, net	(32)	—	—	(6)		—		(38)
Securities losses, net – non-qualifying hedges on MSRs	—	(1)	—	—		—		(1)
Total noninterest income	$298	286	134	(2)		(44)		672
Noninterest expense:
Compensation and benefits	$147	207	54	197		—		605
Technology and communications	2	6	—	98		—		106
Net occupancy expense	10	49	3	12		—		74
Equipment expense	7	9	—	20		—		36
Marketing expense	1	20	—	14		—		35
Leasing business expense	33	—	—	—		—		33
Card and processing expense	3	19	—	(1)		—		21
Other noninterest expense	237	298	85	(319)		(44)		257
Total noninterest expense	$440	608	142	21		(44)		1,167
Income (loss) before income taxes	$454	477	71	(157)		—		845
Applicable income tax expense (benefit)	85	100	15	(8)		—		192
Net income (loss)	$369	377	56	(149)		—		653
Total goodwill	$2,324	2,375	226	—		—		4,925
Total assets	$83,798	84,653	12,232	24,780	(c)	—		205,463
(a)Revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes $1 of impairment charges for bank premises and equipment recorded in Consumer and Small Business Banking. For more information, refer to Note 7 and Note 23.
(c)Includes bank premises and equipment of $24 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the nine months ended:

September 30, 2023 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$3,006	4,016	294	(2,905)		—		4,411
Provision for credit losses	37	221	1	201		—		460
Net interest income after provision for credit losses	$2,969	3,795	293	(3,106)		—		3,951
Noninterest income:
Commercial banking revenue	$459	3	1	(2)		—		461
Wealth and asset management revenue	2	159	410	—		(137)	(a)	434
Service charges on deposits	275	159	—	(3)		—		431
Card and processing revenue	69	231	2	8		—		310
Mortgage banking net revenue	—	184	—	—		—		184
Leasing business revenue	162	—	—	—		—		162
Other noninterest income(b)	68	83	2	(1)		—		152
Securities gains (losses), net	(9)	—	—	12		—		3
Securities losses, net – non-qualifying hedges on MSRs	—	—	—	—		—		—
Total noninterest income	$1,026	819	415	14		(137)		2,137
Noninterest expense:
Compensation and benefits	$499	663	169	705		—		2,036
Technology and communications	10	20	1	316		—		347
Net occupancy expense(d)	32	156	9	51		—		248
Equipment expense	22	32	—	56		—		110
Marketing expense	2	52	1	41		—		96
Leasing business expense	94	—	—	—		—		94
Card and processing expense	8	57	1	(3)		—		63
Other noninterest expense	849	920	242	(1,118)		(137)		756
Total noninterest expense	$1,516	1,900	423	48		(137)		3,750
Income (loss) before income taxes	$2,479	2,714	285	(3,140)		—		2,338
Applicable income tax expense (benefit)	470	569	59	(579)		—		519
Net income (loss)	$2,009	2,145	226	(2,561)		—		1,819
Total goodwill	$2,324	2,369	226	—		—		4,919
Total assets	$82,829	88,230	10,538	31,370	(c)	—		212,967
(a)Revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $1 for bank premises and equipment recorded in both Consumer and Small Business Banking and General Corporate and Other. For more information, refer to Note 7 and Note 23.
(c)Includes bank premises and equipment of $22 classified as held for sale. For more information, refer to Note 7.
(d)Includes impairment losses and termination charges of $2 for ROU assets related to certain operating leases. For more information, refer to Note 9.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2022 ($ in millions)	Commercial Banking		Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,669		1,981	167	215		—		4,032
Provision for credit losses	44		93	—	246		—		383
Net interest income after provision for credit losses	$1,625		1,888	167	(31)		—		3,649
Noninterest income:
Commercial banking revenue	$405		2	1	(2)		—		406
Wealth and asset management revenue	2		154	407	—		(133)	(a)	430
Service charges on deposits	285		164	1	(1)		—		449
Card and processing revenue	65		231	2	8		—		306
Mortgage banking net revenue	—		151	1	—		—		152
Leasing business revenue	179	(c)	—	—	—		—		179
Other noninterest income(b)	88		86	—	21		—		195
Securities losses, net	(32)		—	—	(52)		—		(84)
Securities losses, net – non-qualifying hedges on MSRs	—		(2)	—	—		—		(2)
Total noninterest income	$992		786	412	(26)		(133)		2,031
Noninterest expense:
Compensation and benefits	$483		630	166	621		—		1,900
Technology and communications	9		15	1	281		—		306
Net occupancy expense(e)	30		147	9	39		—		225
Equipment expense	21		28	—	59		—		108
Marketing expense	3		44	1	39		—		87
Leasing business expense	95		—	—	—		—		95
Card and processing expense	8		54	—	(3)		—		59
Other noninterest expense	712		871	244	(973)		(133)		721
Total noninterest expense	$1,361		1,789	421	63		(133)		3,501
Income (loss) before income taxes	$1,256		885	158	(120)		—		2,179
Applicable income tax expense	230		186	33	21		—		470
Net income (loss)	$1,026		699	125	(141)		—		1,709
Total goodwill	$2,324		2,375	226	—		—		4,925
Total assets	$83,798		84,653	12,232	24,780	(d)	—		205,463
(a)Revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes $2 of impairment charges for bank premises and equipment recorded in Consumer and Small Business Banking. For more information, refer to Note 7 and Note 23.
(c)Includes impairment charges of $2 for operating lease equipment. For more information, refer to Note 8 and Note 23.
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

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 19 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
There have been no material changes made during the third quarter of 2023 to any of the risk factors as previously disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022, as updated by the Bancorp’s subsequent Quarterly Reports on Form 10-Q.

Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2023.

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
4.1
Fifteenth Supplemental Indenture dated as of July 27, 2023 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee, as amended by Article 4 of the Twelfth Supplemental Indenture dated April 25, 2022 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2023.

4.2	Form of 6.339% Fixed Rate/Floating Rate Senior Notes due 2029. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 27, 2023.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: November 7, 2023

/s/ James C. Leonard
James C. Leonard
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)