Form 10-K
period 2023-12-31
FIFTH THIRD BANCORP
filed 2024-02-27
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒
There were 681,221,886 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2024. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $15,509,992,776 as of June 30, 2023.
13 Fifth Third Bancorp

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (the “SEC”) with respect to annual reports on Form 10-K and annual reports to shareholders. Sections of the Bancorp’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Only those sections of this 2023 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the registrant’s Form 10-K for the year ended December 31, 2023. No other information contained in this 2023 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the registrant’s Form 10-K.

10-K CROSS REFERENCE INDEX

14 Fifth Third Bancorp

FORWARD-LOOKING STATEMENTS
This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements other than statements of historical fact are forward-looking statements. These statements relate to our financial condition, results of operations, plans, objectives, future performance, capital actions or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in the Risk Factors section in Item 1A in this Annual Report on Form 10-K. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) deteriorating credit quality; (2) loan concentration by location or industry of borrowers or collateral; (3) problems encountered by other financial institutions; (4) inadequate sources of funding or liquidity; (5) unfavorable actions of rating agencies; (6) inability to maintain or grow deposits; (7) limitations on the ability to receive dividends from subsidiaries; (8) cyber-security risks; (9) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (10) failures by third-party service providers; (11) inability to manage strategic initiatives and/or organizational changes; (12) inability to implement technology system enhancements; (13) failure of internal controls and other risk management programs; (14) losses related to fraud, theft, misappropriation or violence; (15) inability to attract and retain skilled personnel; (16) adverse impacts of government regulation; (17) governmental or regulatory changes or other actions; (18) failures to meet applicable capital requirements; (19) regulatory objections to Fifth Third’s capital plan; (20) regulation of Fifth Third’s derivatives activities; (21) deposit insurance premiums; (22) assessments for the orderly liquidation fund; (23) weakness in the national or local economies; (24) global political and economic uncertainty or negative actions; (25) changes in interest rates and the effects of inflation; (26) changes and trends in capital markets; (27) fluctuation of Fifth Third’s stock price; (28) volatility in mortgage banking revenue; (29) litigation, investigations, and enforcement proceedings by governmental authorities; (30) breaches of contractual covenants, representations and warranties; (31) competition and changes in the financial services industry; (32) potential impacts of the adoption of real-time payment networks; (33) changing retail distribution strategies, customer preferences and behavior; (34) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (35) potential dilution from future acquisitions; (36) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (37) results of investments or acquired entities; (38) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (39) inaccuracies or other failures from the use of models; (40) effects of critical accounting policies and judgments or the use of inaccurate estimates; (41) weather-related events, other natural disasters, or health emergencies (including pandemics); (42) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity; (43) changes in law or requirements imposed by Fifth Third’s regulators impacting our capital actions, including dividend payments and stock repurchases; and (44) Fifth Third’s ability to meet its environmental and/or social targets, goals and commitments. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as may be required by law, and we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The information contained herein is intended to be reviewed in its totality, and any stipulations, conditions or provisos that apply to a given piece of information in one part of this report should be read as applying mutatis mutandis to every other instance of such information appearing herein.
15 Fifth Third Bancorp

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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio and is the indirect holding company of Fifth Third Bank, National Association (the “Bank”). As of December 31, 2023, Fifth Third had $215 billion in assets and operates 1,088 full-service Banking Centers and 2,104 Fifth Third branded ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Georgia, North Carolina and South Carolina. The Bancorp operates three main businesses: Commercial Banking, Consumer and Small Business Banking and Wealth & Asset Management. Fifth Third is among the largest money managers in the Midwest and, as of December 31, 2023, had $574 billion in assets under care, of which it managed $59 billion for individuals, corporations and not-for-profit organizations. Investor information and press releases can be viewed on the Bancorp’s Investor Relations website at ir.53.com. Information on or accessible through our website is not deemed to be incorporated into this Annual Report on Form 10-K. Website references in this Annual Report are merely textual references. Fifth Third’s common stock is traded on the NASDAQ® Global Select Market under the symbol “FITB.”

The Bancorp’s subsidiaries provide a wide range of financial products and services to the commercial, financial, retail, governmental, educational, energy and healthcare sectors. This includes a variety of checking, savings and money market accounts, wealth management solutions, payments and commerce solutions, insurance services and credit products such as commercial loans and leases, mortgage loans, credit cards, installment loans and auto loans. These products and services are delivered through a variety of channels including the Bancorp’s banking centers, other offices, telephone sales, the internet and mobile applications. The Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund (the “DIF”). Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of subsidiaries of the Bancorp as of February 15, 2024.

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

Human Capital Resources
The Bancorp’s human capital strategy is designed to attract, develop and retain talent. This strategy ensures that Fifth Third has the talent, capabilities, and organizational structure to support business needs now and in the future. As of December 31, 2023, the Bancorp had 18,724 full-time equivalent employees, compared to 19,319 as of December 31, 2022. These employees support the organization’s vision to be the One Bank people most value and trust by upholding its four Core Values: Be Respectful & Inclusive, Take Accountability, Work as One Bank and Act with Integrity.

16 Fifth Third Bancorp

Equality, Equity and Inclusion
Fifth Third believes that an inclusive culture is essential to living its Core Values, serving its customers, delivering financial performance and being recognized as a leader in building an engaging workplace. As of December 31, 2023, the Bancorp’s employees were approximately 57% female and approximately 29% persons of color: 71% White, 13% Black/African American, 8% Hispanic/Latino, 6% Asian, and 2% Other.

The Bancorp has embedded approaches that continue to drive strategies across several key workstreams that focus on employees, customers, and the community. To support its commitment, the Bancorp has invested in the ongoing growth and expansion of its nine employee Business Resource Groups (“BRGs”). All employees regardless of background may join any BRG. Each BRG focuses on three pillars: employee development, community involvement/volunteerism and business innovation. BRGs across the footprint share best practices, embedding specific actions and activities to progress a culture of belonging and engagement.

Engagement and Development
Fifth Third believes that an engaged workforce is one of its most valuable assets in sustaining its success. The Bancorp’s continuous listening strategy is an important component of its inclusive culture. The Bancorp’s holistic approach to collecting, measuring and responding to employee feedback enhances the employee experience at critical points during times of change in business or work environments. Feedback is collected through a variety of methods, including the Employee Viewpoints Survey which includes questions related to culture, engagement, inclusion, employee well-being, expectations and intent to stay.

The Bancorp’s learning, development and career mobility strategy delivers personalized and accessible experiences that fuel career growth and help retain talent. In 2023, employees completed over 779,000 training hours. In addition, the Bancorp requires all employees and contingent workers to complete compliance courses that support strong risk management behaviors and accountability.

Total Rewards – Compensation and Benefits
The Bancorp is committed to providing competitive compensation programs that attract and retain top talent, while driving its business strategy and effectively managing risk. Compensation programs are designed to pay for performance and consider applicable regulatory expectations, corporate values and behavioral expectations. The Bancorp’s Compensation Philosophy aligns with the creation of long-term shareholder value.

The Bancorp continuously analyzes its compensation and benefits programs and practices with the objective of providing all employees with an equal opportunity to maximize their potential. Although not a nationwide requirement, Fifth Third recognizes a footprint-wide salary history ban and does not ask for a candidate’s current salary to use as a factor in determining an employment offer.

The Bancorp offers a holistic suite of benefits that demonstrates its commitment to its employees’ physical, financial and personal health and well-being. In addition to traditional benefit offerings, the Bancorp offers a 401(k) retirement program that pays a match up to 7% of an employee’s eligible compensation, parental bonding leave, telemedicine services and tools that help find the highest quality and lowest cost treatment options. These services assist employees in maintaining a healthy work-life balance. In 2023, the Bancorp transitioned to a new paid time off structure that provides employees more control and flexibility to manage their time away, which includes paid time off for volunteering. In addition, the Bancorp enhanced its wellness offerings and resources to support employees and their families.

Recruitment and Retention
The Bancorp continues to navigate the changing talent landscape by monitoring the external environment and adapting talent strategies to meet internal needs. The Bancorp’s focus on the Employee Value Proposition demonstrates a continued commitment to employees by developing great leaders, evolving the employee experience, and focusing on equality, equity and inclusion. Full year turnover significantly improved, decreasing from 21.0% in 2022 to 16.9% in 2023.

The Bancorp’s focus on multicultural recruitment strengthens the organization by fostering an inclusive culture. To attract the most talented employees, the Bancorp continues to enhance relationships with universities and partner organizations to attract top talent from various backgrounds including women, minorities, individuals with disabilities, veterans and LGBTQ+ individuals. Creating and developing an inclusive workforce is important for the Bancorp’s business growth, leading to enhanced innovation while focusing on the needs of our customers.

Acquisitions and Investments
The Bancorp’s strategy for growth includes strengthening its presence in core markets and broadening its product offerings while taking into account the integration and other risks of growth. The Bancorp evaluates strategic acquisition and investment opportunities and conducts due diligence activities in connection with possible transactions. As a result, discussions, and in some cases, negotiations regarding acquisitions and investments may take place and future transactions involving cash, debt or equity securities may occur. These typically involve the payment of a premium over book value and current market price, and therefore, some dilution of tangible book value and net income per share may occur with any future transactions.

17 Fifth Third Bancorp

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

The EGRRCPA amended various sections of Dodd-Frank, including section 165, which was revised to raise the asset thresholds for determining the application of enhanced prudential standards for BHCs. The EGRRCPA’s increased asset thresholds took effect immediately for BHCs with total consolidated assets less than $100 billion, with the exception of risk committee requirements, which now apply to publicly-traded BHCs with $50 billion or more of consolidated assets. BHCs with consolidated assets between $100 billion and $250 billion, including the Bancorp, were subject to the enhanced prudential standards that applied to them before enactment of EGRRCPA until December 31, 2019, when rules adopted by the FRB that tailor the applicability of enhanced prudential standards and capital and liquidity requirements for BHCs with $100 billion or more in total consolidated assets became effective, as described in detail below.

Subsequent to the EGRRCPA, the FRB adopted a rule that adjusts the thresholds at which certain enhanced prudential standards (“EPS”) apply to BHCs with $100 billion or more in total consolidated assets (the “EPS Tailoring Rule”) and the FRB, the Office of the Comptroller of the Currency (the “OCC”) and FDIC adopted a rule that similarly adjusts the thresholds at which certain other capital and liquidity standards apply to BHCs and banks with $100 billion or more in total consolidated assets (the “Capital and Liquidity Tailoring Rule” and, together with the EPS Tailoring Rule, the “Tailoring Rules”). The Tailoring Rules establish four risk-based categories of institutions, and the extent to which enhanced prudential standards and certain other capital and liquidity standards apply to these BHCs and banks depends on the banking organization’s category. Under the Tailoring Rules, the Bancorp and the Bank each qualify as a Category IV banking organization subject to the least restrictive of the requirements applicable to firms with $100 billion or more in total consolidated assets.

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

The Bancorp and the Bank are required to file various reports with and are subject to examination by various regulators, including the FRB, the OCC and the CFPB. The FRB, the OCC and the CFPB have the authority to issue orders for BHCs and banks to cease and desist from certain banking practices and violations of conditions imposed by, or violations of agreements with, the FRB, the OCC and the CFPB. Some of the Bancorp’s and the Bank’s regulators are also empowered to assess civil money penalties against companies or individuals in certain situations, such as when there is a violation of a law or regulation. Applicable state and federal laws also grant the Bancorp’s regulators the authority to impose additional requirements and restrictions on the activities of the Bancorp and the Bank and, in some situations, the imposition of such additional requirements and restrictions will not be publicly available information.

The following discussion describes certain elements of the comprehensive regulatory framework applicable to the Bancorp and its subsidiaries. This discussion is not intended to describe all laws and regulations applicable to the Bancorp, the Bank and the Bancorp’s other subsidiaries.

18 Fifth Third Bancorp

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

Source of Strength
A BHC, including the Bancorp, is expected to act as a source of financial and managerial strength to each of its banking subsidiaries and to commit resources to their support. This support may be required at times when the BHC may not have the resources to provide it or when doing so is not otherwise in the interests of the Bancorp or its shareholders or creditors. U.S. banking regulators may require a BHC to make capital injections into a troubled subsidiary bank and may charge the BHC with engaging in unsafe and unsound practices if the BHC fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize the BHC’s ability to commit resources to such subsidiary bank.

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

FDIC Assessments
The DIF provides insurance coverage for certain deposits, up to a standard maximum deposit insurance amount of $250,000 per depositor per account ownership category per bank and is funded through assessments on insured depository institutions, based on the risk each institution poses to the DIF. The Bank accepts customer deposits that are insured by the DIF and, therefore, must pay insurance premiums. The FDIC may increase the Bank’s insurance premiums based on various factors, including the FDIC’s assessment of its risk profile.

19 Fifth Third Bancorp

As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35% by September 30, 2028. The FDIC’s amended restoration plan increases the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, which began with the first quarterly assessment period of 2023.

In November 2023, the FDIC issued a final rule for a special deposit insurance assessment on banking organizations with greater than $5 billion in assets to recover the costs associated with protecting uninsured depositors following the bank failures that occurred in 2023. The estimate of the Bancorp’s special assessment under the provisions of the final rule was $224 million, which was recognized in earnings upon issuance of the final rule and will be paid to the FDIC over an anticipated total of eight quarterly assessment periods beginning with the first quarter of 2024. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.

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

On October 24, 2023, the OCC, FRB, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities.

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
20 Fifth Third Bancorp

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

In August 2020, the U.S. federal banking agencies adopted a final rule altering the definition of eligible retained income in their respective capital rules. Under the new rule, eligible retained income is the greater of a firm’s (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) average net income over the preceding four quarters. An institution’s eligible retained income, when considered in conjunction with capital ratios and the stress capital buffer, provides limitations on capital distributions (including dividends and share repurchases) and certain executive compensation arrangements for the quarter following the calculation. As of December 31, 2023, the Bancorp was permitted to use 100% of its eligible retained income for these purposes in the first quarter of 2024. In addition, in December 2018, the U.S. federal banking agencies finalized rules that would permit BHCs and banks to phase-in, for regulatory capital purposes, the day-one impact of ASU 2016-13 (“CECL”) on retained earnings over a period of three years. As part of their response to the COVID-19 pandemic, the U.S. federal banking agencies issued another final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL. The final rule provides banking organizations that adopted CECL in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by the aforementioned three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the day-one impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the day-one ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount was calculated each quarter for the first two years of the five-year transition. The amount of the modified CECL transition amount was then fixed as of December 31, 2021 and that amount is subject to the three-year phase out. Refer to the Capital Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

The Capital Rules also require banking organizations to maintain a stress capital buffer to avoid becoming subject to certain limitations on capital distributions and discretionary bonuses to executive officers (see Stress Buffer Requirements below). For more information related to the stress capital buffer, refer to Note 29 of the Notes to Consolidated Financial Statements.

The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the table below. The FRB has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the Capital Rules. For purposes of the FRB’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as the Bancorp, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the FRB were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, the Bancorp’s capital ratios as of December 31, 2023, would exceed such revised well-capitalized standard. The FRB may require BHCs, including the Bancorp, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile, and growth plans.

21 Fifth Third Bancorp

The following table presents the minimum regulatory capital ratios, minimum ratio plus stress capital buffer, and well-capitalized minimums compared with the Bancorp’s and the Bank’s regulatory capital ratios as of December 31, 2023, calculated using the regulatory capital methodology applicable during 2023:

Regulatory Capital Ratios:
	Minimum Regulatory Capital Ratio	Minimum Ratio + Stress Capital Buffer(a)	Well-Capitalized Minimums(b)	Actual at December 31, 2023
CET1 risk-based capital ratio:
Fifth Third Bancorp	4.50%	7.00	N/A	10.29
Fifth Third Bank, National Association	4.50	7.00	6.50	12.42
Tier 1 risk-based capital ratio:
Fifth Third Bancorp	6.00	8.50	6.00	11.59
Fifth Third Bank, National Association	6.00	8.50	8.00	12.42
Total risk-based capital ratio:
Fifth Third Bancorp	8.00	10.50	10.00	13.72
Fifth Third Bank, National Association	8.00	10.50	10.00	13.85
Leverage ratio:
Fifth Third Bancorp	4.00	N/A	N/A	8.73
Fifth Third Bank, National Association	4.00	N/A	5.00	9.38
(a)Reflects the stress capital buffer of 2.5% applicable during 2023.
(b)Reflects the well-capitalized standard applicable to the Bancorp under FRB Regulation Y and the well-capitalized standard applicable to the Bank.

Proposed Updates to Regulatory Requirements for Capital
On July 27, 2023, the U.S. banking agencies released a notice of proposed rulemaking to revise the Basel III Capital Rules, which would modify its existing risk-based capital framework for large banks and introduce a new framework that implements international capital standards. The proposed rulemaking would increase capital requirements applicable to banking organizations with total assets of $100 billion or more, including Fifth Third, and would align the calculation of regulatory capital and the calculation of risk-weighted assets across large banking organizations. As proposed, the rules would be effective for the Bancorp on July 1, 2025 and phased in over a three-year transition period. The Bancorp is in the process of evaluating this proposed rulemaking and assessing its potential impact.

Liquidity Regulation
As a result of the Tailoring Rules, the Bancorp, as a Category IV banking organization, is exempt from the liquidity coverage ratio requirement but remains subject to internal liquidity stress tests and standards.

Capital Planning and Stress Testing
BHCs with $100 billion or more in consolidated assets, including the Bancorp, generally must submit capital plans to the FRB on an annual basis. In March 2020, the FRB adopted a final rule to integrate the annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements for large BHCs. As a result, the FRB’s annual CCAR process is now used to calibrate the Bancorp’s stress capital buffer requirement. Among other changes, the revised capital plan rule also eliminated the assumption that the Bancorp’s balance sheet assets would increase over the planning horizon. In addition, provided that the Bancorp is otherwise in compliance with automatic restrictions on distributions under the Capital Rules, the Bancorp is no longer required to seek prior approval to make capital distributions in excess of those included in its capital plan. The Bancorp is required to provide the FRB notice within 15 days after making any capital distributions in excess of those included in its capital plan.

Under its CCAR process, the FRB annually evaluates capital adequacy, internal capital adequacy assessment processes and capital distribution plans of BHCs with $100 billion or more in total consolidated assets. The CCAR process is intended to help ensure that those BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. The mandatory elements of the capital plan are an assessment of the expected uses and sources of capital over a nine-quarter planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the BHC’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the BHC’s process for assessing capital adequacy and the BHC’s capital policy.

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
22 Fifth Third Bancorp

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

On August 29, 2023, the U.S. banking agencies issued a notice of proposed rulemaking to require that certain banking organizations with $100 billion or more in consolidated assets, including Fifth Third, comply with certain long-term debt requirements at the holding company and insured depository institution levels. These proposed requirements are intended to absorb losses and recapitalize the insured depository institution in the event of the failure of a banking organization. As proposed, the rules would be phased in over a three-year period after their effective date. The Bancorp is in the process of evaluating this proposed rulemaking and assessing its potential impact.

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

Privacy and Data Security
The OCC, FRB, FDIC and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. The guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In addition, various U.S. regulators, including the OCC, FRB and the SEC, have increased their focus on cybersecurity through guidance, examinations and regulations. The Bancorp has adopted a customer information security program that has been approved by the Bancorp’s Board of Directors.

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
23 Fifth Third Bancorp

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

Dodd-Frank required the SEC to issue rules directing the stock exchanges to prohibit listing any security of a company unless the company develops and implements a policy providing for disclosure of the policy of the company on incentive-based compensation that is based on financial information required to be reported under the securities laws. These rules became effective for the Bancorp on December 1, 2023. In the event the company is required to prepare an accounting restatement due to the material noncompliance of the company with any financial reporting requirement under the securities laws, the company will recover from any current or former executive officer of the company who received incentive-based compensation during the three-year period preceding the date on which the company is required to prepare the restatement based on the erroneous data, any exceptional compensation above what would have been paid under the restatement.

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

Debit Card Interchange Fees
Dodd-Frank includes a set of rules requiring that interchange transaction fees for electronic debit transactions be reasonable and proportional to certain costs associated with processing the transactions. Interchange fees for electronic debit transactions are limited to 21 cents plus 0.05% of the transaction, plus an additional one cent per transaction fraud adjustment. These rules impose requirements regarding routing and exclusivity of electronic debit transactions, and generally require that debit cards be usable in at least two unaffiliated networks. On October 25, 2023, the FRB proposed to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. The proposal would also establish a regular process for updating the maximum amount every other year going forward. Fifth Third continues to monitor the development of these proposed rule revisions.

24 Fifth Third Bancorp

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

On August 29, 2023, the FDIC issued a proposed rule to modify its resolution planning requirements for institutions with at least $50 billion in total assets. The proposal would establish two tiers of covered institutions based on asset size with different content and submission requirements. For institutions with at least $100 billion in total assets, such as the Bank, the proposal enhances content requirements and requires full resolution plan submissions every two years and interim supplement submissions in the intervening years. Fifth Third continues to monitor the development of the resolution planning rules and the implications to the Bank.

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

Regulatory Regime for Derivatives
Title VII of Dodd-Frank imposes a registration regime and regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital margin, segregation trade reporting, position limits, business conduct standards, and recordkeeping. Title VII also requires certain persons to register as a swap dealer or a security-based swap dealer. The Bank is registered with the CFTC as a swap dealer. With the finalization of the position limits and capital requirements, CFTC and U.S. banking regulators have finalized the rules implementing Title VII applicable to the over-the-counter derivatives markets and swap dealers, and the SEC has finalized most of its rules related to security-based swaps. As a registered swap dealer, the Bank is subject to the requirements of Title VII, including rules related to internal and external business conduct standards, reporting, recordkeeping, mandatory clearing for certain swaps, and trade documentation and confirmation requirements. In addition, the U.S. banking regulators have finalized regulations applicable to the Bank regarding mandatory posting, collection, and segregation of margin by certain swap counterparties, and capital requirements. The Bank is not registered as a security-based swap dealer.

25 Fifth Third Bancorp

Broker-Dealer and Investment Adviser Regulation
Fifth Third’s broker-dealer and investment adviser subsidiaries are subject to regulation by the SEC. Financial Industry Regulation Authority (“FINRA”) is the primary self-regulatory organization for Fifth Third’s registered broker-dealer subsidiaries. Fifth Third’s broker-dealer and investment adviser subsidiaries also are subject to additional regulation by states or local jurisdictions. The SEC and FINRA have active enforcement functions that oversee broker-dealers and investment advisers and can bring actions that result in fines, restitution, limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA considers a variety of factors in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history, and supervisory concerns.

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

Future Legislative and Regulatory Initiatives
Federal and state legislators as well as regulatory agencies may introduce or enact new laws and rules, or amend existing laws and rules, that may affect the regulation of financial institutions and their holding companies. The regulatory agencies may seek to apply higher standards to the Bancorp and the Bank than as required by law, through supervision. The impact of any future legislative or regulatory changes, or supervisory direction, cannot be predicted. However, such changes could affect the Bancorp’s business, financial condition and results of operations.
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

Fifth Third believes that both the ALLL and the reserve for unfunded commitments are adequate to cover expected losses at December 31, 2023; however, there is no assurance that they will be sufficient to cover future credit losses associated with exposures existing at December 31, 2023, especially if economic conditions decline, including but not limited to housing and employment conditions. In the event of significant deterioration in economic or market conditions, Fifth Third may be required to increase reserves in future periods, which would reduce earnings.

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

Problems encountered by other financial institutions could adversely affect financial markets generally and have direct and indirect adverse effects on Fifth Third.
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

27 Fifth Third Bancorp

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
Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. Fifth Third primarily relies on bank deposits to be a low cost and stable source of funding for the loans it makes and the operation of its business. Core deposits, which include transaction deposits and certificates of deposit $250,000 or less, have historically provided Fifth Third with a sizeable source of relatively stable and low-cost funds (average core deposits funded 76% of average total assets for the year ending December 31, 2023). In addition to customer deposits, sources of liquidity include investments in the securities portfolio, Fifth Third’s sale or securitization of loans in secondary markets, the pledging of loans and investment securities to access secured borrowing facilities through the FHLB and the FRB, and Fifth Third’s ability to raise funds in money and capital markets.

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

Other conditions and factors that could materially adversely affect Fifth Third’s liquidity and funding include:
•a lack of market or customer confidence in Fifth Third or negative news about Fifth Third, regional banks or the financial services industry generally, which also may result in a loss of customer deposits and/or negatively affect Fifth Third’s ability to access the capital markets;
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

A reduction in Fifth Third’s credit rating could adversely affect its ability to retain deposits, borrow funds (including by raising the cost of borrowings substantially) and could cause creditors and business counterparties to raise collateral requirements or take other actions that could adversely affect Fifth Third’s ability to raise liquidity or capital. Many of the above conditions and factors may be caused by events over which Fifth Third has little or no control such as what occurred during the financial crisis. There can be no assurance that significant disruption and volatility in the financial markets will not occur again in the future.

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

28 Fifth Third Bancorp

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
The total amount that Fifth Third pays for funding costs is dependent, in part, on Fifth Third’s ability to maintain or grow its deposits. If Fifth Third is unable to sufficiently maintain or grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs. Fifth Third competes with banks and other financial services companies for deposits. If competitors raise the rates they pay on deposits, Fifth Third’s funding costs may increase, either because Fifth Third raises rates to avoid losing deposits or because Fifth Third loses deposits and must rely on more expensive sources of funding. Also, customers typically move money from bank deposits to alternative investments during rising interest rate environments. Customers may also move noninterest-bearing deposits to interest-bearing accounts increasing the cost of those deposits. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return trade-off. Fifth Third’s bank customers could take their money out of the Bank and put it in alternative investments, causing Fifth Third to lose a lower-cost source of funding. Higher funding costs reduce Fifth Third’s net interest margin and net interest income.

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

OPERATIONAL RISKS

Fifth Third is exposed to cybersecurity risks that create both operational and reputational risk for the Bank and its customers across all lines of business.
In today’s digital world, more and more of Fifth Third’s business is conducted primarily via digital and mobile technology and information management systems. This includes the use of cloud computing, digital applications and third-party providers that host and store sensitive employee and customer information. Failures, interruptions of service or breaches in the security of these environments occur across the financial services industry with some frequency, including at Fifth Third and its third-party providers. If an event of this nature occurred at Fifth Third or one of its third-party providers and such event proved to be material, this could result in disruptions to Fifth Third’s accounting, deposit, lending and other systems, and adversely affect its customer relationships. While Fifth Third heavily invests in information security, technical resiliency, business continuity and disaster recovery planning, and has policies and procedures designed to detect, limit, and prevent the impact of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be remediated in such a way to eliminate the risk.

There will always be efforts on the part of threat actors to breach information security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services, credit bureaus and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data, by both private individuals and foreign governments. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from remote and less regulated areas around the world, Fifth Third may be unable to proactively address these techniques or to implement adequate preventative measures. Despite Fifth Third’s efforts to prevent a cyber-attack, a successful cyber-attack could persist for an extended period of time before being detected, and, following detection, it could take considerable time for Fifth Third to obtain full and reliable information about the cybersecurity incident and the extent, amount and type of information compromised. During the course of an investigation, Fifth Third may not necessarily know the full effects of the incident or how to remediate it, and actions and decisions that are taken or made in an effort to mitigate risk may further increase the costs and other negative
29 Fifth Third Bancorp

consequences of the incident. Furthermore, financial services companies are regularly the target of cyber-attacks such as distributed denial of service, social engineering and ransomware attacks. The unintentional or willful acts or omissions of employees also remains the primary avenue through which threat actors attempt to gain access to company networks, information systems, data and credentials.

An additional risk is the use of third- and fourth-party providers to host critical data and platforms for Fifth Third, or in some cases provide IT services to Fifth Third domestically and internationally. Fifth Third must make investments in its ability to oversee third- and fourth-party providers and its failure to do so could result in customer losses, operational issues, litigation, regulatory actions and reputational loss. Industry trends are moving more to cloud providers, Software as a Service partners and hosted platforms that traditionally resided inside Fifth Third’s firewall and data centers. These additional risks are further heightened through the increasing use of near real-time money movement solutions such as Zelle, and increase the difficulty to detect, prevent and recover fraudulent transactions. These additional risks are increasing the costs of Fifth Third’s investment in technology and cybersecurity and require further investment in cyber-related and data loss event insurance which Fifth Third has in place. Though Fifth Third has insurance against some cybersecurity risks and attacks, it may not be sufficient to offset the impact of a material loss event. Future investment in these areas could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

If personal, confidential or proprietary information of customers or clients in the Bancorp’s or such vendors’ or other third-parties’ possession were to be mishandled or misused, the Bancorp could suffer significant regulatory consequences, reputational damage and financial loss.

Fifth Third relies on its systems and certain third-party service providers and certain failures (including those related to cybersecurity or weather events exacerbated by climate change) could materially adversely affect operations.
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
30 Fifth Third Bancorp

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

31 Fifth Third Bancorp

LEGAL AND REGULATORY COMPLIANCE RISKS

Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, investigations and litigation, regulatory or other enforcement proceedings by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies which may lead to adverse consequences.
Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by governmental regulatory agencies and law enforcement authorities, including but not limited to the FRB, OCC, CFPB, SEC, FINRA, U.S. Department of Justice, etc., as well as state and other governmental authorities and self-regulatory bodies, regarding their respective customers and businesses. Also, a violation of law or regulation by another financial institution may give rise to an inquiry or investigation by regulators or other authorities of the same or similar practices by Fifth Third. In addition, the complexity of the federal and state regulatory and enforcement regimes in the U.S. means that a single event or topic may give rise to numerous and overlapping investigations and regulatory proceedings. Furthermore, Fifth Third and certain of its directors and officers have been named from time to time as defendants in various class actions and other litigation relating to Fifth Third’s business and activities, as well as regulatory or other enforcement proceedings. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement. Enforcement authorities may seek admissions of wrongdoing and, in some cases, criminal pleas as part of the resolutions of matters and any such resolution of a matter involving Fifth Third which could lead to increased exposure to private litigation, could adversely affect Fifth Third’s reputation and could result in limitations on Fifth Third’s ability to do business in certain jurisdictions. Additionally, in some cases, regulatory authorities may take supervisory actions that are considered to be confidential supervisory information which may not be publicly disclosed.

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

32 Fifth Third Bancorp

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

Fifth Third is subject to extensive federal and state regulation, supervision and legislation that govern almost all aspects of its operations and limit the businesses in which Fifth Third may engage. These laws and regulations may change from time to time and are primarily intended for the protection of consumers, borrowers and depositors and are not designed to protect security-holders. In the past decade, the scope of the laws and regulations and the intensity of the supervision to which Fifth Third is subject increased in response to the 2008-2009 financial crisis as well as other factors such as technological and market changes. Compliance with these laws and regulations has resulted in and will continue to result in additional costs, which could be significant, and may have a material and adverse effect on Fifth Third’s results of operations. In addition, if Fifth Third does not appropriately comply with current or future legislation and regulations, especially those that apply to its consumer operations, which has been an area of heightened focus, Fifth Third may be subject to fines, penalties or judgments, or material regulatory restrictions on its businesses, which could adversely affect operations and, in turn, financial results. Additionally, actions by regulatory agencies or significant litigation against Fifth Third could cause it to devote significant time and resources to defending itself and may lead to penalties that materially affect Fifth Third and its shareholders. Future changes in laws or regulations (including tax laws and regulations such as the Inflation Reduction Act) or their interpretations or enforcement may also be materially adverse to Fifth Third and its shareholders or may require Fifth Third to expend significant time and resources to comply with such requirements. In addition, as climate change issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. The increasing government focus on climate change may result in new environmental regulations, including disclosure required by the SEC, that could result in additional compliance costs. Similarly, the impact of domestic and international events related to financial crime such as fraud, money laundering, and economic sanctions will continue to be an area of constant change, risk, and regulatory focus which pose ongoing regulatory, compliance, operational and financial risks.

The Biden Administration has sought to implement a regulatory agenda that has included, or could include, a heightened focus on the risks arising from climate change, fair lending, consumer protection, Bank Secrecy Act and anti-money laundering requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions may be hindered by increased antitrust and other regulatory scrutiny. Reform proposals are also expected for the short-term wholesale markets. It is uncertain if the implementation of any of these policies would impact Fifth Third, and if so, what the impact would be.

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
33 Fifth Third Bancorp

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

Fifth Third and other financial institutions are highly regulated and subject to extensive oversight, supervision and examination by regulators, including the FRB, OCC, FDIC, CFPB, SEC, CFTC, FINRA, the National Futures Association and other state, federal and self-regulatory entities. Fifth Third is also subject to certain regulatory requirements as a result of its banking activity including with respect to stress testing, liquidity and capital levels, asset quality, provisioning, AML/BSA, fair lending, consumer compliance and other prudential matters and efforts to ensure that financial institutions take steps to improve their risk management and prevent future crises. For more information, refer to Regulation and Supervision—Regulatory Regime for Derivatives in Item 1 of this Annual Report on Form 10-K.

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

34 Fifth Third Bancorp

Deposit insurance premiums levied against the Bank could increase further if the number of bank failures increase or the cost of resolving failed banks increases.
The FDIC maintains a Deposit Insurance Fund (“DIF”) to protect insured depositors in the event of bank failures. The DIF is funded by fees assessed on insured depository institutions including the Bank. Future deposit premiums paid by the Bank depend on FDIC rules, which are subject to change, the level of the DIF and the magnitude and cost of future bank failures. As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. In order to restore the DIF to its statutorily mandated minimums, the FDIC significantly increased deposit insurance premium rates, including the Bank’s, resulting in increased expenses. The revised assessment rate schedules became effective January 1, 2023, and are applicable to the first quarterly assessment period of 2023. Additionally, on November 16, 2023, the FDIC finalized a special assessment to recover the loss to the DIF caused by the bank failures that occurred in 2023 to be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, beginning the first quarterly assessment period of 2024. The FDIC may further increase the assessment rates or impose additional special assessments in the future, which may require the Bank to pay significantly higher FDIC premiums.

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

Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, which have been driven by factors such as the COVID-19 pandemic, the Russia/Ukraine conflict and the evolving conflict in Israel and Gaza, resulting in heightened credit risk, reduced valuation of investments, decreased economic activity, heightened risk of cyber-attacks, and inflation. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, Fifth Third’s results of operations, financial position and/or liquidity could be materially and adversely affected. These market conditions may affect the Bancorp’s ability to access debt and equity capital markets. In addition, as a result of recent financial and political events, Fifth Third may face increased regulation. Many of the other risk factors discussed in this Risk Factors section identify risks that result from, or are impacted by, a financial economic downturn. These include risks related to Fifth Third’s investments portfolio, the competitive environment and regulatory developments.

Global and domestic political, social and economic uncertainties and changes may adversely affect Fifth Third.
Global financial markets, including the United States, face political and economic uncertainties (such as recent budget deficit concerns and political conflict over legislation to raise the U.S. government’s debt limit) that may delay investment and hamper economic activity. International events such as trade disputes, separatist movements, leadership changes and political and military conflicts (such as the ongoing military tension between Russia and Ukraine and the evolving conflict in Israel and Gaza) could adversely affect global financial activity and markets and could negatively affect the U.S. economy. The United States is also facing a potentially contentious Presidential election as well as elections to determine the control of Congress and State governments. Additionally, the FRB and other major central banks have removed or reduced monetary accommodation and raised interest rates, increasing the risk of recession and may also negatively impact asset values and credit spreads that were impacted by extraordinary monetary stimulus. These potential negative effects on financial markets and economic activity could lead to reduced revenues, increased costs, increased credit risks and volatile markets, could adversely impact Fifth Third’s ability to raise liquidity via money and capital markets, and could negatively impact Fifth Third’s businesses, results of operations and financial condition.

Changes in interest rates could affect Fifth Third’s income and cash flows.
Fifth Third’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond Fifth Third’s control, including general economic conditions in the U.S. or abroad and the
35 Fifth Third Bancorp

policies of various governmental and regulatory agencies (in particular, the FRB). Changes in monetary policy, including changes in interest rates and inflation, could influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding as well as customers’ ability to repay loans. For example, a tightening of the money supply by the FRB could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay a loan, which could have a material adverse effect on Fifth Third’s financial condition and results of operations. The impact of these changes may be magnified if Fifth Third does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. Fluctuations in these areas may adversely affect Fifth Third, its customers and its shareholders. Throughout 2022 and 2023, the Federal Reserve raised the federal funds rate to its current targeted rate between 5.25% and 5.5% in an effort to curb inflation. As inflation increases and market interest rates rise, the value of Fifth Third’s investment securities, particularly those that have fixed rates or longer maturities, could decrease. Increasing rates would also increase debt service requirements for some of Fifth Third’s borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated and could result in additional delinquencies or charge-offs. Further, the increase in market interest rates is likely to reduce Fifth Third’s loan origination volume, particularly refinance volume, and/or reduce its interest rate spread, which could have an adverse effect on Fifth Third’s profitability and results of operations. Fifth Third cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on Fifth Third’s activities and financial results.

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

Fifth Third typically uses derivatives and other instruments to hedge its mortgage banking interest rate and price risks. Fifth Third generally does not hedge all of its risks and the fact that Fifth Third attempts to hedge any of the risks does not mean Fifth Third will be successful. Hedging is a complex process, requiring sophisticated models and constant monitoring. Fifth Third may use hedging instruments tied to U.S. Treasury rates, SOFR or other benchmarks that may not perfectly correlate with the value or income being hedged. Fifth Third could incur significant losses from its hedging activities. There may be periods where Fifth Third elects not to use derivatives and other instruments to hedge mortgage banking interest rate and price risks.

36 Fifth Third Bancorp

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

Industry adoption of real-time payments networks could negatively impact financial performance through reductions in product profitability, increased liquidity reserves and the potential for increased fraud losses, among other risks.
With the launch of real-time payments networks, such as RTP® from The Clearing House and FedNow® from the Federal Reserve, instantaneous cash settlement capabilities are available 24 hours a day and 7 days a week. The implications of the new settlement capabilities are far reaching and have not yet significantly affected the banking industry. As market adoption increases, Fifth Third may be required to hold more liquidity reserves in cash to facilitate cash settlement activity outside of traditional business hours. Additionally, instantaneous settlement will likely reduce float benefits associated with providing deposit and banking services, as well as pose incremental fraud risk due to a reduced ability to reverse fraudulent transactions due to the speed of money movement.

Changes in retail distribution strategies and consumer behavior may adversely impact Fifth Third’s investments in its bank premises and equipment and other assets and may lead to increased expenditures to change its retail distribution channel.
Fifth Third has significant investments in bank premises and equipment for its branch network including its 1,088 full-service banking centers, 5 parcels of land held for the development of future banking centers and 49 properties that are developed or in the process of being developed as branches, as well as its retail work force and other branch banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing work arrangements and customer preferences for these other methods of accessing Fifth Third’s products and services, could affect the value of Fifth Third’s branch network or other retail distribution assets and may cause it to change its retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce its remaining branches and work force. Further advances in technology and/or changes in customer preferences could have additional changes in Fifth Third’s retail distribution strategy and/or branch network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining branches or to otherwise reform its retail distribution channel.

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
37 Fifth Third Bancorp

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

Fifth Third has businesses other than banking that are subject to a variety of risks.
Fifth Third is a diversified financial services company. As a result, the Bancorp is subject to additional risks and uncertainties. Other businesses that the Bancorp operates include investment banking, securities underwriting and market making, investment management, and retail and institutional brokerage services offered through the Bancorp’s subsidiaries. These business activities are subject to rigorous regulatory oversight by federal, state and self-regulatory entities, and may incur substantial market, operational, credit, regulatory, legal and other risks that could adversely impact the Bancorp’s results of operations. For more information, refer to Regulation and Supervision—Regulatory Regime for Derivatives in Item 1 of this Annual Report on Form 10-K.

REPUTATION RISKS

Damage to Fifth Third’s reputation could harm its business.
Fifth Third’s actual or alleged conduct in activities, such as certain sales and lending practices, data security, operational resiliency, corporate governance and acquisitions, inappropriate behavior or misconduct of employees, failure to deliver minimum or required standards of service or quality, association with particular customers, business partners, investments or vendors, as well as developments from any of the other risks described above, may result in negative public opinion at large (or with certain segments of the public) and may damage Fifth Third’s reputation. Because Fifth Third conducts most of its businesses under the “Fifth Third” brand, negative public opinion about one business could affect its other businesses. Actions taken by government regulators, shareholder activists and community organizations may also damage Fifth Third’s reputation. Additionally, whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the advent and expansion of social media facilitates the rapid dissemination of information or misinformation. Though Fifth Third monitors social media channels, the potential remains for rapid and widespread dissemination of inaccurate, misleading or false information or other negative information that could damage Fifth Third’s reputation. Negative public opinion can adversely affect Fifth Third’s ability to attract and keep customers and can increase the risk that it will be a target of litigation and regulatory action.

Fifth Third is subject to environmental, social and governance (“ESG”) risks that could adversely affect its reputation, the trading price of its common stock and/or its business, operations, and earnings.
Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based upon ESG metrics. Currently, there are no universal standards for such scores or ratings, but ESG evaluations are becoming more important to the reputation and success of many businesses, including financial institutions. Views about ESG-related issues are diverse, dynamic and rapidly changing, and if Fifth Third were to fail to maintain appropriate ESG practices and disclosures or be subject to certain ESG scores or ratings, Fifth Third could face potential negative ESG-related publicity in traditional and social media, including based on the identity of those Fifth Third chooses to do business with and the public’s view of those customers. If
38 Fifth Third Bancorp

Fifth Third or its relationships with customers, vendors and suppliers were to become the subject of such negative publicity, Fifth Third’s ability to attract and retain customers and employees may be negatively impacted and its stock price may also be impacted.

Companies are facing increasing scrutiny from customers, regulators, investors and other stakeholders related to their ESG practices and disclosures. For Fifth Third and others in the financial services industry, this focus extends to the practices and disclosures of the customers, counterparties and service providers with whom Fifth Third chooses to do business. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights, and certain investors are beginning to incorporate the business risks and opportunities of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. New government regulations could also result in new or more stringent forms of ESG oversight and expand mandatory and voluntary reporting, diligence and disclosure. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact Fifth Third’s reputation, ability to do business with certain partners, access to capital and its stock price. While Fifth Third has sustainability and corporate responsibility initiatives, there can be no assurance that regulators, customers, investors and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that Fifth Third will be able to attain its announced goals related to its sustainability and corporate responsibility programs, as statements regarding its goals reflect Fifth Third’s current plans and aspirations and are not guarantees that it will be able to achieve them within the timelines it announces or at all. Actual or perceived shortcomings with respect to these ESG initiatives and reporting can impact Fifth Third’s ability to hire and retain employees, increase its customer base or attract and retain certain types of investors. In addition, certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based upon ESG metrics. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact, including on Fifth Third’s reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could be subject to potential liability related to such information.

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

Conversely, states throughout the Bank’s footprint have taken actions or proposed measures to limit the state’s ability to do business with financial institutions or other businesses identified as discriminating against certain industries (such as those which are carbon intensive) or practices based on environmental or social criteria. Additionally, other activist groups have begun to target firms with public criticism for engaging in ESG practices or adhering to certain ESG principles. Although Fifth Third has a defined risk management approach for client selection, Fifth Third could be inherently exposed to reputational, financial and legal risk, and its ability to retain and attract customers and employees may be negatively impacted as a result of these contrasting arguments in how a financial institution should address these issues.

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
Fifth Third’s risk management framework seeks to mitigate risk and loss. Fifth Third has established processes and procedures intended to identify, measure, monitor, report and manage the types of risk to which it is exposed, including liquidity risk, credit risk, interest rate risk, price risk, legal and regulatory compliance risk, strategic risk, reputational risk and operational risk related to its employees, systems and vendors, among others. Fifth Third also considers the physical and transition risks arising from climate change to be transverse risk drivers
39 Fifth Third Bancorp

that impact all of these material risks and has therefore integrated climate change considerations into its risk management framework. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A failure in Fifth Third’s internal controls could have a significant negative impact not only on its earnings, but also on the perception that customers, regulators and investors may have of Fifth Third. Fifth Third continues to devote a significant amount of effort, time and resources to improving its controls and ensuring compliance with complex regulations, and overall safety and soundness.

Additionally, instruments, systems and strategies used to hedge or otherwise manage exposure to various types of interest rate, price, legal and regulatory compliance, credit, liquidity, operational and business risks and enterprise-wide risk could be less effective than anticipated. As a result, Fifth Third may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk. If Fifth Third’s risk management framework proves ineffective, Fifth Third could incur litigation costs, negative regulatory consequences, reputational damages among other adverse consequences and Fifth Third could suffer unexpected losses that may affect its financial condition or results of operations.

The preparation of financial statements requires Fifth Third to make subjective determinations and use estimates that may vary from actual results and materially impact its results of operations or financial position.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates that affect the financial statements. If new information arises that results in a material change to a reserve amount, such a change could result in a change to previously announced financial results. Refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding management’s significant estimates.

The effects of global climate change, natural disasters or health emergencies may have an effect on the performance of Fifth Third’s loan portfolios, thereby adversely impacting its results of operations.
Fifth Third’s footprint stretches from the upper Midwestern to lower Southeastern regions of the United States and it has offices in many other areas of the country. Some of these regions have experienced weather events including hurricanes, tornadoes, fires and other natural disasters. The nature and level of these events and the impact of global climate change upon their frequency and severity cannot be predicted. If large scale events occur, they may significantly impact Fifth Third’s loan portfolios by damaging properties pledged as collateral as well as impairing its borrowers’ ability to repay their loans.

Additionally, the impact of widespread health emergencies may adversely impact Fifth Third’s results of operations, such as the impacts previously experienced from the COVID-19 pandemic. If its borrowers are adversely affected due to a widespread health emergency that impacts Fifth Third employees, vendors or economic growth generally, Fifth Third’s financial condition and results of operations could be adversely affected.

Societal responses to climate change could adversely affect Fifth Third’s business and performance, including indirectly through impacts on Fifth Third’s customers.
Concerns over the long-term impacts of climate change have led and may continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. Fifth Third and its customers will need to respond to new laws and regulations, as well as consumer and business preferences resulting from climate change concerns. Fifth Third and its customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on Fifth Third’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities that may be negatively affected by economic transition towards a lower-carbon economy. Fifth Third could experience a drop in demand for its products and services, particularly in certain sectors. In addition, Fifth Third could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Fifth Third’s efforts to take these risks into account in making lending and other decisions, including by increasing business relationships with climate-resilient companies, may not be effective in protecting Fifth Third from the negative impact of new laws and regulations or changes in consumer or business behavior.

Potential noncompliance with evolving federal and state laws governing cannabis-related businesses (“CRBs”) could subject Fifth Third to liabilities.
While a significant majority of states have legalized some form of marijuana, it remains a Schedule I controlled substance under federal law. Hemp is no longer classified as a Schedule I controlled substance under federal law; however, the regulatory scheme governing hemp has not been fully developed. Further, the “naked eye” cannot distinguish between legal hemp and illegal marijuana under federal law. There are a number of states where Fifth Third operates with laws permitting medicinal or recreational marijuana, which increases the probability of individuals or entities using bank products or services to sell, distribute, cultivate, manufacture or profit from marijuana. This, and the divergence and continued changes in laws governing CRBs results in challenges to Fifth Third to maintain compliance with them, particularly in connection with Fifth Third’s commercial and consumer lending and capital markets businesses. While Fifth Third monitors regulatory developments in this area to avoid noncompliance, Fifth Third cannot assure that it will be at all times fully compliant with CRB-related laws, which could result in significant fines, penalties or other losses.

40 Fifth Third Bancorp

Recent bank failures have created significant market volatility and regulatory uncertainty which could have a material adverse effect on Fifth Third’s business and financial condition.
In response to bank failures in the first half of 2023, the United States government, particularly the U.S. Treasury, FRB, OCC, FDIC and/or U.S. Congress, is expected to adopt a variety of measures and new regulations designed to strengthen capital and liquidity standards and otherwise restore confidence in financial institutions. These reforms are expected to modify liquidity, long-term debt and capital requirements and enhance existing stress testing frameworks and may include additional special assessments to recover losses to the Deposit Insurance Fund. While depositors of affected banks were largely protected, there can be no guarantee that the United States government, particularly the U.S. Treasury, FRB, OCC, FDIC and/or U.S. Congress, will respond to any future bank failures in the same manner.

Even without revisions to the regulatory framework, the financial services industry has faced an enhanced level of scrutiny and escalation from its regulators, which could negatively impact Fifth Third’s business activities as its regulators perform reviews of, among other things, its liquidity, capital, stress testing and risk management programs and may require Fifth Third to enhance its liquidity position and take other steps regarding risk management. Under applicable banking laws, such regulatory actions may not be disclosed to the public.

These actions could limit Fifth Third’s business activities (including lending) and its ability to expand organically or through acquisitions. They could also result in Fifth Third taking steps to increase its capital that may be dilutive to shareholders or limit its ability to pay dividends or otherwise return capital to shareholders.

In the current environment, Fifth Third may also experience deposit volatility as customers react to adverse events impacting the banking industry in general or other specific institutions. As deposits remain Fifth Third’s primary source of funding, it may be unable to maintain sufficient liquidity to meet its commitments, including commitments to depositors withdrawing funds, or be required to raise deposit interest rates which would adversely impact its net interest margin. Fifth Third’s failure to effectively manage and maintain adequate liquidity to satisfy its commitments could have a material adverse effect on its business, results of operations or financial condition.

41 Fifth Third Bancorp

ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no SEC staff comments regarding the Bancorp’s periodic or current reports under the Exchange Act that are pending resolution.

ITEM 1C. CYBERSECURITY
The Bancorp recognizes the importance of maintaining a cybersecurity risk management system designed to reduce the risks that cybersecurity threats pose to financial institutions. As such, the Bancorp has adopted proactive and defensive safeguards intended to better protect the Bancorp’s information assets and supporting infrastructures from technology-related attacks. The Bancorp’s Board of Directors and management oversee its information security and cybersecurity risk management programs. As further discussed below, the Bancorp has established various programs, policies and procedures which are designed to proactively protect information assets. However, not all incidents can be prevented. As a result, the Bancorp has also established various policies and procedures governing how to respond to security incidents, with the objective of minimizing any potential impacts. As of December 31, 2023, the Bancorp is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect Fifth Third, including its business strategies, results of operations or financial condition.

Risk Assessment and Management
The Bancorp maintains a variety of programs and policies to support the management of cybersecurity risk within the organization with a focus on prevention, detection and recovery processes. These programs and policies leverage frameworks and controls from the National Institute of Standards and Technology as well as various other regulatory requirements and industry-specific standards. The Bancorp also participates in the federally recognized Financial Services Information Sharing and Analysis Center and requires its employees and contractors to complete various education and training programs related to information security.

The Bancorp’s Information Technology (IT) and Information Security (IS) teams have the primary responsibility for establishing appropriate policies and procedures that are responsive to cybersecurity threats and other information security risks. The Bancorp’s Information Technology and Cybersecurity Risk Management (IT CSRM) team, as part of the Bancorp’s Risk Management division, provides independent risk management oversight to those IT and IS teams. In addition to the Board oversight discussed below, the Bancorp’s Internal Audit function independently oversees, reviews and validates these activities and reports to the Board of Directors on the effectiveness of governance, risk management and internal controls.

The Bancorp has established an Enterprise Risk Management Framework which informs the Bancorp’s risk management programs. As part of this framework, the IT CSRM team maintains the Bancorp’s IT CSRM Program, which is designed to identify, assess, manage, monitor, and report cybersecurity risks as part of the Bancorp’s independent risk management function. The IT CSRM team is responsible for defining the risk management practices set forth in the IT CSRM Program. Refer to the Risk Management – Overview section of Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report for additional information on the Bancorp’s Enterprise Risk Management Framework and related risk management processes.

In light of the complexity and evolving nature of the cybersecurity landscape, the Bancorp periodically re-assesses the maturity of its cybersecurity programs, policies and procedures, including in some instances by engaging the assistance of external experts. The Bancorp also conducts exercises to test its incident response plans and threat assessments, some of which also involve assistance from external consultants.

The Bancorp also maintains a Third Party Risk Management Program to perform similar functions related to risks associated with the Bancorp’s relationships with third parties. This assists the Bancorp in its management of its relationships with third parties, which includes considerations for identifying, analyzing and monitoring the cybersecurity risks that third parties may present to Fifth Third. The Bancorp also maintains a third-party incident response program to govern its response in the event of third-party cybersecurity events.

Board of Directors Oversight
The Technology Committee of the Bancorp’s Board of Directors takes primary responsibility for overseeing the Bancorp’s information security programs at the Board level. The Technology Committee’s primary purpose is to assist the Board of Directors in its oversight of plans and operations related to information technology, cybersecurity, data privacy and third-party technology strategy.

The Bancorp’s Risk and Compliance Committee of the Board of Directors oversees the Bancorp’s Enterprise Risk Management Framework and policies, including oversight of risks related to information security. The Risk and Compliance Committee receives periodic reports from the Technology Committee and these committees meet jointly at least once per year to discuss the Company’s programs and risks.

The full Board of Directors receives reports from the Technology Committee and the Risk and Compliance Committee about the Bancorp’s cybersecurity programs as a result of the above-described oversight. In the event of a material cybersecurity incident, the Bancorp’s incident response procedures include notifications to the Technology Committee, Risk and Compliance Committee and full Board of Directors, when appropriate and necessary.

42 Fifth Third Bancorp

Management Oversight
The Bancorp’s Information Security Governance Committee (ISGC) is a management committee that reviews and discusses critical information security risks that impact the Bancorp, identifies solutions to address these risks and has oversight of the Bancorp’s information technology and information security policies. The ISGC provides cybersecurity reports periodically to the Risk and Compliance Committee and is comprised of the Bancorp’s senior information security, information technology and enterprise risk management leaders, including the Chief Information Security Officer (CISO), Chief Information Officer, Chief Technology Officer, Chief Data Officer and Chief Operational Risk Officer.

The Bancorp’s CISO is responsible for information security policies and the coordination of information security efforts across the organization. The CISO has over 35 years of diverse experience in information technology management and cybersecurity leadership at Fifth Third and at other large, complex organizations. This prior experience includes leadership of functions for cybersecurity threat management, intelligence, risk mitigation and incident response. The CISO has a Bachelor of Science degree in Computer and Information Science and is a certified Six Sigma Black Belt. The Bancorp’s CISO reports to the Chief Information Officer. The CISO also reports directly to the Technology Committee and participates in various management councils and committees. The Bancorp’s IT CSRM team monitors that the CISO has appropriate authority to carry out the duties and responsibilities necessary of that position.

The CISO remains informed about developments in cybersecurity, including potential threats and emerging risk management techniques, reporting such information to the Chief Information Officer and Technology Committee periodically. The CISO implements and oversees processes for the regular monitoring of information systems. This includes the deployment of advanced security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan. This plan includes immediate actions designed to mitigate the impact of any incident, and long-term strategies for remediation and prevention of future incidents.

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

At December 31, 2023, the Bancorp, through its banking and non-banking subsidiaries, operated 1,088 banking centers, of which 727 were owned, 192 were leased and 169 were in owned buildings but on leased land. The banking centers are located in the states of Ohio, Florida, Michigan, Illinois, Indiana, North Carolina, Kentucky, Tennessee, Georgia, South Carolina and West Virginia. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

ITEM 3. LEGAL PROCEEDINGS
Refer to Note 19 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information regarding legal proceedings, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
43 Fifth Third Bancorp

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 27, 2024 are listed below along with their business experience during the past five years:

Timothy N. Spence, 45. Chairman, Chief Executive Officer and President. Mr. Spence has been Chairman since January 2024, Chief Executive Officer since July 2022 and President since October 2020. Previously, Mr. Spence was Executive Vice President and Head of Consumer Bank, Payments, and Strategy of the Bancorp from August 2018 to October 2020, Head of Payments, Strategy and Digital Solutions from 2017 to 2020, and Chief Strategy Officer of the Bancorp from September 2015 to October 2020. He also previously served as a senior partner in the Financial Services practice at Oliver Wyman, a global strategy and risk management consulting firm, from 2006 to 2015.

Kristine R. Garrett, 65. Executive Vice President, Group Regional President and Head of Wealth & Asset Management since July 2022. Ms. Garrett has been Executive Vice President and Head of Wealth & Asset Management since November 2020. Previously, she was Senior Vice President and Head of Wealth & Asset Management from July 2019 to November 2020 and Head of Fifth Third Private Bank from October 2017 until July 2019. Previously, she was President of Private Wealth in Chicago at CIBC U.S. from 2009 to 2017.

Kala J. Gibson, 52. Executive Vice President and Chief Corporate Responsibility Officer since February 2022. Mr. Gibson has been an Executive Vice President of the Bancorp since June 2019. Previously, Mr. Gibson served as Head of Business Banking and Chief Enterprise Corporate Responsibility Officer from December 2020 to February 2022, Head of Business Banking from September 2013 to December 2020, Senior Vice President from September 2011 to June 2019, and Business Banking Executive for Fifth Third’s East Michigan Region from July 2011 to September 2013.

Mark D. Hazel, 58. Executive Vice President and Controller of the Bancorp since February 2010. Mr. Hazel has been an Executive Vice President of the Bancorp since September 2021. Previously, Mr. Hazel was the Assistant Bancorp Controller from 2006 to 2010 and was the Controller of Nonbank entities from 2003 to 2006.

Kevin P. Lavender, 62. Executive Vice President and Head of Commercial Bank of the Bancorp since January 2020. Mr. Lavender has been Executive Vice President of the Bank since 2016 and was the Head of Corporate Banking from 2016 to January 2020. Previously, Mr. Lavender was Senior Vice President and Managing Director of Large Corporate and Specialized Lending from January 2009 to 2016 and the Senior Vice President and Head of National Healthcare Lending from December 2005 to January 2009.

James C. Leonard, 54. Executive Vice President and Chief Operating Officer since January 2024. Mr. Leonard has been an Executive Vice President of the Bancorp since September 2015. Previously, Mr. Leonard was Chief Financial Officer from November 2020 to December 2023, Chief Risk Officer from February 2020 to November 2020, Treasurer of the Bancorp from October 2013 to January 2020, Senior Vice President from October 2013 to September 2015, the Director of Business Planning and Analysis from 2006 to 2013 and the Chief Financial Officer of the Commercial Banking Division from 2001 to 2006.

Nancy C. Pinckney, 60. Executive Vice President and Chief Human Resources Officer since September 2021. Previously, Ms. Pinckney was Senior Vice President and Director of Human Capital Business Consulting from February 2012 through September 2021 and Director of Employee Relations from March 2010 to February 2012. Prior to that, she held various positions within Fifth Third’s human resources division.

Bryan D. Preston, 47. Executive Vice President and Chief Financial Officer since January 2024. Mr. Preston has been an Executive Vice President of the Bancorp since October 2022. Previously, Mr. Preston served as the Treasurer of the Bancorp from February 2020 to January 2024, Consumer Line of Business Chief Financial Officer from September 2017 to February 2020, Assistant Treasurer from March 2014 to September 2017 and in various other roles in finance and accounting within Fifth Third from 2008 to 2014.

Jude A. Schramm, 51. Executive Vice President and Chief Information Officer since March 2018. Previously, Mr. Schramm served as Chief Information Officer for GE Aviation and held various positions at GE beginning in 2001.

Robert P. Shaffer, 54. Executive Vice President and Chief Risk Officer since November 2020. Previously, Mr. Shaffer was Chief Human Resource Officer from February 2017 to November 2020 and Chief Auditor from August 2007 to February 2017. He was named Executive Vice President in 2010 and Senior Vice President in 2004. Prior to that, he held various positions within Fifth Third’s audit division.

Melissa S. Stevens, 49. Executive Vice President and Chief Marketing Officer since February 2023. Previously, Ms. Stevens was Chief Digital Officer and Head of Digital, Marketing, Design and Innovation from November 2020 to February 2023. She also served as Senior Vice President, Chief Digital Officer and Head of Omnichannel Banking Experiences, Design, and Innovation from May 2016 through November 2020. Prior to joining Fifth Third, she served in several senior management positions at Citigroup, including Chief Operating Officer and Managing Director of Citi FinTech from November 2015 through April 2016.

44 Fifth Third Bancorp

Susan B. Zaunbrecher, 64. Executive Vice President, Chief Legal Officer and Corporate Secretary. Ms. Zaunbrecher has been Executive Vice President and Chief Legal Officer since May 2018. Ms. Zaunbrecher has been Corporate Secretary since March 2023 and was previously Corporate Secretary from May 2018 to November 2020. Prior to Fifth Third, Ms. Zaunbrecher was a partner at the law firm Dinsmore and Shohl LLP, where she practiced for 28 years and served as the Chair of the Corporate Department and a member of the firm’s board of directors and executive committee.
45 Fifth Third Bancorp

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bancorp’s common stock is traded in the over-the-counter market and is listed under the symbol “FITB” on the NASDAQ® Global Select Market System.

See a discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 3 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference. Additionally, as of December 31, 2023, the Bancorp had 32,995 common shareholders of record.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
October 1 - October 31, 2023	75,992	$24.48	—	32,115,811
November 1 - November 30, 2023	17,203	25.78	—	32,115,811
December 1 - December 31, 2023	37,496	33.77	—	32,115,811
Total	130,691	$27.32	—	32,115,811
(a)Shares repurchased during the periods presented were in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)On June 18, 2019, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. This authorization did not include specific targets or an expiration date.

See further discussion on share repurchase transactions and stock-based compensation in Note 24 and Note 25 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
46 Fifth Third Bancorp

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis
The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the five and ten year periods ended December 31, 2023, respectively, compared to the S&P 500 Stock, the S&P Banks and the KBW Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES

47 Fifth Third Bancorp

2023 ANNUAL REPORT
FINANCIAL CONTENTS

Glossary of Abbreviations and Acronyms			49

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview			50
Non-GAAP Financial Measures			54
Recent Accounting Standards			56
Critical Accounting Policies			56
Statements of Income Analysis			61
Business Segment Review			69
Balance Sheet Analysis			75
Risk Management - Overview			82
Credit Risk Management			83
Interest Rate and Price Risk Management			98
Liquidity Risk Management			104
Operational Risk Management			106
Legal and Regulatory Compliance Risk Management			107
Capital Management			108
Report of Independent Registered Public Accounting Firm			110

Financial Statements
Consolidated Balance Sheets			112
Consolidated Statements of Income			113
Consolidated Statements of Comprehensive Income			114
Consolidated Statements of Changes in Equity			115
Consolidated Statements of Cash Flows			117

Notes to Consolidated Financial Statements
Summary of Significant Accounting and Reporting Policies	118	Long-Term Debt	170
Supplemental Cash Flow Information	133	Commitments, Contingent Liabilities and Guarantees	174
Restrictions on Dividends and Capital Actions	133	Legal and Regulatory Proceedings	178
Investment Securities	134	Related Party Transactions	180
Loans and Leases	137	Income Taxes	181
Credit Quality and the Allowance for Loan and Lease Losses	139	Retirement and Benefit Plans	183
Bank Premises and Equipment	152	Accumulated Other Comprehensive Income	186
Operating Lease Equipment	153	Common, Preferred and Treasury Stock	188
Lease Obligations – Lessee	153	Stock-Based Compensation	190
Goodwill	155	Other Noninterest Income and Other Noninterest Expense	193
Intangible Assets	156	Earnings Per Share	194
Variable Interest Entities	157	Fair Value Measurements	195
Sales of Receivables and Servicing Rights	160	Regulatory Capital Requirements and Capital Ratios	204
Derivative Financial Instruments	162	Parent Company Financial Statements	205
Other Assets	168	Business Segments	207
Short-Term Borrowings	169	Subsequent Event	210

Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting	211
Report of Independent Registered Public Accounting Firm	212
Consolidated Ten Year Comparison	221
Directors and Officers	222
Corporate Information

48 Fifth Third Bancorp

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

ACL: Allowance for Credit Losses	GSE: United States Government Sponsored Enterprise
AFS: Available-For-Sale	HTM: Held-To-Maturity
ALCO: Asset Liability Management Committee	IPO: Initial Public Offering
ALLL: Allowance for Loan and Lease Losses	IRC: Internal Revenue Code
AOCI: Accumulated Other Comprehensive Income (Loss)	IRLC: Interest Rate Lock Commitment
APR: Annual Percentage Rate	ISDA: International Swaps and Derivatives Association, Inc.
ARM: Adjustable Rate Mortgage	LCR: Liquidity Coverage Ratio
ASC: Accounting Standards Codification	LIBOR: London Interbank Offered Rate
ASU: Accounting Standards Update	LIHTC: Low-Income Housing Tax Credit
ATM: Automated Teller Machine	LLC: Limited Liability Company
BHC: Bank Holding Company	LTV: Loan-to-Value Ratio
BOLI: Bank Owned Life Insurance	MD&A: Management’s Discussion and Analysis of Financial
bps: Basis Points	Condition and Results of Operations
CCAR: Comprehensive Capital Analysis and Review	MSR: Mortgage Servicing Right
CD: Certificate of Deposit	N/A: Not Applicable
CDC: Fifth Third Community Development Corporation and Fifth Third	NII: Net Interest Income
Community Development Company, LLC	NM: Not Meaningful
CECL: Current Expected Credit Loss	OAS: Option-Adjusted Spread
CET1: Common Equity Tier 1	OCC: Office of the Comptroller of the Currency
CFPB: United States Consumer Financial Protection Bureau	OCI: Other Comprehensive Income (Loss)
CME: Chicago Mercantile Exchange	OREO: Other Real Estate Owned
C&I: Commercial and Industrial	PPP: Paycheck Protection Program
DCF: Discounted Cash Flow	PSA: Performance Share Award
DTCC: Depository Trust & Clearing Corporation	RCC: Risk and Compliance Committee
DTI: Debt-to-Income Ratio	ROU: Right-of-Use
ERM: Enterprise Risk Management	RSA: Restricted Stock Award
ERMC: Enterprise Risk Management Committee	RSU: Restricted Stock Unit
EVE: Economic Value of Equity	SAR: Stock Appreciation Right
FASB: Financial Accounting Standards Board	SBA: Small Business Administration
FDIC: Federal Deposit Insurance Corporation	SEC: United States Securities and Exchange Commission
FHA: Federal Housing Administration	SOFR: Secured Overnight Financing Rate
FHLB: Federal Home Loan Bank	TBA: To Be Announced
FHLMC: Federal Home Loan Mortgage Corporation	TDR: Troubled Debt Restructuring
FICO: Fair Isaac Corporation (credit rating)	TILA: Truth in Lending Act
FINRA: Financial Industry Regulatory Authority	TRA: Tax Receivable Agreement
FNMA: Federal National Mortgage Association	TruPS: Trust Preferred Securities
FOMC: Federal Open Market Committee	U.S.: United States of America
FRB: Federal Reserve Bank	U.S. GAAP: United States Generally Accepted Accounting
FTE: Fully Taxable Equivalent	Principles
FTP: Funds Transfer Pricing	VA: United States Department of Veterans Affairs
FTS: Fifth Third Securities, Inc.	VIE: Variable Interest Entity
GDP: Gross Domestic Product	VRDN: Variable Rate Demand Note
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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2023, net interest income on an FTE basis and noninterest income provided 67% and 33% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Consolidated Financial Statements for the year ended December 31, 2023. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Current Economic Conditions
Economic growth was resilient in 2023 but managing inflation remained a top priority for FRB officials. In response to inflationary pressures, FRB officials raised benchmark interest rates aggressively during 2022 and 2023 and have signaled that they will continue to monitor the cumulative economic effects of their policy actions, including tighter credit conditions for households and businesses, when determining future monetary actions. Amidst the rapid pace of interest rate increases, several financial markets have experienced heightened volatility. While interest rates may remain elevated for a sustained period of time, the FRB moved to a more balanced monetary policy stance in the later months of 2023 in response to easing inflationary pressures.

Changes in interest rates can affect numerous aspects of the Bancorp’s business and may impact the Bancorp’s future performance. If financial markets remain volatile, this may impact the future performance of various segments of the Bancorp’s business, in addition to the value of the Bancorp’s investment securities portfolio. The Bancorp continues to closely monitor the pace of inflation and the impacts of inflation on the broader market.

The bank failures that have occurred since March 2023 generated significant market volatility and increased regulatory and market focus on the liquidity, asset-liability management and unrealized securities losses of banks. In response to these failures, the U.S. banking agencies
50 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
have proposed a number of regulatory amendments to improve the stability of U.S. banking institutions. Among these amendments, in November 2023, the FDIC issued a final rule for a special deposit insurance assessment on banking organizations with greater than $5 billion in assets to recover the costs associated with protecting uninsured depositors following these closures. The Bancorp’s estimate of its allocated share of the special assessment under the provisions of the final rule was $224 million, which was recognized in earnings upon issuance of the final rule in November 2023 and will be paid to the FDIC over an anticipated total of eight quarterly assessment periods beginning with the first quarter of 2024. The estimate of the cost associated with protecting the uninsured depositors will continue to be subject to periodic adjustment until the final loss is determined upon the termination of the receiverships by the FDIC.

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

Proposed Updates to Regulatory Requirements for Capital and Long-Term Debt
On July 27, 2023, the U.S. banking agencies released a notice of proposed rulemaking to revise the Basel III Capital Rules, which would modify its existing risk-based capital framework for large banks and introduce a new framework that implements international capital standards. The proposed rulemaking would increase capital requirements applicable to banking organizations with total assets of $100 billion or more, including Fifth Third, and would align the calculation of regulatory capital and the calculation of risk-weighted assets across large banking organizations. As proposed, the rules would be effective for the Bancorp on July 1, 2025 and phased in over a three-year transition period. The Bancorp is in the process of evaluating this proposed rulemaking and assessing its potential impact.

On August 29, 2023, the U.S. banking agencies issued a notice of proposed rulemaking to require that certain banking organizations with $100 billion or more in consolidated assets, including Fifth Third, comply with certain long-term debt requirements at the holding company and insured depository institution levels. These proposed requirements are intended to absorb losses and recapitalize the insured depository institution in the event of the failure of a banking organization. As proposed, the rules would be phased in over a three-year period after their effective date. The Bancorp is in the process of evaluating this proposed rulemaking and assessing its potential impact.

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

As of December 31, 2023, substantially all contracts have transitioned to alternative reference rates. Refer to Note 17 and Note 24 of the Notes to Consolidated Financial Statements for additional information about certain exposures which were transitioned to an alternative reference rate.

Senior Notes Offering
On July 27, 2023, the Bancorp issued and sold $1.25 billion of fixed-rate/floating-rate senior notes which will mature on July 27, 2029. The senior notes bear interest at a rate of 6.339% per annum to, but excluding, July 27, 2028. From, and including, July 27, 2028 until, but excluding, July 27, 2029, the senior notes will bear interest at a rate of compounded SOFR plus 2.340%. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed on or after 30 days prior to maturity. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to July 27, 2028, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, or (b) the discounted present value of the remaining scheduled payments of principal and interest that would be due if the senior notes being redeemed matured on July 27, 2028. Refer to Note 32 of the Notes to Consolidated Statements for information on a subsequent event related to long-term debt.

Automobile Loan Securitization
In a securitization transaction that occurred in August of 2023, the Bancorp transferred $1.74 billion in aggregate automobile loans to a bankruptcy remote trust which subsequently issued approximately $1.58 billion of asset-backed notes, of which approximately $79 million were retained by the Bancorp, resulting in approximately $1.5 billion of outstanding notes included in long-term debt in the Consolidated Balance Sheets. As discussed in Note 12, the bankruptcy remote trust was deemed to be a VIE and the Bancorp, as the primary beneficiary, consolidated the VIE. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp.

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

TABLE 1: Earnings Summary
For the years ended December 31 ($ in millions, except per share data)	2023	2022	2021
Income Statement Data
Net interest income (U.S. GAAP)	$5,827	5,609	4,770
Net interest income (FTE)(a)(b)	5,852	5,625	4,782
Noninterest income	2,881	2,766	3,118
Total revenue (FTE)(a)(b)	8,733	8,391	7,900
Provision for (benefit from) credit losses	515	563	(377)
Noninterest expense	5,205	4,719	4,748
Net income	2,349	2,446	2,770
Net income available to common shareholders	2,212	2,330	2,659
Common Share Data
Earnings per share - basic	$3.23	3.38	3.78
Earnings per share - diluted	3.22	3.35	3.73
Cash dividends declared per common share	1.36	1.26	1.14
Book value per share	25.04	22.26	29.43
Market value per share	34.49	32.81	43.55
Financial Ratios
Return on average assets	1.13%	1.18	1.34
Return on average common equity	14.2	13.7	12.8
Return on average tangible common equity(b)	21.3	19.7	16.6
Dividend payout	42.1	37.3	30.2
(a)Amounts presented on an FTE basis. The FTE adjustments were $25, $16 and $12 for the years ended December 31, 2023, 2022 and 2021, respectively.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

52 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Earnings Summary
The Bancorp’s net income available to common shareholders for the year ended December 31, 2023 was $2.2 billion, or $3.22 per diluted share, which was net of $137 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2022 was $2.3 billion, or $3.35 per diluted share, which was net of $116 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $5.9 billion for the year ended December 31, 2023, an increase of $227 million compared to the prior year. Net interest income benefited from increases in market interest rates, resulting in increases in yields on average loans and leases, average other short-term investments and average taxable securities for the year ended December 31, 2023 compared to the prior year. Net interest income also benefited from increases in average other consumer loans and average taxable securities for the year ended December 31, 2023 compared to the prior year. These positive impacts were partially offset by increases in rates paid on average interest-bearing core deposits, average long-term debt and average FHLB advances for the year ended December 31, 2023 compared to the prior year. Net interest income was also negatively impacted by deposit balance migration into higher yielding products, resulting in a decrease in the average balances of demand deposits and an increase in the average balances of interest-bearing core deposits for the year ended December 31, 2023 compared to the prior year. Additionally, net interest income was negatively impacted by increases in the average balances of CDs over $250,000 and long-term debt for the year ended December 31, 2023 compared to the prior year. Net interest margin on an FTE basis (non-GAAP) was 3.05% for the year ended December 31, 2023 compared to 3.02% for the year ended December 31, 2022.

The provision for credit losses was $515 million for the year ended December 31, 2023 compared to $563 million in the prior year. The provision for credit losses for the year ended December 31, 2023 was primarily driven by factors which resulted in an increase to the ACL during the year, including changes in product mix, the impacts of qualitative factors and increases in reserves for individually evaluated loans, partially offset by the impact of a decrease in the end-of-period loan and lease balances. The provision for credit losses for the year ended December 31, 2022 was primarily driven by factors which resulted in an increase to the ACL during the year, including growth in loan and lease balances and deterioration in the macroeconomic forecast, partially offset by the impacts of qualitative factors. The provision for credit losses for the year ended December 31, 2022 also included the initial recognition of provision for credit losses on loans acquired as part of a business acquisition completed in the second quarter of 2022. Net losses charged-off as a percent of average portfolio loans and leases were 0.32% and 0.19% for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.59% compared to 0.44% at December 31, 2022. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Consolidated Financial Statements.

Noninterest income increased $115 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the recognition of net securities gains in the current year compared to net securities losses in the prior year, as well as increases in commercial banking revenue and mortgage banking net revenue, partially offset by decreases in other noninterest income and leasing business revenue.

Noninterest expense increased $486 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases in other noninterest expense, compensation and benefits expense, technology and communications expense, net occupancy expense and marketing expense, partially offset by a decrease in leasing business expense.

For more information on net interest income, provision for credit losses, noninterest income and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of December 31, 2023. As of December 31, 2023, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:

•CET1 capital ratio: 10.29%;
•Tier 1 risk-based capital ratio: 11.59%;
•Total risk-based capital ratio: 13.72%;
•Leverage ratio: 8.73%

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
For the years ended December 31 ($ in millions)	2023	2022	2021
Net interest income (U.S. GAAP)	$5,827	5,609	4,770
Add: FTE adjustment	25	16	12
Net interest income on an FTE basis (1)	$5,852	5,625	4,782

Interest income (U.S. GAAP)	$9,760	6,587	5,211
Add: FTE adjustment	25	16	12
Interest income on an FTE basis (2)	$9,785	6,603	5,223

Interest expense (3)	$3,933	978	441
Noninterest income (4)	2,881	2,766	3,118
Noninterest expense (5)	5,205	4,719	4,748
Average interest-earning assets (6)	191,743	186,326	184,378
Average interest-bearing liabilities (7)	137,592	119,624	115,469

Ratios:
Net interest margin on an FTE basis (1) / (6)	3.05%	3.02	2.59
Net interest rate spread on an FTE basis ((2) / (6)) - ((3) / (7))	2.24	2.72	2.45
Efficiency ratio on an FTE basis (5) / ((1) + (4))	59.6	56.2	60.1

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

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
For the years ended December 31 ($ in millions)	2023	2022	2021
Net income available to common shareholders (U.S. GAAP)	$2,212	2,330	2,659
Add: Intangible amortization, net of tax	34	37	34
Tangible net income available to common shareholders (1)	$2,246	2,367	2,693

Average Bancorp shareholders’ equity (U.S. GAAP)	$17,704	19,080	22,812
Less: Average preferred stock	2,116	2,116	2,116
Average goodwill	4,918	4,779	4,366
Average intangible assets	146	168	142
Average tangible common equity (2)	$10,524	12,017	16,188

Return on average tangible common equity (1) / (2)	21.3%	19.7	16.6

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of December 31 ($ in millions)	2023	2022
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$19,172	17,327
Less: Preferred stock	2,116	2,116
Goodwill	4,919	4,915
Intangible assets	125	169
AOCI	(4,487)	(5,110)
Tangible common equity, excluding AOCI (1)	16,499	15,237
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$18,615	17,353

Total Assets (U.S. GAAP)	$214,574	207,452
Less: Goodwill	4,919	4,915
Intangible assets	125	169
AOCI, before tax	(5,680)	(6,468)
Tangible assets, excluding AOCI (3)	$215,210	208,836

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	8.65%	8.31
Tangible common equity as a percentage of tangible assets (1) / (3)	7.67	7.30

55 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT ACCOUNTING STANDARDS
Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp during 2023 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

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

As further discussed in Note 1 of the Notes to Consolidated Financial Statements, on January 1, 2023, the Bancorp adopted ASU 2022-02 (“Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”). In conjunction with the adoption of this amended guidance, the Bancorp has revised its Critical Accounting Policies for the ALLL as described below. The accounting policy for the ALLL for periods prior to January 1, 2023 is provided in the Critical Accounting Policies Applicable Prior to January 1, 2023 section below. There have been no other material changes to the valuation techniques or models described below during the year ended December 31, 2023.

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

Credit losses are charged and recoveries are credited to the ALLL. The ALLL is maintained at a level the Bancorp considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectability of loans and leases, including historical credit loss experience, current and forecasted market and economic conditions and consideration of various qualitative factors that, in management’s judgment, deserve consideration in estimating expected credit losses. Provisions for credit losses are recorded for the amounts necessary to adjust the ALLL to the Bancorp’s current estimate of expected credit losses on portfolio loans and leases. The Bancorp’s strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits and conservative underwriting, documentation and collections standards. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality. Refer to the Credit Risk Management subsection of the Risk Management section of MD&A for additional information.

The Bancorp’s methodology for determining the ALLL requires significant management judgment and includes an estimate of expected credit losses on a collective basis for groups of loans and leases with similar risk characteristics and specific allowances for loans and leases which are individually evaluated.

Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million on nonaccrual status are individually evaluated for an ALLL. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan or lease structure (including modifications, if any) and other factors when determining the amount of the ALLL. Other factors may include the borrower’s susceptibility to risks presented by the forecasted macroeconomic environment, the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. Significant management judgment is required when evaluating which of these factors are most relevant in individual circumstances, and when estimating the amount of expected credit losses based on those factors. When loans and leases are individually evaluated, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan or lease given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for individually evaluated loans and leases that are collateral-dependent are measured based on the fair value of the underlying collateral, less expected costs to sell where applicable. Allowances for individually evaluated loans and leases that are not collateral-dependent are typically measured based on the present value of expected cash flows of the loan or lease, discounted at its
56 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
effective interest rate. Specific allowances on individually evaluated commercial loans and leases are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

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

TABLE 5: Fair Value Summary
As of ($ in millions)	December 31, 2023		December 31, 2022
	Balance	Level 3	Balance	Level 3
Assets carried at fair value	$56,073	1,859	57,002	1,876
As a percent of total assets	26%	1	27	1
Liabilities carried at fair value	$3,106	174	4,130	203
As a percent of total liabilities	2%	—	2	—

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

Critical Accounting Policies Applicable Prior to January 1, 2023
The following paragraphs describe the portions of the Bancorp’s critical accounting policies that were applicable prior to January 1, 2023 but were updated in conjunction with the adoption of ASU 2022-02 on January 1, 2023. The following paragraphs do not include the portions of the respective policies that were not affected by the adoption of this new accounting standard. Refer to Note 1 of the Notes to Consolidated Financial Statements for additional information.

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
60 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENTS OF INCOME ANALYSIS

Net Interest Income
Net interest income is the interest earned on loans and leases (including yield-related fees), securities and other short-term investments less the interest incurred on core deposits and wholesale funding (including CDs over $250,000, federal funds purchased, other short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by noninterest-bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Tables 6 and 7 present the components of net interest income, net interest margin and net interest rate spread for the years ended December 31, 2023, 2022 and 2021, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $5.9 billion for the year ended December 31, 2023, an increase of $227 million compared to the prior year. Net interest income benefited from increases in market interest rates, resulting in increases in yields of 189 bps on average loans and leases, 456 bps on average other short-term investments and 23 bps on average taxable securities for the year ended December 31, 2023 compared to the prior year. Net interest income also benefited from increases in average other consumer loans and average taxable securities of $2.5 billion and $3.8 billion, respectively, for the year ended December 31, 2023 compared to the prior year. These positive impacts were partially offset by increases in rates paid on average interest-bearing core deposits of 198 bps, average long-term debt of 170 bps and average FHLB advances of 248 bps for the year ended December 31, 2023 compared to the prior year. Net interest income was also negatively impacted by deposit balance migration into higher yielding products, resulting in a decrease in the average balances of demand deposits of $14.0 billion and an increase in the average balances of interest-bearing core deposits of $11.5 billion for the year ended December 31, 2023 compared to the prior year. Additionally, net interest income was negatively impacted by increases in the average balances of CDs over $250,000 of $3.6 billion and long-term debt of $2.4 billion for the year ended December 31, 2023 compared to the prior year. Interest income recognized from PPP loans decreased to $3 million for the year ended December 31, 2023 compared to $43 million for the prior year.

Net interest rate spread on an FTE basis (non-GAAP) was 2.24% during the year ended December 31, 2023 compared to 2.72% during the year ended December 31, 2022. Rates paid on average interest-bearing liabilities increased 204 bps, partially offset by a 156 bps increase in yields on average interest-earning assets for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Net interest margin on an FTE basis (non-GAAP) was 3.05% for the year ended December 31, 2023 compared to 3.02% for the year ended December 31, 2022. Net interest margin for the year ended December 31, 2023 was positively impacted by the benefit of higher market interest rates on interest-earning assets, growth in average balances of loans and leases and average investment portfolio balances, partially offset by the migration of average balances of deposits from demand deposits to interest-bearing deposits and increases in rates paid on and balances of average wholesale funding. Net interest margin results are expected to modestly decrease over the next quarter driven by increasing levels of cash and continued liability repricing, partially offset by the impact of rising rates on the repricing of the Bancorp’s asset portfolios.

Interest income on an FTE basis (non-GAAP) from loans and leases increased $2.4 billion from the year ended December 31, 2022 primarily driven by the previously mentioned increases in market interest rates and average balances of other consumer loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments increased $796 million from the year ended December 31, 2022 primarily due to the previously mentioned increases in yields on average other short-term investments and average taxable securities as well as an increase in the average balances of taxable securities.

Interest expense on average core deposits increased $2.3 billion from the year ended December 31, 2022 primarily due to the previously mentioned increase in the cost of average interest-bearing core deposits to 238 bps for the year ended December 31, 2023 from 40 bps for the year ended December 31, 2022, as a result of increasing short-term interest rates. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $685 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the previously mentioned increases in rates paid on average long-term debt and FHLB advances as well as increases in the average balances of CDs over $250,000 and long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the year ended December 31, 2023, average wholesale funding represented 18% of average interest-bearing liabilities compared to 15% for the year ended December 31, 2022. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.
61 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 6: Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the years ended December 31	2023			2022			2021
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans and leases:(a)
Commercial and industrial loans	$57,005	3,887	6.82%	$55,618	2,401	4.32%	$48,966	1,735	3.54%
Commercial mortgage loans	11,262	672	5.97	10,723	415	3.87	10,396	313	3.01
Commercial construction loans	5,582	380	6.80	5,458	239	4.38	5,783	181	3.13
Commercial leases	2,629	95	3.63	2,828	85	3.02	3,130	92	2.94
Total commercial loans and leases	76,478	5,034	6.58	74,627	3,140	4.21	68,275	2,321	3.40
Residential mortgage loans	18,002	621	3.45	19,731	645	3.27	21,359	695	3.26
Home equity	3,936	298	7.58	3,971	177	4.46	4,565	164	3.59
Indirect secured consumer loans	15,944	687	4.31	16,914	560	3.31	15,156	508	3.35
Credit card	1,800	252	14.00	1,737	221	12.73	1,783	219	12.28
Other consumer loans	6,122	457	7.46	3,581	220	6.16	2,979	180	6.03
Total consumer loans	45,804	2,315	5.05	45,934	1,823	3.97	45,842	1,766	3.85
Total loans and leases	$122,282	7,349	6.01%	$120,561	4,963	4.12%	$114,117	4,087	3.58%
Securities:
Taxable	$56,066	1,733	3.09%	$52,218	1,493	2.86%	$36,164	1,074	2.97%
Exempt from income taxes(a)	1,461	47	3.20	1,128	31	2.72	854	20	2.33
Other short-term investments	11,934	656	5.50	12,419	116	0.94	33,243	42	0.13
Total interest-earning assets	$191,743	9,785	5.10%	$186,326	6,603	3.54%	$184,378	5,223	2.83%
Cash and due from banks	2,772			3,093			3,055
Other assets	16,169			19,490			21,050
Allowance for loan and lease losses	(2,258)			(1,980)			(2,159)
Total assets	$208,426			$206,929			$206,324
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$52,378	1,552	2.96%	$45,835	297	0.65%	$45,850	26	0.06%
Savings deposits	20,872	147	0.71	23,445	32	0.14	20,531	4	0.02
Money market deposits	30,943	666	2.15	29,326	67	0.23	30,631	12	0.04
Foreign office deposits	158	3	1.82	170	1	0.74	164	—	0.04
CDs $250,000 or less	8,298	308	3.71	2,342	9	0.40	3,214	10	0.31
Total interest-bearing core deposits	112,649	2,676	2.38	101,118	406	0.40	100,390	52	0.05
CDs over $250,000	5,332	253	4.74	1,688	41	2.45	530	7	1.30
Federal funds purchased	307	15	4.96	381	6	1.69	333	—	0.12
Securities sold under repurchase agreements	348	4	1.22	482	1	0.17	594	—	0.02
FHLB advances	4,596	235	5.11	3,733	98	2.63	—	—	—
Derivative collateral and other borrowed money	100	8	8.24	329	9	2.94	513	2	0.30
Long-term debt	14,260	742	5.20	11,893	417	3.50	13,109	380	2.89
Total interest-bearing liabilities	$137,592	3,933	2.86%	$119,624	978	0.82%	$115,469	441	0.38%
Demand deposits	46,195			60,185			62,028
Other liabilities	6,935			8,040			6,015
Total liabilities	$190,722			$187,849			$183,512
Total equity	$17,704			$19,080			$22,812
Total liabilities and equity	$208,426			$206,929			$206,324
Net interest income (FTE)(b)		$5,852			$5,625			$4,782
Net interest margin (FTE)(b)			3.05%			3.02%			2.59%
Net interest rate spread (FTE)(b)			2.24			2.72			2.45
Interest-bearing liabilities to interest-earning assets			71.76			64.20			62.63
(a)The FTE adjustments included in the above table were $25, $16 and $12 for the years ended December 31, 2023, 2022 and 2021, respectively.
(b)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

62 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 7: Changes in Net Interest Income Attributable to Volume and Yield/Rate on an FTE Basis(a)
For the years ended December 31	2023 Compared to 2022			2022 Compared to 2021
($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:
Commercial and industrial loans	$61	1,425	1,486	255	411	666
Commercial mortgage loans	22	235	257	10	92	102
Commercial construction loans	6	135	141	(11)	69	58
Commercial leases	(6)	16	10	(9)	2	(7)
Total commercial loans and leases	83	1,811	1,894	245	574	819
Residential mortgage loans	(58)	34	(24)	(53)	3	(50)
Home equity	(2)	123	121	(23)	36	13
Indirect secured consumer loans	(34)	161	127	58	(6)	52
Credit card	8	23	31	(6)	8	2
Other consumer loans	182	55	237	37	3	40
Total consumer loans	96	396	492	13	44	57
Total loans and leases	$179	2,207	2,386	258	618	876
Securities:
Taxable	$114	126	240	461	(42)	419
Exempt from income taxes	10	6	16	7	4	11
Other short-term investments	(5)	545	540	(42)	116	74
Total change in interest income	$298	2,884	3,182	684	696	1,380
Liabilities:
Interest-bearing liabilities:
Interest checking deposits	$48	1,207	1,255	—	271	271
Savings deposits	(4)	119	115	1	27	28
Money market deposits	4	595	599	(1)	56	55
Foreign office deposits	—	2	2	—	1	1
CDs $250,000 or less	71	228	299	(3)	2	(1)
Total interest-bearing core deposits	119	2,151	2,270	(3)	357	354
CDs over $250,000	148	64	212	24	10	34
Federal funds purchased	(1)	10	9	—	6	6
Securities sold under repurchase agreements	—	3	3	—	1	1
FHLB advances	27	110	137	98	—	98
Derivative collateral and other borrowed money	(10)	9	(1)	(1)	8	7
Long-term debt	94	231	325	(37)	74	37
Total change in interest expense	$377	2,578	2,955	81	456	537
Total change in net interest income	$(79)	306	227	603	240	843
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

The provision for credit losses was $515 million for the year ended December 31, 2023 compared to $563 million in the prior year. The provision for credit losses for the year ended December 31, 2023 was primarily driven by factors which resulted in an increase to the ACL during the year, including changes in product mix, the impacts of qualitative factors and increases in reserves for individually evaluated loans, partially offset by the impact of a decrease in end-of-period loan and lease balances. The provision for credit losses for the year ended December 31, 2022 was primarily driven by factors which resulted in an increase to the ACL during the year, including growth in loan and lease balances and deterioration in the macroeconomic forecast, partially offset by the impacts of qualitative factors. The provision for credit losses for the year ended December 31, 2022 also included the initial recognition of provision for credit losses on loans acquired as part of a business acquisition completed in the second quarter of 2022.

63 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ALLL increased $128 million from December 31, 2022 to $2.3 billion at December 31, 2023 inclusive of a $49 million reduction from the impact of the adoption of ASU 2022-02 on January 1, 2023, as further discussed in Note 1 of the Notes to Consolidated Financial Statements. At December 31, 2023, the ALLL as a percent of portfolio loans and leases increased to 1.98%, compared to 1.81% at December 31, 2022. The reserve for unfunded commitments decreased $50 million from December 31, 2022 to $166 million at December 31, 2023. At December 31, 2023, the ACL as a percent of portfolio loans and leases increased to 2.12%, compared to 1.98% at December 31, 2022.

Refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Consolidated Financial Statements for more information on the provision for credit losses, including an analysis of loan and lease portfolio composition, nonperforming assets, net charge-offs and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio and determining the level of the ACL.

Noninterest Income
Noninterest income increased $115 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The following table presents the components of noninterest income:

TABLE 8: Components of Noninterest Income
For the years ended December 31 ($ in millions)	2023	2022	2021
Commercial banking revenue	$624	565	637
Wealth and asset management revenue	581	570	586
Service charges on deposits	577	589	600
Card and processing revenue	416	409	402
Mortgage banking net revenue	250	215	270
Leasing business revenue	208	237	300
Other noninterest income	207	265	332
Securities gains (losses), net	18	(82)	(7)
Securities losses, net - non-qualifying hedges on mortgage servicing rights	—	(2)	(2)
Total noninterest income	$2,881	2,766	3,118

Commercial banking revenue
Commercial banking revenue increased $59 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily driven by increases in loan syndication fees, institutional brokerage revenue and foreign exchange fees, partially offset by decreases in revenue from commercial customer interest rate derivatives and merger and acquisition fees.

Wealth and asset management revenue
Wealth and asset management revenue increased $11 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases in broker income and private client service fees. The Bancorp’s trust and registered investment advisory businesses had approximately $574 billion and $510 billion in total assets under care as of December 31, 2023 and 2022, respectively, and managed $59 billion and $55 billion in assets for individuals, corporations and not-for-profit organizations as of December 31, 2023 and 2022, respectively.

Service charges on deposits
Service charges on deposits decreased $12 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to a decrease in service charges on both commercial and consumer deposits. Service charges on commercial deposits were $424 million for the year ended December 31, 2023, a decrease of $10 million from the prior year primarily due to higher treasury management earnings credits driven by market interest rates, partially offset by an increase in commercial treasury management fees. Service charges on consumer deposits were $153 million for the year ended December 31, 2023, a decrease of $2 million from the prior year primarily due to a decrease in consumer checking fees driven by the elimination of non-sufficient funds fees during the third quarter of 2022.

Card and processing revenue
Card and processing revenue increased $7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases in credit and debit card interchange and electronic funds transfer income, partially offset by increased reward costs.

Mortgage banking net revenue
Mortgage banking net revenue increased $35 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.

64 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the components of mortgage banking net revenue:

TABLE 9: Components of Mortgage Banking Net Revenue
For the years ended December 31 ($ in millions)	2023	2022	2021
Origination fees and gains on loan sales	$79	91	285
Net mortgage servicing revenue:
Gross mortgage servicing fees	319	310	247
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(148)	(186)	(262)
Net mortgage servicing revenue	171	124	(15)
Total mortgage banking net revenue	$250	215	270
Origination fees and gains on loan sales decreased $12 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily driven by lower volumes of residential mortgage loan originations as well as a decrease in gains from sales of government-guaranteed loans that were previously in forbearance programs. Residential mortgage loan originations decreased to $5.6 billion for the year ended December 31, 2023 from $14.0 billion for the year ended December 31, 2022 primarily due to the impact of higher market interest rates on originations.

The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the Bancorp’s non-qualifying hedging strategy.

TABLE 10: Components of Net Valuation Adjustments on MSRs
For the years ended December 31 ($ in millions)	2023	2022	2021
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(43)	(363)	(123)
Changes in fair value:
Due to changes in inputs or assumptions(a)	43	355	142
Other changes in fair value(b)	(148)	(178)	(281)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(148)	(186)	(262)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

For the years ended December 31, 2023 and 2022, the Bancorp recognized losses of $105 million and income of $177 million, respectively, in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The valuation adjustments on the MSR portfolio included increases of $43 million and $355 million for the years ended December 31, 2023 and 2022, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. Mortgage rates increased slightly during the year ended December 31, 2023, which caused a decrease in prepayment speeds. The fair value of the MSR portfolio also decreased $148 million and $178 million for the years ended December 31, 2023 and 2022, respectively, as a result of contractual principal payments and actual prepayment activity.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Gains and losses on these securities are recorded in securities losses, net - non-qualifying hedges on mortgage servicing rights in the Bancorp’s Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced at December 31, 2023 and 2022 were $117.0 billion and $120.2 billion, respectively, with $100.8 billion and $103.2 billion, respectively, of residential mortgage loans serviced for others.
65 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Leasing business revenue
Leasing business revenue decreased $29 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily driven by decreases in operating lease income, lease remarketing fees and leasing business solutions revenue. The decrease in leasing business solutions revenue was related to the disposition of LaSalle Solutions during the second quarter of 2022.

Other noninterest income
The following table presents the components of other noninterest income:

TABLE 11: Components of Other Noninterest Income
For the years ended December 31 ($ in millions)	2023	2022	2021
BOLI income	$61	64	61
Cardholder fees	56	54	50
Equity method investment income	52	22	30
Private equity investment income	44	70	81
Banking center income	25	24	23
Income from the TRA associated with Worldpay, Inc.	22	46	46
Consumer loan fees	20	19	17
Gains on contract sales	2	3	62
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(94)	(84)	(86)
Other, net	19	47	48
Total other noninterest income	$207	265	332

Other noninterest income decreased $58 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to decreases in private equity investment income and income from the TRA associated with Worldpay, Inc., partially offset by an increase in equity method investment income.

Private equity investment income decreased $26 million for the year ended December 31, 2023 compared to the prior year primarily driven by gains realized on certain private equity investments during the prior year. Income from the TRA associated with Worldpay, Inc. was $22 million for the year ended December 31, 2023 compared to $46 million for the year ended December 31, 2022. For more information, refer to Note 15 of the Notes to Consolidated Financial Statements. Equity method investment income increased $30 million for the year ended December 31, 2023 compared to the prior year primarily due to a gain on the partial disposition of an equity method investment during the second quarter of 2023.

Securities gains (losses), net
Net securities gains were $18 million for the year ended December 31, 2023 compared with losses of $82 million for the year ended December 31, 2022. For more information, refer to Note 4 of the Notes to Consolidated Financial Statements.

Noninterest Expense
Noninterest expense increased $486 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The following table presents the components of noninterest expense:

TABLE 12: Components of Noninterest Expense
For the years ended December 31 ($ in millions)	2023	2022	2021
Compensation and benefits	$2,694	2,554	2,626
Technology and communications	464	416	388
Net occupancy expense	331	307	312
Equipment expense	148	145	138
Marketing expense	126	118	107
Leasing business expense	121	131	137
Card and processing expense	84	80	89
Other noninterest expense	1,237	968	951
Total noninterest expense	$5,205	4,719	4,748
Efficiency ratio on an FTE basis(a)	59.6%	56.2	60.1
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense increased $140 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily driven by an increase in base compensation, which includes the impact of merit increases, the additional personnel costs of an acquired business, the impact of raising the Bancorp’s minimum wage in the third quarter of 2022 and an increase in severance expense. The increase for the year ended December 31, 2023 compared to the year ended December 31, 2022 also included an increase in non-qualified
66 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
deferred compensation expense. These increases were partially offset by a decrease in performance-based compensation. Full-time equivalent employees totaled 18,724 at December 31, 2023 compared to 19,319 at December 31, 2022.

Technology and communications expense increased $48 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily driven by increased investments in strategic initiatives and technology modernization.

Net occupancy expense increased $24 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily driven by fluctuations in energy prices, higher expenses associated with the maintenance and renovation of banking centers and the impacts of exiting mortgage warehouse lending.

Marketing expense increased $8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in deposit campaigns.

Leasing business expense decreased $10 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily driven by a decrease in depreciation expense associated with operating lease equipment.

The following table presents the components of other noninterest expense:

TABLE 13: Components of Other Noninterest Expense
For the years ended December 31 ($ in millions)	2023	2022	2021
FDIC insurance and other taxes	$385	132	114
Loan and lease	133	167	217
Losses and adjustments	91	91	69
Data processing	87	82	79
Dues and subscriptions	61	58	55
Travel	56	60	34
Professional service fees	53	54	63
Securities recordkeeping	50	48	52
Cash and coin processing	48	44	39
Postal and courier	46	40	37
Intangible amortization	43	47	44
Other, net	184	145	148
Total other noninterest expense	$1,237	968	951
Other noninterest expense increased $269 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in FDIC insurance and other taxes, partially offset by a decrease in loan and lease expense.

FDIC insurance and other taxes increased $253 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily as a result of a $224 million FDIC special assessment, as further discussed in the Overview section of MD&A, as well as an increase in the FDIC insurance initial base deposit insurance assessment rate.

Loan and lease expense decreased $34 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily driven by a decrease in loan servicing expenses related to the Bancorp’s sales of certain government-guaranteed residential mortgage loans that were previously in forbearance programs and serviced by a third party. The decrease for the year ended December 31, 2023 compared to the year ended December 31, 2022 also included a decrease in loan closing expense related to lower origination volumes for residential mortgage loans.

67 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Applicable Income Taxes
Applicable income tax expense for all periods presented includes the benefits from tax-exempt income, tax-advantaged investments and tax credits (and other related tax benefits), partially offset by the effect of proportional amortization of qualifying LIHTC investments and certain nondeductible expenses. The tax credits are primarily associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC, the Credit for Increasing Research Activities program established under Section 41 of the IRC and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

The effective tax rates for the years ended December 31, 2023 and 2022 were primarily impacted by $230 million and $219 million, respectively, of low-income housing tax credits and other tax benefits and $25 million and $26 million, respectively, of tax benefits from tax-exempt income, which were partially offset by $200 million and $189 million, respectively, of proportional amortization related to qualifying LIHTC investments.

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 14: Applicable Income Taxes
For the years ended December 31 ($ in millions)	2023	2022	2021
Income before income taxes	$2,988	3,093	3,517
Applicable income tax expense	639	647	747
Effective tax rate	21.4%	21.0	21.2
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

The Bancorp manages interest rate risk centrally at the corporate level. By employing an FTP methodology, the business segments are insulated from most benchmark interest rate volatility, enabling them to focus on serving customers through the origination of loans and acceptance of deposits. The FTP methodology assigns charge and credit rates to classes of assets and liabilities, respectively, based on the estimated amount and timing of cash flows for each transaction. Assigning the FTP rate based on matching the duration of cash flows allocates interest income and interest expense to each business segment so its resulting net interest income is insulated from future changes in benchmark interest rates. The Bancorp’s FTP methodology also allocates the contribution to net interest income of the asset-generating and deposit-providing businesses on a duration-adjusted basis to better attribute the driver of the performance. As the asset and liability durations are not perfectly matched, the residual impact of the FTP methodology is captured in General Corporate and Other. The charge and credit rates are determined using the FTP rate curve, which is based on an estimate of Fifth Third’s marginal borrowing cost in the wholesale funding markets. The FTP curve is constructed using the U.S. swap curve, brokered CD pricing and unsecured debt pricing. The Bancorp’s FTP methodology was not adjusted during the years ended December 31, 2023, 2022 and 2021.

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets increased since December 31, 2022 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also increased since December 31, 2022 due to higher interest rates and modified assumptions. Thus, net interest income for asset-generating business segments was negatively impacted by the rates charged on assets while deposit-providing business segments were positively impacted during the year ended December 31, 2023.

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

The following table summarizes net income (loss) by business segment:

TABLE 15: Net Income (Loss) by Business Segment
For the years ended December 31 ($ in millions)	2023	2022	2021
Income Statement Data
Commercial Banking	$2,559	1,649	1,554
Consumer and Small Business Banking	2,761	1,309	220
Wealth and Asset Management	279	198	94
General Corporate and Other	(3,250)	(710)	902
Net income	$2,349	2,446	2,770

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 16: Commercial Banking
For the years ended December 31 ($ in millions)	2023	2022	2021
Income Statement Data
Net interest income (FTE)(a)	$3,828	2,552	1,604
Provision for (benefit from) credit losses	12	33	(597)
Noninterest income:
Commercial banking revenue	619	563	633
Service charges on deposits	371	372	385
Leasing business revenue	208	237	300
Other noninterest income	158	168	179
Noninterest expense:
Compensation and benefits	654	639	644
Leasing business expense	121	131	137
Other noninterest expense	1,228	1,053	992
Income before income taxes (FTE)	3,169	2,036	1,925
Applicable income tax expense(a)(b)	610	387	371
Net income	$2,559	1,649	1,554
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$72,293	70,904	62,571
Demand deposits	23,170	35,147	38,220
Interest checking deposits	32,319	21,341	22,452
Savings and money market deposits	5,246	6,019	7,825
Certificates of deposit	62	108	117
Foreign office deposits	158	170	164
(a)Includes FTE adjustments of $16, $10 and $8 for the years ended December 31, 2023, 2022 and 2021, respectively.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $2.6 billion for the year ended December 31, 2023 compared to $1.6 billion for the year ended December 31, 2022. The increase in net income was primarily driven by an increase in net interest income on an FTE basis, a decrease in provision for credit losses and an increase in noninterest income, partially offset by an increase in noninterest expense.

Net interest income on an FTE basis increased $1.3 billion from the year ended December 31, 2022 primarily driven by increases in yields on average commercial loans and leases as well as increases in FTP credit rates on deposits. These positive impacts were partially offset by increases in FTP charge rates on commercial loans and leases as well as increases in rates paid on and average balances of interest checking deposits and increases in rates paid on average savings and money market deposits.

Provision for credit losses decreased $21 million from the year ended December 31, 2022 primarily driven by an increase in the allocated benefit from credit losses related to commercial criticized assets as well as a decrease in net charge-offs related to commercial leases. Net charge-offs as a percent of average portfolio loans and leases were 12 bps for both the years ended December 31, 2023 and 2022.

Noninterest income increased $16 million from the year ended December 31, 2022 driven by an increase in commercial banking revenue, partially offset by decreases in leasing business revenue and other noninterest income. Commercial banking revenue increased $56 million from the year ended December 31, 2022 primarily driven by increases in loan syndication fees, institutional brokerage revenue and foreign exchange fees, partially offset by decreases in contract revenue from commercial customer derivatives and merger and acquisition fees. Leasing business revenue decreased $29 million from the year ended December 31, 2022 primarily driven by decreases in operating lease income, lease remarketing fees and leasing business solutions revenue. The decrease in leasing business solutions revenue was related to the disposition of LaSalle Solutions during the second quarter of 2022. Other noninterest income decreased $10 million from the year ended December 31, 2022 primarily due to a decrease in private equity investment income, partially offset by a decrease in net securities losses.

Noninterest expense increased $180 million from the year ended December 31, 2022 driven by increases in other noninterest expense and compensation and benefits, partially offset by a decrease in leasing business expense. Other noninterest expense increased $175 million from
70 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the year ended December 31, 2022 primarily driven by increases in allocated expenses and FDIC insurance and other taxes. The increase in allocated expenses was primarily related to cash management services and information technology support services. Compensation and benefits increased $15 million from the year ended December 31, 2022 primarily driven by an increase in base compensation, partially offset by a decrease in performance-based compensation. Leasing business expense decreased $10 million from the year ended December 31, 2022 primarily driven by a decrease in depreciation expense associated with operating lease equipment.

Average commercial loans and leases increased $1.4 billion from the year ended December 31, 2022 primarily due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans, partially offset by a decrease in average commercial leases. Average commercial and industrial loans increased from the year ended December 31, 2022 primarily as a result of higher loan balances in the first half of 2023 driven by production exceeding paydowns, partially offset by a planned reduction in balances in the second half of 2023. Average commercial mortgage loans increased from the year ended December 31, 2022 as loan originations exceeded payoffs. Average commercial construction loans increased from the year ended December 31, 2022 as loan originations exceeded payoffs. Average commercial leases decreased from the year ended December 31, 2022 primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average deposits decreased $1.8 billion from the year ended December 31, 2022 primarily due to decreases in average demand deposits and average savings and money market deposits, partially offset by an increase in average interest checking deposits. Average demand deposits decreased $12.0 billion from the year ended December 31, 2022 primarily as a result of balance migration into interest checking deposits and lower average balances per customer account. Average savings and money market deposits decreased $773 million from the year ended December 31, 2022 primarily due to lower average balances per customer account and balance migration into interest checking deposits. Average interest checking deposits increased $11.0 billion from the year ended December 31, 2022 primarily as a result of balance migration from demand deposits and savings and money market deposits as well as average balance growth.

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

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 17: Consumer and Small Business Banking
For the years ended December 31 ($ in millions)	2023	2022	2021
Income Statement Data
Net interest income	$5,207	3,131	1,685
Provision for credit losses	303	139	120
Noninterest income:
Card and processing revenue	312	308	312
Mortgage banking net revenue	250	214	267
Wealth and asset management revenue	216	204	206
Service charges on deposits	208	216	214
Other noninterest income	119	111	108
Noninterest expense:
Compensation and benefits	878	828	833
Net occupancy and equipment expense	253	234	235
Card and processing expense	76	72	85
Other noninterest expense	1,308	1,255	1,242
Income before income taxes	3,494	1,656	277
Applicable income tax expense	733	347	57
Net income	$2,761	1,309	220
Average Balance Sheet Data
Consumer loans, including held for sale	$42,933	43,049	43,072
Commercial loans	2,829	1,727	928
Demand deposits	21,891	23,600	22,932
Interest checking deposits	12,325	15,191	14,633
Savings and money market deposits	42,305	43,054	40,647
Certificates of deposit	8,809	2,543	3,292

Net income was $2.8 billion for the year ended December 31, 2023 compared to $1.3 billion for the year ended December 31, 2022. The increase was primarily driven by increases in net interest income and noninterest income, partially offset by increases in provision for credit losses and noninterest expense.

Net interest income increased $2.1 billion from the year ended December 31, 2022 primarily due to increases in FTP credit rates on deposits as well as increases in yields on and average balances of loans. These positive impacts were partially offset by increases in rates paid on deposits as well as FTP charge rates on loans.

Provision for credit losses increased $164 million from the year ended December 31, 2022 primarily due to increases in net charge-offs on other consumer loans, commercial and industrial loans, indirect secured consumer loans and credit card. Net charge-offs as a percent of average portfolio loans and leases increased to 68 bps for the year ended December 31, 2023 compared to 33 bps for the year ended December 31, 2022.

Noninterest income increased $52 million from the year ended December 31, 2022 primarily driven by increases in mortgage banking net revenue and wealth and asset management revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuation in mortgage banking net revenue. Wealth and asset management revenue increased $12 million from the year ended December 31, 2022 primarily driven by an increase in broker income.

72 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest expense increased $126 million from the year ended December 31, 2022 primarily due to increases in other noninterest expense, compensation and benefits and net occupancy and equipment expense. Other noninterest expense increased $53 million from the year ended December 31, 2022 primarily due to increases in allocated expenses, FDIC insurance and other taxes and marketing expense. The increase in allocated expenses was primarily related to information technology support services. These increases were partially offset by a decrease in loan servicing expenses related to the Bancorp’s sales of certain government-guaranteed residential mortgage loans that were previously in forbearance programs and serviced by a third party. Compensation and benefits increased $50 million from the year ended December 31, 2022 primarily driven by an increase in base compensation, which includes the incremental impact of a business acquired in the second quarter of 2022 and the impact of raising the Bancorp’s minimum wage in the third quarter of 2022. Net occupancy and equipment expense increased $19 million from the year ended December 31, 2022 primarily due to an increase in allocated occupancy costs.

Average consumer loans decreased $116 million from the year ended December 31, 2022 primarily driven by decreases in average residential mortgage loans and average indirect secured consumer loans, partially offset by increases in average other consumer loans and average credit card. Average residential mortgage loans decreased from the year ended December 31, 2022 primarily due to decreases in average residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs and also had lower origination volumes. Average indirect secured consumer loans decreased from the year ended December 31, 2022 primarily driven by paydowns exceeding loan originations and a planned reduction in balances. Average other consumer loans increased from the year ended December 31, 2022 primarily driven by originations of point-of-sale solar energy installation loans. Average credit card increased from the year ended December 31, 2022 primarily due to increases in balance-active customers and average balances per balance-active account. Average commercial loans increased $1.1 billion from the year ended December 31, 2022 primarily driven by increases in average commercial and industrial loans and average commercial mortgage loans as loan originations exceeded payoffs.

Average deposits increased $942 million from the year ended December 31, 2022 primarily driven by an increase in average certificates of deposit, partially offset by decreases in average interest checking deposits, average demand deposits and average savings and money market deposits. Average certificates of deposit increased $6.3 billion from the year ended December 31, 2022 primarily due to higher offering rates. Average interest checking deposits decreased $2.9 billion, average demand deposits decreased $1.7 billion and average savings and money market deposits decreased $749 million from the year ended December 31, 2022 primarily as a result of lower average balances per customer account due to increased consumer spending and balance migration into certificates of deposit. In response to the higher interest rate environment, deposit balances have migrated from noninterest-bearing products to higher interest-bearing products.

Wealth and Asset Management
Wealth and Asset Management provides a full range of wealth management solutions for individuals, companies and not-for-profit organizations, including wealth planning, investment management, banking, insurance, trust and estate services. These offerings include retail brokerage services for individual clients, advisory services for institutional clients including middle market businesses, non-profits, states and municipalities, and wealth management strategies and products for high net worth and ultra-high net worth clients.

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 18: Wealth and Asset Management
For the years ended December 31 ($ in millions)	2023	2022	2021
Income Statement Data
Net interest income	$360	262	88
Provision for (benefit from) credit losses	1	—	(1)
Noninterest income:
Wealth and asset management revenue	549	540	558
Other noninterest income	6	5	12
Noninterest expense:
Compensation and benefits	220	218	205
Other noninterest expense	341	338	335
Income before income taxes	353	251	119
Applicable income tax expense	74	53	25
Net income	$279	198	94
Average Balance Sheet Data
Loans and leases, including held for sale	$4,386	4,413	3,852
Deposits	11,122	12,725	11,480

Net income was $279 million for the year ended December 31, 2023 compared to $198 million for the year ended December 31, 2022. The increase in net income was primarily driven by increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.

73 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net interest income increased $98 million from the year ended December 31, 2022 primarily driven by an increase in FTP credit rates on deposits as well as increases in yields on average loans and leases. These positive impacts were partially offset by increases in rates paid on average deposits as well as an increase in FTP charge rates on loans and leases for the year ended December 31, 2023 compared to the prior year.
Noninterest income increased $10 million from the year ended December 31, 2022 primarily due to an increase in wealth and asset management revenue driven by increases in broker income and private client service fees.

Noninterest expense increased $5 million from the year ended December 31, 2022 due to increases in other noninterest expense and compensation and benefits. Other noninterest expense increased $3 million from the year ended December 31, 2022 primarily as a result of an increase in allocated expenses related to operational support and settlement services. Compensation and benefits increased $2 million from the year ended December 31, 2022 primarily as a result of an increase in base compensation.

Average loans and leases decreased $27 million from the year ended December 31, 2022 primarily driven by decreases in average commercial and industrial loans and average home equity loans as payoffs exceeded loan production, partially offset by an increase in average commercial mortgage loans as a result of higher loan production.

Average deposits decreased $1.6 billion from the year ended December 31, 2022 primarily driven by decreases in average interest checking deposits and average demand deposits as a result of lower average balances per customer account, partially offset by an increase in average savings and money market deposits.

General Corporate and Other
General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains and losses, certain non-core deposit funding, unassigned equity, unallocated provision for credit losses or a benefit from the reduction of the ACL, the payment of preferred stock dividends and certain support activities and other items not attributed to the business segments.

Net interest income on an FTE basis decreased $3.2 billion from the year ended December 31, 2022 primarily driven by increases in FTP credits on deposits allocated to the business segments, increases in interest expense on long-term debt and deposits and decreases in interest income on loans and leases. These negative impacts were partially offset by increases in FTP charges to the business segments on loans and leases as well as increases in interest income on investment securities and other short-term investments. The increases in both FTP credits and FTP charges allocated to the business segments were driven by increases in market interest rates. Under the Bancorp’s internal reporting methodology, the Bancorp insulates the business segments from interest rate risk associated with fixed-rate lending by transferring this risk to General Corporate and Other through the FTP methodology. As a result, the amount of FTP credits on deposits earned by the business segments has increased at a faster pace than the amount of allocated FTP charges on loans and leases. If market interest rates remain at current levels, the FTP charges to the business segments for loans and leases will increase over time as fixed-rate loans mature and are replaced with new originations.

Provision for credit losses decreased $192 million from the year ended December 31, 2022 primarily driven by the impact of allocations to the business segments.

Noninterest income increased $46 million from the year ended December 31, 2022 primarily driven by the recognition of net securities gains compared to net securities losses during the prior year, partially offset by a decrease in income from the TRA associated with Worldpay, Inc.

Noninterest expense increased $184 million from the year ended December 31, 2022 primarily driven by increases in FDIC insurance and other taxes due to the FDIC special assessment, compensation and benefits due to higher non-qualified deferred compensation expense and severance expense and an increase in technology and communications expense, partially offset by the impact of increases in corporate overhead allocations from General Corporate and Other to the other business segments. Refer to the Overview section of MD&A for additional information on the special deposit insurance assessment.

74 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BALANCE SHEET ANALYSIS

Loans and Leases
The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 19 summarizes end of period loans and leases, including loans and leases held for sale, and Table 20 summarizes average total loans and leases, including average loans and leases held for sale.

TABLE 19: Components of Total Loans and Leases (including loans and leases held for sale)
As of December 31 ($ in millions)	2023	2022
Commercial loans and leases:
Commercial and industrial loans	$53,311	57,305
Commercial mortgage loans	11,276	11,020
Commercial construction loans	5,621	5,433
Commercial leases	2,582	2,704
Total commercial loans and leases	$72,790	76,462
Consumer loans:
Residential mortgage loans	17,360	18,562
Home equity	3,916	4,039
Indirect secured consumer loans	14,965	16,552
Credit card	1,865	1,874
Other consumer loans	6,716	4,998
Total consumer loans	$44,822	46,025
Total loans and leases	$117,612	122,487
Total portfolio loans and leases (excluding loans and leases held for sale)	$117,234	121,480

Total loans and leases, including loans and leases held for sale, decreased $4.9 billion, or 4%, from December 31, 2022 driven by decreases in both commercial loans and leases and consumer loans.

Commercial loans and leases decreased $3.7 billion, or 5%, from December 31, 2022 due to decreases in commercial and industrial loans and commercial leases, partially offset by increases in commercial mortgage loans and commercial construction loans. Commercial and industrial loans decreased $4.0 billion, or 7%, from December 31, 2022 primarily as a result of payoffs, decreased revolving line of credit utilization and a planned reduction in balances in the second half of 2023. Commercial leases decreased $122 million, or 5%, from December 31, 2022 primarily as a result of a planned reduction in indirect non-relationship-based lease originations. Commercial mortgage loans increased $256 million, or 2%, from December 31, 2022 as loan originations exceeded payoffs. Commercial construction loans increased $188 million, or 3%, from December 31, 2022 as draws on existing commitments and loan originations exceeded payoffs.

Consumer loans decreased $1.2 billion, or 3%, from December 31, 2022 primarily due to decreases in indirect secured consumer loans, residential mortgage loans and home equity, partially offset by an increase in other consumer loans. Indirect secured consumer loans decreased $1.6 billion, or 10%, from December 31, 2022 primarily driven by paydowns exceeding loan originations and a planned reduction in balances. Residential mortgage loans decreased $1.2 billion, or 6%, from December 31, 2022 primarily due to decreases in residential mortgage loans related to lower origination volumes as well as a decrease in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Home equity decreased $123 million, or 3%, as payoffs exceeded loan originations and new advances. Other consumer loans increased $1.7 billion, or 34%, from December 31, 2022 primarily driven by originations of point-of-sale solar energy installation loans.

75 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 20: Components of Average Loans and Leases (including average loans and leases held for sale)
For the years ended December 31 ($ in millions)	2023	2022
Commercial loans and leases:
Commercial and industrial loans	$57,005	55,618
Commercial mortgage loans	11,262	10,723
Commercial construction loans	5,582	5,458
Commercial leases	2,629	2,828
Total commercial loans and leases	$76,478	74,627
Consumer loans:
Residential mortgage loans	18,002	19,731
Home equity	3,936	3,971
Indirect secured consumer loans	15,944	16,914
Credit card	1,800	1,737
Other consumer loans	6,122	3,581
Total consumer loans	$45,804	45,934
Total average loans and leases	$122,282	120,561
Total average portfolio loans and leases (excluding loans and leases held for sale)	$121,645	118,069

Average loans and leases, including average loans and leases held for sale, increased $1.7 billion, or 1%, from December 31, 2022 driven by an increase in average commercial loans and leases, partially offset by a decrease in average consumer loans.

Average commercial loans and leases increased $1.9 billion, or 2%, from December 31, 2022 due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans, partially offset by a decrease in average commercial leases. Average commercial and industrial loans increased $1.4 billion, or 2%, from December 31, 2022 primarily as a result of higher loan balances in the first half of 2023 driven by production exceeding paydowns, partially offset by a planned reduction in balances in the second half of 2023. Average commercial mortgage loans increased $539 million, or 5%, from December 31, 2022 as loan originations exceeded payoffs. Average commercial construction loans increased $124 million, or 2%, from December 31, 2022 as loan originations exceeded payoffs. Average commercial leases decreased $199 million, or 7%, from December 31, 2022 primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average consumer loans decreased $130 million from December 31, 2022 primarily due to decreases in average residential mortgage loans and average indirect secured consumer loans, partially offset by increases in average other consumer loans and average credit card. Average residential mortgage loans decreased $1.7 billion, or 9%, from December 31, 2022 primarily due to a decrease in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs and also had lower origination volumes. Average indirect secured consumer loans decreased $970 million, or 6%, from December 31, 2022 primarily driven by paydowns exceeding loan originations and a planned reduction in balances. Average other consumer loans increased $2.5 billion, or 71%, from December 31, 2022 primarily driven by originations of point-of-sale solar energy installation loans. Average credit card increased $63 million, or 4%, from December 31, 2022 primarily due to increases in balance-active customers and average balances per balance-active account.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $51.9 billion and $52.2 billion at December 31, 2023 and 2022, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 4.8 at December 31, 2023 compared to 5.4 at December 31, 2022.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading typically when bought and held principally for the purpose of selling them in the near term. At December 31, 2023, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt and other securities at both December 31, 2023 and 2022.

During the years ended December 31, 2023, 2022 and 2021, the Bancorp recognized $5 million, $1 million and $19 million, respectively, of impairment losses on available-for-sale debt and other securities, included in securities gains (losses), net, in the Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions where the Bancorp has determined that it no longer intends to hold the securities until the recovery of their amortized cost bases.

76 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At both December 31, 2023 and 2022, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense during the years ended December 31, 2023, 2022 and 2021 related to available-for-sale debt and other securities in an unrealized loss position.

The following table summarizes the end of period components of investment securities:

TABLE 21: Components of Investment Securities
As of December 31 ($ in millions)	2023	2022
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$4,477	2,683
Obligations of states and political subdivisions securities	2	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	11,564	12,604
Agency commercial mortgage-backed securities	28,945	29,824
Non-agency commercial mortgage-backed securities	4,872	5,235
Asset-backed securities and other debt securities	5,207	6,292
Other securities(a)	722	874
Total available-for-sale debt and other securities	$55,789	57,530
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$—	3
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$2	5
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$647	45
Obligations of states and political subdivisions securities	39	14
Agency residential mortgage-backed securities	6	8
Asset-backed securities and other debt securities	207	347
Total trading debt securities	$899	414
Total equity securities (fair value)	$613	317
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.

In January 2024, the Bancorp transferred $12.6 billion (amortized cost basis) of securities from available-for-sale to held-to-maturity to reflect the Bancorp’s change in intent to hold these securities to maturity in order to reduce potential capital volatility associated with investment security market price fluctuations. AOCI included pretax unrealized losses of $994 million on these securities at the date of transfer. The unrealized losses that existed on the date of transfer will continue to be reported as a component of AOCI and will be amortized into income over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the discount resulting from the transfer recorded at fair value.

On an amortized cost basis, available-for-sale debt and other securities decreased $1.7 billion from December 31, 2022 primarily due to decreases in asset-backed securities and other debt securities, agency residential mortgage-backed securities and agency commercial mortgage-backed securities, partially offset by increases in U.S. Treasury and federal agencies securities. Trading debt securities increased $485 million from December 31, 2022 primarily due to purchases of U.S. Treasury securities during the year ended December 31, 2023 related to the Bancorp’s management of collateral posted for derivative exposures.

On an amortized cost basis, available-for-sale debt and other securities were 28% and 30% of total interest-earning assets at December 31, 2023 and 2022, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.2 years and 6.8 years at December 31, 2023 and 2022, respectively. In addition, at December 31, 2023 and 2022, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.06% and 2.97%, respectively.

Information presented in Table 22 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $5.4 billion and $6.0 billion at December 31, 2023 and 2022, respectively. The fair values of investment securities are impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen.
77 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 22: Characteristics of Available-for-Sale Debt and Other Securities
As of December 31, 2023 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$350	350	0.8	5.46%
Average life after one year through five years	3,901	3,763	2.9	3.62
Average life after five years through ten years	226	223	5.2	3.60
Total	$4,477	4,336	2.9	3.76%
Obligations of states and political subdivisions securities:
Average life within one year	2	2	0.7	—
Total	$2	2	0.7	—%
Agency residential mortgage-backed securities:
Average life within one year	5	5	0.6	2.29
Average life after one year through five years	881	815	3.5	2.84
Average life after five years through ten years	9,682	8,672	8.0	3.00
Average life after ten years	996	790	11.3	2.93
Total	$11,564	10,282	8.0	2.98%
Agency commercial mortgage-backed securities:(a)
Average life within one year	59	57	0.8	2.98
Average life after one year through five years	10,205	9,508	3.6	2.71
Average life after five years through ten years	13,945	12,234	7.4	2.88
Average life after ten years	4,736	3,921	12.0	2.93
Total	$28,945	25,720	6.8	2.83%
Non-agency commercial mortgage-backed securities:
Average life within one year	340	332	0.8	3.30
Average life after one year through five years	2,442	2,323	2.2	3.24
Average life after five years through ten years	2,090	1,790	7.5	2.81
Total	$4,872	4,445	4.3	3.06%
Asset-backed securities and other debt securities:
Average life within one year	634	618	0.7	3.95
Average life after one year through five years	3,488	3,279	3.1	3.74
Average life after five years through ten years	1,048	979	6.1	4.42
Average life after ten years	37	36	13.5	5.23
Total	$5,207	4,912	3.5	3.91%
Other securities	722	722
Total available-for-sale debt and other securities	$55,789	50,419	6.2	3.06%
(a)Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.19% and 0.03% for securities with an average life between 5 and 10 years, average life greater than 10 years and in total, respectively.

Other Short-Term Investments
Other short-term investments have original maturities less than one year and primarily include interest-bearing balances that are funds on deposit at other depository institutions or the FRB. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $22.1 billion at December 31, 2023, an increase of $13.7 billion from December 31, 2022. This increase was primarily attributable to the Bancorp’s decision to increase its liquidity position in response to conditions in the operating environment as of December 31, 2023.

Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 76% and 78% of average total assets for the years ended December 31, 2023 and 2022, respectively.

78 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the end of period components of deposits:

TABLE 23: Components of Deposits
As of December 31 ($ in millions)	2023	2022
Demand	$43,146	53,125
Interest checking	57,257	51,653
Savings	18,215	23,469
Money market	34,374	28,220
Foreign office	162	182
Total transaction deposits	153,154	156,649
CDs $250,000 or less	10,552	3,809
Total core deposits	163,706	160,458
CDs over $250,000(a)	5,206	3,232
Total deposits	$168,912	163,690
(a)Includes $4.4 billion and $3.1 billion of retail brokered certificates of deposit which are fully covered by FDIC insurance as of December 31, 2023 and 2022, respectively.

Core deposits increased $3.2 billion, or 2%, from December 31, 2022 due to an increase in CDs $250,000 or less, partially offset by a decrease in transaction deposits. In response to the higher interest rate environment, deposit balances have migrated from noninterest-bearing products such as demand deposits into higher interest-bearing products such as CDs, money market accounts and interest checking accounts. CDs $250,000 or less increased $6.7 billion from December 31, 2022 primarily due to higher offering rates. Transaction deposits decreased $3.5 billion, or 2%, from December 31, 2022 as decreases in demand deposits and savings deposits were partially offset by increases in money market deposits and interest checking deposits. Demand deposits decreased $10.0 billion, or 19%, from December 31, 2022 primarily as a result of the aforementioned balance migration and lower balances per customer account. Savings deposits decreased $5.3 billion, or 22%, from December 31, 2022 primarily as a result of balance migration into CDs and lower balances per consumer customer account due to increased consumer spending. Money market deposits increased $6.2 billion, or 22%, from December 31, 2022 primarily as a result of higher balances per consumer customer account due to higher offering rates. Interest checking deposits increased $5.6 billion, or 11%, from December 31, 2022 primarily as a result of balance migration from demand deposits and commercial balance growth, partially offset by lower balances per consumer customer account.

CDs over $250,000 increased $2.0 billion, or 61%, from December 31, 2022 primarily due to an increase in retail brokered CDs issued, which are utilized as a short-term funding source.

The following table presents the components of average deposits for the years ended December 31:

TABLE 24: Components of Average Deposits
($ in millions)	2023	2022
Demand	$46,195	60,185
Interest checking	52,378	45,835
Savings	20,872	23,445
Money market	30,943	29,326
Foreign office	158	170
Total transaction deposits	150,546	158,961
CDs $250,000 or less	8,298	2,342
Total core deposits	158,844	161,303
CDs over $250,000(a)	5,332	1,688
Total average deposits	$164,176	162,991
(a)Includes $4.7 billion and $1.5 billion of retail brokered certificates of deposit which are fully covered by FDIC insurance for the years ended December 31, 2023 and 2022, respectively.

On an average basis, core deposits decreased $2.5 billion, or 2%, from December 31, 2022 due to a decrease in average transaction deposits, partially offset by an increase in average CDs $250,000 or less. In response to the higher interest rate environment, average deposit balances have migrated from noninterest-bearing products such as demand deposits into higher interest-bearing products such as interest checking accounts, CDs and money market accounts. Average transaction deposits decreased $8.4 billion, or 5%, from December 31, 2022, primarily driven by decreases in average demand deposits and average savings deposits, partially offset by increases in average interest checking deposits and average money market deposits. Average demand deposits decreased $14.0 billion, or 23%, from December 31, 2022 primarily as a result of the aforementioned balance migration and lower average balances per customer account. Average savings deposits decreased $2.6 billion, or 11%, from December 31, 2022 primarily due to balance migration into CDs and lower average balances per consumer customer account due to increased consumer spending. Average interest checking deposits increased $6.5 billion, or 14%, from December 31, 2022 primarily as a result of balance migration from demand deposits and money market deposits as well as average commercial balance
79 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
growth, partially offset by lower average balances per consumer customer account. Average money market deposits increased $1.6 billion, or 6%, from December 31, 2022 primarily as a result of higher average balances per consumer customer account due to higher offering rates, partially offset by balance migration into interest checking deposits. Average CDs $250,000 or less increased $6.0 billion from December 31, 2022 primarily due to higher offering rates.

Average CDs over $250,000 increased $3.6 billion from December 31, 2022 primarily due to an increase in retail brokered CDs issued.

Contractual maturities
The contractual maturities of CDs as of December 31, 2023 are summarized in the following table:

TABLE 25: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$15,541
13-24 months	150
25-36 months	49
37-48 months	8
49-60 months	7
After 60 months	3
Total CDs	$15,758
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all FDIC requirements are met. All deposits that an account owner has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of December 31, 2023 and 2022, approximately $97.6 billion, or 58%, and $94.1 billion, or 58%, respectively, of the Bancorp’s domestic deposits were estimated to be insured. As of December 31, 2023 and 2022, approximately $71.1 billion and $69.4 billion, respectively, of the Bancorp’s domestic deposits were estimated to be uninsured. At December 31, 2023 and 2022, approximately $3.4 billion and $727 million, respectively, of the Bancorp’s time deposits were estimated to be not fully insured. The estimated uninsured portions of those time deposits were $1.9 billion and $306 million at December 31, 2023 and 2022, respectively. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 14% at both December 31, 2023 and 2022.

The following table summarizes the end of period components of borrowings:

TABLE 26: Components of Borrowings
As of December 31 ($ in millions)	2023	2022
Federal funds purchased	$193	180
Other short-term borrowings	2,861	4,838
Long-term debt	16,380	13,714
Total borrowings	$19,434	18,732

Total borrowings increased $702 million, or 4%, from December 31, 2022 primarily due to an increase in long-term debt partially offset by a decrease in other short-term borrowings. Long-term debt increased $2.7 billion from December 31, 2022 primarily driven by the issuance of senior fixed-rate/floating-rate notes in July of 2023 totaling $1.25 billion and the issuance of asset-backed securities in August of 2023 totaling $1.5 billion related to an automobile loan securitization. Additionally, in September of 2023 the Bancorp obtained $1.5 billion in new FHLB advances that will mature in 2024, utilizing its existing borrowing capacity. These increases were partially offset by the redemptions or maturities of $1.3 billion of notes and $272 million of paydowns associated with loan securitizations during the year ended December 31, 2023. For additional information regarding the long-term debt issuances, refer to Note 17 of the Notes to Consolidated Financial Statements. Other short-term borrowings decreased $2.0 billion from December 31, 2022 primarily due to core deposit growth, including seasonal inflows during the fourth quarter of 2023, and increased long-term debt which reduced the need for short-term funding at period-end. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 16 of the Notes to Consolidated Financial Statements.

80 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the components of average borrowings:

TABLE 27: Components of Average Borrowings
For the years ended December 31 ($ in millions)	2023	2022
Federal funds purchased	$307	381
Other short-term borrowings	5,044	4,544
Long-term debt	14,260	11,893
Total average borrowings	$19,611	16,818

Total average borrowings increased $2.8 billion, or 17%, compared to December 31, 2022 primarily due to increases in average long-term debt and average other short-term borrowings. Average long-term debt increased $2.4 billion compared to December 31, 2022 primarily driven by the aforementioned issuances in 2023 totaling $2.75 billion and the aforementioned $1.5 billion in new FHLB advances the Bancorp obtained in 2023. These increases were partially offset by redemptions or maturities of $1.3 billion of notes and $272 million of paydowns associated with loan securitizations during the year ended December 31, 2023. Average other short-term borrowings increased $500 million compared to December 31, 2022 primarily due to maintaining higher levels of liquidity in response to the conditions in the current operating environment, including regulatory uncertainty. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.
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

Fifth Third’s Enterprise Risk Management Framework, which is approved annually by the Capital Committee, ERMC, RCC and the Board of Directors, includes the following key elements:
•The Bancorp ensures transparency of risk through defined risk policies, governance and a reporting structure that includes the RCC, ERMC and other risk-specific management committees and councils.
•The Bancorp establishes a risk appetite in alignment with its strategic, financial and capital plans at the enterprise level and the line of business level. Risk appetite is defined using quantitative metrics and qualitative measures to ensure prudent risk taking, driving balanced decision making. The Bancorp’s goal is to ensure that aggregate residual risks do not exceed the Bancorp’s risk appetite, and that risks taken are supportive of the Bancorp’s portfolio diversification and profitability objectives. The Board and executive management approve the risk appetite, which is considered in the development of business strategies and forms the basis for enterprise risk management.
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
•Fifth Third’s core values and culture provide the foundation for supporting sound risk management practices by setting expectations for appropriate conduct and accountability across the organization. All employees are expected to conduct themselves in alignment with Fifth Third’s Code of Business Conduct and Ethics, which may be found on www.53.com, while carrying out their responsibilities. Fifth Third’s Management Compliance Committee provides oversight of business conduct policies, programs and strategies, and monitors reporting of potential misconduct, trends or themes across the enterprise. Prudent risk management is a responsibility that is expected from all employees and is a foundational element of Fifth Third’s culture.
•The Bancorp manages eight defined risk types to a prescribed appetite. The risk types are credit risk, liquidity risk, interest rate risk, price risk, legal and regulatory compliance risk, operational risk, reputation risk and strategic risk.
•The Bancorp identifies and monitors existing and potential risks that may impact the company’s risk profile, including emerging risks that create uncertainties and/or would have broad implications if materialized (e.g., global pandemics, climate change, etc.). Enhanced monitoring and action plans are implemented as necessary to proactively mitigate risk.
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

Fifth Third drives accountability for managing risk through its Three Lines of Defense structure:
•The first line of defense is comprised of front-line units (and enterprise-wide functions that support front-line units) that create risk or are involved in risk-taking activities and are accountable for managing risk. These groups are the Bancorp’s primary risk takers and are responsible for implementing effective internal controls and maintaining processes for identifying, assessing, managing, monitoring and reporting on the risks associated with their activities consistent with established risk appetite and limits.
•The second line of defense, or Independent Risk Management, consists of Enterprise and Non-Financial Risk Management, Capital Markets Risk Management, Compliance, Financial Crimes, Model Risk Management, Credit Risk Management and Credit Risk Review. The second line is responsible for developing enterprise frameworks and policies to govern risk-taking activities, providing challenge and oversight of those activities, advising on controlling risk, assessing risks and issues independent of the first line of defense, and providing input on key risk decisions. Risk Management complements the front line’s management of risk-taking activities through its monitoring and reporting responsibilities, including adherence to the Bancorp Risk Appetite. Additionally, the second line of defense is responsible for identifying, assessing, managing, monitoring and reporting on aggregate risks enterprise-wide.
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

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices which are described below. These practices include the use of intentional risk-based limits for single name exposures and counterparty selection criteria designed to reduce or eliminate exposure to borrowers who have higher than average default risk and defined weaknesses in financial performance. The Bancorp carefully designs and monitors underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry, product and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority based on risk and exposure amount, the use of which is closely monitored. Underwriting activities are centrally managed, and Credit Risk Management manages the policy and the authority delegation process directly. The Credit Risk Review function provides independent and objective assessments of the quality of underwriting and documentation, the accuracy of risk ratings and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the ACL is based on quarterly assessments of the estimated losses expected in the loan and lease portfolio. The Bancorp uses these assessments to maintain an adequate ACL and record any necessary charge-offs. Certain loans and leases with probable or observed credit weaknesses receive enhanced monitoring and undergo a periodic review. Refer to Note 6 of the Notes to Consolidated Financial Statements for further information on the Bancorp’s credit rating categories, which are derived from standard regulatory rating definitions. In addition, stress testing is performed on various commercial and consumer portfolios utilizing various models. For certain portfolios, such as real estate and leveraged lending, stress testing is performed at the individual loan level during credit underwriting.

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

For the commercial portfolio segment, the estimated probabilities of default are primarily based on the probability of default ratings assigned under the dual risk rating system and historical observations of how those ratings migrate to a default over time in the context of macroeconomic conditions. For loans with available credit, the estimate of the expected balance at the time of default considers expected utilization rates, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions.

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

83 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
During 2023, economic growth remained resilient as fiscal deficit spending, solid job growth and gains in household wealth supported demand while tighter monetary policy and lower commodity prices led to an easing of inflation. The path to a “soft landing” continued to improve as the easing of inflationary pressures allowed the FOMC to pivot to a more balanced stance where both the inflation and unemployment mandates are equally important. As inflation gradually moves down towards its 2% target, the FOMC focus has shifted to balancing the risk associated with keeping rates too high for too long as it seeks a soft landing for the economy.

It remains to be seen whether inflation can return sustainably to 2% without a period of below-potential growth and a softer labor market. The recent easing in financial conditions has supported growth and employment and the risk remains that inflation is more persistent than expected by the FOMC and financial markets. Heightened geopolitical tensions may also lead to increased economic uncertainty and volatility as well as higher commodity prices, potentially reversing some of the easing seen recently in headline inflation. Against this backdrop, tighter liquidity in the banking sector is limiting the supply of credit in the economy. Over time, these factors may adversely impact business investment, job growth and consumer spending which could lead to a recession.

Loan Modifications to Borrowers Experiencing Financial Difficulty
On January 1, 2023, the Bancorp adopted ASU 2022-02, which eliminated the accounting guidance on TDRs for creditors for all loan modifications to borrowers experiencing financial difficulty occurring on or after January 1, 2023. For further information on the Bancorp’s adoption of ASU 2022-02, refer to Note 1 and Note 6 of the Notes to Consolidated Financial Statements.

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

84 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 28: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	2023			2022
As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$12,558	19,679	4	11,275	17,938	25
Financial services and insurance	9,998	21,022	—	9,927	20,674	—
Manufacturing	9,010	19,101	54	11,024	21,174	88
Business services	5,917	10,339	50	5,971	10,240	4
Healthcare	5,485	7,831	13	5,576	7,838	28
Wholesale trade	5,259	10,414	6	5,538	10,620	4
Accommodation and food	4,326	6,946	25	4,340	7,028	10
Retail trade	3,953	9,847	85	4,495	10,570	9
Communication and information	3,191	6,482	60	3,428	6,944	—
Mining	2,813	5,940	—	3,634	6,811	—
Construction	2,656	6,391	10	2,945	6,265	15
Transportation and warehousing	2,382	4,326	5	2,621	4,664	2
Utilities	1,850	3,493	—	1,862	4,172	—
Entertainment and recreation	1,687	2,964	8	1,729	3,053	67
Other services	1,181	1,680	6	1,088	1,484	9
Agribusiness	300	614	—	456	651	—
Public administration	151	240	—	343	451	1
Individuals	29	77	—	76	117	—
Other	—	—	—	61	62	1
Total	$72,746	137,386	326	76,389	140,756	263
By Loan Size:
Less than $1 million	4%	4	19	4	3	17
$1 million to $5 million	7	6	11	7	6	12
$5 million to $10 million	5	4	5	5	4	17
$10 million to $25 million	14	11	23	14	12	28
$25 million to $50 million	24	23	—	23	22	26
Greater than $50 million	46	52	42	47	53	—
Total	100%	100	100	100	100	100
By State:
California	10%	8	5	9	8	3
Illinois	9	8	5	9	9	30
Texas	9	9	1	9	9	9
Ohio	8	11	6	9	11	8
Florida	7	7	35	7	7	6
New York	7	6	—	6	6	—
Michigan	5	5	3	5	5	5
Georgia	4	4	21	4	4	1
Indiana	3	3	1	3	3	—
Tennessee	3	3	1	3	3	2
North Carolina	3	3	2	3	2	2
South Carolina	2	2	1	2	2	—
Other	30	31	19	31	31	34
Total	100%	100	100	100	100	100

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

TABLE 29: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2023 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$53	258	3,257
Commercial mortgage nonowner-occupied loans	1	29	5,121
Total	$54	287	8,378

TABLE 30: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2022 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$63	533	3,566
Commercial mortgage nonowner-occupied loans	4	65	4,510
Total	$67	598	8,076

The Bancorp views nonowner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 31: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2023 ($ in millions)					For the Year Ended December 31, 2023
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Illinois	$1,524	1,808	—	2	—
Florida	1,242	2,160	—	—	(2)
Ohio	972	1,377	—	—	—
South Carolina	927	1,135	—	—	—
Michigan	778	1,100	—	—	—
California	730	1,189	—	—	—
Texas	696	1,375	—	—	—
New York	490	545	—	—	—
Georgia	441	809	—	—	—
All other states	2,932	4,718	—	1	(1)
Total	$10,732	16,216	—	3	(3)
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.
86 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 32: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2022 ($ in millions)					For the Year Ended December 31, 2022
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Illinois	$1,401	1,695	—	22	—
Florida	1,127	1,864	—	—	—
Ohio	1,061	1,462	—	—	—
South Carolina	739	996	—	—	—
Michigan	837	1,145	—	1	—
California	608	953	—	—	—
Texas	788	1,356	—	—	—
New York	381	550	—	—	—
Georgia	382	920	—	—	—
All other states	2,972	4,808	—	1	3
Total	$10,296	15,749	—	24	3
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

The Bancorp continues to ensure that underwriting standards and guidelines adequately account for the broader economic conditions that the consumer portfolio faces in a rising-rate environment. Guidelines are designed to ensure that the various consumer products fall within the Bancorp’s risk appetite. These guidelines are monitored and adjusted as deemed appropriate in response to the prevailing economic conditions while remaining within the Bancorp’s risk tolerance limits.

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

The Bancorp does not originate residential mortgage loans that permit customers to make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $545 million of ARM loans will have rate resets during the next twelve months. Of these resets, 90% are expected to experience an increase in rate, with an average increase of approximately 1.65%. Underlying characteristics of these borrowers are relatively strong with a weighted-average origination DTI of 35% and weighted-average origination LTV of 72%.

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

87 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 33: Residential Mortgage Portfolio Loans by LTV at Origination
	2023		2022
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 80%	$11,718	62.7%	$12,395	61.9%
LTV > 80%, with mortgage insurance(a)	2,996	95.1	3,092	94.7
LTV > 80%, no mortgage insurance	2,312	91.1	2,141	90.5
Total	$17,026	72.4%	$17,628	71.3%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 34: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2023 ($ in millions)				For the Year Ended December 31, 2023
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Ohio	$512	—	8	—
Illinois	462	1	4	—
Florida	407	—	1	(1)
Michigan	167	—	1	—
Indiana	166	—	2	—
North Carolina	163	—	1	—
Kentucky	123	—	1	—
All other states	312	—	5	—
Total	$2,312	1	23	(1)

TABLE 35: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2022 ($ in millions)				For the Year Ended December 31, 2022
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs
By State:
Ohio	$500	1	9	—
Illinois	430	—	5	—
Florida	347	—	3	—
Michigan	163	—	2	—
Indiana	157	—	2	—
North Carolina	147	—	—	—
Kentucky	112	—	1	—
All other states	285	—	7	—
Total	$2,141	1	29	—

Home equity portfolio
The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 28% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 8% of the balances mature before 2025.

The ACL provides coverage for expected losses in the home equity portfolio. The allowance attributable to the portion of the home equity portfolio that is collectively evaluated is determined on a pooled basis using a probability of default, loss given default and exposure at default model framework to generate expected losses. The expected losses for the home equity portfolio are dependent upon loan delinquency, FICO scores, LTV, loan age and their historical correlation with macroeconomic variables including unemployment and the home price index. The expected losses generated from models are adjusted by certain qualitative adjustment factors to reflect risks associated
88 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
with current conditions and trends. The qualitative factors include adjustments for changes in policies or procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values and geographic concentrations.

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 37 and Table 38. Of the total $3.9 billion of outstanding home equity loans:
•76% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Illinois, Indiana and Kentucky as of December 31, 2023;
•34% are in senior lien positions and 66% are in junior lien positions at December 31, 2023;
•75% of non-delinquent borrowers made at least one payment greater than the minimum payment during the year ended December 31, 2023; and
•The portfolio had a weighted-average refreshed FICO score of 748 at December 31, 2023.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score:

TABLE 36: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	2023		2022
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$109	2%	$122	3%
FICO 660-719	187	5	205	5
FICO ≥ 720	1,052	27	1,262	31
Total senior liens	$1,348	34%	$1,589	39%
Junior Liens:
FICO ≤ 659	218	6	211	5
FICO 660-719	460	12	433	11
FICO ≥ 720	1,890	48	1,806	45
Total junior liens	$2,568	66%	$2,450	61%
Total	$3,916	100%	$4,039	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% LTV (including senior liens, if applicable) present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 37: Home Equity Portfolio Loans Outstanding by LTV at Origination
	2023		2022
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
Senior Liens:
LTV ≤ 80%	$1,194	50.8%	$1,395	52.1%
LTV > 80%	154	88.9	194	88.8
Total senior liens	$1,348	55.4%	$1,589	56.8%
Junior Liens:
LTV ≤ 80%	1,768	64.9	1,628	65.6
LTV > 80%	800	88.7	822	89.2
Total junior liens	$2,568	72.7%	$2,450	74.1%
Total	$3,916	66.7%	$4,039	67.2%

89 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide an analysis of home equity portfolio loans outstanding by state with a LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 38: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2023 ($ in millions)					For the Year Ended December 31, 2023
	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Ohio	$290	808	—	6	—
Illinois	145	346	1	4	(1)
Michigan	140	394	—	2	—
Indiana	96	252	—	2	—
Florida	86	206	—	2	—
Kentucky	81	211	—	1	—
All other states	116	304	—	3	—
Total	$954	2,521	1	20	(1)

TABLE 39: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2022 ($ in millions)					For the Year Ended December 31, 2022
	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Ohio	$315	859	—	8	(1)
Illinois	165	367	1	4	(1)
Michigan	160	432	—	3	(1)
Indiana	99	260	—	2	—
Florida	77	191	—	2	—
Kentucky	84	219	—	1	—
All other states	116	295	—	3	(1)
Total	$1,016	2,623	1	23	(4)

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $11.9 billion of automobile loans and $3.1 billion of indirect motorcycle, powersport, recreational vehicle and marine loans as of December 31, 2023. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination:

TABLE 40: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	2023		2022
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$189	1%	$248	1%
FICO 660-719	3,075	21	3,564	22
FICO ≥ 720	11,701	78	12,740	77
Total	$14,965	100%	$16,552	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

90 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination:

TABLE 41: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	2023		2022
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 100%	$10,976	79.6%	$12,087	79.6%
LTV > 100%	3,989	110.2	4,465	110.5
Total	$14,965	87.7%	$16,552	87.9%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV greater than 100% at origination as of and for the years ended:

TABLE 42: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100% at Origination
($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs
December 31, 2023	$3,989	—	18	40
December 31, 2022	4,465	—	16	23

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both December 31, 2023 and 2022. At December 31, 2023 and 2022, 71% and 72%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Given the variable nature of the credit card portfolio, interest rate increases impact this product and it is regularly monitored to ensure the portfolio remains within the Bancorp’s risk tolerance.

The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination:

TABLE 43: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	2023		2022
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$75	4%	$80	4%
FICO 660-719	503	27	528	28
FICO ≥ 720	1,287	69	1,266	68
Total	$1,865	100%	$1,874	100%

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

The following table provides an analysis of other consumer portfolio loans outstanding by product type:

TABLE 44: Other Consumer Portfolio Loans Outstanding by Product Type
	2023		2022
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Point-of-sale, primarily solar energy installation	$4,537	68%	$2,297	46%
Third-party point-of-sale	825	12	1,262	25
Other secured	892	13	909	18
Unsecured	462	7	530	11
Total	$6,716	100%	$4,998	100%
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

Nonperforming assets were $689 million at December 31, 2023 compared to $539 million at December 31, 2022. Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.59% and 0.44% at December 31, 2023 and 2022, respectively. Nonaccrual loans and leases secured by real estate were 32% of nonaccrual loans and leases as of December 31, 2023 compared to 42% as of December 31, 2022.

Portfolio commercial nonaccrual loans and leases were $326 million at December 31, 2023, an increase of $63 million from December 31, 2022. Portfolio consumer nonaccrual loans were $323 million at December 31, 2023, an increase of $71 million from December 31, 2022. Refer to Table 46 for a rollforward of portfolio nonaccrual loans and leases.

OREO and other repossessed property was $39 million and $24 million at December 31, 2023 and 2022, respectively. The Bancorp recognized $8 million and an immaterial amount in losses on the transfer, sale or write-down of OREO properties during the years ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, approximately $54 million and $34 million, respectively, of interest income would have been recognized if the nonaccrual portfolio loans and leases had been current in accordance with their contractual terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 45: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of December 31 ($ in millions)	2023	2022
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$304	215
Commercial mortgage loans	20	40
Commercial construction loans	1	8
Commercial leases	1	—
Residential mortgage loans	124	124
Home equity	57	67
Indirect secured consumer loans	36	29
Credit card	34	27
Other consumer loans	72	5
Total nonaccrual portfolio loans and leases(a)	649	515
OREO and other repossessed property(c)	39	24
Total nonperforming portfolio loans and leases and OREO	688	539
Nonaccrual loans held for sale	1	—
Total nonperforming assets	$689	539
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$8	11
Commercial leases	—	2
Residential mortgage loans(b)	7	7
Home equity	—	1
Credit card	21	18
Other consumer loans	—	1
Total portfolio loans and leases 90 days past due and still accruing	$36	40
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.59%	0.44
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.55	0.42
ACL as a percent of nonperforming portfolio loans and leases	383	468
ACL as a percent of nonperforming portfolio assets	362	447
(a)Includes $19 and $15 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of December 31, 2023 and 2022, respectively.
(b)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $141 and $212 as of December 31, 2023 and 2022, respectively. The Bancorp recognized losses of $2 for both the years ended December 31, 2023 and 2022 due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)Includes $20 and $10 of branch-related real estate no longer intended to be used for banking purposes as of December 31, 2023 and 2022, respectively.

92 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 46: Rollforward of Portfolio Nonaccrual Loans and Leases
For the year ended December 31, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$263	124	128	515
Transfers to nonaccrual status	452	68	401	921
Transfers to accrual status	(59)	(29)	(85)	(173)
Transfers to held for sale	(10)	—	—	(10)
Loan paydowns/payoffs	(158)	(34)	(65)	(257)
Transfers to OREO	—	(9)	(12)	(21)
Charge-offs	(170)	—	(169)	(339)
Draws/other extensions of credit	8	4	1	13
Balance, end of period	$326	124	199	649

TABLE 47: Rollforward of Portfolio Nonaccrual Loans and Leases
For the year ended December 31, 2022 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$337	33	128	498
Transfers to nonaccrual status	262	146	154	562
Transfers to accrual status	(7)	(28)	(65)	(100)
Transfers to held for sale	(23)	—	—	(23)
Loan paydowns/payoffs	(180)	(23)	(52)	(255)
Transfers to OREO	—	(6)	—	(6)
Charge-offs	(131)	(1)	(37)	(169)
Draws/other extensions of credit	5	3	—	8
Balance, end of period	$263	124	128	515

Analysis of Net Loan Charge-offs
Net charge-offs were 32 bps and 19 bps of average portfolio loans and leases for the years ended December 31, 2023 and 2022, respectively. Table 48 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 20 bps during the year ended December 31, 2023, compared to 13 bps during 2022 primarily due to an increase in net charge-offs on commercial and industrial loans of $59 million.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans increased to 52 bps during the year ended December 31, 2023, compared to 29 bps during 2022 primarily due to increases in net charge-offs on other consumer loans, indirect secured consumer loans and credit card of $56 million, $36 million and $12 million, respectively.
93 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 48: Summary of Credit Loss Experience
For the years ended December 31 ($ in millions)	2023	2022	2021
Losses charged-off:
Commercial and industrial loans	$(168)	(121)	(103)
Commercial mortgage loans	(1)	—	(13)
Commercial construction loans	(1)	(3)	—
Commercial leases	—	(7)	(3)
Residential mortgage loans	(4)	(3)	(3)
Home equity	(8)	(9)	(7)
Indirect secured consumer loans	(110)	(68)	(51)
Credit card	(82)	(68)	(91)
Other consumer loans(a)	(148)	(83)	(73)
Total losses charged-off	$(522)	(362)	(344)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$13	25	43
Commercial mortgage loans	3	1	5
Commercial construction loans	—	1	—
Commercial leases	1	3	4
Residential mortgage loans	4	5	7
Home equity	7	11	11
Indirect secured consumer loans	38	32	37
Credit card	18	16	21
Other consumer loans(a)	50	41	42
Total recoveries of losses previously charged-off	$134	135	170
Net losses charged-off:
Commercial and industrial loans	$(155)	(96)	(60)
Commercial mortgage loans	2	1	(8)
Commercial construction loans	(1)	(2)	—
Commercial leases	1	(4)	1
Residential mortgage loans	—	2	4
Home equity	(1)	2	4
Indirect secured consumer loans	(72)	(36)	(14)
Credit card	(64)	(52)	(70)
Other consumer loans	(98)	(42)	(31)
Total net losses charged-off	$(388)	(227)	(174)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.27%	0.17	0.12
Commercial mortgage loans	(0.02)	(0.01)	0.08
Commercial construction loans	0.02	0.04	—
Commercial leases	(0.04)	0.13	(0.02)
Total commercial loans and leases	0.20%	0.13	0.10
Residential mortgage loans	—	(0.01)	(0.03)
Home equity	0.03	(0.05)	(0.09)
Indirect secured consumer loans	0.45	0.21	0.09
Credit card	3.55	2.98	3.93
Other consumer loans	1.63	1.15	1.06
Total consumer loans	0.52%	0.29	0.26
Total net losses charged-off as a percent of average portfolio loans and leases	0.32%	0.19	0.16
(a)For the years ended December 31, 2023, 2022 and 2021, the Bancorp recorded $35, $32 and $33, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

At both December 31, 2023 and 2022, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger near-term growth outlook while the less favorable outlook (Downside) depicted a moderate recession.

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

December 31, 2023 ACL
The ACL as of December 31, 2023 was impacted by lower portfolio loan and lease balances, primarily concentrated in the commercial portfolio segment, and a shift in product mix from lower rate products to higher rate products compared to December 31, 2022. As a result of these factors, the Bancorp incorporated a combination of quantitative model-based estimates and qualitative adjustments. As of December 31, 2023, the Bancorp’s economic scenarios included estimates of the expected impacts of the changes in economic conditions caused by high interest rate pressures and the ongoing Russia-Ukraine conflict. At December 31, 2023, the Bancorp assigned an 80% probability weighting to the Baseline scenario and 10% to each of the Upside and Downside scenarios.

The Baseline scenario assumed average annualized real GDP growth of 1.7% in both 2024 and 2025 and increasing to an average of 2.2% in 2026. The Baseline scenario also assumed an average unemployment rate of 4.0% in the forecast for 2024, 4.1% in 2025 and 4.0% in 2026. Relative to the target federal funds rate, the Baseline scenario assumed that it has reached its terminal range with cuts beginning in 2024. The average federal funds rate assumed was 5.1% in 2024 then decreasing to 4.2% and 3.2% in 2025 and 2026, respectively. Lastly, the Baseline scenario included a moderately cautious outlook for corporate profits with the average percentage year-over-year change increasing to 1.6% in 2024, followed by some contraction at (1.4%) in 2025 and a subsequent recovery to 2.9% in 2026. The Upside scenario assumed that, on an average annual basis, the change in real GDP would be 3.2% in 2024, decreasing to an average of 2.7% and 2.4% in 2025 and 2026, respectively. The Upside scenario assumed a slightly better unemployment rate forecast at an annual average of 3.1%, 3.3% and 3.4% in
95 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2024, 2025 and 2026, respectively. In the Upside scenario, the forecast for the federal funds rate was generally consistent with the Baseline scenario. The Upside scenario assumed a notable improvement in corporate profits for 2024 at an average percentage change from 2023 of 4.6%, contracting to an average of 1.9% in 2025 and recovering to an average of 2.7% in 2026. The Downside scenario assumed that the U.S. economy falls into a recession in the first quarter of 2024. The Downside scenario assumed average annualized real GDP growth for 2024 at (0.9%), improving to an average of 0.3% in 2025 and further recovering to an average of 2.8% in 2026. The Downside scenario unemployment rate peaks at an average of 7.7% in the first quarter of 2025 and decreases to an average of 6.1% in 2026. In the Downside scenario, the forecast for the federal funds rate included more favorable assumptions than the Baseline at an average target rate of 4.4% in 2024, rapidly decreasing to an average target rate of 1.8% and 1.3% in 2025 and 2026, respectively. Lastly, the Downside scenario assumed a significant decrease in corporate profits at an average percentage change from a year ago of (20.0%) for 2024, followed by another contraction at a rate of (2.7%) in 2025 and recovering to an average of 9.5% in 2026.

The Bancorp’s quantitative credit loss models are sensitive to changes in economic forecast assumptions over the reasonable and supportable forecast period. Applying a 100% probability weighting to the Downside scenario rather than using the probability-weighted three scenario approach would result in an increase in the quantitative ACL of approximately $2.1 billion. This sensitivity calculation only reflects the impact of changing the probability weighting of the scenarios in the quantitative credit loss models and excludes any additional considerations associated with the qualitative component of the ACL that might be warranted if probability weights were adjusted.

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 49: Changes in Allowance for Credit Losses
For the years ended December 31 ($ in millions)	2023	2022	2021
ALLL:
Balance, beginning of period	$2,194	1,892	2,453
Impact of adoption of ASU 2022-02(b)	(49)	—	—
Losses charged-off(a)	(522)	(362)	(344)
Recoveries of losses previously charged-off(a)	134	135	170
Provision for (benefit from) loan and lease losses	565	529	(387)
Balance, end of period	$2,322	2,194	1,892
Reserve for unfunded commitments:
Balance, beginning of period	$216	182	172
(Benefit from) provision for the reserve for unfunded commitments	(50)	34	10
Balance, end of period	$166	216	182
(a)For the years ended December 31, 2023, 2022 and 2021, the Bancorp recorded $35, $32 and $33, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.
(b)Refer to Note 1 of the Notes to Consolidated Financial Statements for further information.

96 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 50: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of December 31 ($ in millions)	2023	2022
Attributed ALLL:
Commercial and industrial loans	$767	776
Commercial mortgage loans	284	246
Commercial construction loans	66	90
Commercial leases	13	15
Residential mortgage loans	145	245
Home equity	102	133
Indirect secured consumer loans	271	187
Credit card	227	254
Other consumer loans	447	248
Total ALLL	$2,322	2,194
Portfolio loans and leases:
Commercial and industrial loans	$53,270	57,232
Commercial mortgage loans	11,276	11,020
Commercial construction loans	5,621	5,433
Commercial leases	2,579	2,704
Residential mortgage loans(a)	17,026	17,628
Home equity	3,916	4,039
Indirect secured consumer loans	14,965	16,552
Credit card	1,865	1,874
Other consumer loans	6,716	4,998
Total portfolio loans and leases	$117,234	121,480
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.44%	1.36
Commercial mortgage loans	2.52	2.23
Commercial construction loans	1.17	1.66
Commercial leases	0.50	0.55
Residential mortgage loans	0.85	1.39
Home equity	2.60	3.29
Indirect secured consumer loans	1.81	1.13
Credit card	12.17	13.55
Other consumer loans	6.66	4.96
Total ALLL as a percent of portfolio loans and leases	1.98%	1.81
Total ACL as a percent of portfolio loans and leases	2.12	1.98
(a) Includes $116 and $123 of residential mortgage loans measured at fair value at December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel ramped increases and decreases in interest rates. Policy limits are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over twelve months. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve, and employs policy limits and/or key risk indicators to monitor and manage exposures under these types of scenarios. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates.

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

98 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp’s interest-bearing deposit rates will change for a given change in short-term market rates. The Bancorp utilizes dynamic deposit beta models to adjust assumed repricing sensitivity depending on market rate levels. The dynamic beta models were developed utilizing the Bancorp’s performance during prior interest rate cycles. Since the beginning of the current tightening cycle, the Bancorp’s actual cumulative interest-bearing deposit beta through December 31, 2023 was slightly above 50% as repricing has been similar to what was experienced in prior interest rate cycles. Using the dynamic beta models, the Bancorp’s NII sensitivity modeling assumes weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of 78% for both a 100 bps and 200 bps increase in rates. In the event of rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped parallel scenarios of 68% and 67% for a 100 bps and 200 bps decrease in rates, respectively. In falling-rate scenarios, deposit rate floors are utilized to ensure modeled deposit rates will not become negative. NII simulation modeling assumes no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles. In addition, modeled and forecasted deposit migration from low-beta deposit products to more rate-sensitive deposit products results in an additional beta of 5%-15% in the rising-rate scenarios, and a reduction in beta of 5%-10% in the falling-rate scenarios in the Bancorp’s baseline NII sensitivity profile. Future actual performance will be dependent on market conditions, the level of competition for deposits and the magnitude of continued interest rate increases. The Bancorp provides sensitivity analysis in Tables 52 and 53 for key assumptions related to its deposit modeling, including beta and demand deposit balance performance.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of December 31:

TABLE 51: Estimated NII Sensitivity Profile and ALCO Policy Limits
	2023				2022
	% Change in NII (FTE)		ALCO Policy Limit		% Change in NII (FTE)		ALCO Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(2.55)%	(4.89)	(5.00)	(6.00)	(2.93)%	(3.17)	(4.00)	(6.00)
+100 Ramp over 12 months	(1.26)	(2.30)	N/A	N/A	(1.31)	(1.14)	N/A	N/A
-100 Ramp over 12 months	0.28	0.32	N/A	N/A	N/A	N/A	N/A	N/A
-200 Ramp over 12 months	0.17	(0.19)	(5.00)	(6.00)	(0.68)	(4.69)	(8.00)	(12.00)

Table 51 presents the change in estimated net interest income for 12 month and 13-24 month horizons for alternative interest rate scenarios relative to the net interest income projection for a static rate scenario for those same time horizons. As previously mentioned, these numbers do not represent a forecast, but are instead risk measures that are monitored to evaluate the consolidated interest rate risk position of the Bancorp. At December 31, 2023, the Bancorp’s NII sensitivity in the rising-rate scenarios is negative in years one and two as interest expense is expected to increase more than interest income due to deposit repricing and balance migration estimates given the high interest rate environment. The Bancorp’s NII simulation projects an increase in NII in year one and a decrease in NII in year two under the parallel 200 bps ramp decrease in interest rates. The NII increase in year one is driven by deposits repricing faster than earning assets. However, in year two, some deposits have reached their floors but assets continue to reprice down generating less NII. The changes in the estimated NII sensitivity profile compared to December 31, 2022 were primarily attributable to higher market interest rates driving higher expected betas combined with a shift in deposit mix to higher-beta products.

Tables 52 and 53 provide the sensitivity of the Bancorp’s estimated NII profile at December 31, 2023 to changes to certain deposit balance and deposit repricing sensitivity (beta) assumptions.

99 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of December 31, 2023:

TABLE 52: Estimated NII Sensitivity Profile at December 31, 2023 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(3.64)%	(6.02)	(1.45)	(3.77)
+100 Ramp over 12 months	(2.26)	(3.28)	(0.26)	(1.33)
-100 Ramp over 12 months	(0.53)	(0.36)	1.10	0.99
-200 Ramp over 12 months	(0.56)	(0.71)	0.90	0.33

The following table includes the Bancorp’s estimated NII sensitivity profile with a 10% increase and a 10% decrease to the corresponding deposit beta assumptions as of December 31, 2023:

TABLE 53: Estimated NII Sensitivity Profile at December 31, 2023 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 10% Higher(a)		Betas 10% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(4.14)%	(7.77)	(0.96)	(2.02)
+100 Ramp over 12 months	(2.05)	(3.73)	(0.47)	(0.88)
-100 Ramp over 12 months	0.97	1.52	(0.40)	(0.89)
-200 Ramp over 12 months	1.52	2.17	(1.18)	(2.55)
(a)Applies a +/- 10% multiple on assumed betas.

Economic Value of Equity Sensitivity
The Bancorp also uses EVE as a measurement tool to govern and manage its interest rate risk exposure. The exposure is governed by a risk framework that uses policy limits for scenarios assuming an instantaneous 200 bps increase and a 200 bps decrease in interest rates. The Bancorp routinely analyzes exposures to other interest rate scenarios and employs policy limits and/or key risk indicators to monitor and manage exposures. Whereas the NII sensitivity analysis highlights the impact on forecasted NII on an FTE basis (non-GAAP) over one- and two-year time horizons, EVE is a point-in-time analysis of the economic sensitivity of current balance sheet and off-balance sheet positions that incorporates all cash flows over their estimated remaining lives. The EVE of the balance sheet is defined as the discounted present value of all asset and net derivative cash flows less the discounted value of all liability cash flows. Due to this longer horizon, the sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate any assumptions related to continued production or renewal activities used in the NII sensitivity analysis. As with the NII simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of indeterminate-lived deposits.

The following table shows the Bancorp’s estimated EVE sensitivity profile as of December 31:

TABLE 54: Estimated EVE Sensitivity Profile
	2023		2022
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(3.68)%	(12.00)	(7.53)	(12.00)
+100 Shock	(1.49)	N/A	(2.72)	N/A
-100 Shock	0.65	N/A	N/A	N/A
-200 Shock	(1.67)	(12.00)	1.24	(12.00)
The EVE sensitivity is negative in both a +200 bps rising-rate scenario and a -200 bps falling-rate scenario at December 31, 2023. The changes in the estimated EVE sensitivity profile from December 31, 2022 were primarily related to higher modeled dynamic betas in both rising and falling rate scenarios, which was largely offset by the shortening of the investment portfolio duration and increased levels of cash and other short-term investments.

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

Tables 55 and 56 show all swap and floor positions that are utilized for purposes of managing the Bancorp’s exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index, to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as the Bancorp adjusts its broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, refer to Note 14 of the Notes to Consolidated Financial Statements.

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 55: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2023 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(9)	4.4	3.02%	SOFR
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	6,000	5	7.8	3.11	SOFR
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	—	8.1	3.50	SOFR
Interest rate swaps related to long-term debt – fair value – receive-fixed	5,955	(32)	4.9	5.18	SOFR
Total interest rate swaps	$23,955	(36)
Interest rate floors related to C&I loans– cash flow – receive-fixed	$3,000	1	1.0	2.25	SOFR
(a)Forward starting swaps will become effective on various dates between June 2024 and February 2025.

TABLE 56: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2022 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(76)	1.0	3.02%	1 ML
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	11,000	22	8.3	3.05	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	(25)	2.1	0.99	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	5	9.1	3.50	1 ML
Interest rate swaps related to long-term debt – fair value – receive-fixed	5,955	(69)	5.9	5.18	1 ML / 3 ML / SOFR
Total interest rate swaps	$32,955	(143)
Interest rate floors related to C&I loans – cash flow – receive-fixed	$3,000	4	2.0	2.25	1 ML
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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases, excluding interest receivable, disaggregated by scheduled principal repayment, as of December 31, 2023:

TABLE 57: Cash Flows from Portfolio Loans and Leases
($ in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Commercial and industrial loans	$11,492	39,142	2,634	2	53,270
Commercial mortgage loans	3,185	6,805	1,211	75	11,276
Commercial construction loans	1,791	3,507	308	15	5,621
Commercial leases	610	1,611	279	79	2,579
Total commercial loans and leases	17,078	51,065	4,432	171	72,746
Residential mortgage loans	756	2,992	6,671	6,607	17,026
Home equity	140	786	402	2,588	3,916
Indirect secured consumer loans	3,160	8,933	2,338	534	14,965
Credit card	1,865	—	—	—	1,865
Other consumer loans	1,504	2,784	2,106	322	6,716
Total consumer loans	7,425	15,495	11,517	10,051	44,488
Total portfolio loans and leases	$24,503	66,560	15,949	10,222	117,234

The following table displays a summary of cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of December 31, 2023:

TABLE 58: Cash Flows from Portfolio Loans and Leases Occurring After One Year
	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$5,105	36,673
Commercial mortgage loans	1,804	6,287
Commercial construction loans	148	3,682
Commercial leases	1,969	—
Total commercial loans and leases	9,026	46,642
Residential mortgage loans	13,102	3,168
Home equity	242	3,534
Indirect secured consumer loans	11,795	10
Other consumer loans	4,937	275
Total consumer loans	30,076	6,987
Total portfolio loans and leases	$39,102	53,629

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.7 billion at both December 31, 2023 and 2022. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost
102 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 13 of the Notes to Consolidated Financial Statements for more information on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at both December 31, 2023 and 2022 was $1.0 billion. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and potential future exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.
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

Table 57 of the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A presents information about the timing of cash flows from loan and lease repayments. Of the $50.4 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at December 31, 2023, $4.9 billion in principal and interest is expected to be received in the next 12 months and an additional $7.7 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to pledge, sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans and other consumer loans (including point-of-sale solar energy installation loans) are also capable of being securitized or sold. The Bancorp sold or securitized loans and leases totaling $7.1 billion during the year ended December 31, 2023 compared to $13.5 billion during the year ended December 31, 2022. For further information, refer to Note 13 of the Notes to Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 85% and 87% of its average total assets for the years ended December 31, 2023 and 2022, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2023, the Board of Directors authorized $10.0 billion of debt or other securities for issuance, of which $8.75 billion of debt or other securities were available for issuance as of December 31, 2023. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. The Bancorp issued and sold fixed-rate/floating-rate senior notes of $1.25 billion in July of 2023 as further discussed in Note 17 of the Notes to Consolidated Financial Statements.

104 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of December 31, 2023, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $20.9 billion was available for issuance. Additionally, at December 31, 2023, the Bank had approximately $60.2 billion of borrowing capacity available through secured borrowing sources, including the FRB and the FHLB.

In a securitization transaction that occurred in August of 2023, the Bancorp transferred $1.74 billion in aggregate automobile loans to a bankruptcy remote trust which subsequently issued approximately $1.58 billion of asset-backed notes, of which approximately $79 million were retained by the Bancorp, resulting in approximately $1.5 billion of outstanding notes included in long-term debt in the Consolidated Balance Sheets. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp. Refer to Note 12 and Note 17 of the Notes to Consolidated Financial Statements for additional information.

Current Liquidity Position
The Bancorp maintains a strong liquidity profile driven by strong core deposit funding and over $100 billion in current available liquidity. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for more information regarding the Bancorp’s deposit portfolio characteristics. The Bancorp is managing liquidity prudently in the current environment and maintains a liquidity profile focused on core deposit and stable long-term funding sources, while supplementing with a variety of secured and unsecured wholesale funding sources across the maturity spectrum, which allows for the effective management of concentration and rollover risk. The Bancorp’s investment portfolio remains highly concentrated in liquid and readily marketable instruments and is a significant source of secured borrowing capacity. As part of its liquidity management activities, the Bancorp maintains collateral at its secured funding providers to ensure immediate availability of funding. Additionally, the Bancorp executes periodic test trades to assess the operational processes associated with its secured funding sources.

As of December 31, 2023, the Bancorp (parent company) has sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 33 months.

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

The Bancorp’s and Bank’s credit ratings are summarized in Table 59. The ratings reflect the ratings agency’s view on the Bancorp’s and Bank’s capacity to meet financial commitments.*

*As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 59: Agency Ratings
As of February 27, 2024	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association:	Negative	Stable	Stable	Stable

105 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OPERATIONAL RISK MANAGEMENT
Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, human errors or misconduct or adverse external events that are neither market- nor credit-related. Operational risk is inherent in the Bancorp’s activities and can manifest itself in various ways, including fraudulent acts, business interruptions, inappropriate behavior of employees, unintentional failure to comply with applicable laws and regulations, poor design or delivery of products and services, cybersecurity or physical security incidents and privacy breaches or failure of third parties to perform in accordance with their arrangements. These events could result in financial losses, reputational damage, litigation and regulatory fines or other damage to the Bancorp. The Bancorp’s risk management goal is to keep operational risk at appropriate levels consistent with the Bancorp’s risk appetite, financial strength, the characteristics of its businesses, the markets in which it operates and the competitive and regulatory environment to which it is subject.

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

The Bancorp’s enterprise risk management framework consists of five integrated components, including identifying, assessing, managing, monitoring and independent governance reporting of risk. The corporate Operational Risk Management function within Enterprise Risk is responsible for developing and overseeing the implementation of the Bancorp’s approach to managing operational risk. This includes providing governance, awareness and training, tools, guidance and oversight to support implementation of key risk programs and systems as they relate to operational risk management. These include programs, such as risk and control self-assessments, product delivery risk assessments, scenario analysis, new product/initiative risk reviews, key risk indicators, Third-Party Risk Management, cybersecurity risk management, review of operational losses and monitoring of significant organizational or process changes. The function is also responsible for developing reports that support the proactive management of operational risk across the enterprise. The lines of business and corporate functions are responsible for managing the operational risks associated with their areas in accordance with the enterprise risk management framework. The framework is intended to enable the Bancorp to function with a sound and well-controlled operational environment. These processes support the Bancorp’s goals to minimize future operational losses and strengthen the Bancorp’s performance by maintaining sufficient capital to absorb operational losses that are incurred.

The Bancorp also maintains a robust information security program to support the management of cybersecurity risk within the organization with a focus on prevention, detection and recovery processes. Refer to Part I, Item 1C of this report for more information, which is incorporated herein by reference.

External threats remain elevated which may result in increased fraud and cybersecurity risks. The Bancorp’s strategic initiatives also have the potential to increase operational risk as changes to process and technology are implemented. Other factors such as increased reliance on third parties and increased use of cloud-based technologies as well as the use of emerging technologies such as generative models and artificial intelligence may introduce additional operational risk considerations. These risks continue to be carefully managed and monitored to ensure effective controls are in place, with appropriate oversight and governance by the second line of defense.

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

The Bancorp is aware of and actively monitoring climate-related risks. Climate-related risks could impact the Bancorp in the form of physical risks due to acute or chronic weather-related events that could disrupt the operations of the Bancorp or could impair the ability of clients to meet financial obligations. The Bancorp also faces transition risk resulting from economic transition towards a lower-carbon future which may negatively impact some clients or present credit, strategic or reputational risks to the Bancorp.

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

To mitigate such risks, Compliance Risk Management provides independent oversight to foster consistency and sufficiency in the execution of the program, and ensures that lines of business and support functions are adequately identifying, assessing and monitoring legal and regulatory compliance risks and adopting proper mitigation strategies. Moreover, such strategies are modified from time to time to respond to new or emerging risks in the environment. Compliance Risk Management and the Legal Division provide guidance to the lines of business and enterprise functions, which are ultimately responsible for managing such risks associated with their areas. The Chief Compliance Officer is responsible for formulating and directing the strategy, development, implementation, communication and maintenance of the Compliance Risk Management program, which implements key compliance processes, including but not limited to, executive- and board-level governance and reporting routines, compliance-related policies, risk assessments, key risk indicators, issues tracking, regulatory change management and regulatory compliance testing and monitoring. In partnership with Compliance Risk Management, the Financial Crimes Division conducts and oversees anti-money laundering and economic sanctions processes. Compliance Risk Management also partners with the Community and Economic Development team to oversee the Bancorp’s compliance with the Community Reinvestment Act.

Fifth Third also reports and escalates legal and regulatory compliance risks to senior management and the Board of Directors. The Management Compliance Committee, which is chaired by the Chief Compliance Officer, is the key committee that oversees and supports Fifth Third in the management of compliance risk across the enterprise. The Management Compliance Committee oversees Bancorp-wide compliance issues, industry best practices, legislative developments, regulatory concerns and other leading indicators of legal and regulatory compliance risk. The Management Compliance Committee reports to the ERMC, which reports to the RCC of the Board of Directors of Fifth Third Bancorp and Fifth Third Bank, National Association.

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

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The Bancorp’s modified CECL transition amount began phasing out on January 1, 2022, and will be fully phased out by January 1, 2025. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at December 31, 2023 was an increase in capital of approximately $249 million. On a fully phased-in basis, the Bancorp’s CET1 capital ratio would be reduced by 13 bps as of December 31, 2023.

On July 27, 2023, the U.S. banking agencies released a notice of proposed rulemaking to revise the Basel III Capital Rules, which would modify its existing risk-based capital framework for large banks and introduce a new framework that implements international capital standards. The proposed rulemaking would increase capital requirements applicable to banking organizations with total assets of $100 billion or more, including Fifth Third, and would align the calculation of regulatory capital and the calculation of risk-weighted assets across large banking organizations. As proposed, the rules would be effective for the Bancorp on July 1, 2025 and phased in over a three-year transition period. The Bancorp is in the process of evaluating this proposed rulemaking and assessing its potential impact.

On August 29, 2023, the U.S. banking agencies issued a notice of proposed rulemaking to require that certain banking organizations with $100 billion or more in consolidated assets, including Fifth Third, comply with certain long-term debt requirements at the holding company and insured depository institution levels. These proposed requirements are intended to absorb losses and recapitalize the insured depository institution in the event of the failure of a banking organization. As proposed, the rules would be phased in over a three-year period after their effective date. The Bancorp is in the process of evaluating this proposed rulemaking and assessing its potential impact, which is dependent on the finalization of the aforementioned proposed capital rule.

The following table summarizes the Bancorp’s capital ratios as of December 31:

TABLE 60: Capital Ratios
($ in millions)	2023	2022	2021
Average total Bancorp shareholders’ equity as a percent of average assets	8.49%	9.22	11.06
Tangible equity as a percent of tangible assets(a)(b)	8.65	8.31	7.97
Tangible common equity as a percent of tangible assets(a)(b)	7.67	7.30	6.94
Regulatory capital:(c)
CET1 capital	$16,800	15,670	14,781
Tier 1 capital	18,916	17,786	16,897
Total regulatory capital	22,400	21,606	20,789
Risk-weighted assets	163,223	168,909	154,860
Regulatory capital ratios:(c)
CET1 capital	10.29%	9.28	9.54
Tier 1 risk-based capital	11.59	10.53	10.91
Total risk-based capital	13.72	12.79	13.42
Leverage	8.73	8.56	8.27
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.
(c)Regulatory capital ratios as of December 31, 2023, 2022 and 2021 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

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

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $1.36 and $1.26 during the years ended December 31, 2023 and 2022, respectively.

In June of 2019, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions and to utilize any derivative or similar instrument to effect share repurchase transactions. Under this authorization, the Bancorp entered into and settled accelerated share repurchase transactions during the years ended December 31, 2023 and 2022. Refer to Note 24 of the Notes to Consolidated Financial Statements for additional information on the accelerated share repurchase activity.

The following table summarizes shares authorized for repurchase as part of publicly announced plans or programs:

TABLE 61: Share Repurchases
For the years ended December 31	2023	2022
Shares authorized for repurchase at January 1	37,705,807	40,785,269
Additional authorizations	—	—
Share repurchases(a)	(5,589,996)	(3,079,462)
Shares authorized for repurchase at December 31	32,115,811	37,705,807
Average price paid per share(a)	$35.78	32.47
(a)Excludes 1,649,542 and 1,891,160 shares repurchased during the years ended December 31, 2023 and 2022, respectively, in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is set forth in the Interest Rate and Price Risk Management section of Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Report and is incorporated herein by reference. This information contains certain statements that we believe are forward-looking statements. Refer to page 15 for cautionary information regarding forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
109 Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Fifth Third Bancorp:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bancorp as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Bancorp’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

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

Allowance for Loan and Lease Losses (“ALLL”) — Qualitative Factors - Commercial Loans — Refer to Note 1 and Note 6 of the Notes to Consolidated Financial Statements

Critical Audit Matter Description

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

110 Fifth Third Bancorp

Overall, the collective evaluation process requires significant management judgment when determining the estimation methodology and inputs into the models, as well as in evaluating the reasonableness of the modeled results and the appropriateness of qualitative adjustments.

At December 31, 2023, the key qualitative factors included adjustments to the expected credit losses on the commercial loan portfolio associated with the current economic environment.

The ALLL for the commercial portfolio segment was $1.1 billion at December 31, 2023, which includes adjustments for the qualitative factors noted above.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 27, 2024

We have served as the Company’s auditor since 1970.
111 Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2023	2022
Assets
Cash and due from banks	$3,142	3,466
Other short-term investments(a)	22,082	8,351
Available-for-sale debt and other securities(b)	50,419	51,503
Held-to-maturity securities(c)	2	5
Trading debt securities	899	414
Equity securities	613	317
Loans and leases held for sale(d)	378	1,007
Portfolio loans and leases(a)(e)	117,234	121,480
Allowance for loan and lease losses(a)	(2,322)	(2,194)
Portfolio loans and leases, net	114,912	119,286
Bank premises and equipment(f)	2,349	2,187
Operating lease equipment	459	627
Goodwill	4,919	4,915
Intangible assets	125	169
Servicing rights	1,737	1,746
Other assets(a)	12,538	13,459
Total Assets	$214,574	207,452
Liabilities
Deposits:
Noninterest-bearing deposits	$43,146	53,125
Interest-bearing deposits	125,766	110,565
Total deposits	168,912	163,690
Federal funds purchased	193	180
Other short-term borrowings	2,861	4,838
Accrued taxes, interest and expenses	2,195	1,822
Other liabilities(a)	4,861	5,881
Long-term debt(a)	16,380	13,714
Total Liabilities	$195,402	190,125
Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	2,116	2,116
Capital surplus	3,757	3,684
Retained earnings	22,997	21,689
Accumulated other comprehensive loss	(4,487)	(5,110)
Treasury stock(g)	(7,262)	(7,103)
Total Equity	$19,172	17,327
Total Liabilities and Equity	$214,574	207,452
(a)Includes $55 and $17 of other short-term investments, $1,573 and $185 of portfolio loans and leases, $(28) and $(2) of ALLL, $10 and $2 of other assets, $14 and $9 of other liabilities and $1,409 and $118 of long-term debt from consolidated VIEs that are included in their respective captions above at December 31, 2023 and 2022, respectively. For further information, refer to Note 12.
(b)Amortized cost of $55,789 and $57,530 at December 31, 2023 and 2022, respectively.
(c)Fair value of $2 and $5 at December 31, 2023 and 2022, respectively.
(d)Includes $334 and $600 of residential mortgage loans held for sale measured at fair value at December 31, 2023 and 2022, respectively.
(e)Includes $116 and $123 of residential mortgage loans measured at fair value at December 31, 2023 and 2022, respectively.
(f)Includes $19 and $24 of bank premises and equipment held for sale at both December 31, 2023 and 2022. For further information, refer to Note 7.
(g)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at December 31, 2023 – 681,124,810 (excludes 242,767,771 treasury shares), 2022 – 683,385,880 (excludes 240,506,701 treasury shares).
(h)500,000 shares of no par value preferred stock were authorized at both December 31, 2023 and 2022. There were 422,000 unissued shares of undesignated no par value preferred stock at both December 31, 2023 and 2022. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both December 31, 2023 and 2022. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both December 31, 2023 and 2022. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Consolidated Financial Statements.

112 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except share data)	2023	2022	2021
Interest Income
Interest and fees on loans and leases	$7,334	4,954	4,079
Interest on securities	1,770	1,517	1,090
Interest on other short-term investments	656	116	42
Total interest income	9,760	6,587	5,211
Interest Expense
Interest on deposits	2,929	447	59
Interest on federal funds purchased	15	6	—
Interest on other short-term borrowings	247	108	2
Interest on long-term debt	742	417	380
Total interest expense	3,933	978	441
Net Interest Income	5,827	5,609	4,770
Provision for (benefit from) credit losses	515	563	(377)
Net Interest Income After Provision for (Benefit from) Credit Losses	5,312	5,046	5,147
Noninterest Income
Commercial banking revenue	624	565	637
Wealth and asset management revenue	581	570	586
Service charges on deposits	577	589	600
Card and processing revenue	416	409	402
Mortgage banking net revenue	250	215	270
Leasing business revenue	208	237	300
Other noninterest income	207	265	332
Securities gains (losses), net	18	(82)	(7)
Securities losses, net - non-qualifying hedges on mortgage servicing rights	—	(2)	(2)
Total noninterest income	2,881	2,766	3,118
Noninterest Expense
Compensation and benefits	2,694	2,554	2,626
Technology and communications	464	416	388
Net occupancy expense	331	307	312
Equipment expense	148	145	138
Marketing expense	126	118	107
Leasing business expense	121	131	137
Card and processing expense	84	80	89
Other noninterest expense	1,237	968	951
Total noninterest expense	5,205	4,719	4,748
Income Before Income Taxes	2,988	3,093	3,517
Applicable income tax expense	639	647	747
Net Income	2,349	2,446	2,770
Dividends on preferred stock	137	116	111
Net Income Available to Common Shareholders	$2,212	2,330	2,659
Earnings per share - basic	$3.23	3.38	3.78
Earnings per share - diluted	$3.22	3.35	3.73
Average common shares outstanding - basic	684,172,079	688,633,659	702,188,552
Average common shares outstanding - diluted	687,678,291	694,952,038	711,197,805

Refer to the Notes to Consolidated Financial Statements.
113 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31 ($ in millions)	2023	2022	2021
Net Income	$2,349	2,446	2,770
Other Comprehensive Income (Loss), Net of Tax:
Net unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding gains (losses) arising during the year	494	(5,478)	(1,043)
Reclassification adjustment for net losses (gains) included in net income	1	(2)	3
Net unrealized (losses) gains on cash flow hedge derivatives:
Unrealized holding losses arising during the year	(131)	(774)	(142)
Reclassification adjustment for net losses (gains) included in net income	257	(77)	(223)
Defined benefit pension plans, net:
Net actuarial (loss) gain arising during the year	(1)	9	4
Reclassification of amounts to net periodic benefit costs	3	5	7
Other comprehensive income (loss), net of tax	623	(6,317)	(1,394)
Comprehensive Income (Loss)	$2,972	(3,871)	1,376

Refer to the Notes to Consolidated Financial Statements.
114 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
Balance at December 31, 2020	$2,051	2,116	3,635	18,384	2,601	(5,676)	23,111
Net income				2,770			2,770
Other comprehensive loss, net of tax					(1,394)		(1,394)
Cash dividends declared:
Common stock ($1.14 per share)				(805)			(805)
Preferred stock:(a)
Series H ($1,275.00 per share)				(31)			(31)
Series I ($1,656.24 per share)				(30)			(30)
Series J ($839.62 per share)				(10)			(10)
Series K ($1,237.50 per share)				(12)			(12)
Series L ($1,125.00 per share)				(16)			(16)
Class B, Series A ($60.00 per share)				(12)			(12)
Shares acquired for treasury						(1,393)	(1,393)
Impact of stock transactions under stock compensation plans, net			(11)			44	33
Other				(2)		1	(1)
Balance at December 31, 2021	$2,051	2,116	3,624	20,236	1,207	(7,024)	22,210
Net income				2,446			2,446
Other comprehensive loss, net of tax					(6,317)		(6,317)
Cash dividends declared:
Common stock ($1.26 per share)				(877)			(877)
Preferred stock:(a)
Series H ($1,275.00 per share)				(31)			(31)
Series I ($1,656.24 per share)				(30)			(30)
Series J ($1,249.19 per share)				(15)			(15)
Series K ($1,237.50 per share)				(12)			(12)
Series L ($1,125.00 per share)				(16)			(16)
Class B, Series A ($60.00 per share)				(12)			(12)
Shares acquired for treasury						(100)	(100)
Impact of stock transactions under stock compensation plans, net			60			21	81
Balance at December 31, 2022	$2,051	2,116	3,684	21,689	(5,110)	(7,103)	17,327

115 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2022	$2,051	2,116	3,684	21,689	(5,110)	(7,103)	17,327
Impact of cumulative effect of change in accounting principle(b)				37			37
Balance at January 1, 2023	$2,051	2,116	3,684	21,726	(5,110)	(7,103)	17,364
Net income				2,349			2,349
Other comprehensive income, net of tax					623		623
Cash dividends declared:
Common stock ($1.36 per share)				(941)			(941)
Preferred stock:(a)
Series H ($1,740.35 per share)				(42)			(42)
Series I ($1,656.24 per share)				(30)			(30)
Series J ($2,131.27 per share)				(25)			(25)
Series K ($1,237.50 per share)				(12)			(12)
Series L ($1,125.00 per share)				(16)			(16)
Class B, Series A ($60.00 per share)				(12)			(12)
Shares acquired for treasury						(201)	(201)
Impact of stock transactions under stock compensation plans, net			73			42	115
Balance at December 31, 2023	$2,051	2,116	3,757	22,997	(4,487)	(7,262)	19,172
(a)Refer to Note 24 for further information on dividends declared for preferred stock.
(b)Related to the adoption of ASU 2022-02 as of January 1, 2023. Refer to Note 1 for additional information.

Refer to the Notes to Consolidated Financial Statements.
116 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2023	2022	2021
Operating Activities
Net income	$2,349	2,446	2,770
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) credit losses	515	563	(377)
Depreciation, amortization and accretion	462	436	349
Stock-based compensation expense	169	165	120
Benefit from deferred income taxes	(106)	(60)	(14)
Securities (gains) losses, net	(31)	84	16
MSR fair value adjustment	105	(177)	139
Net gains on sales of loans and fair value adjustments on loans held for sale	(27)	(126)	(335)
Net (gains) losses on disposition and impairment of bank premises and equipment and operating lease equipment	(7)	(1)	10
Gain on sale of HSA deposit portfolio	—	—	(60)
Gain on the TRA associated with Worldpay, Inc.	(22)	(46)	(46)
Proceeds from sales of loans held for sale	4,938	13,123	17,204
Loans originated or purchased for sale, net of repayments	(4,242)	(10,239)	(16,888)
Dividends representing return on equity method investments	46	50	55
Net change in:
Equity and trading debt securities	(128)	70	15
Other assets	326	646	(37)
Accrued taxes, interest and expenses and other liabilities	162	(506)	(217)
Net Cash Provided by Operating Activities	4,509	6,428	2,704
Investing Activities
Proceeds from sales:
AFS securities and other investments	2,813	4,359	3,125
Loans and leases	444	155	718
Bank premises and equipment	7	2	19
Proceeds from repayments / maturities of AFS and HTM securities and other investments	4,235	4,495	6,079
Purchases:
AFS securities, equity method investments and other investments	(6,244)	(29,714)	(11,713)
Bank premises and equipment	(491)	(348)	(309)
MSRs	(25)	(213)	(381)
Proceeds from settlement of BOLI	14	49	24
Proceeds from sales and dividends representing return of equity method investments	69	87	63
Net cash received for divestitures	—	66	—
Net cash paid on acquisitions	—	(917)	(297)
Net cash paid on sale of HSA deposit portfolio	—	—	(431)
Net change in:
Other short-term investments	(13,731)	26,224	(1,172)
Portfolio loans and leases	3,358	(8,992)	(3,721)
Operating lease equipment	63	(124)	28
Net Cash Used in Investing Activities	(9,488)	(4,871)	(7,968)
Financing Activities
Net change in deposits	5,222	(5,994)	10,734
Net change in other short-term borrowings and federal funds purchased	(1,881)	3,757	(193)
Dividends paid on common and preferred stock	(1,060)	(927)	(897)
Proceeds from long-term debt issuances/advances	4,286	4,026	562
Repayment of long-term debt	(1,657)	(1,762)	(3,603)
Repurchases of treasury stock and related forward contract	(200)	(100)	(1,393)
Other	(55)	(85)	(99)
Net Cash Provided by (Used in) Financing Activities	4,655	(1,085)	5,111
(Decrease) Increase in Cash and Due from Banks	(324)	472	(153)
Cash and Due from Banks at Beginning of Period	3,466	2,994	3,147
Cash and Due from Banks at End of Period	$3,142	3,466	2,994
Refer to the Notes to Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash investing and financing activities.

117 Fifth Third Bancorp

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

Updates to Significant Accounting and Reporting Policies
In conjunction with the adoption of ASU 2022-02 on January 1, 2023, the Bancorp has updated its accounting and reporting policies for nonaccrual loans and leases, restructured loans and leases and the ALLL as described below. The accounting and reporting policies for these sections for periods prior to January 1, 2023 are provided in the Significant Accounting and Reporting Policies Applicable Prior to January 1, 2023 section below. Refer to the Accounting and Reporting Developments section for additional information.

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

Available-for-sale debt securities with unrealized losses are reviewed quarterly to determine if the decline in fair value is the result of a credit loss or other factors. An allowance for credit losses is recorded against available-for-sale debt securities to reflect the amount of the unrealized loss attributable to credit; however, this impairment is limited by the amount that the fair value is less than the amortized cost basis. Any remaining unrealized loss is recognized through OCI. Changes in the allowance for credit losses are recognized in earnings.

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
118 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held-to-maturity debt securities are assessed periodically to determine if an allowance is necessary to absorb credit losses expected to occur over the remaining contractual life of the securities. The carrying amount of held-to-maturity debt securities is presented net of the allowance for credit losses when such an allowance is deemed necessary.

Debt securities classified as available-for-sale may be transferred to the held-to-maturity classification if the Bancorp determines that it has the positive intent and ability to hold the securities until their maturity. Upon transfer to held-to-maturity, the transferred securities are reported at amortized cost plus or minus the pre-tax amount of the remaining unrealized gains or losses reported in AOCI at the transfer date. The resulting premium or discount is amortized into income over the remaining life of the securities as an adjustment of yield. Any unrealized gains or losses that exist on the date of transfer continue to be reported as a component of AOCI and are amortized into income over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the premium or discount that was recognized at the transfer date. Any allowance for credit losses that was previously recorded when the securities were classified as available-for-sale is reversed into earnings on the date of transfer. After the transfer to held-to-maturity, the securities would be re-assessed for any necessary allowance for credit losses, as previously discussed.

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
119 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nonaccrual loans and leases
The Bancorp places loans and leases on nonaccrual status when full repayment of principal and interest is not expected, unless the loan or lease is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization/accretion of deferred net direct loan origination fees or costs are discontinued and all previously accrued and unpaid interest is reversed against income. The Bancorp utilizes the following policies to determine when full repayment of principal and interest on a loan or lease is not expected:
•Commercial loans are placed on nonaccrual status when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due. Commercial loans where the principal or interest has been in default for a period of 90 days or more are generally maintained on nonaccrual status unless the loan is fully or partially guaranteed by a government agency or otherwise considered to be well secured and in the process of collection.
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
•Consumer loans subject to a bankruptcy proceeding are placed on nonaccrual status when principal or interest becomes past due 60 days or more.

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
120 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and, thereafter, reported within the Bancorp’s residential mortgage class of portfolio loans and leases. In such cases, if the fair value option was elected, the residential mortgage loans will continue to be measured at fair value, which is based on mortgage-backed securities prices, interest rate risk and an internally developed credit component.

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

121 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Accrued interest receivable on loans is presented in the Consolidated Financial Statements as a component of other assets. When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed. The Bancorp follows established policies for placing loans on nonaccrual status, so uncollectible accrued interest receivable is reversed in a timely manner. As a result, the Bancorp has elected not to measure a reserve for accrued interest receivable as part of its ALLL. However, the Bancorp does record a reserve for the portion of accrued interest receivable that it expects to be uncollectible. Refer to the Portfolio Loans and Leases section of this footnote for additional information.

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

Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million on nonaccrual status are individually evaluated for an ALLL. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan or lease structure (including modifications, if any) and other factors when determining the amount of the ALLL. Other factors may include the borrower’s susceptibility to risks presented by the forecasted macroeconomic environment, the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. When loans and leases are individually evaluated, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan or lease given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for individually evaluated loans and leases that are collateral-dependent are measured based on the fair value of the underlying collateral, less expected costs to sell where applicable. Allowances for individually evaluated loans and leases that are not collateral-dependent are typically measured based on the present value of expected cash flows of the loan or lease, discounted at its effective interest rate. Specific allowances on individually evaluated commercial loans and leases are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

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
122 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
123 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

124 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Financial Instruments and Hedge Accounting
The Bancorp accounts for its derivatives as either assets or liabilities measured at fair value through adjustments to AOCI and/or current earnings, as appropriate. The related cash flows are classified as operating activities in the Consolidated Statements of Cash Flows. On the date the Bancorp enters into a derivative contract, the Bancorp designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument are recorded in AOCI and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in fair values are reported in current period net income.

When entering into a hedge transaction, the Bancorp formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for undertaking the hedge transaction before the end of the quarter in which the transaction is consummated. This process includes linking the derivative instrument designated as a fair value or cash flow hedge to a specific asset or liability on the balance sheet or to specific forecasted transactions and the risk being hedged, along with a formal assessment at the inception of the hedge as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. The Bancorp continues to assess hedge effectiveness on an ongoing basis using either a qualitative or a quantitative assessment (regression analysis). Additionally, the Bancorp may also utilize the shortcut method to evaluate hedge effectiveness for certain qualifying hedges with matched terms that permit the assumption of perfect offset. If the shortcut method is no longer appropriate, the Bancorp would apply the long-haul method identified at inception of the hedging transaction for assessing hedge effectiveness as long as the hedge is highly effective. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued. For fair value hedges, if hedge accounting is discontinued, the cumulative basis adjustments related to the hedged asset or liability are amortized to earnings in the same manner as other components of the carrying amount of that asset or liability. For cash flow hedges, upon discontinuation of hedge accounting, any amounts in AOCI related to that relationship should affect earnings at the same time and in the same manner in which the hedged transaction affects earnings. However, if it becomes probable that the forecasted transaction will not occur, any related amounts in AOCI are reclassified to earnings immediately.

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

125 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
126 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

127 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Other
Securities and other property held in a trust or fiduciary capacity by divisions of the Bancorp’s banking subsidiary are not included in the Consolidated Balance Sheets because such items are not assets of the subsidiaries.

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
128 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Significant Accounting and Reporting Policies Applicable Prior to January 1, 2023
The following paragraphs describe the portions of the Bancorp’s accounting and reporting policies that were applicable prior to January 1, 2023 but were updated in conjunction with the adoption of ASU 2022-02 on January 1, 2023. The following paragraphs do not include the portions of the respective policies that were not affected by the adoption of this new accounting standard. Refer to the Accounting and Reporting Developments section for additional information.

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
129 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Portfolio loans and leases - restructured loans and leases
A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs include concessions granted under reorganization, arrangement or other provisions of the Federal Bankruptcy Act. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or remaining principal amount of the loan, a reduction of accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk.

Upon modification of a loan, the Bancorp measures the expected credit loss as either the difference between the amortized cost of the loan and the fair value of collateral less cost to sell or the difference between the estimated future cash flows expected to be collected on the modified loan, discounted at the original effective yield of the loan, and the carrying value of the loan.

ALLL
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

130 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ACCOUNTING AND REPORTING DEVELOPMENTS
Standards Adopted in 2023
The Bancorp adopted the following new accounting standards effective January 1, 2023:

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

ASU 2022-01 – Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method
In March 2022, the FASB issued ASU 2022-01, which clarified the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and renamed the last-of-layer method the portfolio layer method. Under previous guidance, the last-of-layer method enabled an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets without having to consider prepayment risk or credit risk when measuring those assets. ASU 2022-01 expanded the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. It allows entities to designate multiple layers within a single closed portfolio as individual hedged items. Further, ASU 2022-01 clarified that the fair value basis adjustments should be adjusted at the portfolio level and should not be allocated to individual assets within the portfolio. The Bancorp adopted the amended guidance on January 1, 2023 on a prospective basis, except for the amendments related to fair value basis adjustments that, if applicable, were required to be applied on a modified retrospective basis. The adoption of the amended guidance did not have a material impact on the Bancorp’s Consolidated Financial Statements.

ASU 2022-02 – Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued ASU 2022-02, which eliminated the accounting guidance on troubled debt restructurings for creditors in ASC 310-40, amended the guidance on calculating the allowance for credit losses for restructured financing receivables and requires entities to evaluate all receivable modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or the continuation of an existing loan. The amended guidance added enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amended guidance also requires disclosure of current period gross charge-offs by year of origination within the vintage disclosures required by ASC 326. The Bancorp adopted the amended guidance on January 1, 2023 on a prospective basis, except for the amendments impacting the measurement of the ACL for TDRs and reasonably expected TDRs, which were adopted on a modified retrospective basis. Upon adoption, the Bancorp recorded a decrease to the ACL of $49 million and a cumulative-effect adjustment to retained earnings of $37 million, net of tax. This adjustment was primarily attributable to the removal of the requirement to use a discounted cash flow approach to measure the impact of certain concessions granted as part of a TDR and the removal of the requirement to consider the impacts of reasonably expected TDRs when estimating expected credit losses. The required disclosures are included in Note 6.

ASU 2022-04 – Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, which provides guidance on the disclosure requirements for supplier finance programs. The amendments require that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Bancorp adopted the amended guidance on January 1, 2023 on a retrospective basis, except for the amendments related to disclosure of rollforward information, which were adopted on January 1, 2024 on a prospective basis. The adoption of the amended guidance did not have a material impact on the Bancorp’s Consolidated Financial Statements.

Significant Accounting Standards Issued but Not Yet Adopted
The following significant accounting standards were issued but not yet adopted by the Bancorp as of December 31, 2023:

ASU 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, the FASB issued ASU 2022-03, which clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to contractual sale restrictions, stating that such restrictions are not considered part of the unit of account of the security and therefore are not considered in measuring fair value. The amended guidance also requires disclosure of the fair value of equity securities subject to contractual sale restrictions and certain additional information about those restrictions. The Bancorp adopted the amended guidance on January 1, 2024 on a prospective basis. The adoption did not have a material impact on the Bancorp’s Consolidated Financial Statements.

ASU 2023-02 – Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
In March 2023, the FASB issued ASU 2023-02, which expands the permitted usage of the proportional amortization method to include additional tax credit investment programs beyond qualifying LIHTC structures if certain conditions are met. The amended guidance permits entities to make elections to apply the proportional amortization method on a program-by-program basis for qualifying programs and also
131 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
makes certain amendments to measurement and disclosure guidance. The amended disclosure guidance applies to all investments within programs where the proportional amortization method has been elected, including investments within those programs which do not meet the criteria to permit application of the proportional amortization method. The Bancorp adopted the amended guidance on January 1, 2024 on a modified retrospective basis, except for certain provisions affecting the measurement of existing LIHTC investments which the Bancorp adopted on a prospective basis. Upon adoption, the Bancorp recorded a cumulative-effect adjustment to decrease retained earnings by $10 million, net of tax.

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, which amends the disclosure requirements for reportable segments. The amendments include new requirements to disclose certain significant segment expenses and other items, the title and position of the chief operating decision maker and information about how the reported measures of segment profit or loss are used in assessing segment performance. The amendments also make certain annual disclosure requirements applicable to interim periods and permit the reporting of multiple measures of segment profit or loss if appropriate. The amended guidance is effective for the Bancorp for the year ending December 31, 2024 and subsequent interim reporting periods beginning in 2025, with early adoption permitted. Upon adoption, the amendments will be applied retrospectively to all prior periods presented. The Bancorp is in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, which amends the disclosure requirements for income taxes. The amendments primarily include new requirements to disclose additional information as part of the reconciliation of the effective tax rate to statutory tax rate, provide the amount of income taxes paid, net of refunds received, and income tax expense disaggregated between federal, state and foreign jurisdictions and provide income before income taxes disaggregated between domestic and foreign jurisdictions. The amendments also discontinue certain other disclosure requirements. The amended guidance is effective for the Bancorp on January 1, 2025, with early adoption permitted, and is to be applied prospectively, with retrospective application permitted. The Bancorp is in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.

Reference Rate Reform and LIBOR Transition
In March 2020, the FASB issued ASU 2020-04, which provided optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria were met. The FASB subsequently issued ASU 2021-01 and ASU 2022-06 which amended the original provisions in ASU 2020-04. The provisions of ASU 2020-04 (as amended) became effective for the Bancorp as of March 12, 2020 and are permitted to be applied through December 31, 2024. The Bancorp has utilized the optional expedients and exceptions in accounting for certain eligible contract modifications, existing hedging relationships and new hedging relationships as part of its LIBOR transition activities.

In March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law. The LIBOR Act offered a federal solution for transitioning legacy instruments that lacked sufficient provisions addressing LIBOR’s cessation by outlining a uniform process to govern the transition from LIBOR to a replacement rate. The FRB issued final regulations to carry out the terms of the LIBOR Act, which became effective on February 27, 2023. Under the LIBOR Act and the related regulations, three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% was designated as the replacement reference rate for instruments that previously referenced three-month U.S. dollar LIBOR.

As of December 31, 2023, substantially all contracts have transitioned to alternative reference rates, either under existing contract terms or under the provisions of the LIBOR Act. Additionally, all remaining LIBOR-based exposures, including derivative contracts, loans, preferred stock and long-term debt, will transition to appropriate alternative reference rates at the time of the next repricing event. Refer to Note 17 and Note 24 for additional information about certain exposures which were transitioned to an alternative reference rate.

132 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the years ended December 31:

($ in millions)	2023	2022	2021
Cash Payments:
Interest	$3,776	869	465
Income taxes	655	272	607

Transfers:
Portfolio loans and leases to loans and leases held for sale(a)	$513	105	447
Loans and leases held for sale to portfolio loans and leases	6	409	49
Portfolio loans and leases to OREO	12	8	8
Bank premises and equipment to OREO	30	24	21

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$72	152	66
Net (reductions) additions to lease liabilities under finance leases	(6)	27	35
(a)Includes $167 for the year ended December 31, 2021 of residential mortgage loans previously sold to GNMA which the Bancorp was initially deemed to have regained effective control over under ASC Topic 860 and which were recorded as portfolio loans. The Bancorp subsequently repurchased these loans and classified them as held for sale.

3. Restrictions on Dividends and Capital Actions

Restrictions on Cash Dividends
The principal source of income and funds for the Bancorp (parent company) are dividends from its subsidiaries. The dividends paid by the Bancorp’s banking subsidiary are subject to regulations and limitations prescribed by state and federal supervisory agencies. The Bancorp’s indirect banking subsidiary paid the Bancorp’s direct nonbank subsidiary holding company, which in turn paid the Bancorp, $1.8 billion in dividends during the year ended December 31, 2023 and did not pay dividends during the year ended December 31, 2022. The Bancorp’s nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year.

Capital Actions
The Bancorp is subject to restrictions on its capital actions, primarily as a result of supervisory policies set by the FRB. The Bancorp is required to develop and maintain a capital plan that governs its capacity to pay dividends and execute share repurchases and this plan is required to be submitted to the FRB periodically. As part of its capital plan, the Bancorp increased its quarterly common stock dividend to $0.35 per share in the third quarter of 2023. Additionally, the Bancorp entered into and settled an accelerated share repurchase transaction during the year ended December 31, 2023. For more information related to this transaction, refer to Note 24.

133 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investment Securities
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of December 31:

	2023
($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$4,477	1	(142)	4,336
Obligations of states and political subdivisions securities	2	—	—	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	11,564	—	(1,282)	10,282
Agency commercial mortgage-backed securities	28,945	5	(3,230)	25,720
Non-agency commercial mortgage-backed securities	4,872	—	(427)	4,445
Asset-backed securities and other debt securities	5,207	3	(298)	4,912
Other securities(a)	722	—	—	722
Total available-for-sale debt and other securities	$55,789	9	(5,379)	50,419
Held-to-maturity securities:
Asset-backed securities and other debt securities	$2	—	—	2
Total held-to-maturity securities	$2	—	—	2
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $224, $496 and $2, respectively, at December 31, 2023, that are carried at cost.

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

The following table provides the fair value of trading debt securities and equity securities as of December 31:

($ in millions)	2023	2022
Trading debt securities	$899	414
Equity securities	613	317

The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $146 million and $131 million at December 31, 2023 and 2022, respectively, which is presented as a component of other assets in the Consolidated Balance Sheets.

The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. As part of managing interest rate risk, the Bancorp acquires securities as a component of its MSR non-qualifying hedging strategy, with net gains or losses recorded in securities losses, net – non-qualifying hedges on mortgage servicing rights in the Consolidated Statements of Income.

134 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of net securities gains and losses recognized in the Consolidated Statements of Income, including those recognized related to the Bancorp’s non-qualifying hedging strategy for MSRs, for the years ended December 31:

($ in millions)	2023	2022	2021
Available-for-sale debt and other securities:
Realized gains	$34	16	34
Realized losses	(30)	(13)	(19)
Impairment losses	(5)	(1)	(19)
Net realized (losses) gains on available-for-sale debt and other securities	$(1)	2	(4)
Trading debt securities:
Net realized losses	—	(2)	(2)
Net unrealized gains (losses)	3	11	(3)
Net trading debt securities gains (losses)	$3	9	(5)
Equity securities:
Net realized gains	5	1	7
Net unrealized gains (losses)	11	(96)	(7)
Net equity securities gains (losses)	$16	(95)	—
Total gains (losses) recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$18	(84)	(9)
(a)Excludes $13 of net securities gains for the year ended December 31, 2023 and an immaterial amount and $7 of net securities losses for the years ended December 31, 2022 and 2021, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These gains (losses) are included in commercial banking revenue and wealth and asset management revenue in the Consolidated Statements of Income.

The Bancorp recognized impairment losses on available-for-sale debt and other securities of $5 million, $1 million and $19 million during the years ended December 31, 2023, 2022 and 2021, respectively. These losses related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

At both December 31, 2023 and 2022, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during the years ended December 31, 2023, 2022 and 2021.

At December 31, 2023 and 2022, investment securities with a fair value of $25.2 billion and $11.0 billion, respectively, were pledged to secure borrowing capacity, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of December 31, 2023 are shown in the following table:

	Available-for-Sale Debt and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$756	746	—	—
Due after 1 year through 5 years	18,493	17,429	—	—
Due after 5 years through 10 years	26,194	23,165	—	—
Due after 10 years	9,624	8,357	2	2
Other securities	722	722	—	—
Total	$55,789	50,419	2	2
(a)Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

135 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2023
U.S. Treasury and federal agencies securities	$1,989	(3)	2,157	(139)	4,146	(142)
Agency residential mortgage-backed securities	81	(2)	10,200	(1,280)	10,281	(1,282)
Agency commercial mortgage-backed securities	5,439	(556)	19,957	(2,674)	25,396	(3,230)
Non-agency commercial mortgage-backed securities	141	(2)	4,284	(425)	4,425	(427)
Asset-backed securities and other debt securities	340	(17)	4,184	(281)	4,524	(298)
Total	$7,990	(580)	40,782	(4,799)	48,772	(5,379)
2022
U.S. Treasury and federal agencies securities	$2,400	(188)	—	—	2,400	(188)
Obligations of states and political subdivisions securities	—	—	1	—	1	—
Agency residential mortgage-backed securities	10,078	(1,170)	938	(202)	11,016	(1,372)
Agency commercial mortgage-backed securities	22,083	(2,487)	3,697	(1,026)	25,780	(3,513)
Non-agency commercial mortgage-backed securities	3,621	(272)	1,059	(248)	4,680	(520)
Asset-backed securities and other debt securities	3,164	(178)	2,495	(275)	5,659	(453)
Total	$41,346	(4,295)	8,190	(1,751)	49,536	(6,046)

At December 31, 2023 and 2022, $45 million and $42 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

In January 2024, the Bancorp transferred $12.6 billion (amortized cost basis) of securities from available-for-sale to held-to-maturity to reflect the Bancorp’s change in intent to hold these securities to maturity in order to reduce potential capital volatility associated with investment security market price fluctuations. AOCI included pretax unrealized losses of $994 million on these securities at the date of transfer. The unrealized losses that existed on the date of transfer will continue to be reported as a component of AOCI and will be amortized into income over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the discount resulting from the transfer recorded at fair value.

136 Fifth Third Bancorp

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of December 31:

($ in millions)	2023	2022
Loans and leases held for sale:
Commercial and industrial loans	$41	73
Commercial leases	3	—
Residential mortgage loans	334	934
Total loans and leases held for sale	$378	1,007
Portfolio loans and leases:
Commercial and industrial loans	$53,270	57,232
Commercial mortgage loans	11,276	11,020
Commercial construction loans	5,621	5,433
Commercial leases	2,579	2,704
Total commercial loans and leases	$72,746	76,389
Residential mortgage loans	$17,026	17,628
Home equity	3,916	4,039
Indirect secured consumer loans	14,965	16,552
Credit card	1,865	1,874
Other consumer loans	6,716	4,998
Total consumer loans	$44,488	45,091
Total portfolio loans and leases	$117,234	121,480

Portfolio loans and leases are recorded net of unearned income, which totaled $272 million and $238 million as of December 31, 2023 and 2022, respectively. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net discount of $395 million and net premium of $146 million as of December 31, 2023 and 2022, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $593 million and $518 million at December 31, 2023 and 2022, respectively, which is presented as a component of other assets in the Consolidated Balance Sheets.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $14.5 billion and $15.9 billion at December 31, 2023 and 2022, respectively, pledged to the FHLB, and loans of $49.3 billion and $57.1 billion at December 31, 2023 and 2022, respectively, pledged to the FRB.

137 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the total loans and leases owned by the Bancorp and net charge-offs (recoveries) as of and for the years ended December 31:

	Carrying Value		90 Days Past Due and Still Accruing(a)		Net Charge-Offs (Recoveries)
($ in millions)	2023	2022	2023	2022	2023	2022
Commercial and industrial loans	$53,311	57,305	8	11	155	96
Commercial mortgage loans	11,276	11,020	—	—	(2)	(1)
Commercial construction loans	5,621	5,433	—	—	1	2
Commercial leases	2,582	2,704	—	2	(1)	4
Residential mortgage loans	17,360	18,562	7	7	—	(2)
Home equity	3,916	4,039	—	1	1	(2)
Indirect secured consumer loans	14,965	16,552	—	—	72	36
Credit card	1,865	1,874	21	18	64	52
Other consumer loans	6,716	4,998	—	1	98	42
Total loans and leases	$117,612	122,487	36	40	388	227
Less: Loans and leases held for sale	378	1,007
Total portfolio loans and leases	$117,234	121,480
(a)Excludes government guaranteed residential mortgage loans.

The following table presents the components of the net investment in portfolio leases as of December 31:

($ in millions)(a)	2023	2022
Net investment in direct financing leases:
Lease payment receivable (present value)	$556	570
Unguaranteed residual assets (present value)	105	107
Net investment in sales-type leases:
Lease payment receivable (present value)	1,585	1,704
Unguaranteed residual assets (present value)	84	76
(a)Excludes $249 and $247 of leveraged leases at December 31, 2023 and 2022, respectively.

Interest income recognized in the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 was $26 million, $29 million and $42 million, respectively, for direct financing leases and $63 million, $50 million and $42 million, respectively, for sales-type leases.

The following table presents undiscounted cash flows for both direct financing and sales-type leases for 2024 through 2028 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of December 31, 2023 ($ in millions)	Direct Financing Leases	Sales-Type Leases
2024	$175	493
2025	147	460
2026	114	290
2027	83	221
2028	38	144
Thereafter	51	115
Total undiscounted cash flows	$608	1,723
Less: Difference between undiscounted cash flows and discounted cash flows	52	138
Present value of lease payments (recognized as lease receivables)	$556	1,585

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $13 million and $15 million at December 31, 2023 and 2022, respectively, to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the lease residual value. Refer to Note 6 for additional information on credit quality and the ALLL.
138 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment for the years ended December 31:

2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,127	245	822	2,194
Impact of adoption of ASU 2022-02	4	(36)	(17)	(49)
Losses charged off(a)	(170)	(4)	(348)	(522)
Recoveries of losses previously charged off(a)	17	4	113	134
Provision for (benefit from) loan and lease losses	152	(64)	477	565
Balance, end of period	$1,130	145	1,047	2,322
(a)The Bancorp recorded $35 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of December 31, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$90	—	6	96
Collectively evaluated	1,040	145	1,041	2,226
Total ALLL	$1,130	145	1,047	2,322
Portfolio loans and leases:(b)
Individually evaluated	$281	126	69	476
Collectively evaluated	72,465	16,784	27,393	116,642
Total portfolio loans and leases	$72,746	16,910	27,462	117,118
(a)Includes $2 related to commercial leveraged leases at December 31, 2023.
(b)Excludes $116 of residential mortgage loans measured at fair value and includes $249 of commercial leveraged leases, net of unearned income, at December 31, 2023.

139 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For loans and leases that are collectively evaluated for an ACL, the Bancorp utilizes models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. For the commercial portfolio segment, the estimates for probability of default are primarily based on internal ratings assigned to each commercial borrower on a 13-point scale and historical observations of how those ratings migrate to a default over time in the context of macroeconomic conditions. For loans with available credit, the estimate of the expected balance at the time of default considers expected utilization rates, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. For more information about the Bancorp’s processes for developing these models, estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit losses for individually evaluated loans, refer to Note 1.

140 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the amortized cost basis of the Bancorp’s commercial portfolio segment, by class and vintage, disaggregated by credit risk rating:

As of December 31, 2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial loans:
Pass	$2,124	3,434	1,814	580	263	321	40,889	—	49,425
Special mention	16	100	60	33	6	105	1,756	—	2,076
Substandard	105	103	28	18	39	73	1,397	—	1,763
Doubtful	—	—	—	—	—	—	6	—	6
Total commercial and industrial loans	$2,245	3,637	1,902	631	308	499	44,048	—	53,270
Commercial mortgage owner-occupied loans:
Pass	$870	1,078	746	408	219	260	1,279	—	4,860
Special mention	30	23	18	—	6	—	20	—	97
Substandard	31	22	11	10	45	10	114	—	243
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$931	1,123	775	418	270	270	1,413	—	5,200
Commercial mortgage nonowner-occupied loans:
Pass	$886	825	261	348	293	243	2,724	—	5,580
Special mention	111	166	—	2	—	2	81	—	362
Substandard	81	1	8	—	—	2	42	—	134
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$1,078	992	269	350	293	247	2,847	—	6,076
Commercial construction loans:
Pass	$171	36	45	41	70	6	4,818	—	5,187
Special mention	—	—	—	—	—	—	199	—	199
Substandard	61	—	33	—	—	—	141	—	235
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$232	36	78	41	70	6	5,158	—	5,621
Commercial leases:
Pass	$598	386	462	202	145	664	—	—	2,457
Special mention	1	9	12	3	8	14	—	—	47
Substandard	20	14	1	5	5	30	—	—	75
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$619	409	475	210	158	708	—	—	2,579
Total commercial loans and leases:
Pass	$4,649	5,759	3,328	1,579	990	1,494	49,710	—	67,509
Special mention	158	298	90	38	20	121	2,056	—	2,781
Substandard	298	140	81	33	89	115	1,694	—	2,450
Doubtful	—	—	—	—	—	—	6	—	6
Total commercial loans and leases	$5,105	6,197	3,499	1,650	1,099	1,730	53,466	—	72,746

141 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial loans:
Pass	$3,825	3,098	994	445	269	488	44,521	—	53,640
Special mention	65	24	15	36	10	24	1,221	—	1,395
Substandard	150	77	233	26	7	107	1,597	—	2,197
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$4,040	3,199	1,242	507	286	619	47,339	—	57,232
Commercial mortgage owner-occupied loans:
Pass	$1,177	826	522	257	160	264	1,624	—	4,830
Special mention	17	15	13	12	13	2	56	—	128
Substandard	51	14	20	73	11	25	106	—	300
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,245	855	555	342	184	291	1,786	—	5,258
Commercial mortgage nonowner-occupied loans:
Pass	$1,127	462	490	397	220	170	2,453	—	5,319
Special mention	1	84	26	—	—	23	88	—	222
Substandard	65	19	18	1	1	17	100	—	221
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$1,193	565	534	398	221	210	2,641	—	5,762
Commercial construction loans:
Pass	$82	31	93	8	35	7	4,684	—	4,940
Special mention	—	—	—	—	—	—	293	—	293
Substandard	53	—	—	—	—	2	145	—	200
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$135	31	93	8	35	9	5,122	—	5,433
Commercial leases:
Pass	$584	664	306	192	146	696	—	—	2,588
Special mention	—	4	2	4	7	19	—	—	36
Substandard	1	20	2	4	21	32	—	—	80
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$585	688	310	200	174	747	—	—	2,704
Total commercial loans and leases:
Pass	$6,795	5,081	2,405	1,299	830	1,625	53,282	—	71,317
Special mention	83	127	56	52	30	68	1,658	—	2,074
Substandard	320	130	273	104	40	183	1,948	—	2,998
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	$7,198	5,338	2,734	1,455	900	1,876	56,888	—	76,389

The following table summarizes the Bancorp’s gross charge-offs within the commercial portfolio segment, by class and vintage during the year ended December 31:

2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Commercial loans and leases:
Commercial and industrial loans	$25	7	12	1	—	11	112	—	168
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	1	—	1
Commercial construction loans	—	—	—	—	—	—	1	—	1
Total commercial loans and leases	$25	7	12	1	—	11	114	—	170

142 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2023 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$53,107	61	102	163	53,270	8
Commercial mortgage owner-occupied loans	5,196	1	3	4	5,200	—
Commercial mortgage nonowner-occupied loans	6,061	14	1	15	6,076	—
Commercial construction loans	5,621	—	—	—	5,621	—
Commercial leases	2,562	17	—	17	2,579	—
Total portfolio commercial loans and leases	$72,547	93	106	199	72,746	8
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2022 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$57,092	98	42	140	57,232	11
Commercial mortgage owner-occupied loans	5,241	14	3	17	5,258	—
Commercial mortgage nonowner-occupied loans	5,756	6	—	6	5,762	—
Commercial construction loans	5,424	7	2	9	5,433	—
Commercial leases	2,698	4	2	6	2,704	2
Total portfolio commercial loans and leases	$76,211	129	49	178	76,389	13
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
143 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both age and performing versus nonperforming status:

As of December 31, 2023 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$995	3,139	5,001	2,703	943	3,971	—	—	16,752
30-89 days past due	—	3	6	5	1	14	—	—	29
90 days or more past due	—	1	1	1	1	3	—	—	7
Total performing	995	3,143	5,008	2,709	945	3,988	—	—	16,788
Nonperforming	—	6	6	5	4	101	—	—	122
Total residential mortgage loans(b)	$995	3,149	5,014	2,714	949	4,089	—	—	16,910
Home equity:
Performing:
Current	$84	41	2	6	11	92	3,549	46	3,831
30-89 days past due	—	—	—	—	—	2	25	1	28
90 days or more past due	—	—	—	—	—	—	—	—	—
Total performing	84	41	2	6	11	94	3,574	47	3,859
Nonperforming	—	—	—	—	—	6	50	1	57
Total home equity	$84	41	2	6	11	100	3,624	48	3,916
Indirect secured consumer loans:
Performing:
Current	$4,126	4,333	3,925	1,527	597	271	—	—	14,779
30-89 days past due	22	49	40	19	12	8	—	—	150
90 days or more past due	—	—	—	—	—	—	—	—	—
Total performing	4,148	4,382	3,965	1,546	609	279	—	—	14,929
Nonperforming	4	11	9	6	3	3	—	—	36
Total indirect secured consumer loans	$4,152	4,393	3,974	1,552	612	282	—	—	14,965
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,789	—	1,789
30-89 days past due	—	—	—	—	—	—	21	—	21
90 days or more past due	—	—	—	—	—	—	21	—	21
Total performing	—	—	—	—	—	—	1,831	—	1,831
Nonperforming	—	—	—	—	—	—	34	—	34
Total credit card	$—	—	—	—	—	—	1,865	—	1,865
Other consumer loans:
Performing:
Current	$2,926	1,895	330	246	101	195	859	41	6,593
30-89 days past due	17	21	4	2	2	2	2	1	51
90 days or more past due	—	—	—	—	—	—	—	—	—
Total performing	2,943	1,916	334	248	103	197	861	42	6,644
Nonperforming	31	36	1	1	1	1	—	1	72
Total other consumer loans	$2,974	1,952	335	249	104	198	861	43	6,716
Total residential mortgage and consumer loans:
Performing:
Current	$8,131	9,408	9,258	4,482	1,652	4,529	6,197	87	43,744
30-89 days past due	39	73	50	26	15	26	48	2	279
90 days or more past due	—	1	1	1	1	3	21	—	28
Total performing	8,170	9,482	9,309	4,509	1,668	4,558	6,266	89	44,051
Nonperforming	35	53	16	12	8	111	84	2	321
Total residential mortgage and consumer loans(b)	$8,205	9,535	9,325	4,521	1,676	4,669	6,350	91	44,372
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2023, $79 of these loans were 30-89 days past due and $141 were 90 days or more past due. The Bancorp recognized $2 of losses during the year ended December 31, 2023 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $116 of residential mortgage loans measured at fair value at December 31, 2023, including $1 of 30-89 days past due loans and $2 of nonperforming loans.
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

145 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Bancorp’s gross charge-offs within the residential mortgage and consumer portfolio segments, by class and vintage during the year ended December 31:

2023 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Residential mortgage loans	$—	—	—	—	—	4	—	—	4
Consumer loans:
Home equity	—	—	—	—	—	1	7	—	8
Indirect secured consumer loans	9	42	27	14	10	8	—	—	110
Credit cards	—	—	—	—	—	—	82	—	82
Other consumer loans	15	53	15	12	7	10	34	2	148
Total residential mortgage and consumer loans	$24	95	42	26	17	23	123	2	352

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	December 31, 2023	December 31, 2022
Commercial loans and leases:
Commercial and industrial loans	$268	433
Commercial mortgage owner-occupied loans	8	14
Commercial mortgage nonowner-occupied loans	2	27
Commercial construction loans	1	56
Commercial leases	—	1
Total commercial loans and leases	$279	531
Residential mortgage loans	126	57
Consumer loans:
Home equity	54	46
Indirect secured consumer loans	15	6
Total consumer loans	$69	52
Total portfolio loans and leases	$474	640

146 Fifth Third Bancorp

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	December 31, 2023			December 31, 2022
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$273	31	304	114	101	215
Commercial mortgage owner-occupied loans	11	6	17	9	7	16
Commercial mortgage nonowner-occupied loans	—	3	3	20	4	24
Commercial construction loans	—	1	1	6	2	8
Commercial leases	—	1	1	—	—	—
Total nonaccrual portfolio commercial loans and leases	$284	42	326	149	114	263
Residential mortgage loans	26	98	124	81	43	124
Consumer loans:
Home equity	21	36	57	45	22	67
Indirect secured consumer loans	32	4	36	26	3	29
Credit card	34	—	34	27	—	27
Other consumer loans	72	—	72	5	—	5
Total nonaccrual portfolio consumer loans	$159	40	199	103	25	128
Total nonaccrual portfolio loans and leases(a)(b)	$469	180	649	333	182	515
OREO and other repossessed property	—	39	39	—	24	24
Total nonperforming portfolio assets(a)(b)	$469	219	688	333	206	539
(a)Excludes $1 and an immaterial amount of nonaccrual loans held for sale as of December 31, 2023 and 2022, respectively.
(b)Includes $19 and $15 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of December 31, 2023 and 2022, respectively.

The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the years ended December 31, 2023 and 2022.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $107 million and $154 million as of December 31, 2023 and 2022, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
On January 1, 2023, the Bancorp adopted ASU 2022-02, which eliminated the recognition and measurement guidance for TDRs. The amended accounting and disclosure requirements are applicable to loan modifications to borrowers experiencing financial difficulty which are completed on or after the adoption date. For further information on the adoption of ASU 2022-02, refer to Note 1.

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

As of December 31, 2023, portfolio loans with an amortized cost basis of $615 million, or 0.52% of total portfolio loans and leases, were modified during the year ended December 31, 2023 for borrowers experiencing financial difficulty, as further discussed in the following sections. This amount excludes $29 million of consumer and residential mortgage loans as of December 31, 2023 which have been granted a concession under provisions of the Federal Bankruptcy Act during the year ended December 31, 2023 and are monitored separately from loans modified under the Bancorp’s loan modification programs. As of December 31, 2023, the Bancorp had commitments of $130 million to
147 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the year ended December 31, 2023.

Commercial portfolio segment
Commercial loan modifications are individually negotiated and may vary depending on the borrower’s financial situation, but the Bancorp most commonly utilizes term extensions for periods of 3 to 12 months. In less common situations and when specifically warranted by the borrower’s situation, the Bancorp may also consider offering commercial borrowers interest rate reductions or payment delays, which may be combined with a term extension.

The following table presents the amortized cost basis as of December 31, 2023 of the Bancorp’s commercial portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification during the year ended December 31:

2023 ($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Total	% of Total Class
Commercial and industrial loans	$155	1	56	2	31	245	0.46%
Commercial mortgage owner-occupied loans	27	—	—	—	—	27	0.52
Commercial mortgage nonowner-occupied loans	66	—	—	2	—	68	1.12
Commercial construction loans	113	—	—	—	—	113	2.01
Total commercial portfolio loans	$361	1	56	4	31	453	0.62%

Residential mortgage portfolio segment
The Bancorp has established residential mortgage loan modification programs which define the type of modifications available as well as the eligibility criteria for borrowers. The designs of the Bancorp’s modification programs for residential mortgage loans are similar to those utilized by the various GSEs. The most common modification program utilized for residential mortgage loans is a term extension for up to 480 months from the modification date, combined with a change in interest rate to a fixed rate (which may be an increase or decrease from the rate in the original loan). As part of these modifications, the Bancorp may capitalize delinquent amounts due at the time of the modification into the principal balance of the loan when determining its modified payment structure. For loans where the modification results in a new monthly payment amount, borrowers may be required to complete a trial period of three to four months before the loan is permanently modified. The Bancorp also offers payment delay modifications to qualified borrowers which allow either the delay of repayment for delinquent amounts due until maturity or capitalization of delinquent amounts due into the principal balance of the loan. The number of monthly payments delayed varies by borrower but is most commonly within a range of 6 to 12 months.

The following table presents the amortized cost basis as of December 31, 2023 of the Bancorp’s residential mortgage loans that were modified for borrowers experiencing financial difficulty, by type of modification during the year ended December 31:

2023 ($ in millions)	Total	% of Total Class
Payment delay	$18	0.11%
Term extension and payment delay	91	0.53
Term extension, interest rate reduction and payment delay	4	0.02
Total residential mortgage portfolio loans	$113	0.66%

The Bancorp had $3 million of in-process modifications to residential mortgage loans outstanding as of December 31, 2023 which are excluded from the completed modification activity in the tables above. These in-process modifications will be reported as completed modifications once the borrower satisfies the applicable contingencies in the modification agreement and the loan is contractually modified to make the modified terms permanent.

Consumer portfolio segment
The Bancorp’s modification programs for consumer loans vary based on type of loan. The most common modification program for home equity is a term extension for up to 360 months combined with a delay in repayment of delinquent amounts due until maturity, which may also be combined with an interest rate reduction. Modification programs for credit card typically involve an interest rate reduction and an increase to the minimum monthly payment in order to repay a larger portion of outstanding balances. Modifications for indirect secured consumer loans and other consumer loans are less commonly utilized as part of the Bancorp’s loss mitigation activities and programs vary by specific product type.

148 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis as of December 31, 2023 of the Bancorp’s consumer portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification during the year ended December 31:

2023 ($ in millions)	Interest Rate Reduction	Payment Delay	Interest Rate Reduction and Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$4	1	1	2	8	16	0.41%
Credit card	27	—	—	—	—	27	1.45
Other consumer loans	—	6	—	—	—	6	0.09
Total consumer portfolio loans	$31	7	1	2	8	49	0.18%

Financial effects of loan modifications
The following table presents the financial effects of the Bancorp’s significant types of portfolio loan modifications to borrowers experiencing financial difficulty, by portfolio class during the year ended December 31, 2023:

Financial Effects
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions was 11 months and the amount of payment delays represented approximately 5% of the related loan balances.
Commercial mortgage owner-occupied loans	Weighted-average length of term extensions was 15 months.
Commercial mortgage nonowner-occupied loans	Weighted-average length of term extensions was 16 months.
Commercial construction loans	Weighted-average length of term extensions was 12 months.
Residential mortgage loans	Weighted-average length of term extensions was 155 months and the amount of payment delays represented approximately 17% of the related loan balances.
Consumer loans:
Home equity
Weighted-average length of term extensions was 24.2 years, the weighted-average interest rate reduction was from 8.7% to 7.0% and the amount of payment delays represented approximately 5% of the related loan balances.

Credit card	Weighted-average interest rate reduction was from 23.7% to 3.9%.
Other consumer loans	Amount of payment delays represented approximately 6% of the related loan balances.

Credit quality of modified loans
The Bancorp closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the Bancorp’s portfolio loans that were modified to borrowers experiencing financial difficulty, by age and portfolio class during the year ended December 31:

2023 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$184	9	52	245
Commercial mortgage owner-occupied loans	26	—	1	27
Commercial mortgage nonowner-occupied loans	68	—	—	68
Commercial construction loans	113	—	—	113
Residential mortgage loans	86	15	12	113
Consumer loans:
Home equity	14	2	—	16
Credit card(a)	19	5	3	27
Other consumer loans	6	—	—	6
Total portfolio loans	$516	31	68	615
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

149 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Bancorp considers modifications to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms as subsequently defaulted. The following table presents the amortized cost basis of the modifications to borrowers experiencing financial difficulty that subsequently defaulted during the year ended December 31, 2023 and were within twelve months of the modification date:

($ in millions)(a)	Amortized Cost Basis
	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$51	—	—	—	—	51
Commercial mortgage owner-occupied loans	1	—	—	—	—	1
Residential mortgage loans	—	—	2	11	1	14
Consumer loans:
Home equity	—	1	—	—	—	1
Credit card	—	10	—	—	—	10
Total portfolio loans	$52	11	2	11	1	77
(a)Excludes loans modified prior to the adoption of ASU 2022-02.

Troubled Debt Restructurings
Prior to the adoption of ASU 2022-02 on January 1, 2023, loans were accounted for as TDRs if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. Refer to Note 1 for additional information on the Bancorp’s accounting policies for the identification and measurement of TDRs and the related impact on the ALLL for periods prior to January 1, 2023.

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
150 Fifth Third Bancorp

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

The Bancorp considered TDRs that became 90 days or more past due under the modified terms as subsequently defaulted. The following tables provide a summary of TDRs that subsequently defaulted during the years ended December 31, 2022 and 2021 and were within 12 months of the restructuring date:

December 31, 2022 ($ in millions)(a)	Number of Contracts	Amortized Cost Basis
Commercial loans:
Commercial and industrial loans	8	$—
Commercial mortgage owner-occupied loans	2	—
Commercial mortgage nonowner-occupied loans	1	—
Commercial construction loans	1	2
Residential mortgage loans	247	33
Consumer loans:
Home equity	24	1
Indirect secured consumer loans	157	3
Credit card	356	1
Total portfolio loans	796	$40
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

December 31, 2021 ($ in millions)(a)	Number of Contracts	Amortized Cost Basis
Commercial loans:
Commercial and industrial loans	7	$1
Commercial mortgage owner-occupied loans	3	1
Commercial mortgage nonowner-occupied loans	2	25
Residential mortgage loans	82	10
Consumer loans:
Home equity	28	1
Indirect secured consumer loans	130	2
Credit card	215	1
Total portfolio loans	467	$41
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

151 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of December 31:

($ in millions)	Estimated Useful Life			2023	2022
Equipment	1	-	20 years	$2,578	2,492
Buildings(a)	1	-	30 years	1,742	1,699
Leasehold improvements	1	-	30 years	685	568
Land and improvements(a)				618	640
Construction in progress(a)				180	124
Bank premises and equipment held for sale:
Land and improvements				15	17
Buildings				4	7
Accumulated depreciation and amortization				(3,473)	(3,360)
Total bank premises and equipment				$2,349	2,187
(a)Buildings, land and improvements and construction in progress included $9 and $27 associated with parcels of undeveloped land intended for future branch expansion at December 31, 2023 and 2022, respectively.

Depreciation and amortization expense related to bank premises and equipment, including amortization of finance lease ROU assets, was $292 million, $273 million and $270 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service banking centers at certain locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. As a result, the Bancorp transferred certain parcels of land with a carrying value of $23 million to OREO during the year ended December 31, 2023. Impairment losses of $8 million were recorded for the year ended December 31, 2023 upon transfer to OREO. The Bancorp closed a total of 30 banking centers throughout its footprint during the year ended December 31, 2023.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $2 million, $9 million and $7 million for the years ended December 31, 2023, 2022 and 2021, respectively. The recognized impairment losses were recorded in other noninterest income in the Consolidated Statements of Income.
152 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Operating Lease Equipment
Operating lease equipment was $459 million and $627 million at December 31, 2023 and 2022, respectively, net of accumulated depreciation of $355 million and $338 million at December 31, 2023 and 2022, respectively. The Bancorp recorded lease income of $135 million, $146 million and $152 million relating to lease payments for operating leases in leasing business revenue in the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, respectively. Depreciation expense related to operating lease equipment was $110 million, $121 million and $124 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Bancorp received payments of $140 million and $147 million related to operating leases during the years ended December 31, 2023 and 2022, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized an immaterial amount, $2 million and $25 million of impairment losses associated with operating lease assets for the years ended December 31, 2023, 2022 and 2021, respectively. The recognized impairment losses were recorded in leasing business revenue in the Consolidated Statements of Income.

The following table presents future lease payments receivable from operating leases for 2024 through 2028 and thereafter:

As of December 31, 2023 ($ in millions)	Undiscounted Cash Flows
2024	$104
2025	78
2026	51
2027	26
2028	11
Thereafter	16
Total operating lease payments	$286

9. Lease Obligations - Lessee
The Bancorp leases certain banking centers, ATM sites, land for owned buildings and equipment. The Bancorp’s lease agreements typically do not contain any residual value guarantees or any material restrictive covenants.

The following table provides a summary of lease assets and lease liabilities as of December 31:

($ in millions)	Consolidated Balance Sheets Caption	2023	2022
Assets
Operating lease right-of-use assets	Other assets	$511	508
Finance lease right-of-use assets	Bank premises and equipment	126	150
Total right-of-use assets(a)		$637	658
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$601	599
Finance lease liabilities	Long-term debt	134	156
Total lease liabilities		$735	755
(a)Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $292 and $77, respectively, as of December 31, 2023, and $255 and $66, respectively, as of December 31, 2022.

The following table presents the components of lease costs for the years ended December 31:

($ in millions)	Consolidated Statements of Income Caption	2023	2022	2021
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$19	19	18
Interest on lease liabilities	Interest on long-term debt	5	5	4
Total finance lease costs		$24	24	22
Operating lease cost	Net occupancy expense	$87	84	80
Short-term lease cost	Net occupancy expense	2	1	2
Variable lease cost	Net occupancy expense	29	28	31
Sublease income	Net occupancy expense	(2)	(3)	(3)
Total operating lease costs		$116	110	110
Total lease costs		$140	134	132

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized $2 million, $2 million and $3 million of impairment losses and termination charges for the ROU assets related to certain operating leases for the years ended
153 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021, respectively. The recognized losses were recorded in net occupancy expense in the Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for 2024 through 2028 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities:

As of December 31, 2023 ($ in millions)	Operating Leases	Finance Leases	Total
2024	$93	20	113
2025	86	14	100
2026	77	9	86
2027	69	8	77
2028	61	8	69
Thereafter	369	113	482
Total undiscounted cash flows	$755	172	927
Less: Difference between undiscounted cash flows and discounted cash flows	154	38	192
Present value of lease liabilities	$601	134	735

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of December 31:

	2023	2022
Weighted-average remaining lease term (years):
Operating leases	11.07	10.80
Finance leases	15.21	15.31
Weighted-average discount rate:
Operating leases	3.72%	3.35
Finance leases	3.02	2.94

The following table presents information related to lease transactions for the years ended December 31:

($ in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$91	90	88
Operating cash flows from finance leases	5	5	4
Financing cash flows from finance leases	16	23	16

Gains on sale-leaseback transactions	2	4	2
(a)The cash flows related to short-term and variable lease payments are not included in the amounts presented as they were not included in the measurement of lease liabilities.

154 Fifth Third Bancorp

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

Changes in the net carrying amount of goodwill, by reporting unit, for the years ended December 31, 2023 and 2022 were as follows:

($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$2,730	2,518	231	—	5,479
Accumulated impairment losses	(750)	(215)	—	—	(965)
Net carrying value as of December 31, 2021	$1,980	2,303	231	—	4,514
Acquisition activity	—	440	—	—	440
Reallocation of goodwill	378	(378)	—	—	—
Sale of businesses	(34)	—	(5)	—	(39)
Net carrying value as of December 31, 2022	2,324	2,365	226	—	4,915
Acquisition activity	—	4	—	—	4
Net carrying value as of December 31, 2023	$2,324	2,369	226	—	4,919
155 Fifth Third Bancorp

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

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2023
Core deposit intangibles	$209	(184)	25
Developed technology	106	(33)	73
Customer relationships	30	(10)	20
Other	16	(9)	7
Total intangible assets	$361	(236)	125
As of December 31, 2022
Core deposit intangibles	$229	(182)	47
Developed technology	106	(17)	89
Customer relationships	30	(7)	23
Other	20	(10)	10
Total intangible assets	$385	(216)	169

As of December 31, 2023, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $43 million, $48 million and $47 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of December 31, 2023. Future amortization expense may vary from these projections.

Estimated amortization expense for the years ending December 31, 2024 through 2028 is as follows:

($ in millions)	Total
2024	$35
2025	28
2026	22
2027	14
2028	9

156 Fifth Third Bancorp

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to automobile loan securitizations and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities carried on the Consolidated Balance Sheets for the consolidated VIEs as of:

($ in millions)	December 31, 2023	December 31, 2022
Assets:
Other short-term investments	$55	17
Indirect secured consumer loans	1,535	141
Other consumer loans	38	44
ALLL	(28)	(2)
Other assets	10	2
Total assets	$1,610	202
Liabilities:
Other liabilities	$14	9
Long-term debt	1,409	118
Total liabilities	$1,423	127

In a securitization transaction that occurred in August of 2023, the Bancorp transferred $1.74 billion in aggregate automobile loans to a bankruptcy remote trust which was deemed to be a VIE. This trust then issued approximately $1.58 billion of asset-backed notes, of which approximately $79 million were retained by the Bancorp. Refer to Note 17 for more information. The Bancorp had previously completed a securitization transaction in which the Bancorp transferred certain consumer automobile loans to a bankruptcy remote trust which was also deemed to be a VIE. In the first quarter of 2023, the Bancorp exercised its cleanup call option on this automobile securitization that was outstanding as of December 31, 2022. The Bancorp acquired all remaining automobile loans plus accrued interest, and those proceeds were used by the trust to repay the outstanding securitized debt.

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
157 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

December 31, 2023 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,007	690	2,054
Private equity investments	230	—	400
Loans provided to VIEs	4,274	—	6,395
Lease pool entities	42	—	42
Solar loan securitizations	9	—	9

December 31, 2022 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,856	653	1,856
Private equity investments	186	—	349
Loans provided to VIEs	4,374	—	6,438
Lease pool entities	61	—	61
Solar loan securitizations	10	—	10

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

The Bancorp’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Bancorp’s maximum exposure to loss as a result of its involvement with the VIEs is limited to the carrying amounts of the investments, including the unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, and the liabilities related to unconditional unfunded commitments, which are included in other liabilities in the Consolidated Balance Sheets, are included in the previous tables for all periods presented. Certain CDC investments include undrawn liquidity and lending commitments which are included in the maximum exposure amount but not included in the Consolidated Balance Sheets as these commitments are contingent on future events. The Bancorp has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose the Bancorp to a loss. In certain arrangements, the general partner/managing member of the VIE has guaranteed a level of projected tax credits to be received by the limited partners/investor members, thereby minimizing a portion of the Bancorp’s risk.

At both December 31, 2023 and 2022, the Bancorp’s CDC investments included $1.6 billion of investments in affordable housing tax credits recognized in other assets in the Consolidated Balance Sheets. The unfunded commitments related to these investments were $684 million and $643 million at December 31, 2023 and 2022, respectively. The unfunded commitments as of December 31, 2023 are expected to be funded from 2024 to 2040.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Consolidated Statements of Income related to these investments for the years ended December 31:

	Consolidated Statements of Income Caption(a)	2023	2022	2021
Proportional amortization	Applicable income tax expense	$200	189	163
Tax credits and other benefits	Applicable income tax expense	(230)	(219)	(193)
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during the years ended December 31, 2023, 2022 and 2021.

Private equity investments
The Bancorp invests as a limited partner in private equity investment funds which provide the Bancorp an opportunity to obtain higher rates of return on invested capital, while also providing strategic opportunities in certain cases. Each of the limited partnerships has an unrelated third-party general partner responsible for appointing the fund manager. The Bancorp has not been appointed fund manager for any of these private equity investments. The funds finance primarily all of their activities from the partners’ capital contributions and investment returns.
158 Fifth Third Bancorp

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investment funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, are presented in previous tables. Also, at December 31, 2023 and 2022, the Bancorp’s unfunded commitment amounts to the private equity funds were $170 million and $163 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $47 million and $44 million during the years ended December 31, 2023 and 2022, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of both December 31, 2023 and 2022, the Bancorp’s unfunded commitments to these entities were $2.1 billion. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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
159 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the years ended December 31, 2023, 2022 and 2021. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Consolidated Statements of Income, for the years ended December 31 is as follows:

($ in millions)	2023	2022	2021
Residential mortgage loan sales(a)	$4,888	13,307	16,900

Origination fees and gains on loan sales	79	91	285
Gross mortgage servicing fees	319	310	247
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the years ended December 31:

($ in millions)	2023	2022
Balance, beginning of period	$1,746	1,121
Servicing rights originated	71	235
Servicing rights purchased	25	213
Changes in fair value:
Due to changes in inputs or assumptions(a)	43	355
Other changes in fair value(b)	(148)	(178)
Balance, end of period	$1,737	1,746
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy for the years ended December 31:

($ in millions)	2023	2022	2021
Securities losses, net - non-qualifying hedges on mortgage servicing rights	$—	(2)	(2)
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(43)	(363)	(123)
MSR fair value adjustment due to changes in inputs or assumptions(a)	43	355	142
(a)Included in mortgage banking net revenue in the Consolidated Statements of Income.

The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization, or purchase resulting from transactions completed during the years ended December 31 were as follows:

	2023			2022
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted-Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	6.6	12.4%	596	7.6	9.2%	753
Adjustable-rate	3.0	27.9	774	2.8	29.0	803

160 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2023 and 2022, the Bancorp serviced $100.8 billion and $103.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the MSR portfolio was 3.72% and 3.59% at December 31, 2023 and 2022, respectively.

At December 31, 2023, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption				OAS Assumption
				Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,732	8.6	5.9%	$(46)	(87)	(193)	569	$(42)	(83)
Adjustable-rate	5	5.5	20.3	(1)	(1)	(2)	1,016	—	—
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
161 Fifth Third Bancorp

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

The Bancorp’s derivative contracts include certain contractual features in which either the Bancorp or the counterparties may be required to provide collateral, typically in the form of cash or securities, as initial margin and to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk, either of the Bancorp or the counterparty. In measuring the fair value of its derivative contracts, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance.

As of both December 31, 2023 and 2022, the balance of collateral held by the Bancorp for derivative assets was $1.3 billion. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $587 million and $1.0 billion were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of December 31, 2023 and 2022, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $7 million and $9 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the balance of collateral posted by the Bancorp, as either initial margin or due to changes in fair value of the related derivative contracts, was $1.1 billion and $913 million, respectively. Additionally, $721 million and $1.0 billion of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities as of December 31, 2023 and 2022, respectively, and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of December 31, 2023 and 2022, the fair value of the additional collateral that could be required to be posted as a result of the credit risk-related contingent features being triggered was immaterial to the Bancorp’s Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Consolidated Financial Statements.
162 Fifth Third Bancorp

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of:

		Fair Value
December 31, 2023 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$5,955	—	32
Total fair value hedges		—	32
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	1	—
Interest rate swaps related to C&I loans	8,000	2	11
Interest rate swaps related to C&I loans - forward starting(a)	6,000	6	1
Interest rate swaps related to commercial mortgage and commercial construction loans - forward starting(a)	4,000	1	1
Total cash flow hedges		10	13
Total derivatives designated as qualifying hedging instruments		10	45
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	3,205	81	—
Forward contracts related to residential mortgage loans measured at fair value(b)	650	—	5
Swap associated with the sale of Visa, Inc. Class B Shares	4,178	—	168
Foreign exchange contracts	190	—	4
Interest-only strips	39	1	—
Interest rate contracts for collateral management	5,000	1	1
Interest rate contracts for LIBOR transition	597	—	—
Other	30	—	—
Total free-standing derivatives - risk management and other business purposes		83	178
Free-standing derivatives - customer accommodation:
Interest rate contracts(c)(d)	95,079	885	1,162
Interest rate lock commitments	252	5	—
Commodity contracts	17,621	1,051	1,018
TBA securities	27	—	—
Foreign exchange contracts	37,734	643	596
Total free-standing derivatives - customer accommodation		2,584	2,776
Total derivatives not designated as qualifying hedging instruments		2,667	2,954
Total		$2,677	2,999
(a)Forward starting swaps will become effective on various dates between June 2024 and February 2025.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments in addition to certain portfolio residential mortgage loans measured at fair value.
(c)Derivative assets and liabilities are presented net of variation margin of $335 and $58, respectively.
(d)Includes replacement contracts with a notional amount of approximately $675 million which were the result of certain central clearing parties replacing existing LIBOR-based contracts with multiple separate contracts as part of the LIBOR transition.

163 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate or to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate. Decisions to enter into these interest rate swaps are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of December 31, 2023, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of December 31, 2023 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

164 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the changes in fair value of interest rate contracts, designated as fair value hedges and the changes in fair value of the related hedged items attributable to the risk being hedged, as well as the line items in the Consolidated Statements of Income in which the corresponding gains or losses are recorded:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2023	2022	2021
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$29	(460)	(138)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(26)	460	138
Available-for-sale debt and other securities:
Change in fair value of interest rate swaps hedging available-for-sale debt and other securities	Interest on securities	—	8	7
Change in fair value of hedged available-for-sale debt and other securities attributable to the risk being hedged	Interest on securities	—	(8)	(7)

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of December 31:

($ in millions)	Consolidated Balance Sheets Caption	2023	2022
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$5,899	5,865
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	(38)	(64)
Available-for-sale debt and other securities:
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(11)	(14)

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of December 31, 2023, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of December 31, 2023, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 97 months.

Reclassified gains and losses on interest rate contracts related to commercial loans are recorded within interest income in the Consolidated Statements of Income. As of December 31, 2023 and 2022, respectively, $372 million and $498 million of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Consolidated Balance Sheets. As of December 31, 2023, $135 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to December 31, 2023.

During both the years ended December 31, 2023 and 2022, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net (losses) gains recorded in the Consolidated Statements of Income and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

For the years ended December 31 ($ in millions)	2023	2022	2021
Amount of pre-tax net losses recognized in OCI	$(171)	(1,006)	(185)
Amount of pre-tax net (losses) gains reclassified from OCI into net income	(334)	99	293

165 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Free-Standing Derivative Instruments – Risk Management and Other Business Purposes
As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp may enter into various free-standing derivatives (principal-only swaps, interest rate swaptions, interest rate floors, mortgage options, TBA securities and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Principal-only swaps hedge the spread between mortgage rates and benchmark rates because these swaps appreciate in value as a result of tightening spreads. Principal-only swaps also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Receive fixed/pay floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected.

The Bancorp enters into forward contracts and mortgage options to economically hedge the change in fair value of certain residential mortgage loans held for sale, and certain residential mortgage portfolio loans measured at fair value, due to changes in interest rates. These contracts generally settle within one year or less. IRLCs issued on residential mortgage loan commitments that will be held for sale are also considered free-standing derivative instruments and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking net revenue in the Consolidated Statements of Income.

In conjunction with the sale of Visa, Inc. Class B Shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. This total return swap is accounted for as a free-standing derivative. Refer to Note 28 for more information about significant inputs and assumptions used in the valuation of this instrument.

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

As part of the LIBOR to SOFR transition, the Bancorp received certain interest rate swap contracts from the two central clearing parties that have moved from an Effective Federal Funds Rate discounting curve to a SOFR discounting curve. The purpose of these interest rate swaps was to neutralize the impact on collateral requirements due to the change in discounting curves implemented by the central clearing parties.

The net (losses) gains recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2023	2022	2021
Interest rate contracts:
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	$(43)	(363)	(123)
Forward contracts related to residential mortgage loans measured at fair value	Mortgage banking net revenue	(7)	3	15
Interest-only strips	Other noninterest income	(3)	—	—
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(3)	12	(3)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(94)	(84)	(86)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp typically only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract.
166 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023 and 2022, the total notional amount of the risk participation agreements was $3.6 billion and $3.7 billion, respectively, and the fair value was a liability of $6 million and $7 million, respectively, which is included in other liabilities in the Consolidated Balance Sheets. As of December 31, 2023, the risk participation agreements had a weighted-average remaining life of 2.8 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2023	2022
Pass	$3,168	3,597
Special mention	323	81
Substandard	72	32
Total	$3,563	3,710

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2023	2022	2021
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$35	48	38
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(2)	10	21
Interest rate lock commitments	Mortgage banking net revenue	52	16	149
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	36	44	23
Commodity contracts for customers (credit losses)	Other noninterest expense	—	—	(1)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	89	70	61
Foreign exchange contracts for customers (contract revenue)	Other noninterest expense	(14)	8	2
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	4	(3)	—

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

167 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of December 31, 2023
Derivative assets	$2,672	(1,031)	(877)	764
Derivative liabilities	2,999	(1,031)	(159)	1,809
As of December 31, 2022
Derivative assets	$3,171	(1,405)	(887)	879
Derivative liabilities	3,951	(1,405)	(406)	2,140
(a)Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Consolidated Balance Sheets were excluded from this table.

15. Other Assets
The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2023	2022
Derivative instruments	$2,677	3,173
Partnership investments	2,326	2,153
Bank owned life insurance	2,103	2,056
Accounts receivable and drafts-in-process	2,007	2,579
Deferred tax assets	1,438	1,553
Accrued interest and fees receivable	797	703
Operating lease right-of-use assets	511	508
Income tax receivable	187	74
Prepaid expenses	143	145
OREO and other repossessed property	39	24
Worldpay, Inc. TRA receivable	35	183
Other	275	308
Total other assets	$12,538	13,459

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

During the fourth quarter of 2019, the Bancorp entered into an agreement with Fidelity National Information Services, Inc. and Worldpay, Inc. under which Worldpay, Inc. was potentially obligated to pay up to approximately $366 million to the Bancorp to terminate and settle a portion of the remaining TRA cash flows, totaling an estimated $720 million, upon the exercise of certain call options by Worldpay, Inc. or certain put options by the Bancorp. In 2019, the Bancorp recognized a gain of approximately $345 million in other noninterest income associated with these options. The Worldpay, Inc. TRA receivable associated with this transaction, recorded in other assets in the Consolidated Balance Sheets, was $35 million and $183 million as of December 31, 2023 and 2022, respectively. Subsequent to December 31, 2023, the Bancorp received cash from Worldpay, Inc. to settle the receivable that had been recorded as of December 31, 2023 for the remaining put and call options. Neither the Bancorp nor Worldpay, Inc. have any significant remaining rights or obligations under this agreement.

Separate from the impact of the TRA settlement agreement discussed above, the Bancorp recognized $22 million, $46 million and $46 million in other noninterest income in the Consolidated Statements of Income associated with the TRA during the years ended December 31, 2023, 2022 and 2021, respectively. The Bancorp expects to receive approximately $10 million of future payments through 2025 under the TRA that are not subject to the call or put options. These remaining cash flows will be recognized in future periods when the related uncertainties are resolved.
168 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Federal funds purchased are excess balances in reserve accounts held at the FRB that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings may include FHLB advances, securities sold under repurchase agreements, derivative collateral and other borrowings with original maturities of one year or less.

The following table summarizes short-term borrowings and weighted-average rates:

	2023		2022
($ in millions)	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased	$193	5.31%	$180	4.22%
Other short-term borrowings	2,861	5.21	4,838	3.75
Average for the years ended December 31:
Federal funds purchased	$307	4.96%	$381	1.69%
Other short-term borrowings	5,044	4.90	4,544	2.39
Maximum month-end balance for the years ended December 31:
Federal funds purchased	$1,143		$1,312
Other short-term borrowings	7,423		8,606

The following table presents a summary of the Bancorp’s other short-term borrowings as of December 31:

($ in millions)	2023	2022
FHLB advances	$2,500	4,300
Securities sold under repurchase agreements	330	388
Derivative collateral	3	124
Other borrowed money	28	26
Total other short-term borrowings	$2,861	4,838

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both December 31, 2023 and 2022, all securities sold under repurchase agreements were secured by agency mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

The Bancorp’s other borrowed money at December 31, 2023 primarily included obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp is required to recognize both the loan and the repurchase liability, regardless of the intent to repurchase the loans.

169 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Long-Term Debt
The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2023	2022
Parent Company
Senior:
Fixed-rate notes	2023	1.625%	$—	500
Fixed-rate notes	2024	3.65%	1,500	1,498
Fixed-rate notes	2025	2.375%	749	748
Fixed-rate notes	2027	2.55%	748	747
Fixed-rate/floating-rate notes(c)	2027	1.707%	461	448
Fixed-rate notes	2028	3.95%	648	648
Fixed-rate/floating-rate notes(c)	2028	4.055%	386	381
Fixed-rate/floating-rate notes(c)	2028	6.361%	1,013	1,012
Fixed-rate/floating-rate notes(c)	2029	6.339%	1,245	—
Fixed-rate/floating-rate notes(c)	2030	4.772%	944	936
Fixed-rate/floating-rate notes(c)	2033	4.337%	561	556
Subordinated:(a)
Fixed-rate notes	2024	4.30%	750	749
Fixed-rate notes	2038	8.25%	1,103	1,108
Subsidiaries
Senior:
Fixed-rate notes	2023	1.80%	—	650
Fixed-rate notes	2025	3.95%	727	723
Fixed-rate/floating-rate notes(c)	2025	5.852%	996	999
Fixed-rate notes	2027	2.25%	599	599
Subordinated:(a)
Fixed-rate notes	2026	3.85%	749	749
Fixed-rate notes	2027	4.00%	—	173
Junior subordinated:
Floating-rate debentures(a)(b)	2035	7.07%	-	7.34%	54	53
FHLB advances(d)	2024	-	2047	5.62%	1,510	21
Notes associated with consolidated VIEs:
Automobile loan securitization, fixed-rate notes	2024	-	2031	5.52%	-	5.87%	1,305	75
Solar loan securitization, fixed-rate notes	2038	4.05%	‘-	7.00%	35	39
Other	2024	-	2052	Varies	297	302
Total	$16,380	13,714
(a)In aggregate, $1.5 billion and $1.9 billion qualifies as Tier 2 capital for regulatory capital purposes for the years ended December 31, 2023 and 2022, respectively.
(b)These rates reflect the floating rates as of December 31, 2023.
(c)This rate reflects the fixed rate in effect as of December 31, 2023.
(d)This rate reflects the weighted-average rate as of December 31, 2023.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the previous table. The aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2023 are presented in the following table:

($ in millions)	Parent Company	Subsidiaries	Total
2024	$2,250	1,576	3,826
2025	749	1,757	2,506
2026	—	1,352	1,352
2027	1,209	614	1,823
2028	2,047	587	2,634
Thereafter	3,853	386	4,239
Total	$10,108	6,272	16,380

At December 31, 2023, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $16.5 billion, net discounts of $14 million, debt issuance costs of $32 million and reductions for mark-to-market adjustments on its hedged debt of $38 million. At December 31, 2022, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $13.8 billion, net discounts of $19
170 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million, debt issuance costs of $32 million and reductions for mark-to-market adjustments on its hedged debt of $64 million. The Bancorp was in compliance with all debt covenants at December 31, 2023 and 2022.

For further information on a subsequent event related to long-term debt, refer to Note 32.

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

On January 25, 2019, the Bancorp issued and sold $1.5 billion of senior notes to third-party investors. The senior notes bore a fixed-rate of interest of 3.65% per annum. The notes were unsecured, senior obligations of the Bancorp. These notes were outstanding at December 31, 2023 and subsequently matured on January 25, 2024.

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

On May 5, 2020, the Bancorp issued and sold $750 million of 2.55% senior fixed-rate notes, with a maturity of seven years, due on May 5, 2027. The notes will be redeemable on or after April 5, 2027, in whole or in part, at any time and from time to time, at the Bancorp’s option at a redemption price equal to 100% of the aggregate principal amount of the senior fixed-rate notes being redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. Additionally, the notes will be redeemable at the Bancorp’s option, in whole or in part, at any time or from time to time, on or after November 2, 2020, and prior to April 5, 2027, in each case at a redemption price, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, equal to the greater of: (a) 100% of the aggregate principal amount of the senior fixed-rate notes being redeemed on that redemption date; and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior fixed-rate notes being redeemed that would be due if the senior fixed-rate notes to be redeemed matured on April 5, 2027 (not including any portion of such payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable Treasury Rate plus 35 bps.

On November 1, 2021, the Bancorp issued and sold $500 million of fixed-rate/floating-rate senior notes which will mature on November 1, 2027. The senior notes bear a fixed rate of interest of 1.707% per annum to, but excluding, November 1, 2026. From, and including, November 1, 2026 until, but excluding, November 1, 2027, the senior notes will have an interest rate of compounded SOFR plus 0.685%. The Bancorp entered into an interest rate swap designated as a fair value hedge to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 69 bps, and the Bancorp paid a rate of 6.05% at December 31, 2023. The notes will be redeemable in whole, but not in part, by the Bancorp on November 1, 2026, the date that is one year prior to the maturity date, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. In addition, the notes will be redeemable, in whole or in part, by the Bancorp on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.

On April 25, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes. $400 million of the notes will bear interest at a rate of 4.055% per annum to, but excluding, April 25, 2027, followed by an interest rate of compounded SOFR plus 1.355% until maturity on April 25, 2028. The remaining $600 million of the notes will bear interest at a rate of 4.337% per annum to, but excluding, April 25, 2032, followed by an interest rate of compounded SOFR plus 1.660% until maturity on April 25, 2033. The Bancorp entered into interest rate swaps designated as fair value hedges to convert the fixed-rate periods of the notes to a floating rate of compounded SOFR plus 1.357% and a floating rate of compounded SOFR plus 1.666% for the notes due April 25, 2028 and the notes due April 25, 2033, respectively. The Bancorp paid rates on these swaps of 6.70% and 7.00%, respectively, at December 31, 2023. Each tranche of notes is redeemable in whole at par plus accrued and unpaid interest one year prior to its maturity date, or may be wholly or partially redeemed 30 days or 90 days prior to maturity for the 2028 notes and the 2033 notes, respectively.

171 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On July 28, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes which will mature on July 28, 2030. The senior notes bear interest at a rate of 4.772% per annum to, but excluding, July 28, 2029. From, and including July 28, 2029 until, but excluding July 28, 2030, the senior notes will bear interest at a rate of compounded SOFR plus 2.127%. The Bancorp entered into interest rate swaps designated as fair value hedges to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 2.132%, and the Bancorp paid a rate of 7.47% at December 31, 2023. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed 60 days prior to maturity.

On October 27, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes which will mature on October 27, 2028. The senior notes will bear interest at a rate of 6.361% per annum to, but excluding, October 27, 2027. From, and including October 27, 2027 until, but excluding October 27, 2028, the senior notes will bear interest at a rate of compounded SOFR plus 2.192%. The Bancorp entered into an interest rate swap designated as a fair value hedge to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 2.193%, and the Bancorp paid a rate of 7.53% at December 31, 2023. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed on or after 30 days prior to maturity. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to October 27, 2027, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, or (b) the discounted present value of the remaining scheduled payments of principal and interest that would be due if the senior notes being redeemed matured on October 27, 2027.

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

Subordinated debt
The Bancorp has entered into interest rate swaps to convert part of its subordinated fixed-rate notes due in 2038 to a floating rate. Of the $1.0 billion in 8.25% subordinated fixed-rate notes due in 2038, the Bancorp entered into an interest rate swap designated as a fair value hedge to convert $705 million of the notes to a floating rate of compounded SOFR plus 3.31%, and the Bancorp paid a rate of 8.66% on the hedged portion of these notes at December 31, 2023.

On November 20, 2013, the Bancorp issued and sold $750 million of 4.30% unsecured subordinated fixed-rate notes which were outstanding at December 31, 2023 and subsequently matured on January 16, 2024.

Subsidiary Long-Term Borrowings
Senior and subordinated debt
Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s banking subsidiary. Under the Bancorp’s banking subsidiary’s global bank note program, the Bank’s capacity to issue its senior and subordinated unsecured bank notes is $25.0 billion. As of December 31, 2023, $20.9 billion was available for future issuance under the global bank note program.

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

On July 26, 2018, the Bank issued and sold, under its bank notes program, $750 million of 3.95% senior fixed-rate notes due on July 28, 2025. The Bank entered into interest rate swaps designated as fair value hedges to convert these fixed-rate notes to a floating rate of compounded SOFR plus 1.16%, and the Bancorp paid a rate of 6.50% at December 31, 2023. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.
On January 31, 2020, the Bank issued and sold, under its bank notes program, $600 million of 2.25% senior fixed-rate notes, with a maturity of seven years, due on February 1, 2027. The notes will be redeemable at the Bank’s option, in whole or in part, at any time or from time to time, on or after July 31, 2020, and prior to January 4, 2027, at a redemption price, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, equal to the greater of: (a) 100% of the aggregate principal amount of the notes being redeemed on that redemption date; and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed that would be due if the notes to be redeemed matured on January 4, 2027 (not including any portion of such payments of interest accrued to the redemption date) discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-
172 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
day months) at the applicable Treasury Rate plus the Applicable Spread for the Notes to be redeemed. Additionally, on or after January 4, 2027, the notes will also be redeemable, in whole or in part, at any time and from time to time, at the Bank’s option at a redemption price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.

On October 27, 2022, under its bank notes program, the Bank issued and sold $1 billion of fixed-rate/floating-rate senior notes which will mature on October 27, 2025. The senior notes will bear interest at a rate of 5.852% per annum to, but excluding, October 27, 2024. From, and including October 27, 2024 until, but excluding October 27, 2025, the senior notes will bear interest at a rate of compounded SOFR plus 1.230%. The Bank entered into an interest rate swap designated as a fair value hedge to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 1.218%, and the Bank paid a rate of 6.56% at December 31, 2023. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed on or after 30 days prior to maturity.

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

In June 2023, the outstanding floating-rate capital securities issued by First Charter Capital Trust I and II that used three-month U.S. dollar LIBOR as its reference rate transitioned to a replacement reference rate after June 30, 2023. The replacement reference rate is three-month CME Term SOFR plus a tenor spread adjustment of 0.26161%. Dividends and interest began accruing based on the replacement reference rate on September 15, 2023 with the first payment date of SOFR-based interest occurring on December 15, 2023. Likewise, the aforementioned subordinated floating-rate debentures have undergone the same transition as the floating-rate capital securities. Refer to Note 1 for additional information regarding this transition.

FHLB advances
At December 31, 2023, FHLB advances have a weighted-average rate of 5.62%, with interest payable monthly. The Bancorp has pledged $30.3 billion of loans and securities to secure its borrowing capacity at the FHLB which is partially utilized to fund $1.5 billion in FHLB advances that are outstanding. The FHLB advances mature as follows: $1.5 billion in 2024, $4 million in 2025 and $6 million after 2028.

Notes associated with consolidated VIEs
As discussed in Note 12, the Bancorp was determined to be the primary beneficiary of various VIEs associated with certain automobile and solar loan securitizations, including an automobile loan securitization transaction that occurred in August of 2023. Third-party holders of this debt do not have recourse to the general assets of the Bancorp. Approximately $1.3 billion of outstanding notes related to these VIEs were included in long-term debt in the Consolidated Balance Sheets as of December 31, 2023. The notes mature as follows: $70 million in 2024, $587 million in 2026, $550 million in 2028 and $133 million thereafter.
173 Fifth Third Bancorp

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of December 31:

($ in millions)	2023	2022
Commitments to extend credit	$81,570	83,437
Letters of credit	2,095	2,009
Forward contracts related to residential mortgage loans measured at fair value	650	1,869
Capital commitments for private equity investments	170	163
Capital expenditures	95	94
Purchase obligations	69	113

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2023 and 2022, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $166 million and $216 million, respectively, included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2023	2022
Pass	$79,593	81,345
Special mention	1,301	976
Substandard	676	1,116
Total commitments to extend credit	$81,570	83,437

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of December 31, 2023:

($ in millions)
Less than 1 year(a)	$713
1 - 5 years(a)	1,373
Over 5 years	9
Total letters of credit	$2,095
(a)Includes $7 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both December 31, 2023 and 2022 and are considered guarantees in accordance with U.S. GAAP. Approximately 72% and 67% of the total standby letters of credit were collateralized as of December 31, 2023 and 2022, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $20 million and $22 million at December 31, 2023 and 2022, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

174 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2023	2022
Pass	$1,902	1,827
Special mention	81	47
Substandard	112	135
Total letters of credit	$2,095	2,009

At December 31, 2023 and 2022, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of December 31, 2023 and 2022, total VRDNs, of which FTS was the remarketing agent for all, were $400 million and $423 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $83 million and $102 million of the VRDNs remarketed by FTS at December 31, 2023 and 2022, respectively. These letters of credit are included in the total letters of credit balance provided in the previous tables. The Bancorp held $6 million and $3 million of these VRDNs in its portfolio and classified them as trading debt securities at December 31, 2023 and 2022, respectively.

Forward contracts related to residential mortgage loans measured at fair value
The Bancorp enters into forward contracts and mortgage options to economically hedge the change in fair value of certain residential mortgage loans held for sale, and certain residential mortgage portfolio loans measured at fair value, due to changes in interest rates. The outstanding notional amounts of these forward contracts are included in the summary of significant commitments table for all periods presented.

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

As of December 31, 2023 and 2022, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $7 million and $9 million, respectively, included in other liabilities in the Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of December 31, 2023 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $10 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

During both the years ended December 31, 2023 and 2022, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $54 million and $63 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand
175 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
requests during the years ended December 31, 2023 and 2022 were $89 million and $104 million, respectively. Total outstanding repurchase demand inventory was $8 million and $25 million at December 31, 2023 and 2022, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $6 million and $14 million at December 31, 2023 and 2022, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both December 31, 2023 and 2022.

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

In conjunction with the IPO, the Bancorp received 10.1 million of Visa’s Class B common shares (the “Class B Shares”) based on the Bancorp’s membership percentage in Visa prior to the IPO. The Class B Shares were not transferable (other than to another member bank) until the later of the third anniversary of the IPO closing or the date on which the Covered Litigation has been resolved; therefore, the Bancorp’s Class B Shares were classified in other assets and accounted for at their carryover basis of $0. Visa deposited $3 billion of the proceeds from the IPO into a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Covered Litigation. Since then, when Visa’s litigation committee determined that the escrow account was insufficient, Visa issued additional Class A Shares and deposited the proceeds from the sale of the Class A Shares into the litigation escrow account. When Visa funded the litigation escrow account, the Class B Shares were subjected to dilution through an adjustment in the conversion rate of Class B Shares into Class A Shares.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through December 31, 2023, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $168 million and $195 million at December 31, 2023 and 2022, respectively. Refer to Note 14 and Note 28 for further information.

176 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
After the Bancorp’s sale of the Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12
Q4 2021	250	11
Q2 2022	600	25
Q4 2022	350	15
Q2 2023	500	21
Q3 2023	150	6
177 Fifth Third Bancorp

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

178 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Shareholder Litigation
On January 27, 2022, a shareholder filed a derivative lawsuit seeking monetary damages on behalf of the Bancorp alleging claims for breach of fiduciary duty, unjust enrichment and indemnification against various officers and directors relating to an alleged improper cross-selling strategy in the Hamilton County, Ohio Court of Common Pleas styled as The City of Miami Firefighters’ and Police Officers’ Retirement Trust v. Carmichael, et al., Case No. A2200330. On August 29, 2023, the trial court granted defendants’ motion to dismiss. That case is now on appeal.

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

Record-Keeping Investigations
The Commodity Futures Trading Commission is conducting an investigation into the Bancorp’s registered swap dealer concerning compliance with certain record-keeping requirements for business-related electronic communications.

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

Governmental Investigations and Proceedings
The Bancorp and/or its affiliates are or may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, including but not limited to the FRB, OCC, CFPB, SEC, FINRA, U.S. Department of Justice, etc., as well as state and other governmental authorities and self-regulatory bodies regarding their respective businesses. For example, Fifth Third Bank, National Association is currently cooperating with investigations related to several civil investigative demands by a number of state attorneys general regarding the residential solar installation industry and lending practices of credit providers to this market, which includes Dividend Solar Finance, LLC, which the Bank acquired in May 2022. Among these are investigations related to multiple lenders by a coalition of 17 state attorneys general relating to the Chapter 7 bankruptcy filing of one such installer, Power Home Solar, LLC, dba Pink Energy. Dividend Solar Finance, LLC financed installations of Power Home Solar, LLC customers in 11 of the 17 states represented by the coalition. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences or reputational harm to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement. Additionally, in some cases, regulatory authorities may take supervisory actions that are considered to be confidential supervisory information which may not be publicly disclosed.

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of
179 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $107 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

20. Related Party Transactions
The Bancorp maintains written policies and procedures covering related party transactions with principal shareholders, directors and executives of the Bancorp. These policies and procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to approving a loan to a related party, Compliance Risk Management must review and determine whether the transaction requires approval from or a post notification to the Bancorp’s Board of Directors. At December 31, 2023 and 2022, certain directors, executive officers, principal holders of Bancorp common stock and their related interests were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s lending activities with its principal shareholders, directors, executives and their related interests at December 31:

($ in millions)	2023	2022
Commitments to lend, net of participations:
Directors and their affiliated companies	$165	183
Executive officers	3	5
Total	$168	188

Outstanding balance on loans, net of participations and undrawn commitments	$111	85

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

Coforge Business Process Solutions Private Limited
As of December 31, 2023, the Bancorp owns 100% of Fifth Third Mauritius Holdings Limited, which owns 20% of Coforge Business Process Solutions Private Limited (formerly known as SLK Global Solutions Private Limited), and accounts for this investment under the equity method of accounting. During the second quarter of 2021, Coforge Limited acquired a controlling interest in SLK Global Solutions Private Limited. As part of this transaction, the Bancorp sold a 9% interest in SLK Global Solutions Private Limited to Coforge Limited and recognized a gain of $12 million as a result of the transaction. Additionally, during the second quarter of 2023, the Bancorp sold a 20% interest in Coforge Business Process Solutions Private Limited and recognized a gain of $34 million as a result of the transaction. The Bancorp recognized $3 million, $7 million and $3 million in other noninterest income in the Consolidated Statements of Income as part of its equity method investment in Coforge Business Process Solutions Private Limited for the years ended December 31, 2023, 2022 and 2021, respectively. The Bancorp received cash distributions of $4 million, $9 million and $5 million during the years ended December 31, 2023, 2022 and 2021, respectively. The Bancorp’s investment in Coforge Business Process Solutions Private Limited was $8 million and $17 million at December 31, 2023 and 2022, respectively. The Bancorp paid Coforge Business Process Solutions Private Limited $41 million, $26 million and $21 million for their process and software services during the years ended December 31, 2023, 2022 and 2021, respectively, which are included in other noninterest expense in the Consolidated Statements of Income.

CDC investments
The Bancorp holds equity investments in non-consolidated VIEs related to CDC. The Bancorp had loans outstanding to these VIEs of $6 million and $10 million at December 31, 2023 and 2022, respectively, as well as unfunded commitment balances of $12 million and $16 million at December 31, 2023 and 2022, respectively. The Bancorp also held $83 million and $73 million of deposits for these entities at December 31, 2023 and 2022, respectively. For further information on CDC investments, refer to Note 12.
180 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Income Taxes
The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2023	2022	2021
Current income tax expense:
U.S. Federal income taxes	$647	570	657
State and local income taxes	96	126	102
Foreign income taxes	2	11	2
Total current income tax expense	745	707	761
Deferred income tax (benefit) expense:
U.S. Federal income taxes	(81)	(31)	(21)
State and local income taxes	(23)	(29)	8
Foreign income taxes	(2)	—	(1)
Total deferred income tax benefit	(106)	(60)	(14)
Applicable income tax expense	$639	647	747

The current U.S. Federal income taxes above include proportional amortization for qualifying LIHTC investments of $200 million, $189 million and $163 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following is a reconciliation between the statutory U.S. Federal income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2023	2022	2021
Statutory tax rate	21.0%	21.0	21.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	1.9	2.5	2.5
Tax-exempt income	(0.8)	(0.8)	(0.6)
LIHTC investment and other tax benefits	(7.7)	(7.1)	(5.5)
LIHTC investment proportional amortization	6.7	6.1	4.6
Other tax credits	(0.7)	(0.4)	(0.2)
Other, net	1.0	(0.3)	(0.6)
Effective tax rate	21.4%	21.0	21.2

Other tax credits in the rate reconciliation table include New Markets, Rehabilitation Investment, Increasing Research Activities and Qualified Zone Academy Bond tax credits. Tax-exempt income in the rate reconciliation table includes interest on municipal bonds, interest on tax-exempt lending and income on life insurance policies held by the Bancorp.

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits:

($ in millions)	2023	2022	2021
Unrecognized tax benefits at January 1	$94	102	100
Gross increases for tax positions taken during prior period	14	3	10
Gross decreases for tax positions taken during prior period	(5)	(5)	(4)
Gross increases for tax positions taken during current period	15	11	11
Settlements with taxing authorities	(1)	—	—
Lapse of applicable statute of limitations	(20)	(17)	(15)
Unrecognized tax benefits at December 31(a)	$97	94	102
(a)All amounts represent unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

The Bancorp’s unrecognized tax benefits as of December 31, 2023, 2022 and 2021 primarily related to state income tax exposures from taking tax positions where the Bancorp believes it is likely that, upon examination, a state would take a position contrary to the position taken by the Bancorp.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

181 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes are comprised of the following items at December 31:

($ in millions)	2023	2022
Deferred tax assets:
Other comprehensive income	$1,395	$1,595
Allowance for loan and lease losses	488	461
Loan origination fees and costs	195	95
Deferred compensation	114	105
State deferred taxes	43	20
Reserves for unfunded commitments	35	45
Reserves	33	34
Federal net operating loss carryforwards	19	31
State net operating loss carryforwards	11	14
Other	135	136
Total deferred tax assets	$2,468	$2,536
Deferred tax liabilities:
Lease financing	$551	$561
MSRs and related economic hedges	141	120
Goodwill and intangible assets	70	78
Bank premises and equipment	68	66
Investments in joint ventures and partnership interests	58	61
Other	143	101
Total deferred tax liabilities	$1,031	$987
Total net deferred tax asset	$1,437	$1,549

At December 31, 2023 and 2022, the Bancorp’s deferred income taxes included deferred tax assets of $11 million and $14 million, respectively, related to state net operating loss carryforwards. The deferred tax assets relating to state net operating losses are presented net of specific valuation allowances of $5 million at both December 31, 2023 and 2022. If these carryforwards are not utilized, they will expire in varying amounts through 2043.

The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2023 or 2022. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and, based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at December 31, 2023 and 2022 will ultimately be realized. The Bancorp reached this conclusion as it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences, its projected future taxable income and tax-planning strategies.

The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2019 through 2023. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a reasonable period of time. Otherwise, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

Any interest and penalties incurred in connection with income taxes are recorded as a component of applicable income tax expense in the Consolidated Financial Statements. During the years ended December 31, 2023, 2022 and 2021, the Bancorp recognized $2 million, $1 million and $1 million, respectively, of interest expense in connection with income taxes. At December 31, 2023 and 2022, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $10 million and $8 million, respectively. No material liabilities were recorded for penalties related to income taxes.

Retained earnings at both December 31, 2023 and 2022 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.

182 Fifth Third Bancorp

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

The following table summarizes the defined benefit retirement plans as of and for the years ended December 31:

($ in millions)	2023	2022
Fair value of plan assets at January 1	$109	152
Actual return on assets	5	(27)
Contributions	2	2
Settlement	(7)	(11)
Benefits paid	(7)	(7)
Fair value of plan assets at December 31	$102	109
Projected benefit obligation at January 1	$120	176
Interest cost	6	5
Settlement	(7)	(11)
Actuarial loss (gain)	1	(43)
Benefits paid	(7)	(7)
Projected benefit obligation at December 31	$113	120
Underfunded projected benefit obligation at December 31	$(11)	(11)
Accumulated benefit obligation at December 31(a)	$113	120
(a)Since the Plan’s benefits are frozen, the rate of compensation increase is no longer an assumption used to calculate the accumulated benefit obligation. Therefore, the accumulated benefit obligation was the same as the projected benefit obligation at both December 31, 2023 and 2022.

The following table summarizes net periodic benefit cost and other changes in the Plan’s assets and benefit obligations recognized in OCI for the years ended December 31:

($ in millions)	2023	2022	2021
Components of net periodic benefit cost:
Interest cost	$6	5	4
Expected return on assets	(5)	(4)	(4)
Amortization of net actuarial loss	2	3	6
Settlement	2	3	3
Net periodic benefit cost	$5	7	9
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$1	(11)	(5)
Amortization of net actuarial loss	(2)	(3)	(6)
Settlement	(2)	(3)	(3)
Total recognized in other comprehensive income	(3)	(17)	(14)
Total recognized in net periodic benefit cost and other comprehensive income	$2	(10)	(5)

Fair Value Measurements of Plan Assets
The following tables summarize Plan assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements Using(a)
2023 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$7	—	—	7
Debt securities:
U.S. Treasury and federal agencies securities	52	3	—	55
Asset-backed securities and other debt securities(b)	—	40	—	40
Total debt securities	$52	43	—	95
Total Plan assets	$59	43	—	102
(a)For further information on fair value hierarchy levels, refer to Note 1.
(b)Includes corporate bonds.
183 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Debt securities
Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated using pricing models which primarily utilize quoted prices of securities with similar characteristics. Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include federal agencies securities and asset-backed securities and other debt securities.

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

The following table summarizes the weighted-average plan assumptions for the years ended December 31:

	2023	2022	2021
For measuring benefit obligations at year end:
Discount rate	5.04%	5.37	2.85
For measuring net periodic benefit cost:
Discount rate	5.50	3.69	2.26
Expected return on plan assets	5.52	3.91	2.43

Lowering both the expected rate of return on the plan assets and the discount rate by 0.25% would have increased the 2023 pension expense by approximately $1 million.

Based on the actuarial assumptions, the Bancorp expects to contribute $1 million to the Plan in 2024. Estimated pension benefit payments are $13 million for 2024, $13 million for 2025, $12 million for 2026, $12 million for 2027 and $11 million for 2028. The total estimated payments for the years 2029 through 2033 is $44 million.

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

184 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category, with mutual and exchange-traded funds incorporated according to their underlying investments, for the years ended December 31:

	Targeted Range	2023	2022
Equity securities	0-55%	—	—
Fixed-income securities	50-100	90	92
Alternative strategies	0-5	—	—
Cash or cash equivalents	0-100	10	8
Total		100%	100

Plan Management’s objective is to achieve and maintain a fully-funded status of the qualified defined benefit plan while also minimizing the risk of excess assets. As a result, the portfolio assets of the qualified defined benefit plan will continue to increase the weighting of long duration fixed income, or liability matching assets, as the funded status increases. There were no significant concentrations of risk associated with the investments of the Plan at December 31, 2023.

Permitted asset classes of the Plan include cash and cash equivalents, fixed-income (domestic and non-U.S. bonds), equities (U.S., non-U.S., emerging markets and real estate investment trusts), equipment leasing and mortgages. The Plan utilizes derivative instruments including puts, calls, straddles or other option strategies, as approved by management.

Fifth Third Bank, National Association, as Trustee, is expected to manage Plan assets in a manner consistent with the Plan agreement and other regulatory, federal and state laws. The Fifth Third Bank Pension, 401(k) and Medical Plan Committee (the “Committee”) is the plan administrator. The Trustee is required to provide to the Committee monthly and quarterly reports covering a list of Plan assets, portfolio performance, transactions and asset allocation. The Trustee is also required to keep the Committee apprised of any material changes in the Trustee’s outlook and recommended investment policy. There were no fees paid by the Plan for investment management, accounting or administrative services provided by the Trustee for the years ended December 31, 2023, 2022 and 2021.

Other Information on Retirement and Benefit Plans
The Bancorp has a qualified defined contribution savings plan that allows participants to make voluntary 401(k) contributions on a pre-tax or Roth basis, subject to statutory limitations. Expenses recognized for matching contributions to the Bancorp’s qualified defined contribution savings plan were $114 million, $111 million and $108 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Bancorp did not make profit sharing contributions during the years ended December 31, 2023, 2022 and 2021. In addition, the Bancorp has a non-qualified defined contribution plan that allows certain employees to make voluntary contributions into a deferred compensation plan. Expenses recognized by the Bancorp for its non-qualified defined contribution plan were $5 million, $7 million and $5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
185 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the years ended December 31:

	Total OCI			Total AOCI
2023 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during the year	$656	(162)	494
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	1	—	1
Net unrealized losses on available-for-sale debt securities	657	(162)	495	(4,589)	495	(4,094)

Unrealized holding losses on cash flow hedge derivatives arising during the year	(171)	40	(131)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	334	(77)	257
Net unrealized losses on cash flow hedge derivatives	163	(37)	126	(498)	126	(372)

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	4	(1)	3
Defined benefit pension plans, net	3	(1)	2	(19)	2	(17)

Other	—	—	—	(4)	—	(4)
Total	$823	(200)	623	(5,110)	623	(4,487)

	Total OCI			Total AOCI
2022 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during the year	$(7,194)	1,716	(5,478)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(2)	—	(2)
Net unrealized losses on available-for-sale debt securities	(7,196)	1,716	(5,480)	891	(5,480)	(4,589)

Unrealized holding losses on cash flow hedge derivatives arising during the year	(1,006)	232	(774)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(99)	22	(77)
Net unrealized losses on cash flow hedge derivatives	(1,105)	254	(851)	353	(851)	(498)

Net actuarial gain arising during the year	11	(2)	9
Reclassification of amounts to net periodic benefit costs	6	(1)	5
Defined benefit pension plans, net	17	(3)	14	(33)	14	(19)

Other	—	—	—	(4)	—	(4)
Total	$(8,284)	1,967	(6,317)	1,207	(6,317)	(5,110)
186 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total OCI			Total AOCI
2021 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during the year	$(1,366)	323	(1,043)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	4	(1)	3
Net unrealized gains on available-for-sale debt securities	(1,362)	322	(1,040)	1,931	(1,040)	891

Unrealized holding losses on cash flow hedge derivatives arising during the year	(185)	43	(142)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(293)	70	(223)
Net unrealized gains on cash flow hedge derivatives	(478)	113	(365)	718	(365)	353

Net actuarial gain arising during the year	5	(1)	4
Reclassification of amounts to net periodic benefit costs	9	(2)	7
Defined benefit pension plans, net	14	(3)	11	(44)	11	(33)

Other	—	—	—	(4)	—	(4)
Total	$(1,826)	432	(1,394)	2,601	(1,394)	1,207

The table below presents reclassifications out of AOCI for the years ended December 31:

($ in millions)	Consolidated Statements of Income Caption	2023	2022	2021
Net unrealized (losses) gains on available-for-sale debt securities:(a)
Net (losses) gains included in net income	Securities gains (losses), net	$(1)	2	(4)
	Income before income taxes	(1)	2	(4)
	Applicable income tax expense	—	—	1
	Net income	(1)	2	(3)
Net unrealized (losses) gains on cash flow hedge derivatives:(a)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	(334)	99	293
	Income before income taxes	(334)	99	293
	Applicable income tax expense	77	(22)	(70)
	Net income	(257)	77	223
Net periodic benefit costs:(a)
Amortization of net actuarial loss	Compensation and benefits(b)	(2)	(3)	(6)
Settlements	Compensation and benefits(b)	(2)	(3)	(3)
	Income before income taxes	(4)	(6)	(9)
	Applicable income tax expense	1	1	2
	Net income	(3)	(5)	(7)
Total reclassifications for the period	Net income	$(261)	74	213
(a)Amounts in parentheses indicate reductions to net income.
(b)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 22 for information on the computation of net periodic benefit cost.

187 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24. Common, Preferred and Treasury Stock
The table presents a summary of the share activity within common, preferred and treasury stock for the years ended:

	Common Stock		Preferred Stock		Treasury Stock
($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares
December 31, 2020	$2,051	923,892,581	$2,116	278,000	$(5,676)	211,132,256
Shares acquired for treasury	—	—	—	—	(1,393)	35,652,079
Impact of stock transactions under stock compensation plans, net	—	—	—	—	44	(5,621,878)
Other	—	—	—	—	1	(47,540)
December 31, 2021	$2,051	923,892,581	$2,116	278,000	$(7,024)	241,114,917
Shares acquired for treasury	—	—	—	—	(100)	3,079,462
Impact of stock transactions under stock compensation plans, net	—	—	—	—	21	(3,687,834)
Other	—	—	—	—	—	156
December 31, 2022	$2,051	923,892,581	$2,116	278,000	$(7,103)	240,506,701
Shares acquired for treasury	—	—	—	—	(201)	5,589,996
Impact of stock transactions under stock compensation plans, net	—	—	—	—	42	(3,328,926)
December 31, 2023	$2,051	923,892,581	$2,116	278,000	$(7,262)	242,767,771

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

Preferred Stock—Class B, Series A
On August 26, 2019, the Bancorp issued 200,000 shares of 6.00% non-cumulative perpetual Class B preferred stock, Series A. Each preferred share has a $1,000 liquidation preference. These shares were issued to the holders of MB Financial, Inc.’s 6.00% non-cumulative perpetual preferred stock, Series C, in conjunction with the merger of MB Financial, Inc. with and into Fifth Third Bancorp. The newly issued shares of Class B preferred stock, Series A were recognized by the Bancorp at the carrying value previously assigned to the MB Financial, Inc. Series C preferred stock prior to the transaction. Subject to any required regulatory approval, the Bancorp may redeem the shares of Class B preferred stock, Series A at its option, in whole or in part, at any time on any dividend payment due date and may redeem, in whole but not in part, within 90 days following a regulatory capital treatment event.

Preferred Stock—Series J
On June 5, 2014, the Bancorp issued, in a registered public offering, 300,000 depositary shares, representing 12,000 shares of 4.90% fixed to floating-rate non-cumulative Series J perpetual preferred stock, for net proceeds of $297 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrued dividends, on a non-cumulative semi-annual basis, at an annual rate of 4.90% through but excluding September 30, 2019, at which time it converted to a quarterly floating-rate dividend of three-month LIBOR plus 3.129%. Pursuant to LIBOR transition, it later converted from a reference rate of three-month LIBOR to a reference rate of three-month CME Term SOFR on
188 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023. Following this conversion, the quarterly floating-rate dividend is three-month CME Term SOFR plus 3.129% plus the tenor spread adjustment of 0.26161%. Subject to any required regulatory approval, the Bancorp may redeem the Series J preferred shares at its option, in whole or in part, at any time. The Series J preferred shares are not convertible into Bancorp common shares or any other securities.

Preferred Stock—Series I
On December 9, 2013, the Bancorp issued, in a registered public offering, 18,000,000 depositary shares, representing 18,000 shares of 6.625% fixed to floating-rate non-cumulative Series I perpetual preferred stock, for net proceeds of $441 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrued dividends, on a non-cumulative quarterly basis, at an annual rate of 6.625% through but excluding December 31, 2023, at which time it converted to a quarterly floating-rate dividend of three-month CME Term SOFR plus 3.71% plus the tenor spread adjustment of 0.26161%. Subject to any required regulatory approval, the Bancorp may redeem the Series I preferred shares at its option in whole or in part, at any time. The Series I preferred shares are not convertible into Bancorp common shares or any other securities.

Preferred Stock—Series H
On May 16, 2013, the Bancorp issued, in a registered public offering, 600,000 depositary shares, representing 24,000 shares of 5.10% fixed to floating-rate non-cumulative Series H perpetual preferred stock, for net proceeds of $593 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrued dividends, on a non-cumulative semi-annual basis, at an annual rate of 5.10% through but excluding June 30, 2023, at which time it converted to a quarterly floating-rate dividend of three-month LIBOR plus 3.033%. Pursuant to LIBOR transition, it later converted from a reference rate of three-month LIBOR to a reference rate of three-month CME Term SOFR on September 30, 2023. Following this conversion, the quarterly floating-rate dividend is three-month CME Term SOFR plus 3.033% plus the tenor spread adjustment of 0.26161%. Subject to any required regulatory approval, the Bancorp may redeem the Series H preferred shares at its option in whole or in part, at any time. The Series H preferred shares are not convertible into Bancorp common shares or any other securities.

Treasury Stock
In June of 2019, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions and to utilize any derivative or similar instrument to effect share repurchase transactions.

Under this authorization, the Bancorp entered into and settled accelerated share repurchase transactions during the years ended December 31, 2023 and 2022. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions: (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into and settled during the years ended December 31, 2023 and 2022:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
December 8, 2022	$100	2,636,476	442,986	3,079,462	December 19, 2022
January 24, 2023	200	4,911,875	678,121	5,589,996	March 6, 2023

189 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
25. Stock-Based Compensation
Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to executives, directors and key employees of the Bancorp and its subsidiaries. The 2021 Incentive Compensation Plan was approved by shareholders on April 13, 2021 and authorized the issuance of up to 50 million shares as equity compensation. The plan authorizes the issuance of SARs, RSAs, RSUs, stock options, performance share or unit awards, dividend or dividend equivalent rights and stock awards. As of December 31, 2023, there were 24.7 million shares available for future issuance. Based on total stock-based awards outstanding (including SARs, RSUs, stock options and PSAs) and shares remaining for future grants under the 2021 Incentive Compensation Plan, the potential dilution to which the Bancorp’s common shareholders are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp and its subsidiaries is 6%. SARs, RSUs, stock options and PSAs outstanding represent 3% of the Bancorp’s issued shares at December 31, 2023.

All of the Bancorp’s stock-based awards are to be settled with stock. The Bancorp has historically used treasury stock to settle stock-based awards, when available. SARs, issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have terms up to ten years and vest and typically become exercisable ratably over a three year period of continued employment. The Bancorp does not grant discounted SARs or stock options, re-price previously granted SARs or stock options or grant reload stock options. RSUs are typically released after three or four years or ratably over three or four years of continued employment and receive dividend equivalents. Dividend equivalents are accrued and paid in cash when the underlying shares are distributed, except for certain RSUs which have the rights to receive dividend equivalents paid in cash at each dividend payment date. Stock options were previously issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, had up to ten year terms and vested and became fully exercisable ratably over a three or four-year period of continued employment. For PSAs that are eligible to receive dividend equivalents, the accrued cash dividends are adjusted by the payout percentage achieved on the underlying awards. PSAs have three-year cliff vesting terms with performance conditions as defined by the plan. All of the Bancorp’s executive stock-based awards contain an annual performance hurdle of 2% return on tangible common equity. If this threshold is not met in any one of the three years during the performance period, one-third of PSAs are forfeited. Additionally, if this threshold is not met, all SARs and RSUs that would vest in the next year may also be forfeited at the discretion of the Human Capital and Compensation Committee of the Board of Directors. The Bancorp met this threshold as of December 31, 2023.

Stock-based compensation expense was $169 million, $165 million and $120 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in compensation and benefits expense in the Consolidated Statements of Income. The total related income tax benefit recognized was $35 million, $34 million and $25 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Stock Appreciation Rights
The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant.

The weighted-average assumptions were as follows for the years ended December 31:

	2023	2022	2021
Expected life (in years)	7	7	7
Expected volatility	31%	31	29
Expected dividend yield	3.6	3.4	3.2
Risk-free interest rate	3.8	2.7	0.9

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

The grant-date fair value of SARs is measured using the Black-Scholes option-pricing model. The weighted-average grant-date fair value of SARs granted was $10.49, $12.76 and $7.84 per share for the years ended December 31, 2023, 2022 and 2021, respectively. The total grant-date fair value of SARs that vested during the years ended December 31, 2023, 2022 and 2021 was $3 million, $2 million and $8 million, respectively.

At December 31, 2023, there was $2 million of stock-based compensation expense related to outstanding SARs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2023 of 1.6 years.

190 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes SARs activity for the years ended December 31:

	2023		2022		2021
SARs (in thousands, except per share data)	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share
Outstanding at January 1	9,112	$22.22	11,185	$20.47	19,258	$18.83
Granted	253	37.19	304	46.96	322	33.53
Exercised	(2,011)	18.42	(2,358)	17.05	(8,367)	17.20
Forfeited or expired	(23)	40.36	(19)	30.43	(28)	23.01
Outstanding at December 31	7,331	$23.72	9,112	$22.22	11,185	$20.47
Exercisable at December 31	6,796	$22.44	8,487	$20.97	10,515	$19.80

The following table summarizes outstanding and exercisable SARs by grant price per share at December 31, 2023:

	Outstanding SARs			Exercisable SARs
SARs (in thousands, except per share data)	Number of SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Number of SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)
$10.01-$20.00	3,373	$17.98	1.8	3,373	$17.98	1.8
$20.01-$30.00	2,926	25.27	2.7	2,926	25.27	2.7
$30.01-$40.00	789	34.57	7.1	413	33.36	5.8
Over $40.00	243	49.51	8.1	84	49.51	8.1
All SARs	7,331	$23.72	3.0	6,796	$22.44	2.5

Restricted Stock Units
The total grant-date fair value of RSUs that were released during the years ended December 31, 2023, 2022 and 2021 was $130 million, $110 million and $99 million, respectively. At December 31, 2023, there was $174 million of stock-based compensation expense related to outstanding RSUs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2023 of 2.3 years.

The following table summarizes RSUs activity for the years ended December 31:

	2023		2022		2021
RSUs (in thousands, except per unit data)	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at January 1	9,906	$38.04	9,487	$30.67	9,466	$28.38
Granted	4,763	34.94	4,682	47.11	4,186	34.25
Released	(3,696)	35.04	(3,608)	30.54	(3,432)	28.87
Forfeited	(608)	38.75	(655)	37.12	(733)	29.80
Outstanding at December 31	10,365	$37.63	9,906	$38.04	9,487	$30.67

The following table summarizes outstanding RSUs by grant-date fair value per unit at December 31, 2023:

	Outstanding RSUs
RSUs (in thousands)	Units	Weighted-Average Remaining Contractual Life (in years)
Under $25.00	719	0.8
$25.01-$30.00	1,059	0.7
$30.01-$35.00	1,651	0.7
$35.01-$40.00	4,281	1.5
$40.01-$45.00	150	0.9
$45.01 and over	2,505	1.1
All RSUs	10,365	1.2

191 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
There were no stock options granted during the years ended December 31, 2023, 2022 and 2021. The Bancorp generally utilizes the Black-Scholes option pricing model to measure the fair value of stock option grants.

The total intrinsic value of stock options exercised was $1 million, $2 million and $7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cash received from stock options exercised was $1 million, $1 million and $6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The tax benefit realized from exercised stock options was immaterial for both the years ended December 31, 2023 and 2022 and $1 million for the year ended December 31, 2021. No stock options vested during the year ended December 31, 2023 and an immaterial amount of stock options vested during both the years ended December 31, 2022 and 2021. As of December 31, 2023, the aggregate intrinsic value of both outstanding stock options and exercisable stock options was $3 million.

The following table summarizes stock options activity for the years ended December 31:

	2023		2022		2021
Stock Options (in thousands, except per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding at January 1	312	$21.65	409	$21.51	793	$20.81
Exercised	(86)	21.97	(97)	21.06	(384)	20.06
Forfeited or expired	(2)	27.71	—	—	—	—
Outstanding at December 31	224	$21.45	312	$21.65	409	$21.51
Exercisable at December 31	224	$21.45	312	$21.65	386	$21.31

The following table summarizes outstanding and exercisable stock options by exercise price per share at December 31, 2023:

	Outstanding Stock Options			Exercisable Stock Options
Stock Options (in thousands, except per share data)	Number of Options	Weighted-Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Number of Options	Weighted-Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)
Under $10.00	2	$8.98	2.6	2	$8.98	2.6
$10.01-$20.00	136	18.59	1.4	136	18.59	1.4
$20.01-$30.00	86	26.26	3.2	86	26.26	3.2
All stock options	224	$21.45	2.1	224	$21.45	2.1

Other Stock-Based Compensation
PSAs are payable contingent upon the Bancorp achieving certain predefined performance targets over a three-year measurement period. Depending on performance, between zero and 1.1 million shares may be released to settle the PSAs outstanding at December 31, 2023 once the applicable performance periods are completed. Awards granted during the years ended December 31, 2023, 2022 and 2021 will be entirely settled in stock. The performance targets are based on the Bancorp’s performance relative to a defined peer group. PSAs use a performance-based metric based on return on tangible common equity in relation to peers. During the years ended December 31, 2023, 2022 and 2021, approximately 256 thousand, 288 thousand and 251 thousand PSAs, respectively, were granted by the Bancorp. These awards were granted at a weighted-average grant-date fair value of $37.19, $47.03 and $33.53 per unit during the years ended December 31, 2023, 2022 and 2021, respectively.

The Bancorp sponsors an employee stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2023, 2022 and 2021, there were approximately 768 thousand, 520 thousand and 470 thousand shares, respectively, purchased by participants. The Bancorp recognized expense of $2 million in each of the years ended December 31, 2023, 2022 and 2021 related to this plan. This expense is included in compensation and benefits expense in the Consolidated Statements of Income. As of December 31, 2023, there were approximately 2.0 million shares available for future issuance, which represents the remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1.5 million shares approved by shareholders on March 28, 2007 and an additional 12 million shares approved by shareholders on April 21, 2009.
192 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26. Other Noninterest Income and Other Noninterest Expense
The following table presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2023	2022	2021
Other noninterest income:
BOLI income	$61	64	61
Cardholder fees	56	54	50
Equity method investment income	52	22	30
Private equity investment income	44	70	81
Banking center income	25	24	23
Income from the TRA associated with Worldpay, Inc.	22	46	46
Consumer loan fees	20	19	17
Gains on contract sales	2	3	62
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(94)	(84)	(86)
Other, net	19	47	48
Total other noninterest income	$207	265	332
Other noninterest expense:
FDIC insurance and other taxes	$385	132	114
Loan and lease	133	167	217
Losses and adjustments	91	91	69
Data processing	87	82	79
Dues and subscriptions	61	58	55
Travel	56	60	34
Professional service fees	53	54	63
Securities recordkeeping	50	48	52
Cash and coin processing	48	44	39
Postal and courier	46	40	37
Intangible amortization	43	47	44
Other, net	184	145	148
Total other noninterest expense	$1,237	968	951

193 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
27. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the years ended December 31:

	2023			2022			2021
($ in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$2,212			2,330			2,659
Less: Income allocated to participating securities	—			2			7
Net income allocated to common shareholders	$2,212	684	3.23	2,328	689	3.38	2,652	702	3.78
Earnings Per Diluted Share:
Net income available to common shareholders	$2,212			2,330			2,659
Effect of dilutive securities:
Stock-based awards	—	4		—	6		—	9
Net income available to common shareholders plus assumed conversions	2,212			2,330			2,659
Less: Income allocated to participating securities	—			2			7
Net income allocated to common shareholders plus assumed conversions	$2,212	688	3.22	2,328	695	3.35	2,652	711	3.73

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the years ended December 31, 2023, 2022 and 2021 excludes 6 million, 3 million and an immaterial amount shares, respectively, of stock-based awards because their inclusion would have been anti-dilutive.
194 Fifth Third Bancorp

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

	Fair Value Measurements Using
December 31, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$4,336	—	—	4,336
Obligations of states and political subdivisions securities	—	2	—	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	10,282	—	10,282
Agency commercial mortgage-backed securities	—	25,720	—	25,720
Non-agency commercial mortgage-backed securities	—	4,445	—	4,445
Asset-backed securities and other debt securities	—	4,912	—	4,912
Available-for-sale debt and other securities(a)	4,336	45,361	—	49,697
Trading debt securities:
U.S. Treasury and federal agencies securities	640	7	—	647
Obligations of states and political subdivisions securities	—	39	—	39
Agency residential mortgage-backed securities	—	6	—	6
Asset-backed securities and other debt securities	—	207	—	207
Trading debt securities	640	259	—	899
Equity securities	600	13	—	613
Residential mortgage loans held for sale	—	334	—	334
Residential mortgage loans(b)	—	—	116	116
Servicing rights	—	—	1,737	1,737
Derivative assets:
Interest rate contracts	—	977	6	983
Foreign exchange contracts	—	643	—	643
Commodity contracts	205	846	—	1,051
Derivative assets(c)	205	2,466	6	2,677
Total assets	$5,781	48,433	1,859	56,073
Liabilities:
Derivative liabilities:
Interest rate contracts	$5	1,202	6	1,213
Foreign exchange contracts	—	600	—	600
Equity contracts	—	—	168	168
Commodity contracts	28	990	—	1,018
Derivative liabilities(d)	33	2,792	174	2,999
Short positions:
U.S. Treasury and federal agencies securities	31	—	—	31
Asset-backed securities and other debt securities	—	76	—	76
Short positions(d)	31	76	—	107
Total liabilities	$64	2,868	174	3,106
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $224, $496 and $2, respectively, at December 31, 2023.
(b)Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)Included in other assets in the Consolidated Balance Sheets.
(d)Included in other liabilities in the Consolidated Balance Sheets.
195 Fifth Third Bancorp

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
196 Fifth Third Bancorp

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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. As of December 31, 2023 and 2022, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the Bancorp’s IRLCs at December 31, 2023 was $5 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $1 million and $3 million, respectively. Immediate increases in current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $2 million and $3 million, respectively. An immediate 10% or 20% change in loan closing rates, either adverse or favorable, would not have a material impact on the fair value of IRLCs as of December 31, 2023. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

197 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2023 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$123	1,746	(1)	(195)	1,673
Total (losses) gains (realized/unrealized):(b)
Included in earnings	2	(105)	53	(94)	(144)
Purchases/originations	—	96	(3)	—	93
Settlements	(15)	—	(49)	121	57
Transfers into Level 3(c)	6	—	—	—	6
Balance, end of period	$116	1,737	—	(168)	1,685
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2023	$2	(28)	5	(94)	(115)
(a)Net interest rate derivatives include $6 for both derivative assets and liabilities as of December 31, 2023.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at December 31, 2023.
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

198 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 as follows:

($ in millions)	2023	2022	2021
Mortgage banking net revenue	$(54)	177	9
Commercial banking revenue	4	4	3
Other noninterest income	(94)	(84)	(86)
Total (losses) gains	$(144)	97	(74)

The total losses and gains included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at December 31, 2023, 2022 and 2021 were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2023	2022	2021
Mortgage banking net revenue	$(25)	295	88
Commercial banking revenue	4	4	3
Other noninterest income	(94)	(84)	(86)
Total (losses) gains	$(115)	215	5

The following tables present information about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of December 31, 2023 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$116	Loss rate model	Interest rate risk factor	(23.4)	-	3.4%		(11.6)%	(a)
			Credit risk factor	—	-	0.6%		0.2%	(a)
							(Fixed)	5.9%	(b)
Servicing rights	1,737	DCF	Prepayment speed	—	-	100.0%	(Adjustable)	20.3%	(b)
							(Fixed)	569	(b)
			OAS (bps)	477	-	1,447	(Adjustable)	1,016	(b)
IRLCs, net	5	DCF	Loan closing rates	20.9	-	96.0%		82.3%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(168)	DCF	Timing of the resolution of the Covered Litigation	Q4 2024	-	Q1 2027		Q4 2025	(d)
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

199 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of December 31, 2023 and 2022, and for which a nonrecurring fair value adjustment was recorded during the years ended December 31, 2023 and 2022, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total Losses
As of December 31, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2023
Commercial loans held for sale	$—	—	1	1	—
Commercial loans and leases	—	—	163	163	(162)
Consumer and residential mortgage loans	—	—	189	189	(12)
OREO	—	—	18	18	(8)
Bank premises and equipment	—	—	15	15	(2)
Operating lease equipment	—	—	2	2	—
Private equity investments	—	—	—	—	(2)
Total	$—	—	388	388	(186)

	Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2022
Commercial loans held for sale	$—	—	40	40	(1)
Commercial loans and leases	—	—	162	162	(83)
Consumer and residential mortgage loans	—	—	109	109	1
OREO	—	—	3	3	—
Bank premises and equipment	—	—	19	19	(9)
Operating lease equipment	—	—	1	1	(2)
Private equity investments	—	9	1	10	(8)
Total	$—	9	335	344	(102)

The following tables present information as of December 31, 2023 and 2022 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of December 31, 2023 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$1	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	163	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	189	Appraised value	Collateral value	NM	NM
OREO	18	Appraised value	Appraised value	NM	NM
Bank premises and equipment	15	Appraised value	Appraised value	NM	NM
Operating lease equipment	2	Appraised value	Appraised value	NM	NM
Private equity investments	—	Comparable company analysis	Market comparable transactions	NM	NM

As of December 31, 2022 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$40	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	162	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	109	Appraised value	Collateral value	NM	NM
OREO	3	Appraised value	Appraised value	NM	NM
Bank premises and equipment	19	Appraised value	Appraised value	NM	NM
Operating lease equipment	1	Appraised value	Appraised value	NM	NM
Private equity investments	1	Comparable company analysis	Market comparable transactions	NM	NM

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the years ended December 31, 2023 and 2022, resulting in negative fair value adjustments of an immaterial amount and $1 million during the years ended December 31, 2023 and 2022, respectively. These valuations were based on quoted prices for similar assets in active markets (Level 2 of the valuation hierarchy), appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised values of the assets (Level 3 of the valuation hierarchy). The Bancorp recognized an immaterial amount of gains and losses on the sale of certain commercial loans held for sale during the years ended December 31, 2023 and 2022.
200 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio loans and leases
During the years ended December 31, 2023 and 2022, the Bancorp recorded nonrecurring adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the amortized cost basis of the loan or lease exceeds the estimated net realizable value of the collateral, then an ALLL is recognized, or a charge-off once the remaining amount is considered uncollectible.

OREO
During the years ended December 31, 2023 and 2022, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses include $8 million recorded as negative fair value adjustments and an immaterial amount recorded as positive fair value adjustments for the years ended December 31, 2023 and 2022, respectively, recorded upon the transfer, or subsequent to the transfer, of properties to OREO. These losses also included an immaterial amount in losses recorded as charge-offs on new OREO properties transferred from loans for both the years ended December 31, 2023 and 2022.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp did not recognize gains during the year ended December 31, 2023 and recognized gains of $4 million during the year ended December 31, 2022, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of December 31, 2023 includes a cumulative $40 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairment charges of $2 million and $12 million during the years ended December 31, 2023 and 2022, respectively. The carrying value of the Bancorp’s private equity investments still held as of December 31, 2023 includes a cumulative $15 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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
201 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value.

Fair value changes recognized in earnings for residential mortgage loans held at December 31, 2023 and 2022 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included losses of $6 million and $10 million, respectively. These losses are reported in mortgage banking net revenue in the Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount and $1 million at December 31, 2023 and 2022, respectively. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2023
Residential mortgage loans measured at fair value	$450	456	(6)
Past due loans of 30-89 days	1	1	—
Nonaccrual loans	2	2	—
December 31, 2022
Residential mortgage loans measured at fair value	$723	733	(10)
Past due loans of 30-89 days	1	1	—
Nonaccrual loans	2	2	—

The Bancorp may invest in certain hybrid financial instruments with embedded derivatives that are not clearly and closely related to the host contracts. The Bancorp elected to measure the entire instrument at fair value with changes in fair value recognized in earnings. The Bancorp did not hold these investments as of December 31, 2023 and 2022. Fair value changes recognized in earnings included gains of zero and $11 million for the years ended December 31, 2023 and 2022, respectively, reported in securities gains (losses), net in the Consolidated Statements of Income.
202 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2023 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$3,142	3,142	—	—	3,142
Other short-term investments	22,082	22,082	—	—	22,082
Other securities	722	—	722	—	722
Held-to-maturity securities	2	—	—	2	2
Loans and leases held for sale	44	—	—	44	44
Portfolio loans and leases:
Commercial loans and leases	71,616	—	—	71,766	71,766
Consumer and residential mortgage loans	43,180	—	—	41,410	41,410
Total portfolio loans and leases, net	$114,796	—	—	113,176	113,176
Financial liabilities:
Deposits	$168,912	—	168,873	—	168,873
Federal funds purchased	193	193	—	—	193
Other short-term borrowings	2,861	—	2,872	—	2,872
Long-term debt	16,418	14,481	1,903	—	16,384

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2022 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$3,466	3,466	—	—	3,466
Other short-term investments	8,351	8,351	—	—	8,351
Other securities	874	—	874	—	874
Held-to-maturity securities	5	—	—	5	5
Loans and leases held for sale	407	—	—	414	414
Portfolio loans and leases:
Commercial loans and leases	75,262	—	—	75,104	75,104
Consumer and residential mortgage loans	43,901	—	—	42,193	42,193
Total portfolio loans and leases, net	$119,163	—	—	117,297	117,297
Financial liabilities:
Deposits	$163,690	—	163,634	—	163,634
Federal funds purchased	180	180	—	—	180
Other short-term borrowings	4,838	—	4,829	—	4,829
Long-term debt	13,778	13,218	411	—	13,629

203 Fifth Third Bancorp

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

The Bancorp and its banking subsidiary, Fifth Third Bank, National Association, had CET1 capital, Tier 1 risk-based capital, Total risk-based capital and Leverage ratios above the “well-capitalized” levels at both December 31, 2023 and 2022. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s banking subsidiary must, among other things, maintain “well-capitalized” capital ratios.

The following table presents capital and risk-based capital and leverage ratios for the Bancorp and its banking subsidiary at December 31:

	2023		2022
($ in millions)	Amount	Ratio	Amount	Ratio
CET1 capital:
Fifth Third Bancorp	$16,800	10.29%	$15,670	9.28%
Fifth Third Bank, National Association	20,147	12.42	18,952	11.31
Tier 1 risk-based capital:
Fifth Third Bancorp	18,916	11.59	17,786	10.53
Fifth Third Bank, National Association	20,147	12.42	18,952	11.31
Total risk-based capital:
Fifth Third Bancorp	22,400	13.72	21,606	12.79
Fifth Third Bank, National Association	22,463	13.85	21,463	12.81
Leverage:(a)
Fifth Third Bancorp	18,916	8.73	17,786	8.56
Fifth Third Bank, National Association	20,147	9.38	18,952	9.23
(a)Quarterly average assets are a component of the Leverage ratio and for this purpose do not include goodwill and any other intangible assets and other investments that the U.S. banking agencies determine should be deducted from Tier 1 capital.
204 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30. Parent Company Financial Statements

Condensed Statements of Income (Parent Company Only)
For the years ended December 31 ($ in millions)	2023	2022	2021
Income
Dividends from consolidated nonbank subsidiaries(a)	$1,819	165	3,040
Securities gains (losses), net	4	(9)	1
Interest	63	11	11
Total income	1,886	167	3,052
Expenses
Interest	525	311	250
Other	39	19	30
Total expenses	564	330	280
Income (Loss) Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	1,322	(163)	2,772
Applicable income tax benefit	(112)	(76)	(62)
Income (Loss) Before Equity in Undistributed Earnings of Subsidiaries	1,434	(87)	2,834
Equity in undistributed earnings	915	2,533	(64)
Net Income Attributable to Bancorp	$2,349	2,446	2,770
Other Comprehensive Income	—	—	—
Comprehensive Income Attributable to Bancorp	$2,349	2,446	2,770
(a)Includes dividends paid by the Bancorp’s indirect banking subsidiary to the Bancorp’s direct nonbank subsidiary holding company of $1.8 billion and $3.0 billion for the years ended December 31, 2023 and 2021, respectively. The Bancorp’s indirect banking subsidiary did not pay dividends during the year ended December 31, 2022.

Condensed Balance Sheets (Parent Company Only)
As of December 31 ($ in millions)	2023	2022
Assets
Cash	$120	120
Other short-term investments	6,500	5,667
Available-for-sale debt and other securities	1,000	1,000
Equity securities	34	34
Loans to nonbank subsidiaries	—	60
Investment in nonbank subsidiaries	21,998	20,256
Goodwill	80	80
Other assets	179	326
Total Assets	$29,911	27,543
Liabilities
Other short-term borrowings	$—	121
Accrued expenses and other liabilities	631	764
Long-term debt (external)	10,108	9,331
Total Liabilities	$10,739	10,216
Equity
Common stock	$2,051	2,051
Preferred stock	2,116	2,116
Capital surplus	3,757	3,684
Retained earnings	22,997	21,689
Accumulated other comprehensive loss	(4,487)	(5,110)
Treasury stock	(7,262)	(7,103)
Total Equity	19,172	17,327
Total Liabilities and Equity	$29,911	27,543
205 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows (Parent Company Only)
For the years ended December 31 ($ in millions)	2023	2022	2021
Operating Activities
Net income	$2,349	2,446	2,770
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	7	7	7
Provision for (benefit from) deferred income taxes	1	(3)	(1)
Securities (gains) losses, net	(4)	9	(1)
Equity in undistributed earnings	(915)	(2,533)	64
Net change in:
Equity securities	4	6	1
Other assets	147	(115)	(40)
Accrued expenses and other liabilities	(126)	45	(80)
Net Cash Provided by (Used in) Operating Activities	1,463	(138)	2,720
Investing Activities
Proceeds from maturities of securities issued by subsidiary	1,000	—	—
Purchase of securities issued by subsidiary	(1,000)	(1,000)	—
Net change in:
Other short-term investments	(833)	567	(656)
Loans to nonbank subsidiaries	60	132	158
Net Cash Used in Investing Activities	(773)	(301)	(498)
Financing Activities
Net change in other short-term borrowings	(121)	(240)	(89)
Proceeds from issuance of long-term debt	1,244	2,986	498
Repayment of long-term debt	(500)	(1,200)	(250)
Dividends paid on common and preferred stock	(1,060)	(927)	(897)
Repurchase of treasury stock and related forward contract	(200)	(100)	(1,393)
Other, net	(53)	(82)	(89)
Net Cash (Used in) Provided by Financing Activities	(690)	437	(2,220)
(Decrease) Increase in Cash	—	(2)	2
Cash at Beginning of Period	120	122	120
Cash at End of Period	$120	120	122

206 Fifth Third Bancorp

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

Wealth and Asset Management provides a full range of wealth management solutions for individuals, companies and not-for-profit organizations, including wealth planning, investment management, banking, insurance, trust and estate services. These offerings include retail brokerage services for individual clients, advisory services for institutional clients including middle market businesses, non-profits, states and municipalities, and wealth management strategies and products for high net worth and ultra-high net worth clients.

207 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the results of operations and assets by business segment for the years ended December 31:

2023 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$3,812	5,207	360	(3,552)		—		5,827
Provision for credit losses	12	303	1	199		—		515
Net interest income after provision for credit losses	3,800	4,904	359	(3,751)		—		5,312
Noninterest income:
Commercial banking revenue	619	4	1	—		—		624
Wealth and asset management revenue	2	216	549	—		(186)	(a)	581
Service charges on deposits	371	208	1	(3)		—		577
Card and processing revenue	92	312	2	10		—		416
Mortgage banking net revenue	—	250	—	—		—		250
Leasing business revenue	208	—	—	—		—		208
Other noninterest income(b)	73	115	2	17		—		207
Securities gains (losses), net	(9)	—	—	27		—		18
Securities losses, net - non-qualifying hedges on MSRs	—	—	—	—		—		—
Total noninterest income	1,356	1,105	555	51		(186)		2,881
Noninterest expense:
Compensation and benefits	654	878	220	942		—		2,694
Technology and communications	14	27	1	422		—		464
Net occupancy expense(c)	41	209	12	69		—		331
Equipment expense	29	44	—	75		—		148
Marketing expense	3	70	1	52		—		126
Leasing business expense	121	—	—	—		—		121
Card and processing expense	11	76	1	(4)		—		84
Other noninterest expense	1,130	1,211	326	(1,244)		(186)		1,237
Total noninterest expense	2,003	2,515	561	312		(186)		5,205
Income (loss) before income taxes	3,153	3,494	353	(4,012)		—		2,988
Applicable income tax expense (benefit)	594	733	74	(762)		—		639
Net income (loss)	2,559	2,761	279	(3,250)		—		2,349
Total goodwill	$2,324	2,369	226	—		—		4,919
Total assets	$77,640	88,144	10,891	37,899	(d)	—		214,574
(a)Revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking are eliminated in the Consolidated Statements of Income.
(b)Includes impairment charges of $1 recorded in Consumer and Small Business Banking and $1 recorded in General Corporate and Other for bank premises and equipment. For more information, refer to Note 7 and Note 28.
(c)Includes impairment losses and termination charges of $2 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(d)Includes bank premises and equipment of $19 classified as held for sale. For more information, refer to Note 7.

208 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022 ($ in millions)	Commercial Banking		Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$2,542		3,131	262	(326)		—		5,609
Provision for credit losses	33		139	—	391		—		563
Net interest income after provision for credit losses	2,509		2,992	262	(717)		—		5,046
Noninterest income:
Commercial banking revenue	563		3	1	(2)		—		565
Wealth and asset management revenue	3		204	540	—		(177)	(a)	570
Service charges on deposits	372		216	1	—		—		589
Card and processing revenue	87		308	2	12		—		409
Mortgage banking net revenue	—		214	1	—		—		215
Leasing business revenue	237	(c)	—	—	—		—		237
Other noninterest income(b)	111		110	—	44		—		265
Securities losses, net	(33)		—	—	(49)		—		(82)
Securities losses, net -non-qualifying hedges on MSRs	—		(2)	—	—		—		(2)
Total noninterest income	1,340		1,053	545	5		(177)		2,766
Noninterest expense:
Compensation and benefits	639		828	218	869		—		2,554
Technology and communications	11		22	1	382		—		416
Net occupancy expense(d)	40		196	13	58		—		307
Equipment expense	27		38	—	80		—		145
Marketing expense	5		58	1	54		—		118
Leasing business expense	131		—	—	—		—		131
Card and processing expense	11		72	1	(4)		—		80
Other noninterest expense	959		1,175	322	(1,311)		(177)		968
Total noninterest expense	1,823		2,389	556	128		(177)		4,719
Income (loss) before income taxes	2,026		1,656	251	(840)		—		3,093
Applicable income tax expense (benefit)	377		347	53	(130)		—		647
Net income (loss)	1,649		1,309	198	(710)		—		2,446
Total goodwill	$2,324		2,365	226	—		—		4,915
Total assets	$83,535		83,697	14,253	25,967	(e)	—		207,452
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
(e)Includes bank premises and equipment of $24 classified as held for sale. For more information, refer to Note 7.

209 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2021 ($ in millions)	Commercial Banking		Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,596		1,685	88	1,401		—		4,770
(Benefit from) provision for credit losses	(597)		120	(1)	101		—		(377)
Net interest income after (benefit from) provision for credit losses	2,193		1,565	89	1,300		—		5,147
Noninterest income:
Commercial banking revenue	633		2	2	—		—		637
Wealth and asset management revenue	2		206	558	—		(180)	(a)	586
Service charges on deposits	385		214	1	—		—		600
Card and processing revenue	78		312	2	10		—		402
Mortgage banking net revenue	—		267	3	—		—		270
Leasing business revenue	300	(c)	—	—	—		—		300
Other noninterest income(b)	91		108	4	129		—		332
Securities (losses) gains, net	8		—	—	(15)		—		(7)
Securities losses, net -non-qualifying hedges on MSRs	—		(2)	—	—		—		(2)
Total noninterest income	1,497		1,107	570	124		(180)		3,118
Noninterest expense:
Compensation and benefits	644		833	205	944		—		2,626
Technology and communications	17		16	1	354		—		388
Net occupancy expense(d)	37		197	15	63		—		312
Equipment expense	26		38	—	74		—		138
Marketing expense	7		41	2	57		—		107
Leasing business expense	137		—	—	—		—		137
Card and processing expense	7		85	1	(4)		—		89
Other noninterest expense	898		1,185	316	(1,268)		(180)		951
Total noninterest expense	1,773		2,395	540	220		(180)		4,748
Income before income taxes	1,917		277	119	1,204		—		3,517
Applicable income tax expense	363		57	25	302		—		747
Net income	1,554		220	94	902		—		2,770
Total goodwill	$1,980		2,303	231	—		—		4,514
Total assets	$75,387		85,455	13,836	36,438	(e)	—		211,116
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

32. Subsequent Event
On January 29, 2024, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes which will mature on January 29, 2032. The senior notes will bear interest at a rate of 5.631% per annum to, but excluding, January 29, 2031. From, and including January 29, 2031 until, but excluding January 29, 2032, the senior notes will bear interest at a rate of compounded SOFR plus 1.840%. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed on or after 60 days prior to maturity. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to January 29, 2031, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, or (b) the present value of the remaining scheduled payments of principal and interest that would be due if the senior notes being redeemed matured on January 29, 2031.

210 Fifth Third Bancorp

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

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2023. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2023. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2023. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2023. This report appears on page 212 of the annual report.

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

/s/ Timothy N. Spence	/s/ Bryan D. Preston
Timothy N. Spence	Bryan D. Preston
Chairman, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer
February 27, 2024	February 27, 2024

211 Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Fifth Third Bancorp:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Bancorp and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 27, 2024
212 Fifth Third Bancorp

ITEM 9B. OTHER INFORMATION
Effective February 27, 2024, the Bancorp’s Board of Directors approved executive retention grant awards under the Bancorp’s 2021 Incentive Compensation Plan to certain of the Bancorp’s named executive officers, which awards were issued in part to promote continuity in key leadership roles and recognize new or expanded roles and responsibilities, where applicable. The Board granted these awards in the form of RSUs that will vest three years from the date of grant conditioned on the recipient’s continued employment and satisfactory performance of duties. In the event the recipient’s employment is terminated due to death or disability, any unvested RSUs will become immediately vested. In the event the recipient’s employment is terminated for any other reason, the unvested RSUs will be forfeited. In addition, if the Bancorp’s return on average tangible common equity for the fiscal year ending immediately prior to a vesting date (i.e., 2024, 2025 and 2026) does not meet or exceed 2%, one-third of the RSUs may be forfeited at the discretion of the Human Capital and Compensation Committee of the Bancorp’s Board of Directors. Furthermore, as a condition to receiving the award, if the recipient is asked to assume a different role within the Bancorp before the RSUs vest, the recipient is required to accept such a role and fully cooperate with any transition of required duties, as needed.

Kevin P. Lavender, the Bancorp’s Executive Vice President and Head of Commercial Bank, James C. Leonard, the Bancorp’s Executive Vice President and Chief Operating Officer, Jude A. Schramm, the Bancorp’s Executive Vice President and Chief Information Officer, and Robert P. Shaffer, the Bancorp’s Executive Vice President and Chief Risk Officer, will each receive a grant of RSUs in the amount of $2,000,000, based on the closing price of the Bancorp’s common stock on February 27, 2024.

Adoption or Termination of Insider Trading Arrangements
On December 14, 2023, Jude A. Schramm, Executive Vice President and Chief Information Officer of the Bancorp, adopted a trading arrangement for the sale of shares of stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Schramm’s Rule 10b5-1 Trading Plan, which shall terminate on December 31, 2024, provides for the sale of up to 10,000 shares of common stock pursuant to the terms of the Rule 10b5-1 Trading Plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Bancorp has adopted an Enterprise Insider Trading and Ethical Investing Policy that applies to all of its directors and employees.

The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “INFORMATION ABOUT OUR EXECUTIVE OFFICERS.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “Election of Directors” of the Bancorp’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “Corporate Governance” and “Board of Directors, Committees, Meetings, and Functions” of the Bancorp’s Proxy Statement for the 2024 Annual Meeting of Shareholders. Fifth Third’s Code of Business Conduct and Ethics is available on Fifth Third’s corporate website at www.53.com. In addition, any future amendments to, or waivers from, a provision of the Fifth Third Code of Business Conduct and Ethics that applies to Fifth Third’s directors or executive officers (including Fifth Third’s principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

The information required by this item concerning Delinquent Section 16(a) Reports is incorporated herein by reference under the caption “Delinquent Section 16(a) Reports” of the Bancorp’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference under the captions “Compensation Discussion and Analysis,” “Compensation of Named Executive Officers,” “Board of Directors Compensation,” “CEO Pay Ratio,” “Human Capital and Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of the Bancorp’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “Certain Beneficial Owners,” “Election of Directors,” “Compensation Discussion and Analysis,” “Board of Directors Compensation,” and “Compensation of Named Executive Officers” of the Bancorp’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 25 of the Notes to Consolidated Financial Statements.
213 Fifth Third Bancorp

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference under the captions “Certain Transactions”, “Election of Directors”, “Corporate Governance” and “Board of Directors, Committees, Meetings, and Functions” of the Bancorp’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference under the caption “Principal Independent External Audit Firm Fees” of the Bancorp’s Proxy Statement for the 2024 Annual Meeting of Shareholders. The Bancorp’s principal independent external audit firm is Deloitte & Touche LLP, whose PCAOB Firm ID is 34.

214 Fifth Third Bancorp

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pages
Public Accounting Firm	110, 212
Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	112
Notes to Consolidated Financial Statements	118

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
3.2
Code of Regulations of Fifth Third Bancorp, as Amended as of December 12, 2023. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2023.

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

215 Fifth Third Bancorp

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

4.34	Form of 2.550% Senior Notes due 2027. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2020.
4.35
Form of Certificate Representing the 4.500% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series L, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2020.

4.36
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

4.39	Form of 1.707% Fixed Rate/Floating Rate Senior Notes due 2027. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2021.
4.40
Twelfth Supplemental Indenture dated as of April 25, 2022 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2022.

4.41	Form of 4.055% Fixed Rate/Floating Rate Senior Notes due 2028. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2022.
4.42	Form of 4.337% Fixed Rate/Floating Rate Senior Notes due 2033. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2022.
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

4.44	Form of 4.772% Fixed Rate/Floating Rate Senior Notes due 2030. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2022.
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

4.46	Form of 6.361% Fixed Rate/Floating Rate Senior Notes due 2028. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2022.
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

4.48	Form of 6.339% Fixed Rate/Floating Rate Senior Notes due 2029. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 27, 2023.
216 Fifth Third Bancorp

4.49	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
4.50	Description of Registrant’s Securities. Incorporated by reference to Exhibit 4.44 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2022.
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

10.12	Fifth Third Bancorp 2011 Incentive Compensation Plan. Incorporated by reference to Annex 1 to the Registrant’s Proxy Statement dated March 10, 2011.*
10.13
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

10.16	Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 9, 2017.*
10.17
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

10.19	Fifth Third Bancorp 2021 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement filed on March 2, 2021.*
10.20
Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan. Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.21
Fifth Third Bancorp Non-qualified Deferred Compensation Plan (as amended and restated effective as of September 1, 2020). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.*

10.22	Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Annex 5 to the Registrant’s Proxy Statement dated February 9, 2001.*
10.23	Amendment No. 1 to Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2005.*
10.24
Amended and Restated First National Bankshares of Florida, Inc. 2003 Incentive Plan. Incorporated by reference to Exhibit 10.10 to First National Bankshares of Florida, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.*

10.25
Fifth Third Bancorp Executive Change in Control Severance Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2014.*

10.26
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

10.28	Fifth Third Bank, National Association Executive Severance Benefits Plan. Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 23, 2021.*
10.29	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*
10.30	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.31	Restricted Stock Unit Agreement (for Directors). Incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
217 Fifth Third Bancorp

10.32
Master Confirmation for accelerated share repurchase transaction between Fifth Third Bancorp and Deutsche Bank AG, London Branch, with Deutsche Bank Securities Inc. acting as agent. Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.**

10.33
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

10.36
Master Confirmation, dated January 22, 2015, and Supplemental Confirmation, for accelerated share repurchase transaction dated January 22, 2015 between Fifth Third Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015.**

10.37	Bancorp Director Pay Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.*
10.38	2016 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.39
2017 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.40	Long-Term Incentive Award Overview February 2017 Grants. Incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.41
Restricted Stock Unit Grant Agreement (for Directors) for Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.*

10.42
2018 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*

10.43	Long-Term Incentive Award Overview 2018 Grants. Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*
10.44	2018 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.*
10.45
2018 Long-Term Incentive Compensation Program Overview February 2019 Grants. Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.46	2019 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*
10.47	2019 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*
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

10.50	2020 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.51	2020 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.52
2020 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10.53	2019 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.54	2020 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.*
10.55
2020 Long-Term Incentive Compensation Program Overview February 2021 Grants. Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10.56	2021 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*
10.57	2021 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*
10.58
2021 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10.59	2021 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.*
10.60
2021 Long-Term Incentive Compensation Program Overview February 2022 Grants. Incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*

10.61	2022 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*
10.62	2022 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*
10.63
2022 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*

10.64	2022 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.*
218 Fifth Third Bancorp

10.65
2022 Long-Term Incentive Compensation Program Overview February 2023 Grants. Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.*

10.66	2023 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.*
10.67	2023 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.*
10.68
2023 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.*

10.69	2023 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.*
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

10.72	2023 Long-Term Incentive Compensation Program Overview February 2024 Grants.*
10.73	2024 Performance Share Award Agreement.*
10.74	2024 Restricted Stock Unit Agreement (for Executive Officers).*
10.75	2024 Stock Appreciation Right Award Agreement (for Executive Officers).*
10.76	Form of 2024 Restricted Stock Unit Retention Agreement.
10.77	Form of 2024 Restricted Stock Unit Retention Agreement subject to additional covenant.
19	Enterprise Insider Trading and Ethical Investing Policy.
21	Fifth Third Bancorp Subsidiaries, as of February 15, 2024.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
97	Compensation Clawback and Disclosure Policy.
101.INSXBRL	Instance Document.
101.SCHXBRL	Taxonomy Extension Schema Document.
101.CALXBRL	Taxonomy Extension Calculation Linkbase Document.
101.DEFXBRL	Taxonomy Extension Definition Linkbase Document.
101.LABXBRL	Taxonomy Extension Label Linkbase Document.
101.PREXBRL	Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
219 Fifth Third Bancorp

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
Registrant

/s/ Timothy N. Spence
Timothy N. Spence
Chairman, Chief Executive Officer and President
Principal Executive Officer
February 27, 2024

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 27, 2024 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

/s/ Timothy N. Spence
Timothy N. Spence
Chairman, Chief Executive Officer and President
Principal Executive Officer

/s/ Bryan D. Preston
Bryan D. Preston
Executive Vice President and Chief Financial Officer
Principal Financial Officer

/s/ Mark D. Hazel
Mark D. Hazel
Executive Vice President and Controller
Principal Accounting Officer

DIRECTORS:

/s/ Timothy N. Spence
Timothy N. Spence
Chairman

/s/ Nicholas K. Akins
Nicholas K. Akins
Lead Independent Director

/s/ B. Evan Bayh III
B. Evan Bayh III

/s/ Jorge L. Benitez
Jorge L. Benitez

/s/ Katherine B. Blackburn
Katherine B. Blackburn

/s/ Emerson L. Brumback
Emerson L. Brumback

/s/ Linda W. Clement-Holmes
Linda W. Clement-Holmes

/s/ C. Bryan Daniels
C. Bryan Daniels

/s/ Laurent Desmangles
Laurent Desmangles

/s/ Mitchell S. Feiger
Mitchell S. Feiger

/s/ Thomas H. Harvey
Thomas H. Harvey

/s/ Gary R. Heminger
Gary R. Heminger

/s/ Eileen A. Mallesch
Eileen A. Mallesch

/s/ Michael B. McCallister
Michael B. McCallister

/s/ Kathleen A. Rogers
Kathleen A. Rogers

/s/ Marsha C. Williams
Marsha C. Williams

220 Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)
	Interest-Earning Assets
Year	Loans and Leases	Other Short-Term Investments	Investment Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets
2023	$122,282	11,934	57,527	191,743	2,772	16,169	208,426
2022	120,561	12,419	53,346	186,326	3,093	19,490	206,929
2021	114,117	33,243	37,018	184,378	3,055	21,050	206,324
2020	114,411	21,935	36,342	172,688	2,978	20,933	194,230
2019	107,794	2,140	35,470	145,404	2,748	16,903	163,936
2018	93,876	1,476	33,553	128,905	2,200	12,203	142,183
2017	92,731	1,390	32,172	126,293	2,224	13,236	140,527
2016	94,320	1,866	30,099	126,285	2,303	14,870	142,173
2015	93,339	3,258	26,987	123,584	2,608	15,100	139,999
2014	91,127	3,043	21,823	115,993	2,892	14,443	131,847

AVERAGE DEPOSITS AND AVERAGE SHORT-TERM BORROWINGS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)
	Deposits
Year	Demand	Interest Checking	Savings	Money Market	Certificates of Deposit(a)	Foreign Office and Other	Total	Short-Term Borrowings(b)	Total
2023	$46,195	52,378	20,872	30,943	13,630	158	164,176	5,351	169,527
2022	60,185	45,835	23,445	29,326	4,030	170	162,991	4,925	167,916
2021	62,028	45,850	20,531	30,631	3,744	164	162,948	1,440	164,388
2020	47,111	46,890	16,440	29,879	7,455	256	148,031	2,094	150,125
2019	34,343	36,658	14,041	25,879	9,974	474	121,369	2,313	123,682
2018	32,634	29,818	13,330	21,769	6,532	839	104,922	3,120	108,042
2017	35,093	26,382	13,958	20,231	6,335	665	102,664	3,715	106,379
2016	35,862	25,143	14,346	19,523	6,745	830	102,449	3,351	105,800
2015	35,164	26,160	14,951	18,152	6,920	874	102,221	2,641	104,862
2014	31,755	25,382	16,080	14,670	7,691	1,828	97,406	2,331	99,737

INCOME FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
						Per Share
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared
2023	$9,760	3,933	2,881	5,205	2,212	3.23	3.22	1.36
2022	6,587	978	2,766	4,719	2,330	3.38	3.35	1.26
2021	5,211	441	3,118	4,748	2,659	3.78	3.73	1.14
2020	5,572	790	2,830	4,718	1,323	1.84	1.83	1.08
2019	6,254	1,457	3,536	4,660	2,419	3.38	3.33	0.94
2018	5,183	1,043	2,790	3,958	2,118	3.11	3.06	0.74
2017	4,489	691	3,224	3,782	2,105	2.86	2.81	0.60
2016	4,193	578	2,696	3,737	1,472	1.92	1.91	0.53
2015	4,028	495	3,003	3,643	1,610	2.00	1.97	0.52
2014	4,030	451	2,473	3,619	1,384	1.65	1.63	0.51

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
		Equity
Year	Common Shares Outstanding	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total	Book Value Per Share	Allowance for Loan and Lease Losses
2023	681,124,810	$2,051	2,116	3,757	22,997	(4,487)	(7,262)	19,172	25.04	2,322
2022	683,385,880	2,051	2,116	3,684	21,689	(5,110)	(7,103)	17,327	22.26	2,194
2021	682,777,664	2,051	2,116	3,624	20,236	1,207	(7,024)	22,210	29.43	1,892
2020	712,760,325	2,051	2,116	3,635	18,384	2,601	(5,676)	23,111	29.46	2,453
2019	708,915,629	2,051	1,770	3,599	18,315	1,192	(5,724)	21,203	27.41	1,202
2018	646,630,857	2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	23.07	1,103
2017	693,804,893	2,051	1,331	2,790	14,957	73	(5,002)	16,200	21.43	1,196
2016	750,479,299	2,051	1,331	2,756	13,290	59	(3,433)	16,054	19.62	1,253
2015	785,080,314	2,051	1,331	2,666	12,224	197	(2,764)	15,705	18.31	1,272
2014	824,046,952	2,051	1,331	2,646	11,034	429	(1,972)	15,519	17.22	1,322
(a) Includes CDs $250,000 or less and CDs over $250,000.
(b) Includes federal funds purchased and other short-term borrowings.

221 Fifth Third Bancorp

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP DIRECTORS	FIFTH THIRD BANCORP OFFICERS	REGIONAL PRESIDENTS
Timothy N. Spence
Chairman
Fifth Third Bancorp

Nicholas K. Akins, Lead Director
Retired Chairman & Chief Executive Officer
American Electric Power Company

B. Evan Bayh, III
Senior Advisor
Apollo Global Management

Jorge L. Benitez
Retired Chief Executive Officer
North America of Accenture plc

Katherine B. Blackburn
Executive Vice President
Cincinnati Bengals, Inc.

Emerson L. Brumback
Retired President & Chief Operating Officer
M&T Bank

Linda W. Clement-Holmes
Retired Chief Information Officer
The Procter & Gamble Company

C. Bryan Daniels
Founding Partner
Prairie Capital

Laurent Desmangles
Retired Senior Partner & Managing Director
Boston Consulting

Mitchell S. Feiger
Retired Chief Executive Officer and President
MB Financial, Inc.

Thomas H. Harvey
Chief Executive Officer
Energy Innovation: Policy and Technology, LLC

Gary R. Heminger
Retired Chief Executive Officer & Chairman
Marathon Petroleum Corporation

Eileen A. Mallesch
Retired Chief Financial Officer
Nationwide Property & Casualty Segment, Nationwide Mutual Insurance Company

Michael B. McCallister
Retired Chairman & Chief Executive Officer
Humana, Inc.

Kathleen A. Rogers
Retired Executive Vice President
U.S. Bancorp

Marsha C. Williams
Retired Chief Financial Officer
Orbitz Worldwide, Inc

Timothy N. Spence
Chairman, Chief Executive Officer and President

Kristine R. Garrett
Executive Vice President,
Group Regional President &
Head of Wealth & Asset Management

Kala J. Gibson
Executive Vice President &
Chief Corporate Responsibility Officer

Mark D. Hazel
Executive Vice President &
Controller

Kevin P. Lavender
Executive Vice President &
Head of Commercial Bank

James C. Leonard
Executive Vice President &
Chief Operating Officer

Nancy C. Pinckney
Executive Vice President &
Chief Human Resource Officer

Bryan D. Preston
Executive Vice President &
Chief Financial Officer

Jude A. Schramm
Executive Vice President &
Chief Information Officer

Robert P. Shaffer
Executive Vice President &
Chief Risk Officer

Melissa S. Stevens
Executive Vice President &
Chief Marketing Officer

Susan B. Zaunbrecher
Executive Vice President &
Chief Legal Officer

Michael Ash
David Briggs
Timothy Elsbrock
Lee Fite
David Girodat
Stephanie Green
Kimberly Halbauer
Mark Heckler
Francie Henry
Randy Koporc
Tom Partridge
Cary Putrino
Thomas G. Welch, Jr.
Joseph Yurosek

FIFTH THIRD BANCORP BOARD COMMITTEES

Audit Committee
Eileen A. Mallesch, Chair
Jorge L. Benitez
Katherine B. Blackburn
Linda W. Clement-Holmes
C. Bryan Daniels
Thomas H. Harvey
Gary R. Heminger
Kathleen A. Rogers

Finance Committee
Gary R. Heminger, Chair
Nicholas K. Akins
Jorge L. Benitez
Emerson L. Brumback
Thomas H. Harvey
Eileen A. Mallesch
Michael B. McCallister

Human Capital and Compensation Committee
Michael B. McCallister, Chair
Nicholas K. Akins
Jorge L. Benitez
Emerson L. Brumback
Linda W. Clement-Holmes
Gary R. Heminger
Kathleen A. Rogers

Nominating and Corporate Governance Committee
Thomas H. Harvey, Chair
Nicholas K. Akins
B. Evan Bayh, III
Jorge L. Benitez
Katherine B. Blackburn
Laurent Desmangles
Marsha C. Williams

Risk and Compliance Committee
Emerson L. Brumback, Chair
Nicholas K. Akins
C. Bryan Daniels
Laurent Desmangles
Mitchell S. Feiger
Eileen A. Mallesch
Michael B. McCallister
Kathleen A. Rogers
Marsha C. Williams

Technology Committee
Jorge L. Benitez, Chair
B. Evan Bayh, III
Linda W. Clement-Holmes
C. Bryan Daniels
Laurent Desmangles
Mitchell S. Feiger
Thomas H. Harvey

222 Fifth Third Bancorp