Form 10-Q
period 2024-03-31
FIFTH THIRD BANCORP
filed 2024-05-07
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
Commission File Number 001-33653

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
There were 684,044,683 shares of the Registrant’s common stock, without par value, outstanding as of April 30, 2024.

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

ACL: Allowance for Credit Losses	FTP: Funds Transfer Pricing
AFS: Available-For-Sale	FTS: Fifth Third Securities, Inc.
ALCO: Asset Liability Management Committee	GDP: Gross Domestic Product
ALLL: Allowance for Loan and Lease Losses	GNMA: Government National Mortgage Association
AOCI: Accumulated Other Comprehensive Income (Loss)	GSE: United States Government Sponsored Enterprise
APR: Annual Percentage Rate	HTM: Held-To-Maturity
ARM: Adjustable Rate Mortgage	IPO: Initial Public Offering
ASC: Accounting Standards Codification	IRC: Internal Revenue Code
ASU: Accounting Standards Update	IRLC: Interest Rate Lock Commitment
ATM: Automated Teller Machine	ISDA: International Swaps and Derivatives Association, Inc.
BHC: Bank Holding Company	LIBOR: London Interbank Offered Rate
BOLI: Bank Owned Life Insurance	LIHTC: Low-Income Housing Tax Credit
bps: Basis Points	LLC: Limited Liability Company
CD: Certificate of Deposit	LTV: Loan-to-Value Ratio
CDC: Fifth Third Community Development Corporation and Fifth Third	MD&A: Management’s Discussion and Analysis of Financial
Community Development Company, LLC	Condition and Results of Operations
CECL: Current Expected Credit Loss	MSR: Mortgage Servicing Right
CET1: Common Equity Tier 1	N/A: Not Applicable
CFPB: United States Consumer Financial Protection Bureau	NII: Net Interest Income
C&I: Commercial and Industrial	NM: Not Meaningful
DCF: Discounted Cash Flow	OAS: Option-Adjusted Spread
DTCC: Depository Trust & Clearing Corporation	OCC: Office of the Comptroller of the Currency
ERM: Enterprise Risk Management	OCI: Other Comprehensive Income (Loss)
ERMC: Enterprise Risk Management Committee	OREO: Other Real Estate Owned
EVE: Economic Value of Equity	ROU: Right-of-Use
FASB: Financial Accounting Standards Board	SBA: Small Business Administration
FDIC: Federal Deposit Insurance Corporation	SEC: United States Securities and Exchange Commission
FHA: Federal Housing Administration	SOFR: Secured Overnight Financing Rate
FHLB: Federal Home Loan Bank	TBA: To Be Announced
FHLMC: Federal Home Loan Mortgage Corporation	TILA: Truth in Lending Act
FICO: Fair Isaac Corporation (credit rating)	U.S.: United States of America
FINRA: Financial Industry Regulatory Authority	U.S. GAAP: United States Generally Accepted Accounting
FNMA: Federal National Mortgage Association	Principles
FOMC: Federal Open Market Committee	VA: United States Department of Veterans Affairs
FRB: Federal Reserve Bank	VIE: Variable Interest Entity
FTE: Fully Taxable Equivalent	VRDN: Variable Rate Demand Note

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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2024, the Bancorp had $215 billion in assets and operated 1,070 full-service banking centers and 2,082 Fifth Third branded ATMs in eleven states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on three business segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, refer to the Glossary of Abbreviations and Acronyms in this report for a list of terms included as a tool for the reader of this Quarterly Report on Form 10-Q. The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2024, net interest income on an FTE basis and noninterest income provided 66% and 34% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three months ended March 31, 2024. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from wealth and asset management revenue, service charges on deposits, commercial banking revenue, card and processing revenue, mortgage banking net revenue, leasing business revenue, other noninterest income and net securities gains or losses. Noninterest expense includes compensation and benefits, technology and communications, net occupancy expense, equipment expense, marketing expense, leasing business expense, card and processing expense and other noninterest expense.

Current Economic Conditions
With economic growth above the long-term trend and unemployment below 4%, returning inflation to 2% on a sustained basis may take longer than previously expected. In response to persistent inflationary pressures, FRB officials have signaled that a longer period of restrictive monetary policy may be necessary to return inflation to 2% on a sustained basis. The FRB will continue to monitor the cumulative economic effects of their policy actions, including tighter credit conditions for households and businesses, when determining future monetary actions. Financial markets continue to anticipate interest rate cuts later this year, although the timing and magnitude remains uncertain.

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

FDIC Special Assessment
The bank failures that occurred in the first half of 2023 generated significant market volatility and increased regulatory and market focus on the liquidity, asset-liability management and unrealized securities losses of banks. In response to these failures, the U.S. banking agencies have proposed a number of regulatory amendments to improve the stability of U.S. banking institutions. Among these amendments, in November 2023, the FDIC issued a final rule for a special deposit insurance assessment on banking organizations with greater than $5 billion in assets to recover the costs associated with protecting uninsured depositors following these closures. The Bancorp’s initial estimate of its allocated share of the special assessment under the provisions of the final rule was $224 million, which was recognized in earnings upon issuance of the final rule in November 2023. During the first quarter of 2024, the FDIC announced that it expected to incur additional losses related to these bank closures beyond its initial estimates. These incremental losses, if incurred, would result in an increase to the amount of the special assessment allocated to each member bank. As a result of this announcement, in the first quarter of 2024, the Bancorp recorded an incremental liability and expense of $33 million associated with the special assessment. The special assessment will be paid to the FDIC over an anticipated total of eight quarterly assessment periods beginning with the first quarter of 2024. The estimate of the cost associated with protecting the uninsured depositors will continue to be subject to periodic adjustment until the final loss is determined upon the termination of the receiverships by the FDIC.

Senior Notes Offering
On January 29, 2024, the Bancorp issued and sold $1.0 billion of fixed-rate/floating-rate senior notes which will mature on January 29, 2032. The senior notes will bear interest at a rate of 5.631% per annum to, but excluding, January 29, 2031. From, and including January 29, 2031 until, but excluding January 29, 2032, the senior notes will bear interest at a rate of compounded SOFR plus 1.840%. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for more information.

Transfer of Securities
In January 2024, the Bancorp transferred $12.6 billion (amortized cost basis) of securities from available-for-sale to held-to-maturity to reflect the Bancorp’s change in intent to hold these securities to maturity in order to reduce potential capital volatility associated with investment security market price fluctuations. The transfer included U.S. Treasury and federal agencies securities, agency residential mortgage-backed securities and agency commercial mortgage-backed securities. Refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A for more information.

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

TABLE 1: Earnings Summary
	For the three months ended March 31,		%
($ in millions, except for per share data)	2024	2023	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,384	1,517	(9)
Net interest income (FTE)(a)(b)	1,390	1,522	(9)
Noninterest income	710	696	2
Total revenue (FTE)(a)(b)	2,100	2,218	(5)
Provision for credit losses	94	164	(43)
Noninterest expense	1,342	1,331	1
Net income	520	558	(7)
Net income available to common shareholders	480	535	(10)
Common Share Data
Earnings per share - basic	$0.70	0.78	(10)
Earnings per share - diluted	0.70	0.78	(10)
Cash dividends declared per common share	0.35	0.33	6
Book value per share	24.72	23.87	4
Market value per share	37.21	26.64	40
Financial Ratios
Return on average assets	0.98%	1.10	(11)
Return on average common equity	11.6	13.7	(15)
Return on average tangible common equity(b)	17.0	20.5	(17)
Dividend payout	50.0	42.3	18
(a)Amounts presented on an FTE basis. The FTE adjustments were $6 and $5 for the three months ended March 31, 2024 and 2023, respectively.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
The Bancorp’s net income available to common shareholders for the first quarter of 2024 was $480 million, or $0.70 per diluted share, which was net of $40 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the first quarter of 2023 was $535 million, or $0.78 per diluted share, which was net of $23 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.4 billion for the three months ended March 31, 2024, a decrease of $132 million compared to the same period in the prior year. Net interest income was negatively impacted by higher funding costs due to increases in

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
market interest rates and deposit balance migration into higher yielding products. Rates paid on average interest-bearing core deposits and average long-term debt increased for the three months ended March 31, 2024 compared to the same period in the prior year. The deposit balance migration impacting net interest income resulted in decreases in the average balances of demand deposits and increases in the average balances of interest-bearing core deposits for the three months ended March 31, 2024 compared to the same period in the prior year. Additionally, net interest income was negatively impacted by a decrease in the average balances of commercial and industrial loans and an increase in the average balances of long-term debt for the three months ended March 31, 2024 compared to the same period in the prior year. These negative impacts were partially offset by increases in yields on average loans and leases and average taxable securities for the three months ended March 31, 2024 compared to the same period in the prior year. Net interest income also benefited from an increase in average other short-term investments for the three months ended March 31, 2024 compared to the same period in the prior year. Net interest margin on an FTE basis (non-GAAP) was 2.86% for the three months ended March 31, 2024 compared to 3.29% for the same period in the prior year.

The provision for credit losses was $94 million and $164 million for the three months ended March 31, 2024 and 2023, respectively. Provision expense for the three months ended March 31, 2024 was affected by factors which caused a slight decrease in the ACL from December 31, 2023, including improvement in the economic forecasts used to calculate the ACL and lower period-end loan and lease balances, partially offset by increases in specific reserves on individually evaluated commercial loans. Provision expense for the three months ended March 31, 2023 was driven by factors which caused an increase in the ACL from December 31, 2022, including growth in period-end loan and lease balances and increases to specific reserves on individually evaluated commercial loans. Net losses charged off as a percent of average portfolio loans and leases were 0.38% and 0.26% for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024 and December 31, 2023, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.64% and 0.59%, respectively. For more information on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income increased $14 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to increases in other noninterest income, wealth and asset management revenue and service charges on deposits, partially offset by decreases in commercial banking revenue, leasing business revenue and mortgage banking net revenue.

Noninterest expense increased $11 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to increases in other noninterest expense and net occupancy expense, partially offset by decreases in leasing business expense and compensation and benefits expense.

For more information on net interest income, provision for credit losses, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of March 31, 2024. As of March 31, 2024, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 10.47%;
•Tier 1 risk-based capital ratio: 11.77%;
•Total risk-based capital ratio: 13.81%;
•Leverage ratio: 8.94%.

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

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended March 31,
($ in millions)	2024	2023
Net interest income (U.S. GAAP)	$1,384	1,517
Add: FTE adjustment	6	5
Net interest income on an FTE basis (1)	$1,390	1,522
Net interest income on an FTE basis (annualized) (2)	5,591	6,173

Interest income (U.S. GAAP)	$2,608	2,213
Add: FTE adjustment	6	5
Interest income on an FTE basis	$2,614	2,218
Interest income on an FTE basis (annualized) (3)	10,513	8,995

Interest expense (annualized) (4)	$4,923	2,823
Noninterest income (5)	710	696
Noninterest expense (6)	1,342	1,331
Average interest-earning assets (7)	195,349	187,407
Average interest-bearing liabilities (8)	146,533	129,280

Ratios:
Net interest margin on an FTE basis (2) / (7)	2.86%	3.29
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.02	2.62
Efficiency ratio on an FTE basis (6) / ((1) + (5))	63.9	60.0

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

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended March 31,
($ in millions)	2024	2023
Net income available to common shareholders (U.S. GAAP)	$480	535
Add: Intangible amortization, net of tax	8	9
Tangible net income available to common shareholders	$488	544
Tangible net income available to common shareholders (annualized) (1)	1,963	2,206

Average Bancorp shareholders’ equity (U.S. GAAP)	$18,727	17,977
Less: Average preferred stock	2,116	2,116
Average goodwill	4,918	4,915
Average intangible assets	121	163
Average tangible common equity (2)	$11,572	10,783

Return on average tangible common equity (1) / (2)	17.0%	20.5

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	March 31, 2024	December 31, 2023
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$19,018	19,172
Less: Preferred stock	2,116	2,116
Goodwill	4,918	4,919
Intangible assets	115	125
AOCI	(4,888)	(4,487)
Tangible common equity, excluding AOCI (1)	$16,757	16,499
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$18,873	18,615

Total Assets (U.S. GAAP)	$214,506	214,574
Less: Goodwill	4,918	4,919
Intangible assets	115	125
AOCI, before tax	(6,187)	(5,680)
Tangible assets, excluding AOCI (3)	$215,660	215,210

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	8.75%	8.65
Tangible common equity as a percentage of tangible assets (1) / (3)	7.77	7.67

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of a significant accounting standard issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the valuation techniques or models during the three months ended March 31, 2024.

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

Table 5 presents the components of net interest income, net interest margin and net interest rate spread for the three months ended March 31, 2024 and 2023, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.4 billion for the three months ended March 31, 2024, a decrease of $132 million compared to the same period in the prior year. Net interest income was negatively impacted by higher funding costs due to increases in market interest rates and deposit balance migration into higher yielding products. Rates paid on average interest-bearing core deposits and average long-term debt increased 124 bps and 103 bps, respectively, for the three months ended March 31, 2024 compared to the same period in the prior year. The deposit balance migration impacting net interest income resulted in decreases in the average balances of demand deposits of $9.9 billion and increases in the average balances of interest-bearing core deposits of $16.2 billion for the three months ended March 31, 2024 compared to the same period in the prior year. Additionally, net interest income was negatively impacted by a decrease in the average balances of commercial and industrial loans of $4.9 billion and an increase in the average balances of long-term debt of $2.0 billion for the three months ended March 31, 2024 compared to the same period in the prior year. These negative impacts were partially offset by increases in yields of 73 bps on average loans and leases and 20 bps on average taxable securities for the three months ended March 31, 2024 compared to the same period in the prior year. Net interest income also benefited from an increase in average other short-term investments of $15.9 billion for the three months ended March 31, 2024 compared to the same period in the prior year.

Net interest rate spread on an FTE basis (non-GAAP) was 2.02% for the three months ended March 31, 2024 compared to 2.62% for the same period in the prior year. Rates paid on average interest-bearing liabilities increased 118 bps, partially offset by a 58 bps increase in yields on average interest-earning assets for the three months ended March 31, 2024 compared to same period in the prior year.

Net interest margin on an FTE basis (non-GAAP) was 2.86% for the three months ended March 31, 2024 compared to 3.29% for the comparable period in the prior year. Net interest margin for the three months ended March 31, 2024 was negatively impacted by the migration of average balances of deposits from demand deposits to interest-bearing deposits, increases in rates paid on and average balances of wholesale funding and decreases in average balances of loans and leases, partially offset by higher market interest rates on interest-earning assets and growth in average balances of other short-term investments. Net interest margin results are expected to modestly increase over the next several quarters driven by fixed-rate asset repricing and deposit growth, partially offset by the impact of continued deposit margin compression. However, net interest margin may be negatively impacted by increased deposit competition or higher levels of cash and other short-term investments.

Interest income on an FTE basis (non-GAAP) from loans and leases increased $146 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by the previously mentioned increases in market interest rates, partially offset by a decrease in average balances of commercial and industrial loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments increased $250 million during the three months ended March 31, 2024

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
compared to the three months ended March 31, 2023 primarily due to the previously mentioned increase in the average balances of other short-term investments and increase in yields on average taxable securities.

Interest expense on average core deposits increased $448 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the previously mentioned increase in the cost of average interest-bearing core deposits to 291 bps for the three months ended March 31, 2024 from 167 bps for the three months ended March 31, 2023, as a result of higher short-term interest rates and greater competition for deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $80 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the previously mentioned increases in rates paid on and average balances of long-term debt. The increase for the three months ended March 31, 2024 was also driven by an increase in the average balances of CDs over $250,000 of $1.2 billion and an increase in the rates paid on average CDs over $250,000 of 107 bps. These negative impacts were partially offset by a decrease in the average balances of FHLB advances of $1.7 billion. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three months ended March 31, 2024, average wholesale funding represented 17% of average interest-bearing liabilities compared to 18% for the three months ended March 31, 2023. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	March 31, 2024			March 31, 2023			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$53,256	938	7.08%	$58,204	920	6.41%	$(82)	100	18
Commercial mortgage loans	11,339	177	6.28	11,121	152	5.54	3	22	25
Commercial construction loans	5,732	103	7.20	5,507	88	6.50	4	11	15
Commercial leases	2,543	27	4.24	2,663	23	3.48	(1)	5	4
Total commercial loans and leases	$72,870	1,245	6.87	$77,495	1,183	6.19	$(76)	138	62
Residential mortgage loans	17,268	152	3.55	18,329	153	3.39	(9)	8	(1)
Home equity	3,933	81	8.29	4,006	64	6.47	(1)	18	17
Indirect secured consumer loans	15,172	186	4.93	16,598	162	3.95	(15)	39	24
Credit card	1,773	61	13.73	1,780	62	14.16	—	(1)	(1)
Solar energy installation loans	3,794	73	7.77	2,169	25	4.62	25	23	48
Other consumer loans	2,889	65	8.96	3,238	68	8.52	(7)	4	(3)
Total consumer loans	$44,829	618	5.54	$46,120	534	4.69	$(7)	91	84
Total loans and leases	$117,699	1,863	6.36%	$123,615	1,717	5.63%	$(83)	229	146
Securities:
Taxable	55,016	446	3.26	57,110	431	3.06	(16)	31	15
Exempt from income taxes(b)	1,440	11	3.27	1,404	10	3.11	—	1	1
Other short-term investments	21,194	294	5.58	5,278	60	4.65	219	15	234
Total interest-earning assets	$195,349	2,614	5.38%	$187,407	2,218	4.80%	$120	276	396
Cash and due from banks	2,743			3,136
Other assets	17,432			16,687
Allowance for loan and lease losses	(2,321)			(2,146)
Total assets	$213,203			$205,084
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$58,677	494	3.38%	$48,717	281	2.34%	$66	147	213
Savings deposits	18,107	31	0.69	23,107	34	0.59	(8)	5	(3)
Money market deposits	34,589	250	2.91	28,420	84	1.20	21	145	166
Foreign office deposits	145	1	2.43	143	1	1.91	—	—	—
CDs $250,000 or less	10,244	106	4.15	5,173	34	2.67	46	26	72
Total interest-bearing core deposits	$121,762	882	2.91	$105,560	434	1.67	$125	323	448
CDs over $250,000	5,521	72	5.22	4,348	44	4.15	14	14	28
Federal funds purchased	201	3	5.41	487	5	4.55	(3)	1	(2)
Securities sold under repurchase agreements	366	2	1.82	327	1	0.73	—	1	1
FHLB advances	3,111	44	5.72	4,803	53	4.44	(22)	13	(9)
Derivative collateral and other borrowed money	57	1	7.21	245	3	5.90	(3)	1	(2)
Long-term debt	15,515	220	5.71	13,510	156	4.68	25	39	64
Total interest-bearing liabilities	$146,533	1,224	3.36%	$129,280	696	2.18%	$136	392	528
Demand deposits	40,839			50,737
Other liabilities	7,104			7,090
Total liabilities	$194,476			$187,107
Total equity	$18,727			$17,977
Total liabilities and equity	$213,203			$205,084
Net interest income (FTE)(c)		$1,390			$1,522		$(16)	(116)	(132)
Net interest margin (FTE)(c)			2.86%			3.29%
Net interest rate spread (FTE)(c)			2.02			2.62
Interest-bearing liabilities to interest-earning assets			75.01			68.98
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $6 and $5 for the three months ended March 31, 2024 and 2023, respectively.
(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for Credit Losses
The Bancorp provides, as an expense, an amount for expected credit losses within the loan and lease portfolio and the portfolio of unfunded commitments that is based on factors discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023. The provision is recorded to bring the ALLL and reserve for unfunded commitments to a level deemed appropriate by the Bancorp to cover losses expected in the portfolios. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Condensed Consolidated Balance Sheets are referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for credit losses was $94 million and $164 million for the three months ended March 31, 2024 and 2023, respectively. Provision expense for the three months ended March 31, 2024 was affected by factors which caused a slight decrease in the ACL from December 31, 2023, including improvement in the economic forecasts used to calculate the ACL and lower period-end loan and lease balances, partially offset by increases in specific reserves on individually evaluated commercial loans. Provision expense for the three months ended March 31, 2023 was driven by factors which caused an increase in the ACL from December 31, 2022, including growth in period-end loan and lease balances and increases to specific reserves on individually evaluated commercial loans.

The ALLL decreased $4 million from December 31, 2023 to $2.3 billion at March 31, 2024. At March 31, 2024, the ALLL as a percent of portfolio loans and leases increased to 1.99%, compared to 1.98% at December 31, 2023. The reserve for unfunded commitments decreased $12 million from December 31, 2023 to $154 million at March 31, 2024. The ACL as a percent of portfolio loans and leases was 2.12% at both March 31, 2024 and December 31, 2023.

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

Noninterest Income
Noninterest income increased $14 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

The following table presents the components of noninterest income:

TABLE 6: Components of Noninterest Income
	For the three months ended March 31,
($ in millions)	2024	2023	% Change
Wealth and asset management revenue	$161	146	10
Service charges on deposits	151	137	10
Commercial banking revenue	143	161	(11)
Card and processing revenue	102	100	2
Mortgage banking net revenue	54	69	(22)
Leasing business revenue	39	57	(32)
Other noninterest income	50	22	127
Securities gains, net	10	4	150
Securities gains, net – non-qualifying hedges on mortgage servicing rights	—	—	NM
Total noninterest income	$710	696	2

Wealth and asset management revenue
Wealth and asset management revenue increased $15 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily driven by increases in personal asset management revenue and broker income. The Bancorp’s trust and registered investment advisory businesses had approximately $634 billion and $542 billion in total assets under care as of March 31, 2024 and 2023, respectively, and managed $62 billion and $57 billion in assets for individuals, corporations and not-for-profit organizations as of March 31, 2024 and 2023, respectively.

Service charges on deposits
Service charges on deposits increased $14 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in service charges on commercial deposits. Service charges on commercial deposits were $112 million for the three months ended March 31, 2024, an increase of $12 million from the three months ended March 31, 2023 primarily due to an increase in revenue from commercial payments activities, which include traditional treasury management and embedded payments. Service charges on

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
consumer deposits were $39 million for the three months ended March 31, 2024, an increase of $2 million from the three months ended March 31, 2023.

Commercial banking revenue
Commercial banking revenue decreased $18 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily driven by decreases in revenue from commercial customer derivatives, merger and acquisition fees and loan syndication fees, partially offset by an increase in corporate bond fees.

Card and processing revenue
Card and processing revenue increased $2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to increases in credit and debit card interchange and electronic funds transfer income, partially offset by increased reward costs.

Mortgage banking net revenue
Mortgage banking net revenue decreased $15 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

The following table presents the components of mortgage banking net revenue:

TABLE 7: Components of Mortgage Banking Net Revenue
	For the three months ended March 31,
($ in millions)	2024	2023
Origination fees and gains on loan sales	$14	18
Net mortgage servicing revenue:
Gross mortgage servicing fees	78	83
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(38)	(32)
Net mortgage servicing revenue	40	51
Total mortgage banking net revenue	$54	69

Origination fees and gains on loan sales decreased $4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily driven by lower volumes of residential mortgage loan originations as well as a decrease in mark-to-market gains recognized on held for investment loans measured at fair value. Residential mortgage loan originations decreased to $1.1 billion for the three months ended March 31, 2024 from $1.4 billion for the three months ended March 31, 2023 primarily due to the impact of higher market interest rates on originations.

The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the Bancorp’s non-qualifying hedging strategy:

TABLE 8: Components of Net Valuation Adjustments on MSRs
	For the three months ended March 31,
($ in millions)	2024	2023
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(46)	21
Changes in fair value:
Due to changes in inputs or assumptions(a)	41	(19)
Other changes in fair value(b)	(33)	(34)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(38)	(32)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

The Bancorp recognized income of $8 million for the three months ended March 31, 2024 and losses of $53 million for the three months ended March 31, 2023 in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The valuation adjustments on the MSR portfolio included an increase of $41 million and a decrease of $19 million for the three months ended March 31, 2024 and 2023, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. Mortgage rates increased slightly during the three months ended March 31, 2024, which caused a decrease in prepayment speeds. The fair value of the MSR portfolio decreased $33 million and $34 million as a result of contractual principal payments and actual prepayment activity for the three months ended March 31, 2024 and 2023, respectively.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Gains and losses on these securities are recorded in securities gains, net – non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced as of March 31, 2024 and 2023 were $115.7 billion and $120.4 billion, respectively, with $99.6 billion and $103.4 billion, respectively, of residential mortgage loans serviced for others.

Leasing business revenue
Leasing business revenue decreased $18 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily driven by decreases in operating lease income and lease remarketing fees.

Other noninterest income
The following table presents the components of other noninterest income:

TABLE 9: Components of Other Noninterest Income
	For the three months ended March 31,
($ in millions)	2024	2023
BOLI income	$16	15
Cardholder fees	13	14
Private equity investment income	8	8
Equity method investment income	7	4
Banking center income	6	6
Gains (losses) on sale of businesses	6	—
Consumer loan fees	5	5
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(17)	(31)
Other, net	6	1
Total other noninterest income	$50	22
Other noninterest income increased $28 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B Shares.

The Bancorp recognized negative valuation adjustments of $17 million related to the Visa total return swap during the three months ended March 31, 2024 compared to negative valuation adjustments of $31 million during the three months ended March 31, 2023. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 21 of the Notes to Condensed Consolidated Financial Statements.

Securities gains (losses), net
Net securities gains were $10 million for the three months ended March 31, 2024 compared to $4 million for the three months ended March 31, 2023. For more information, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest Expense
Noninterest expense increased $11 million for the three months ended March 31, 2024 compared to the same period in the prior year.

The following table presents the components of noninterest expense:

TABLE 10: Components of Noninterest Expense
	For the three months ended March 31,
($ in millions)	2024	2023	% Change
Compensation and benefits	$753	757	(1)
Technology and communications	117	118	(1)
Net occupancy expense	87	81	7
Equipment expense	37	37	—
Marketing expense	32	29	10
Leasing business expense	25	34	(26)
Card and processing expense	20	22	(9)
Other noninterest expense	271	253	7
Total noninterest expense	$1,342	1,331	1
Efficiency ratio on an FTE basis(a)	63.9%	60.0
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense decreased $4 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by decreases in performance-based compensation and severance expense. The effect of merit increases in the first quarter of 2024 on base compensation expense was largely offset by a reduction in full-time equivalent employees which totaled 18,657 at March 31, 2024 compared to 19,474 at March 31, 2023.

Net occupancy expense increased $6 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by higher expenses associated with the maintenance and renovation of banking centers and expenses associated with the Bancorp’s continued expansion into Southeast markets.

Leasing business expense decreased $9 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by a decrease in depreciation expense associated with operating lease equipment.

The following table presents the components of other noninterest expense:

TABLE 11: Components of Other Noninterest Expense
	For the three months ended March 31,
($ in millions)	2024	2023
FDIC insurance and other taxes	$73	40
Loan and lease	29	30
Losses and adjustments	22	22
Data processing	20	22
Dues and subscriptions	15	15
Travel	14	17
Securities recordkeeping	13	12
Postal and courier	13	11
Cash and coin processing	12	12
Intangible amortization	10	12
Professional service fees	9	12
Other, net	41	48
Total other noninterest expense	$271	253

Other noninterest expense increased $18 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to an increase in FDIC insurance and other taxes.

FDIC insurance and other taxes increased $33 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to the incremental expense associated with the Bancorp’s updated estimate of its allocated share of the FDIC’s special assessment, as further discussed in the Overview section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 12: Applicable Income Taxes
	For the three months ended March 31,
($ in millions)	2024	2023
Income before income taxes	$658	718
Applicable income tax expense	138	160
Effective tax rate	21.1%	22.3

Applicable income tax expense for all periods presented includes the benefits from tax-exempt income, tax-advantaged investments and tax credits (and other related tax benefits), partially offset by the effect of proportional amortization of qualifying investments and certain nondeductible expenses. The tax credits are primarily associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

The effective tax rate decreased to 21.1% for the three months ended March 31, 2024 compared to 22.3% for the same period in the prior year primarily due to a decrease in state tax expense associated with the recognition of certain previously unrecognized tax benefits during the three months ended March 31, 2024.

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

TABLE 13: Components of Total Loans and Leases (including loans and leases held for sale)
	March 31, 2024		December 31, 2023
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$52,239	45%	$53,311	45%
Commercial mortgage loans	11,346	10	11,276	10
Commercial construction loans	5,789	5	5,621	5
Commercial leases	2,574	2	2,582	2
Total commercial loans and leases	$71,948	62%	$72,790	62%
Consumer loans:
Residential mortgage loans	17,302	15	17,360	15
Home equity	3,883	3	3,916	3
Indirect secured consumer loans	15,306	13	14,965	13
Credit card	1,737	2	1,865	1
Solar energy installation loans	3,871	3	3,728	3
Other consumer loans	2,777	2	2,988	3
Total consumer loans	$44,876	38%	$44,822	38%
Total loans and leases	$116,824	100%	$117,612	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$116,485		$117,234

Total loans and leases, including loans and leases held for sale, decreased $788 million, or 1%, from December 31, 2023 primarily driven by a decrease in commercial loans and leases.

Commercial loans and leases decreased $842 million, or 1%, from December 31, 2023 primarily due to a decrease in commercial and industrial loans, partially offset by increases in commercial construction loans and commercial mortgage loans. Commercial and industrial loans decreased $1.1 billion, or 2%, from December 31, 2023 primarily as a result of payoffs exceeding loan originations. Commercial construction loans increased $168 million, or 3%, from December 31, 2023 as draws on existing commitments and loan originations exceeded payoffs. Commercial mortgage loans increased $70 million, or 1%, from December 31, 2023 as loan originations exceeded payoffs.

Consumer loans increased $54 million from December 31, 2023 primarily due to increases in indirect secured consumer loans and solar energy installation loans, partially offset by decreases in other consumer loans and credit card. Indirect secured consumer loans increased $341 million, or 2%, from December 31, 2023 primarily driven by loan production exceeding payoffs. Solar energy installation loans increased $143 million, or 4%, from December 31, 2023 primarily driven by increased loan originations. Other consumer loans decreased $211 million, or 7%, from December 31, 2023 primarily driven by the paydowns of loans originated in connection with one third-party point-of-sale company with which the Bancorp discontinued the origination of new loans in September 2022. Credit card decreased $128 million, or 7%, from December 31, 2023 primarily due to seasonal paydowns on year-end balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 14: Components of Average Loans and Leases (including average loans and leases held for sale)
	March 31, 2024		March 31, 2023
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$53,256	45%	$58,204	47%
Commercial mortgage loans	11,339	10	11,121	9
Commercial construction loans	5,732	5	5,507	5
Commercial leases	2,543	2	2,663	2
Total commercial loans and leases	$72,870	62%	$77,495	63%
Consumer loans:
Residential mortgage loans	17,268	15	18,329	15
Home equity	3,933	3	4,006	3
Indirect secured consumer loans	15,172	13	16,598	13
Credit card	1,773	2	1,780	2
Solar energy installation loans	3,794	3	2,169	2
Other consumer loans	2,889	2	3,238	2
Total consumer loans	$44,829	38%	$46,120	37%
Total average loans and leases	$117,699	100%	$123,615	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$117,334		$122,812

Average loans and leases, including average loans and leases held for sale, decreased $5.9 billion, or 5%, for the three months ended March 31, 2024 compared to the same period in the prior year driven by decreases in average commercial loans and leases and average consumer loans.

Average commercial loans and leases decreased $4.6 billion, or 6%, for the three months ended March 31, 2024 compared to the same period in the prior year due to decreases in average commercial and industrial loans and average commercial leases, partially offset by increases in average commercial construction loans and average commercial mortgage loans. Average commercial and industrial loans decreased $4.9 billion, or 9%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily as a result of a planned reduction in balances in the second half of 2023. Average commercial leases decreased $120 million, or 5%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily as a result of a planned reduction in indirect non-relationship-based lease originations. Average commercial construction loans increased $225 million, or 4%, for the three months ended March 31, 2024 compared to the same period in the prior year as loan originations exceeded payoffs. Average commercial mortgage loans increased $218 million, or 2%, for the three months ended March 31, 2024 compared to the same period in the prior year as loan originations exceeded payoffs.

Average consumer loans decreased $1.3 billion, or 3%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to decreases in average indirect secured consumer loans, average residential mortgage loans, average other consumer loans and average home equity, partially offset by an increase in average solar energy installation loans. Average indirect secured consumer loans decreased $1.4 billion, or 9%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by paydowns exceeding loan originations and a planned reduction in balances. Average residential mortgage loans decreased $1.1 billion, or 6%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to lower origination volumes and a decrease in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average other consumer loans decreased $349 million, or 11%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by the paydowns of loans originated in connection with one third-party point-of-sale company with which the Bancorp discontinued the origination of new loans in September 2022. Average home equity decreased $73 million, or 2%, for the three months ended March 31, 2024 compared to the same period in the prior year as payoffs exceeded loan originations and new advances. Average solar energy installation loans increased $1.6 billion, or 75%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to increased loan originations.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $51.8 billion and $51.9 billion at March 31, 2024 and December 31, 2023, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 5.8 at March 31, 2024 compared to 4.8 at December 31, 2023. The taxable held-to-maturity securities portfolio had an effective duration of 4.2 at March 31, 2024.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
reported at amortized cost. Debt securities are classified as trading typically when bought and held principally for the purpose of selling them in the near term. At March 31, 2024, the Bancorp’s investment securities portfolio consisted primarily of AAA-rated available-for-sale debt and other securities and held-to-maturity securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt and other securities and held-to-maturity securities at both March 31, 2024 and December 31, 2023.

At both March 31, 2024 and December 31, 2023, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize a provision for credit losses for investment securities during both the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024, the Bancorp recognized $5 million of impairment losses on its available-for-sale debt and other securities, included in securities gains, net, in the Condensed Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions where the Bancorp has determined that it no longer intends to hold the securities until the recovery of their amortized cost bases. The Bancorp did not recognize impairment losses on its available-for-sale debt and other securities for the three months ended March 31, 2023.

The following table summarizes the end of period components of investment securities:

TABLE 15: Components of Investment Securities
As of ($ in millions)	March 31, 2024	December 31, 2023
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$2,773	4,477
Obligations of states and political subdivisions securities	2	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,630	11,564
Agency commercial mortgage-backed securities	24,445	28,945
Non-agency commercial mortgage-backed securities	4,837	4,872
Asset-backed securities and other debt securities	4,913	5,207
Other securities(a)	800	722
Total available-for-sale debt and other securities	$43,400	55,789
Held-to-maturity securities (amortized cost basis):(b)
U.S. Treasury and federal agencies securities	$2,321	—
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,194	—
Agency commercial mortgage-backed securities	4,003	—
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$11,520	2
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$630	647
Obligations of states and political subdivisions securities	65	39
Agency residential mortgage-backed securities	11	6
Asset-backed securities and other debt securities	445	207
Total trading debt securities	$1,151	899
Total equity securities (fair value)	$380	613
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.
(b)Includes a discount of $962 at March 31, 2024 pertaining to the unamortized portion of unrealized losses on securities.

In January 2024, the Bancorp transferred $12.6 billion (amortized cost basis) of securities from available-for-sale to held-to-maturity to reflect the Bancorp’s change in intent to hold these securities to maturity in order to reduce potential capital volatility associated with investment security market price fluctuations. The transfer included U.S. Treasury and federal agencies securities, agency residential mortgage-backed securities and agency commercial mortgage-backed securities. On the date of the transfer, pre-tax unrealized losses of $994 million were included in AOCI related to these transferred securities. The unrealized losses that existed on the date of transfer will continue to be reported as a component of AOCI and will be amortized into income over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the discount resulting from the transfer recorded at fair value.

On an amortized cost basis, available-for-sale debt and other securities and held-to-maturity securities comprised 28% of total interest-earning assets at both March 31, 2024 and December 31, 2023. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 5.5 years and 6.2 years at March 31, 2024 and December 31, 2023, respectively. In addition, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.07% and 3.06% at March 31,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
2024 and December 31, 2023, respectively. At March 31, 2024, the held-to-maturity securities portfolio had an estimated weighted-average life of 7.4 years and a weighted-average yield of 3.31%.

Information presented in Tables 16 and 17 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity.

The fair values of investment securities are impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $4.6 billion and $5.4 billion at March 31, 2024 and December 31, 2023, respectively.

TABLE 16: Characteristics of Available-for-Sale Debt and Other Securities
As of March 31, 2024 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$400	400	0.6	5.45%
Average life after one year through five years	2,373	2,374	1.6	5.49
Total	$2,773	2,774	1.4	5.49%
Obligations of states and political subdivisions securities:
Average life within one year	2	2	0.4	—
Total	$2	2	0.4	—%
Agency residential mortgage-backed securities:
Average life within one year	3	3	0.7	4.06
Average life after one year through five years	854	787	3.4	2.85
Average life after five years through ten years	3,761	3,274	6.6	2.96
Average life after ten years	1,012	787	11.2	2.92
Total	$5,630	4,851	6.9	2.93%
Agency commercial mortgage-backed securities:(a)
Average life within one year	100	97	0.4	3.07
Average life after one year through five years	10,532	9,716	3.5	2.69
Average life after five years through ten years	10,132	8,546	7.5	2.65
Average life after ten years	3,681	2,924	12.0	2.65
Total	$24,445	21,283	6.4	2.67%
Non-agency commercial mortgage-backed securities:
Average life within one year	818	798	0.8	3.16
Average life after one year through five years	2,079	1,974	2.4	3.23
Average life after five years through ten years	1,940	1,662	7.4	2.79
Total	$4,837	4,434	4.1	3.04%
Asset-backed securities and other debt securities:
Average life within one year	795	776	0.6	3.51
Average life after one year through five years	3,138	2,956	3.1	3.75
Average life after five years through ten years	970	905	6.1	4.46
Average life after ten years	10	10	10.4	7.71
Total	$4,913	4,647	3.3	3.86%
Other securities	800	800
Total available-for-sale debt and other securities	$43,400	38,791	5.5	3.07%
(a)Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.15% and 0.03% for securities with an average life between 5 and 10 years, average life greater than 10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Characteristics of Held-to-Maturity Securities
As of March 31, 2024 ($ in millions)	Amortized Cost(b)	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life after one year through five years	$2,321	2,292	3.8	2.47%
Total	2,321	2,292	3.8	2.47%
Agency residential mortgage-backed securities:
Average life after five years through ten years	5,194	5,085	9.0	3.17
Total	$5,194	5,085	9.0	3.17%
Agency commercial mortgage-backed securities:(a)
Average life within one year	38	38	1.0	3.63
Average life after one year through five years	546	540	3.6	3.79
Average life after five years through ten years	2,793	2,758	7.3	3.93
Average life after ten years	626	626	11.3	4.47
Total	$4,003	3,962	7.3	3.99%
Asset-backed securities and other debt securities:
Average life after ten years	2	2	11.6	8.78
Total	$2	2	11.6	8.78%
Total held-to-maturity securities	$11,520	11,341	7.4	3.31%
(a)Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.01%, 0.49% and 0.08% for securities with an average life between 1 and 5 years, average life between 5 and 10 years, average life greater than 10 years and in total, respectively.
(b)Includes a discount of $962 at March 31, 2024 pertaining to the unamortized portion of unrealized losses on securities.

Other Short-Term Investments
Other short-term investments have original maturities less than one year and primarily include interest-bearing balances that are funds on deposit at other depository institutions or the FRB. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $22.8 billion at March 31, 2024, an increase of $758 million from December 31, 2023. This increase was primarily attributable to stable deposit levels and a decrease in end-of-period loan and lease balances during the three months ended March 31, 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 76% of average total assets for both the three months ended March 31, 2024 and 2023.

The following table presents the end of period components of deposits:

TABLE 18: Components of Deposits
	March 31, 2024		December 31, 2023
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$41,849	25%	$43,146	26%
Interest checking	58,809	35	57,257	34
Savings	18,229	11	18,215	11
Money market	35,025	20	34,374	20
Foreign office	129	—	162	—
Total transaction deposits	$154,041	91	$153,154	91
CDs $250,000 or less	10,337	6	10,552	6
Total core deposits	$164,378	97	$163,706	97
CDs over $250,000(a)	5,209	3	5,206	3
Total deposits	$169,587	100%	$168,912	100%
(a)Includes $4.3 billion and $4.4 billion of retail brokered certificates of deposit which are fully covered by FDIC insurance as of March 31, 2024 and December 31, 2023, respectively.

Core deposits increased $672 million from December 31, 2023 primarily due to an increase in transaction deposits, partially offset by a decrease in CDs $250,000 or less. Transaction deposits increased $887 million, or 1%, from December 31, 2023 as increases in interest checking deposits and money market deposits were partially offset by a decrease in demand deposits. In response to the higher interest rate environment, deposit balances have migrated from noninterest-bearing products or lower interest-bearing products into higher interest-bearing products. Interest checking deposits increased $1.6 billion, or 3%, from December 31, 2023 primarily as a result of the aforementioned balance migration, partially offset by lower balances per customer account. Money market deposits increased $651 million, or 2%, from December 31, 2023 primarily as a result of higher balances per consumer customer account due to higher offering rates and the aforementioned balance migration. Demand deposits decreased $1.3 billion, or 3%, from December 31, 2023 primarily as a result of the aforementioned balance migration, partially offset by commercial balance growth and higher balances per consumer customer account. CDs $250,000 or less decreased $215 million, or 2%, from December 31, 2023 primarily due to maturities which outpaced new issuances given current market conditions.

The following table presents the components of average deposits for the three months ended:

TABLE 19: Components of Average Deposits
	March 31, 2024		March 31, 2023
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$40,839	24%	$50,737	32%
Interest checking	58,677	35	48,717	30
Savings	18,107	11	23,107	14
Money market	34,589	21	28,420	18
Foreign office	145	—	143	—
Total transaction deposits	$152,357	91	$151,124	94
CDs $250,000 or less	10,244	6	5,173	3
Total core deposits	$162,601	97	$156,297	97
CDs over $250,000(a)	5,521	3	4,348	3
Total average deposits	$168,122	100%	$160,645	100%
(a)Includes $4.7 billion and $4.1 billion of retail brokered certificates of deposit which are fully covered by FDIC insurance for the three months ended March 31, 2024 and 2023, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
On an average basis, core deposits increased $6.3 billion, or 4%, for the three months ended March 31, 2024 compared to the same period in the prior year due to increases in average CDs $250,000 or less and average transaction deposits. In response to the higher interest rate environment, deposit balances have migrated from noninterest-bearing products or lower interest-bearing products into higher interest-bearing products. Average CDs $250,000 or less increased $5.1 billion, or 98%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to higher offering rates. Average transaction deposits increased $1.2 billion, or 1%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by increases in average interest checking deposits and average money market deposits, partially offset by decreases in average demand deposits and average savings deposits. Average interest checking deposits increased $10.0 billion, or 20%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily as a result of the aforementioned balance migration as well as average commercial balance growth, partially offset by lower average balances per consumer customer account. Average money market deposits increased $6.2 billion, or 22%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily as a result of higher average balances per consumer customer account due to higher offering rates and the aforementioned balance migration. Average demand deposits decreased $9.9 billion, or 20%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily as a result of the aforementioned balance migration and lower average balances per consumer customer account, partially offset by average commercial balance growth. Average savings deposits decreased $5.0 billion, or 22%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to lower average balances per consumer customer account due to increased consumer spending and the impact of consumer preferences for products with higher offering rates.

Average CDs over $250,000 increased $1.2 billion, or 27%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to an increase in retail brokered CDs issued.

Contractual maturities
The contractual maturities of CDs as of March 31, 2024 are summarized in the following table:

TABLE 20: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$15,328
13-24 months	161
25-36 months	39
37-48 months	7
49-60 months	8
After 60 months	3
Total CDs	$15,546
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all FDIC requirements are met. All deposits that an account owner has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of March 31, 2024 and December 31, 2023, approximately $99.2 billion, or 59%, and $97.6 billion, or 58%, respectively, of the Bancorp’s domestic deposits were estimated to be insured. As of March 31, 2024 and December 31, 2023, approximately $70.3 billion and $71.1 billion, respectively, of the Bancorp’s domestic deposits were estimated to be uninsured. At March 31, 2024 and December 31, 2023, approximately $3.3 billion and $3.4 billion, respectively, of the Bancorp’s time deposits were estimated to be not fully insured. The estimated uninsured portions of those time deposits were $1.9 billion at both March 31, 2024 and December 31, 2023. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 13% and 15% for the three months ended March 31, 2024 and 2023, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the end of period components of borrowings:

TABLE 21: Components of Borrowings
As of ($ in millions)	March 31, 2024	December 31, 2023
Federal funds purchased	$247	193
Other short-term borrowings	2,866	2,861
Long-term debt	15,444	16,380
Total borrowings	$18,557	19,434

Total borrowings decreased $877 million, or 5%, from December 31, 2023 primarily due to a decrease in long-term debt of $936 million which was driven by the redemptions or maturities of $2.3 billion of notes, $129 million of paydowns associated with loan securitizations and $91 million of fair value adjustments associated with hedged long-term debt. These decreases were partially offset by the issuance of senior fixed-rate/floating-rate notes in January of 2024 totaling $1.0 billion. Additionally, in March of 2024 the Bancorp obtained $500 million in new FHLB advances that will mature in 2026, utilizing its existing borrowing capacity.

The following table summarizes components of average borrowings for the three months ended:

TABLE 22: Components of Average Borrowings
($ in millions)	March 31, 2024	March 31, 2023
Federal funds purchased	$201	487
Other short-term borrowings	3,534	5,375
Long-term debt	15,515	13,510
Total average borrowings	$19,250	19,372

Total average borrowings decreased $122 million, or 1%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to decreases in average other short-term borrowings and average federal funds purchased, partially offset by an increase in average long-term debt. Average other short-term borrowings and average federal funds purchased decreased $1.8 billion and $286 million, respectively, for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to increased long-term debt which reduced the need for short-term funding during the period. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements. Average long-term debt increased $2.0 billion for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by the issuance of senior fixed-rate/floating-rate notes of $1.25 billion in July of 2023, the issuance of asset-backed securities of $1.5 billion in August of 2023 related to an automobile loan securitization and $1.5 billion in new FHLB advances obtained by the Bancorp since March 31, 2023 as well as the aforementioned issuance of senior fixed-rate/floating-rate notes in 2024 of $1.0 billion. These increases were partially offset by redemptions or maturities of $2.8 billion of notes, $325 million of paydowns associated with loan securitizations and $155 million of fair value adjustments associated with hedged long-term debt since March 31, 2023. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

During the first quarter of 2024, the Bancorp eliminated certain revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking. As a result, the results of operations for the Wealth and Asset Management segment for the three months ended March 31, 2023 were adjusted to reflect the impact of the elimination of these revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets increased since December 31, 2023 as they were affected by the prevailing level of interest rates and repricing characteristics of the portfolio. The credit rates for deposit products decreased modestly since December 31, 2023 due to modified assumptions and an inverted yield curve. As a result, net interest income for each segment was negatively impacted during the three months ended March 31, 2024 as a result of these updates to FTP charge and credit rates.

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

The following table summarizes net income (loss) by business segment:

TABLE 23: Net Income (Loss) by Business Segment
	For the three months ended March 31,
($ in millions)	2024	2023
Commercial Banking	$369	580
Consumer and Small Business Banking	527	659
Wealth and Asset Management	46	74
General Corporate and Other	(422)	(755)
Net income	$520	558

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 24: Commercial Banking
	For the three months ended March 31,
($ in millions)	2024	2023
Income Statement Data
Net interest income (FTE)(a)	$690	980
Provision for credit losses	71	46
Noninterest income:
Commercial banking revenue	142	160
Service charges on deposits	100	87
Leasing business revenue	39	57
Other noninterest income	45	32
Noninterest expense:
Compensation and benefits	189	190
Leasing business expense	25	34
Other noninterest expense	287	327
Income before income taxes (FTE)	444	719
Applicable income tax expense(a)(b)	75	139
Net income	$369	580
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$68,179	73,740
Demand deposits	18,978	26,930
Interest checking deposits	39,513	26,965
Savings and money market deposits	5,497	5,069
Certificates of deposit	69	44
Foreign office deposits	145	143
(a)Includes FTE adjustments of $4 and $3 for the three months ended March 31, 2024 and 2023, respectively.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $369 million for the three months ended March 31, 2024 compared to $580 million for the same period in the prior year. The decrease was primarily driven by a decrease in net interest income on an FTE basis, an increase in provision for credit losses and a decrease in noninterest income, partially offset by a decrease in noninterest expense.

Net interest income on an FTE basis decreased $290 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by increases in average balances of and rates paid on interest checking deposits and savings and money market deposits as well as increases in FTP charge rates on commercial loans and leases. These negative impacts were partially offset by increases in yields on average commercial loans and leases as well as increases in FTP credits on interest checking deposits.

Provision for credit losses increased $25 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by an increase in the allocated provision for credit losses related to commercial criticized assets as well as an increase in net charge-offs on commercial and industrial loans. Annualized net charge-offs as a percent of average portfolio loans and leases increased to 18 bps for the three months ended March 31, 2024, compared to 15 bps for the same period in the prior year.

Noninterest income decreased $10 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by decreases in commercial banking revenue and leasing business revenue, partially offset by increases in service charges on deposits and other noninterest income. Commercial banking revenue decreased $18 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by decreases in revenue from commercial customer derivatives, merger and acquisition fees and loan syndication fees, partially offset by an increase in corporate bond fees. Leasing business revenue decreased $18 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by decreases in operating lease income and lease remarketing fees. Service charges on deposits increased $13 million for the three months ended March 31, 2024

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
compared to the same period in the prior year primarily due to an increase in revenue from commercial payments activities, which include traditional treasury management and embedded payments. Other noninterest income increased $13 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to the recognition of net securities gains during the three months ended March 31, 2024 compared to net securities losses for the three months ended March 31, 2023 and an increase in card and processing revenue primarily driven by an increase in electronic funds transfer income.

Noninterest expense decreased $50 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by decreases in other noninterest expense and leasing business expense. Other noninterest expense decreased $40 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by decreases in allocated expenses as well as a decline in credit valuation adjustments on customer accommodation derivatives. Leasing business expense decreased $9 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by a decrease in depreciation expense associated with operating lease equipment.

Average commercial loans and leases decreased $5.6 billion for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to decreases in average commercial and industrial loans, average commercial leases and average commercial mortgage loans, partially offset by an increase in average commercial construction loans. Average commercial and industrial loans decreased for the three months ended March 31, 2024 compared to the same period in the prior year primarily as a result of a planned reduction in balances in the second half of 2023. Average commercial leases decreased for the three months ended March 31, 2024 compared to the same period in the prior year primarily as a result of a planned reduction in indirect non-relationship based lease originations. Average commercial mortgage loans decreased for the three months ended March 31, 2024 compared to the same period in the prior year as payoffs exceeded loan originations. Average commercial construction loans increased for the three months ended March 31, 2024 compared to the same period in the prior year as loan originations exceeded payoffs.

Average deposits increased $5.1 billion for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to increases in average interest checking deposits and average savings and money market deposits, partially offset by a decrease in average demand deposits. Average interest checking deposits increased $12.5 billion for the three months ended March 31, 2024 compared to the same period in the prior year primarily as a result of balance migration from demand deposits as well as average balance growth. Average savings and money market deposits increased $428 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily as a result of higher average balances per customer account. Average demand deposits decreased $8.0 billion for the three months ended March 31, 2024 compared to the same period in the prior year primarily as a result of the aforementioned balance migration.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Consumer and Small Business Banking
Consumer and Small Business Banking provides a full range of deposit and loan products to individuals and small businesses through a network of full-service banking centers and relationships with indirect and correspondent loan originators in addition to providing products designed to meet the specific needs of small businesses, including cash management services. Consumer and Small Business Banking includes the Bancorp’s residential mortgage, home equity loans and lines of credit, credit cards, automobile and other indirect lending, solar energy installation and other consumer lending activities. Residential mortgage activities include the origination, retention and servicing of residential mortgage loans, sales and securitizations of those loans and all associated hedging activities. Indirect lending activities include extending loans to consumers through automobile dealers, motorcycle dealers, powersport dealers, recreational vehicle dealers and marine dealers. Solar energy installation loans and certain other consumer loans are originated through a network of contractors and installers.

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 25: Consumer and Small Business Banking
	For the three months ended March 31,
($ in millions)	2024	2023
Income Statement Data
Net interest income	$1,125	1,257
Provision for credit losses	84	51
Noninterest income:
Card and processing revenue	74	74
Wealth and asset management revenue	59	53
Mortgage banking net revenue	54	69
Service charges on deposits	51	51
Other noninterest income	28	26
Noninterest expense:
Compensation and benefits	234	224
Net occupancy and equipment expense	66	62
Card and processing expense	19	20
Other noninterest expense	320	339
Income before income taxes	$668	834
Applicable income tax expense	141	175
Net income	$527	659
Average Balance Sheet Data
Consumer loans, including held for sale	$42,105	43,213
Commercial loans	3,211	2,474
Demand deposits	20,627	22,615
Interest checking deposits	11,159	13,608
Savings and money market deposits	43,756	41,618
Certificates of deposit	11,084	5,437
Net income was $527 million for the three months ended March 31, 2024 compared to $659 million for the same period in the prior year. The decrease was primarily driven by a decrease in net interest income, an increase in provision for credit losses and a decrease in noninterest income, partially offset by a decrease in noninterest expense.

Net interest income decreased $132 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to increases in rates paid on deposits as well as increases in FTP charge rates on loans. These negative impacts were partially offset by increases in yields on loans and leases as well as increases in FTP credits on deposits.

Provision for credit losses increased $33 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to increases in net charge-offs on consumer loans. Annualized net charge-offs as a percent of average portfolio loans and leases increased to 71 bps for the three months ended March 31, 2024 compared to 46 bps for the same period in the prior year.

Noninterest income decreased $7 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by a decrease in mortgage banking net revenue, partially offset by an increase in wealth and asset management revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue. Wealth and asset management revenue increased $6 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to increases in broker income and personal asset management revenue.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest expense decreased $6 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by a decrease in other noninterest expense, partially offset by an increase in compensation and benefits expense. Other noninterest expense decreased $19 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to decreases in allocated expenses, partially offset by an increase in marketing expense. Marketing expense increased $6 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by direct mail campaigns. Compensation and benefits expense increased $10 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by increases in base compensation and performance-based compensation.

Average consumer loans decreased $1.1 billion for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to decreases in average indirect secured consumer loans, average residential mortgage loans and average other consumer loans, partially offset by an increase in average solar energy installation loans. Average indirect secured consumer loans decreased for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by paydowns exceeding loan originations and a planned reduction in balances. Average residential mortgage loans decreased for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to lower origination volumes and a decrease in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average other consumer loans decreased for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by the paydowns of loans originated in connection with one third-party point-of-sale company with which the Bancorp discontinued the origination of new loans in September of 2022. Average solar energy installation loans increased for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to increased loan originations. Average commercial loans increased $737 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by increases in average commercial mortgage loans, average commercial and industrial loans and average commercial construction loans as loan originations exceeded payoffs.

Average deposits increased $3.3 billion for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by increases in average certificates of deposit and average savings and money market deposits, partially offset by decreases in average interest checking deposits and average demand deposits. Average certificates of deposit increased $5.6 billion and average savings and money market deposits increased $2.1 billion for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to higher offering rates and higher average balances per consumer customer account. Average interest checking deposits decreased $2.4 billion and average demand deposits decreased $2.0 billion for the three months ended March 31, 2024 compared to the same period in the prior year primarily as a result of lower average balances per customer account as well as balance migration into certificates of deposit.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 26: Wealth and Asset Management
	For the three months ended March 31,
($ in millions)	2024	2023
Income Statement Data
Net interest income	$59	101
Provision for credit losses	—	—
Noninterest income:
Wealth and asset management revenue	101	92
Other noninterest income	1	—
Noninterest expense:
Compensation and benefits	62	61
Other noninterest expense	41	39
Income before income taxes	$58	93
Applicable income tax expense	12	19
Net income	$46	74
Average Balance Sheet Data
Loans and leases, including held for sale	$4,163	4,452
Deposits	10,735	12,298

Net income was $46 million for the three months ended March 31, 2024 compared to $74 million for the same period in the prior year. The decrease was primarily driven by a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income.

Net interest income decreased $42 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by an increase in rates paid on average deposits, a decrease in FTP credits on deposits and an increase in FTP charge rates on loans and leases. These negative impacts were partially offset by an increase in yields on loans and leases for the three months ended March 31, 2024 compared to the same period in the prior year.

Noninterest income increased $10 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to an increase in wealth and asset management revenue, which increased $9 million for the three months ended March 31, 2024 driven by an increase in personal asset management revenue.

Noninterest expense increased $3 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by an increase in other noninterest expense. Other noninterest expense increased $2 million for the three months ended March 31, 2024 primarily as the result of increases in allocated expenses.

Average loans and leases decreased $289 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by decreases in average residential mortgage loans, average other consumer loans and average commercial and industrial loans as payoffs exceeded loan production.

Average deposits decreased $1.6 billion for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by decreases in average interest checking deposits, average demand deposits and average savings and money market deposits as a result of lower average balances per customer account, partially offset by an increase in average certificates of deposit.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net interest income on an FTE basis increased $332 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by increases in FTP charge rates on loans and leases allocated to the business segments as well as an increase in interest income on other short-term investments. These positive impacts were partially offset by increases in FTP credits on deposits allocated to the business segments as well as an increase in interest expense on long-term debt. The increases in both FTP credits and FTP charges allocated to the business segments were driven by increases in market interest rates. Under the Bancorp’s internal reporting methodology, the Bancorp insulates the business segments from interest rate risk associated with fixed-rate lending by transferring this risk to General Corporate and Other through the FTP methodology. As a result, the amount of FTP credits on deposits earned by the business segments has increased at a faster pace than the amount of allocated FTP charges on loans and leases. If market interest rates remain at current levels, the FTP charges to the business segments for loans and leases will increase over time as fixed-rate loans mature and are replaced with new originations.

The benefit from credit losses was $61 million for the three months ended March 31, 2024 compared to a provision for credit losses of $67 million for the same period in the prior year. The increase in the benefit from credit losses was primarily driven by an increase in allocations to the business segments.

Noninterest income increased $21 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B shares.

Noninterest expense increased $64 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily driven by a decrease in corporate overhead allocations from General Corporate and Other to the other business segments as well as the incremental expense associated with the Bancorp’s updated estimate of its allocated share of the FDIC’s special assessment. These impacts were partially offset by a decrease in compensation and benefits primarily driven by decreases in performance-based compensation and base compensation.

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

The Bancorp utilizes internally developed models to estimate expected credit losses for portfolio loans and leases. For loans and leases that are collectively evaluated, the Bancorp utilizes these models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. Refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the Bancorp’s processes for developing these models, for estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit losses for individually evaluated loans.

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

Overview
During the first quarter of 2024, economic growth remained resilient as strong job growth, improved capital markets activity and fiscal deficit spending supported above-trend economic growth while the downward trend in inflation reversed, driven by acceleration in inflation for services. With the FOMC less likely to cut rates in the near-term, market expectations for rate cuts this year shifted from seven in mid-January 2024 to three by the end of the first quarter of 2024. The FOMC continues to seek a soft landing for the economy while balancing the risks of cutting rates too soon and allowing price pressures to become entrenched against the risks associated with maintaining a restrictive policy for too long.

Going forward, it is unclear whether inflation can return sustainably to the FOMC’s long-run target of 2% without an extended period of tighter monetary policy leading to below-potential growth and a softer labor market. The risk remains that inflation may be more persistent than expected by the FOMC and financial markets. Geopolitical tensions remain elevated and have the potential to become very disruptive to the economic outlook if they continue to escalate. Against this backdrop, tighter liquidity in the banking sector is limiting the supply of credit in the economy. Over time, these factors may adversely impact business investment, job growth and consumer spending, potentially leading to a downturn in the economy.

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

TABLE 27: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	March 31, 2024			December 31, 2023
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$12,763	19,624	4	12,558	19,679	4
Financial services and insurance	9,714	20,486	—	9,998	21,022	—
Manufacturing	9,175	19,072	67	9,010	19,101	54
Healthcare	5,711	8,003	33	5,485	7,831	13
Business services	5,594	10,049	55	5,917	10,339	50
Wholesale trade	4,895	10,206	6	5,259	10,414	6
Accommodation and food	4,151	6,670	25	4,326	6,946	25
Retail trade	3,740	9,487	86	3,953	9,847	85
Communication and information	3,202	6,271	59	3,191	6,482	60
Mining	2,821	5,879	—	2,813	5,940	—
Construction	2,664	6,427	6	2,656	6,391	10
Transportation and warehousing	2,281	4,194	4	2,382	4,326	5
Utilities	1,852	3,277	—	1,850	3,493	—
Entertainment and recreation	1,685	2,808	6	1,687	2,964	8
Other services	1,214	1,719	6	1,181	1,680	6
Agribusiness	299	583	15	300	614	—
Public administration	133	201	—	151	240	—
Individuals	22	71	—	29	77	—
Total	$71,916	135,027	372	72,746	137,386	326
By Loan Size:
Less than $1 million	5%	5	16	4	4	19
$1 million to $5 million	7	5	7	7	6	11
$5 million to $10 million	5	4	11	5	4	5
$10 million to $25 million	13	11	25	14	11	23
$25 million to $50 million	25	23	11	24	23	—
Greater than $50 million	45	52	30	46	52	42
Total	100%	100	100	100	100	100
By State:
California	10%	8	16	10	8	5
Illinois	9	8	6	9	8	5
Ohio	8	11	5	8	11	6
Texas	8	8	—	9	9	1
Florida	7	7	27	7	7	35
New York	7	6	—	7	6	—
Michigan	5	5	5	5	5	3
Georgia	4	4	18	4	4	21
Indiana	3	4	1	3	3	1
Tennessee	3	3	—	3	3	1
North Carolina	3	3	1	3	3	2
South Carolina	3	2	1	2	2	1
Other	30	31	20	30	31	19
Total	100%	100	100	100	100	100
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

TABLE 28: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of March 31, 2024 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$80	229	3,420
Commercial mortgage nonowner-occupied loans	15	95	5,373
Total	$95	324	8,793

TABLE 29: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2023 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$53	258	3,257
Commercial mortgage nonowner-occupied loans	1	29	5,121
Total	$54	287	8,378

The Bancorp views nonowner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 30: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of March 31, 2024 ($ in millions)					For the three months ended March 31, 2024
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Illinois	$1,516	1,802	—	2	—
Florida	1,251	2,100	—	—	—
Ohio	989	1,361	—	—	—
South Carolina	932	1,135	—	—	—
California	795	1,196	—	—	—
Michigan	757	1,046	—	1	—
Texas	712	1,358	—	—	—
New York	506	538	—	—	—
Georgia	464	864	—	—	—
All other states	2,928	4,731	—	—	—
Total	$10,850	16,131	—	3	—
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 31: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of March 31, 2023 ($ in millions)					For the three months ended March 31, 2023
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Illinois	$1,501	1,744	—	21	—
Florida	1,128	1,944	—	—	—
Ohio	1,064	1,504	—	—	—
South Carolina	794	1,110	—	—	—
California	621	1,050	—	—	—
Michigan	817	1,175	—	1	—
Texas	747	1,376	—	—	—
New York	389	556	—	—	—
Georgia	436	919	—	—	—
All other states	2,950	4,967	—	1	—
Total	$10,447	16,345	—	23	—
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Consumer Portfolio
The Bancorp’s consumer portfolio is materially comprised of six categories of loans: residential mortgage loans, home equity, indirect secured consumer loans, credit card, solar energy installation loans and other consumer loans. The Bancorp has identified certain credit characteristics within these six categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio. The Bancorp does not update LTVs for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. The Bancorp actively manages the consumer portfolio through concentration limits, which mitigate credit risk through limiting the exposure to lower FICO scores, higher LTVs, specific geographic concentration risks and additional risk elements.

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

The Bancorp does not originate residential mortgage loans that permit customers to make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $528 million of ARM loans will have rate resets during the next twelve months. Of these resets, 95% are expected to experience an increase in rate, with an average increase of approximately 1.66%. Underlying characteristics of these borrowers are relatively strong with a weighted average origination debt-to-income ratio of 35% and weighted average origination LTV of 72%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 32: Residential Mortgage Portfolio Loans by LTV at Origination
	March 31, 2024		December 31, 2023
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,653	62.9%	$11,718	62.7%
LTV > 80%, with mortgage insurance(a)	2,982	95.1	2,996	95.1
LTV > 80%, no mortgage insurance	2,360	91.1	2,312	91.1
Total	$16,995	72.6%	$17,026	72.4%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 33: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of March 31, 2024 ($ in millions)				For the three months ended March 31, 2024
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs
By State:
Ohio	$515	—	7	—
Illinois	466	—	5	—
Florida	419	—	1	—
North Carolina	171	—	1	—
Indiana	167	—	2	—
Michigan	163	—	1	—
Kentucky	127	—	1	—
All other states	332	—	6	—
Total	$2,360	—	24	—

TABLE 34: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of March 31, 2023 ($ in millions)				For the three months ended March 31, 2023
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs
By State:
Ohio	$498	—	9	—
Illinois	433	—	5	—
Florida	353	—	3	—
Michigan	159	—	2	—
Indiana	157	—	2	—
North Carolina	148	—	1	—
Kentucky	113	—	1	—
All other states	284	—	7	—
Total	$2,145	—	30	—

Home equity portfolio
The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 27% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 6% of the balances mature before 2025.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 36 and Table 37. Of the total $3.9 billion of outstanding home equity loans:
•75% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Illinois, Indiana and Kentucky as of March 31, 2024;
•34% are in senior lien positions and 66% are in junior lien positions at March 31, 2024;
•75% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended March 31, 2024; and
•The portfolio had a weighted average refreshed FICO score of 749 at March 31, 2024.

The Bancorp actively manages lines of credit and makes adjustments in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp does not routinely obtain appraisals on performing loans to update LTVs after origination. However, the Bancorp monitors the local housing markets by reviewing various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring processes. For junior lien home equity loans which become 60 days or more past due, the Bancorp tracks the performance of the senior lien loans in which the Bancorp is the servicer and utilizes consumer credit bureau attributes to monitor the status of the senior lien loans that the Bancorp does not service. If the senior lien loan is found to be 120 days or more past due, the junior lien home equity loan is placed on nonaccrual status unless both loans are well-secured and in the process of collection. Additionally, if the junior lien home equity loan becomes 120 days or more past due and the senior lien loan is also 120 days or more past due, the junior lien home equity loan is assessed for charge-off. Refer to the Analysis of Nonperforming Assets subsection of the Risk Management section of MD&A and Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 35: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	March 31, 2024		December 31, 2023
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$107	3%	$109	2%
FICO 660-719	177	5	187	5
FICO ≥ 720	1,019	26	1,052	27
Total senior liens	$1,303	34%	$1,348	34%
Junior Liens:
FICO ≤ 659	219	5	218	6
FICO 660-719	470	12	460	12
FICO ≥ 720	1,891	49	1,890	48
Total junior liens	$2,580	66%	$2,568	66%
Total	$3,883	100%	$3,916	100%

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

TABLE 36: Home Equity Portfolio Loans Outstanding by LTV at Origination
	March 31, 2024		December 31, 2023
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,154	50.6%	$1,194	50.8%
LTV > 80%	149	89.0	154	88.9
Total senior liens	$1,303	55.2%	$1,348	55.4%
Junior Liens:
LTV ≤ 80%	1,787	64.8	1,768	64.9
LTV > 80%	793	88.6	800	88.7
Total junior liens	$2,580	72.5%	$2,568	72.7%
Total	$3,883	66.7%	$3,916	66.7%

The following tables provide an analysis of home equity portfolio loans outstanding by state with a LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 37: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of March 31, 2024 ($ in millions)				For the three months ended March 31, 2024
	Outstanding	Exposure	Nonaccrual	Net Charge-offs
By State:
Ohio	$283	794	7	—
Illinois	142	344	5	—
Michigan	136	385	3	—
Indiana	97	250	2	—
Florida	88	209	2	—
Kentucky	79	207	1	—
All other states	117	301	2	—
Total	$942	2,490	22	—

TABLE 38: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of March 31, 2023 ($ in millions)				For the three months ended March 31, 2023
	Outstanding	Exposure	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Ohio	$312	846	7	—
Illinois	157	361	3	(1)
Michigan	155	422	3	—
Indiana	97	258	2	—
Florida	80	193	2	—
Kentucky	84	218	2	—
All other states	118	295	3	—
Total	$1,003	2,593	22	(1)

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $12.2 billion of automobile loans and $3.1 billion of indirect motorcycle, powersport, recreational vehicle and marine loans as of March 31, 2024. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 39: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2024		December 31, 2023
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$186	1%	$189	1%
FICO 660-719	3,071	20	3,075	21
FICO ≥ 720	12,049	79	11,701	78
Total	$15,306	100%	$14,965	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 40: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	March 31, 2024		December 31, 2023
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$11,199	79.7%	$10,976	79.6%
LTV > 100%	4,107	110.1	3,989	110.2
Total	$15,306	87.8%	$14,965	87.7%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV greater than 100% at origination:

TABLE 41: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100% at Origination
As of ($ in millions)	Outstanding	Nonaccrual	Net Charge-offs for the Three Months Ended
March 31, 2024	$4,107	16	11
March 31, 2023	4,458	15	8

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both March 31, 2024 and December 31, 2023. At both March 31, 2024 and December 31, 2023, 71% of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Given the variable nature of the credit card portfolio, interest rate increases impact this product and it is regularly monitored to ensure the portfolio remains within the Bancorp’s risk tolerance.

The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination as of:

TABLE 42: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2024		December 31, 2023
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$70	4%	$75	4%
FICO 660-719	486	28	503	27
FICO ≥ 720	1,181	68	1,287	69
Total	$1,737	100%	$1,865	100%

Solar energy installation loans
The Bancorp originates point-of-sale solar energy installation loans through a network of approved installers. The Bancorp considers several factors when monitoring its solar energy installation loan portfolio, including concentrations by installer, concentrations by state and FICO distributions at origination. At March 31, 2024 and December 31, 2023, loans originated through the Bancorp’s three largest approved installers represented approximately 24% and 23%, respectively, of total balances outstanding in the solar energy installation loan portfolio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide an analysis of solar energy installation portfolio loans outstanding by state:

TABLE 43: Solar Energy Installation Loans Outstanding by State
As of March 31, 2024 ($ in millions)		For the three months ended March 31, 2024
	Outstanding	Net Charge-offs
By State:
Florida	$693	3
California	576	1
Texas	467	2
Arizona	337	1
Virginia	200	1
Colorado	143	—
Nevada	139	—
Oregon	121	—
New York	100	—
Connecticut	91	—
All other states	1,004	4
Total	$3,871	12

TABLE 44: Solar Energy Installation Loans Outstanding by State
As of March 31, 2023 ($ in millions)		For the three months ended March 31, 2023
	Outstanding	Net Charge-offs
By State:
Florida	$536	1
California	325	1
Texas	323	—
Arizona	206	—
Virginia	108	—
Colorado	89	—
Nevada	69	—
Oregon	49	—
New York	55	—
Connecticut	55	—
All other states	601	1
Total	$2,416	3

The following table provides an analysis of solar energy installation portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 45: Solar Energy Installation Loans Outstanding by FICO Score at Origination
	March 31, 2024		December 31, 2023
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$6	—%	$6	—%
FICO 660-719	580	15	557	15
FICO ≥ 720	3,285	85	3,165	85
Total	$3,871	100%	$3,728	100%

Other consumer portfolio loans
Other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network, point-of-sale home improvement loans originated through a network of contractors and installers, and other point-of-sale loans originated or purchased in connection with third-party companies. Loans originated in connection with one third-party point-of-sale company are impacted by certain credit loss protection coverage provided by that company. The Bancorp discontinued origination of new loans with this third-party company in September 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 46: Other Consumer Portfolio Loans Outstanding by Product Type
	March 31, 2024		December 31, 2023
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Other secured	$842	30%	$892	30%
Point-of-sale	761	27	809	27
Third-party point-of-sale	741	27	825	28
Unsecured	433	16	462	15
Total	$2,777	100%	$2,988	100%

Analysis of Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 47. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases, refer to the Nonaccrual Loans and Leases section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023.

Nonperforming assets were $748 million at March 31, 2024 compared to $689 million at December 31, 2023. At March 31, 2024, $5 million of nonaccrual loans were held for sale, compared to $1 million at December 31, 2023.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.64% and 0.59% at March 31, 2024 and December 31, 2023, respectively. Nonaccrual loans and leases secured by real estate were 34% of nonaccrual loans and leases as of March 31, 2024 compared to 32% as of December 31, 2023.

Portfolio commercial nonaccrual loans and leases were $372 million at March 31, 2024, an increase of $46 million from December 31, 2023. Portfolio residential mortgage and consumer nonaccrual loans were $336 million at March 31, 2024, an increase of $13 million from December 31, 2023. Refer to Table 48 for a rollforward of portfolio nonaccrual loans and leases.

OREO and other repossessed property was $35 million and $39 million at March 31, 2024 and December 31, 2023, respectively. The Bancorp recognized an immaterial amount in losses on the transfer, sale or write-down of OREO properties for both the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024 and 2023, approximately $17 million and $10 million, respectively, of interest income would have been recognized if the nonaccrual portfolio loans and leases had been current in accordance with their contractual terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 47: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	March 31, 2024	December 31, 2023
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$332	304
Commercial mortgage loans	39	20
Commercial construction loans	1	1
Commercial leases	—	1
Residential mortgage loans	137	124
Home equity	60	57
Indirect secured consumer loans	32	36
Credit card	32	34
Solar energy installation loans	65	60
Other consumer loans	10	12
Total nonaccrual portfolio loans and leases(a)	$708	649
OREO and other repossessed property(c)	35	39
Total nonperforming portfolio loans and leases and OREO	$743	688
Nonaccrual loans held for sale	5	1
Total nonperforming assets	$748	689
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$9	8
Commercial leases	2	—
Residential mortgage loans(b)	5	7
Credit card	19	21
Total portfolio loans and leases 90 days past due and still accruing	$35	36
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.64%	0.59
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.61	0.55
ACL as a percent of nonperforming portfolio loans and leases	349	383
ACL as a percent of nonperforming portfolio assets	333	362
(a)Includes $20 and $19 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of March 31, 2024 and December 31, 2023, respectively.
(b)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $127 as of March 31, 2024 and $141 as of December 31, 2023. The Bancorp recognized losses of an immaterial amount for both the three months ended March 31, 2024 and 2023 due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)Includes $19 and $20 of branch-related real estate no longer intended to be used for banking purposes as of March 31, 2024 and December 31, 2023, respectively.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 48: Rollforward of Portfolio Nonaccrual Loans and Leases
For the three months ended March 31, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$326	124	199	649
Transfers to nonaccrual status	108	20	91	219
Transfers to accrual status	(1)	(1)	(21)	(23)
Transfers to held for sale	(3)	—	—	(3)
Loan paydowns/payoffs	(18)	(6)	(17)	(41)
Transfers to OREO	—	(1)	(4)	(5)
Charge-offs	(40)	—	(49)	(89)
Draws/other extensions of credit	—	1	—	1
Balance, end of period	$372	137	199	708

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 49: Rollforward of Portfolio Nonaccrual Loans and Leases
For the three months ended March 31, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$263	124	128	515
Transfers to nonaccrual status	121	22	77	220
Transfers to accrual status	(1)	(9)	(24)	(34)
Loan paydowns/payoffs	(22)	(7)	(15)	(44)
Transfers to OREO	—	(2)	(3)	(5)
Charge-offs	(33)	—	(33)	(66)
Draws/other extensions of credit	6	1	—	7
Balance, end of period	$334	129	130	593

Analysis of Net Loan Charge-offs
Net charge-offs were 38 bps and 26 bps of average portfolio loans and leases for the three months ended March 31, 2024 and 2023, respectively. Table 50 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 19 bps during the three months ended March 31, 2024, compared to 17 bps during the same period in the prior year primarily due to an increase in net charge-offs on commercial and industrial loans of $5 million for the three months ended March 31, 2024.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans increased to 67 bps during the three months ended March 31, 2024, compared to 42 bps during the same period in the prior year primarily due to increases in net charge-offs on indirect secured consumer loans of $10 million and solar energy installation loans of $9 million for the three months ended March 31, 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 50: Summary of Credit Loss Experience
	For the three months ended March 31,
($ in millions)	2024	2023
Losses charged-off:
Commercial and industrial loans	$(40)	(32)
Commercial mortgage loans	—	—
Commercial construction loans	—	(1)
Commercial leases	—	—
Residential mortgage loans	—	(1)
Home equity	(2)	(1)
Indirect secured consumer loans	(35)	(23)
Credit card	(23)	(20)
Solar energy installation loans	(14)	(3)
Other consumer loans(a)	(32)	(29)
Total losses charged-off	$(146)	(110)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$5	2
Commercial mortgage loans	—	—
Commercial construction loans	—	—
Commercial leases	—	—
Residential mortgage loans	—	1
Home equity	2	1
Indirect secured consumer loans	11	9
Credit card	5	5
Solar energy installation loans	2	—
Other consumer loans(a)	11	14
Total recoveries of losses previously charged-off	$36	32
Net losses charged-off:
Commercial and industrial loans	$(35)	(30)
Commercial mortgage loans	—	—
Commercial construction loans	—	(1)
Commercial leases	—	—
Residential mortgage loans	—	—
Home equity	—	—
Indirect secured consumer loans	(24)	(14)
Credit card	(18)	(15)
Solar energy installation loans	(12)	(3)
Other consumer loans	(21)	(15)
Total net losses charged-off	$(110)	(78)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.27%	0.21
Commercial mortgage loans	—	0.01
Commercial construction loans	—	0.10
Commercial leases	(0.04)	(0.04)
Total commercial loans and leases	0.19%	0.17
Residential mortgage loans	(0.01)	—
Home equity	0.03	(0.04)
Indirect secured consumer loans	0.64	0.34
Credit card	4.19	3.43
Solar energy installation loans	1.31	0.45
Other consumer loans	2.71	2.05
Total consumer loans	0.67%	0.42
Total net losses charged-off as a percent of average portfolio loans and leases	0.38%	0.26
(a)For the three months ended March 31, 2024 and 2023, the Bancorp recorded $8 and $9, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Allowance for Credit Losses
The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. As described in Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023, the Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases (as adjusted for prepayments). The Bancorp’s methodology for determining the ALLL includes an estimate of expected credit losses on a collective basis for groups of loans and leases with similar risk characteristics and specific allowances for loans and leases which are individually evaluated. For collectively evaluated loans and leases, the Bancorp uses quantitative models to forecast expected credit losses based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. The Bancorp’s expected credit loss models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable.

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

At both March 31, 2024 and December 31, 2023, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger near-term growth outlook while the less favorable outlook (Downside) depicted a moderate recession.

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

March 31, 2024 ACL
The ACL as of March 31, 2024 was impacted by several factors when compared to December 31, 2023, including a more favorable macroeconomic forecast and lower period-end loan and lease balances, partially offset by increases to specific reserves on individually evaluated commercial loans. As of March 31, 2024, the Bancorp’s macroeconomic scenarios included estimates of the expected impacts of the changes in economic conditions caused by expected interest rate cuts and geopolitical risks. At March 31, 2024, the Bancorp assigned an 80% probability weighting to the Baseline scenario and 10% to each of the Upside and Downside scenarios.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Baseline scenario assumed average annual real GDP growth of 2.5% for 2024 with the forecast decreasing to 1.5% in 2025 and then increasing to 1.9% in 2026. The Baseline scenario also assumed an average unemployment rate of 3.9% for 2024, increasing to an average of 4.1% in 2025 and slightly decreasing to an average of 4.0% in 2026. Lastly, the Baseline scenario assumed cuts to the target federal funds rate starting in the third quarter of 2024, with an average federal funds rate of 5.2% in 2024 that decreases to an average of 4.3% and 3.3% in 2025 and 2026, respectively. The Upside scenario assumed that, on an average annual basis, the change in real GDP is 3.3% in 2024, slightly decreasing to an average of 3.0% in 2025 and further decreasing to an average of 2.3% in 2026. The Upside scenario also assumed an average unemployment rate of 3.4%, 3.2% and 3.4% in 2024, 2025 and 2026, respectively. In the Upside scenario, the forecast for federal funds rate cuts was generally consistent with the Baseline scenario. The Downside scenario included significant worsening of economic conditions, causing the U.S. economy to fall into a recession in the second quarter of 2024. The Downside scenario assumed that average annual real GDP growth declines to (3.2%) in the second quarter of 2024, modestly recovering to an average of (0.6%) in 2025 and further recovering to an average of 2.4% in 2026. The Downside scenario assumed an average unemployment rate of 5.8% in 2024, increasing to an average of 7.5% in 2025 and decreasing to an average of 6.4% in 2026. In the Downside scenario, the forecast for the federal funds rate included fewer rate cuts than the Baseline scenario, with an average target rate of 4.7% in 2024, followed by a series of steeper rate cuts to an average of 2.1% and 1.0% in 2025 and 2026, respectively.

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

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 51: Changes in Allowance for Credit Losses
	For the three months ended March 31,
($ in millions)	2024	2023
ALLL:
Balance, beginning of period	$2,322	2,194
Losses charged-off(a)	(146)	(110)
Recoveries of losses previously charged-off(a)	36	32
Provision for loan and lease losses	106	148
Impact of adoption of ASU 2022-02	—	(49)
Balance, end of period	$2,318	2,215
Reserve for unfunded commitments:
Balance, beginning of period	$166	216
(Benefit from) provision for the reserve for unfunded commitments	(12)	16
Balance, end of period	$154	232
(a)For the three months ended March 31, 2024 and 2023, the Bancorp recorded $8 and $9, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 52: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	March 31, 2024	December 31, 2023
Attributed ALLL:
Commercial and industrial loans	$756	767
Commercial mortgage loans	307	284
Commercial construction loans	63	66
Commercial leases	15	13
Residential mortgage loans	140	145
Home equity	102	102
Indirect secured consumer loans	278	271
Credit card	208	227
Solar energy installation loans	309	292
Other consumer loans	140	155
Total ALLL	$2,318	2,322
Portfolio loans and leases:
Commercial and industrial loans	$52,209	53,270
Commercial mortgage loans	11,346	11,276
Commercial construction loans	5,789	5,621
Commercial leases	2,572	2,579
Residential mortgage loans(a)	16,995	17,026
Home equity	3,883	3,916
Indirect secured consumer loans	15,306	14,965
Credit card	1,737	1,865
Solar energy installation loans	3,871	3,728
Other consumer loans	2,777	2,988
Total portfolio loans and leases	$116,485	117,234
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.45%	1.44
Commercial mortgage loans	2.71	2.52
Commercial construction loans	1.09	1.17
Commercial leases	0.58	0.50
Residential mortgage loans	0.82	0.85
Home equity	2.63	2.60
Indirect secured consumer loans	1.82	1.81
Credit card	11.97	12.17
Solar energy installation loans	7.98	7.83
Other consumer loans	5.04	5.19
Total ALLL as a percent of portfolio loans and leases	1.99%	1.98
Total ACL as a percent of portfolio loans and leases	2.12	2.12
(a)Includes residential mortgage loans measured at fair value of $113 at March 31, 2024 and $116 at December 31, 2023.

The Bancorp’s ALLL may vary significantly from period to period based on changes in economic conditions, economic forecasts and the composition and credit quality of the Bancorp’s loan and lease portfolio. For additional information on the Bancorp’s methodology for measuring the ACL, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of March 31, 2024, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel and non-parallel ramped increases and decreases in interest rates. Policy limits are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over 12-month and 24-month horizons. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve, and employs policy limits and/or key risk indicators to monitor and manage exposures under these types of scenarios. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates.

In order to recognize the risk of noninterest-bearing demand deposit balance migration or attrition in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes additional attrition of approximately $350 million of demand deposit balances over a period of 24 months for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $350 million of incremental growth in noninterest-bearing deposit balances over 24 months for each 100 bps decrease in short-

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
term market interest rates. The incremental balance attrition and growth are modeled to flow into and out of funding products that reprice in conjunction with short-term market rate changes.

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp’s interest-bearing deposit rates will change for a given change in short-term market rates. The Bancorp utilizes dynamic deposit beta models to adjust assumed repricing sensitivity depending on market rate levels. The dynamic beta models were developed utilizing the Bancorp’s performance during prior interest rate cycles. Since the beginning of the current tightening cycle, the Bancorp’s actual cumulative interest-bearing deposit beta through March 31, 2024 was slightly above 50% as repricing has been similar to what was experienced in prior interest rate cycles. Using the dynamic beta models, the Bancorp’s NII sensitivity modeling assumes weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of 78% for both a 100 bps and 200 bps increase in rates. In the event of rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped parallel scenarios of 68% and 67% for a 100 bps and 200 bps decrease in rates, respectively. In falling rate scenarios, deposit rate floors are utilized to ensure modeled deposit rates will not become negative. NII simulation modeling assumes no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles. In addition, modeled and forecasted deposit migration from low-beta deposit products to more rate-sensitive deposit products results in an additional beta of approximately 5% in the rising-rate scenarios, and a reduction in beta of approximately 5% in the falling-rate scenarios in the Bancorp’s baseline NII sensitivity profile. Future actual performance will be dependent on market conditions, the level of competition for deposits and the magnitude of continued interest rate increases. The Bancorp provides sensitivity analysis in Tables 54 and 55 for key assumptions related to its deposit modeling, including beta and demand deposit balance performance.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 53: Estimated NII Sensitivity Profile and ALCO Policy Limits
	March 31, 2024				March 31, 2023
	% Change in NII (FTE)		ALCO Policy Limit		% Change in NII (FTE)		ALCO Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(2.76)%	(4.62)	(5.00)	(6.00)	(3.11)	(5.16)	(4.00)	(6.00)
+100 Ramp over 12 months	(1.36)	(2.20)	N/A	N/A	(1.46)	(2.30)	N/A	N/A
-100 Ramp over 12 months	0.23	0.11	N/A	N/A	0.44	0.17	N/A	N/A
-200 Ramp over 12 months	0.29	(0.35)	(5.00)	(6.00)	0.48	(0.56)	(8.00)	(12.00)

Table 53 presents the change in estimated net interest income for 12 month and 13-24 month horizons for alternative interest rate scenarios relative to the net interest income projection for a static rate scenario for those same time horizons. As previously mentioned, these numbers do not represent a forecast, but are instead risk measures that are monitored to evaluate the consolidated interest rate risk position of the Bancorp. At March 31, 2024, the Bancorp’s NII sensitivity in the rising-rate scenarios is negative in years one and two as interest expense is expected to increase more than interest income due to deposit repricing and balance migration estimates given the high interest rate environment. The Bancorp’s NII simulation projects an increase in NII in year one and a decrease in NII in year two under the parallel 200 bps ramp decrease in interest rates. The NII increase in year one is driven by deposits repricing faster than earning assets. However, in year two, some deposits have reached their floors but assets continue to reprice down generating less NII. The changes in the estimated NII sensitivity profile compared to March 31, 2023 were primarily attributable to increased core deposit balances and fixed rate long-term debt funding largely offset by higher market interest rates driving higher expected betas combined with a shift in deposit mix to higher-beta products.

Tables 54 and 55 provide the sensitivity of the Bancorp’s estimated NII profile at March 31, 2024 to changes to certain deposit balance and deposit repricing sensitivity (beta) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of March 31, 2024:

TABLE 54: Estimated NII Sensitivity Profile at March 31, 2024 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(3.85)%	(5.75)	(1.67)	(3.49)
+100 Ramp over 12 months	(2.36)	(3.18)	(0.36)	(1.22)
-100 Ramp over 12 months	(0.59)	(0.57)	1.04	0.78
-200 Ramp over 12 months	(0.43)	(0.87)	1.02	0.18
The following table includes the Bancorp’s estimated NII sensitivity profile with a 10% increase and a 10% decrease to the corresponding deposit beta assumptions as of March 31, 2024:

TABLE 55: Estimated NII Sensitivity Profile at March 31, 2024 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 10% Higher(a)		Betas 10% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(4.41)%	(7.61)	(1.11)	(1.63)
+100 Ramp over 12 months	(2.18)	(3.68)	(0.54)	(0.72)
-100 Ramp over 12 months	0.94	1.37	(0.48)	(1.15)
-200 Ramp over 12 months	1.70	2.12	(1.11)	(2.81)
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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 56: Estimated EVE Sensitivity Profile
	March 31, 2024		March 31, 2023
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(4.37)%	(12.00)	(5.08)	(12.00)
+100 Shock	(1.80)	N/A	(2.11)	N/A
-100 Shock	0.94	N/A	1.02	N/A
-200 Shock	0.14	(12.00)	(0.84)	(12.00)

The EVE sensitivity is negative in a +200 bps rising-rate scenario and positive in a -200 bps falling-rate scenario at March 31, 2024. The changes in the estimated EVE sensitivity profile from March 31, 2023 were primarily related to higher modeled dynamic betas in both rising and falling rate scenarios, which was largely offset by the shortening of the investment portfolio duration and the reduction of received fixed-rate swaps.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
While an instantaneous shift in spot interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, EVE does not account for factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate or exacerbate the impact of changes in interest rates. The NII simulations and EVE analyses do not necessarily include certain actions that management may undertake to manage risk in response to actual changes in interest rates.

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

Tables 57 and 58 show all swap and floor positions that are utilized for purposes of managing the Bancorp’s exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index, to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as the Bancorp adjusts its broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 57: Summary of Qualifying Hedging Instruments
			Weighted-Average
As of March 31, 2024 ($ in millions)	Notional Amount	Fair Value	Remaining Term (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(2)	4.2	3.02%	SOFR
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	6,000	2	7.6	3.11	SOFR
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	1	7.8	3.50	SOFR
Interest rate swaps related to long-term debt – fair value – receive-fixed	5,955	(35)	4.6	5.18	SOFR
Total interest rate swaps	$23,955	(34)
Interest rate floors related to C&I loans – cash flow – receive-fixed	$3,000	—	0.7	2.25	SOFR
(a)Forward starting swaps will become effective on various dates between June 2024 and February 2025.

TABLE 58: Summary of Qualifying Hedging Instruments
			Weighted-Average
As of December 31, 2023 ($ in millions)	Notional Amount	Fair Value	Remaining Term (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(9)	4.4	3.02%	SOFR
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	6,000	5	7.8	3.11	SOFR
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	—	8.1	3.50	SOFR
Interest rate swaps related to long-term debt – fair value – receive-fixed	5,955	(32)	4.9	5.18	SOFR
Total interest rate swaps	$23,955	(36)
Interest rate floors related to C&I loans – cash flow – receive-fixed	$3,000	1	1.0	2.25	SOFR
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

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.8 billion and $1.7 billion at March 31, 2024 and December 31, 2023, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for more information on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2024 and December 31, 2023 was $923 million and $1.0 billion, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and potential future exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

Of the $50.3 billion of securities in the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities portfolios at March 31, 2024, $5.5 billion in principal and interest is expected to be received in the next 12 months and an additional $8.4 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to pledge, sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans, solar energy installation loans and other consumer loans are also capable of being securitized or sold. For the three months ended March 31, 2024 and 2023, the Bancorp sold or securitized loans and leases totaling $858 million and $1.3 billion, respectively. For further information, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 85% of its average total assets for both the three months ended March 31, 2024 and 2023. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2023, the Board of Directors authorized $10.0 billion of debt or other securities for issuance, of which $7.75 billion of debt or other securities were available for issuance as of March 31, 2024. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. The Bancorp issued and sold fixed-rate/floating-rate senior notes of $1.0 billion in January of 2024 as further discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of March 31, 2024, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $20.9 billion was available for issuance. Additionally, at March 31, 2024, the Bank had approximately $65.3 billion of borrowing capacity available through secured borrowing sources, including the FRB and the FHLB.

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

As of March 31, 2024, the Bancorp (parent company) had sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 37 months.

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

TABLE 59: Agency Ratings
As of May 7, 2024	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Negative	Stable	Stable	Stable

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

TABLE 60: Prescribed Capital Ratios
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

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The Bancorp’s modified CECL transition amount began phasing out on January 1, 2022, and will be fully phased-out by January 1, 2025. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at March 31, 2024 was an increase in capital of approximately $124 million. On a fully phased-in basis, the Bancorp’s CET1 capital ratio would be reduced by 7 bps as of March 31, 2024.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the Bancorp’s capital ratios as of:

TABLE 61: Capital Ratios
($ in millions)	March 31, 2024	December 31, 2023
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	8.78%	8.04
Tangible equity as a percent of tangible assets(a)(b)	8.75	8.65
Tangible common equity as a percent of tangible assets(a)(b)	7.77	7.67
Regulatory capital:(c)
CET1 capital	$16,931	16,800
Tier 1 capital	19,047	18,916
Total regulatory capital	22,335	22,400
Risk-weighted assets	161,769	163,223
Regulatory capital ratios:(c)
CET1 capital	10.47%	10.29
Tier 1 risk-based capital	11.77	11.59
Total risk-based capital	13.81	13.72
Leverage	8.94	8.73
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.
(c)Regulatory capital ratios as of both March 31, 2024 and December 31, 2023 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

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

Under the Enhanced Prudential Standards tailoring rules, the Bancorp is subject to Category IV standards, under which the Bancorp is no longer required to file semi-annual, company-run stress tests with the FRB and publicly disclose the results. However, the Bancorp is required to develop and maintain a capital plan approved by the Board of Directors on an annual basis. As an institution subject to Category IV standards, the Bancorp is subject to the FRB’s supervisory stress tests every two years, the Board capital plan rule and certain FR Y-14 reporting requirements. The supervisory stress tests are forward-looking quantitative evaluations of the impact of stressful economic and financial market conditions on the Bancorp’s capital. The Bancorp became subject to Category IV standards on December 31, 2019, and the requirements outlined above apply to the stress test cycle that started on January 1, 2020. The Bancorp was subject to the 2024 supervisory stress test conducted by the FRB and submitted the Board-approved capital plan and information contained in Schedule C - Regulatory Capital Instruments as required by the April 5, 2024 deadline.

The Bancorp maintains a comprehensive process for managing capital that considers the current and forward-looking macroeconomic and regulatory environments and makes capital distributions that are consistent with the requirements in the FRB’s capital plan rule, inclusive of the Bancorp’s stress capital buffer requirement.

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.35 and $0.33 for the three months ended March 31, 2024 and 2023, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the monthly share repurchase activity for the three months ended March 31, 2024:

TABLE 62: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
January 1 - January 31, 2024	46,045	$34.99	—	32,115,811
February 1 - February 29, 2024	1,147,154	33.84	—	32,115,811
March 1 - March 31, 2024	101,677	35.81	—	32,115,811
Total	1,294,876	$34.04	—	32,115,811
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

Quantitative and Qualitative Disclosures about Market Risk (Item 3)
Information presented in the Interest Rate and Price Risk Management subsection of the Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference. This information contains certain statements that the Bancorp believes are forward-looking statements. Refer to page 1 for cautionary information regarding forward-looking statements.

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

The Bancorp’s management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting. In the first quarter of 2024, the Bancorp implemented a new general ledger accounting system. The new general ledger accounting system was implemented in order to standardize processes, improve efficiency and enhance management reporting and analysis, and was subject to thorough testing and review both before and after final implementation. This implementation has not materially affected, and the Bancorp does not expect it to materially affect, its internal control over financial reporting.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	March 31,	December 31,
($ in millions, except share data)	2024	2023
Assets
Cash and due from banks	$2,796	3,142
Other short-term investments(a)	22,840	22,082
Available-for-sale debt and other securities(b)	38,791	50,419
Held-to-maturity securities(c)	11,520	2
Trading debt securities	1,151	899
Equity securities	380	613
Loans and leases held for sale(d)	339	378
Portfolio loans and leases(a)(e)	116,485	117,234
Allowance for loan and lease losses(a)	(2,318)	(2,322)
Portfolio loans and leases, net	114,167	114,912
Bank premises and equipment(f)	2,376	2,349
Operating lease equipment	427	459
Goodwill	4,918	4,919
Intangible assets	115	125
Servicing rights	1,756	1,737
Other assets(a)	12,930	12,538
Total Assets	$214,506	214,574
Liabilities
Deposits:
Noninterest-bearing deposits	$41,849	43,146
Interest-bearing deposits	127,738	125,766
Total deposits	169,587	168,912
Federal funds purchased	247	193
Other short-term borrowings	2,866	2,861
Accrued taxes, interest and expenses	1,965	2,195
Other liabilities(a)	5,379	4,861
Long-term debt(a)	15,444	16,380
Total Liabilities	$195,488	195,402
Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	2,116	2,116
Capital surplus	3,742	3,757
Retained earnings	23,224	22,997
Accumulated other comprehensive loss	(4,888)	(4,487)
Treasury stock(g)	(7,227)	(7,262)
Total Equity	$19,018	19,172
Total Liabilities and Equity	$214,506	214,574
(a)Includes $48 and $55 of other short-term investments, $1,420 and $1,573 of portfolio loans and leases, $(26) and $(28) of ALLL, $29 and $10 of other assets, $25 and $14 of other liabilities and $1,274 and $1,409 of long-term debt from consolidated VIEs that are included in their respective captions above at March 31, 2024 and December 31, 2023, respectively. For further information, refer to Note 11.
(b)Amortized cost of $43,400 and $55,789 at March 31, 2024 and December 31, 2023, respectively.
(c)Fair value of $11,341 and $2 at March 31, 2024 and December 31, 2023, respectively.
(d)Includes $307 and $334 of residential mortgage loans held for sale measured at fair value at March 31, 2024 and December 31, 2023, respectively.
(e)Includes $113 and $116 of residential mortgage loans measured at fair value at March 31, 2024 and December 31, 2023, respectively.
(f)Includes $16 and $19 of bank premises and equipment held for sale at March 31, 2024 and December 31, 2023, respectively.
(g)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2024 – 683,812,363 (excludes 240,080,218 treasury shares), December 31, 2023 – 681,124,810 (excludes 242,767,771 treasury shares).
(h)500,000 shares of no par value preferred stock were authorized at both March 31, 2024 and December 31, 2023. There were 422,000 unissued shares of undesignated no par value preferred stock at both March 31, 2024 and December 31, 2023. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both March 31, 2024 and December 31, 2023. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both March 31, 2024 and December 31, 2023. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended March 31,
($ in millions, except share data)	2024	2023
Interest Income
Interest and fees on loans and leases	$1,859	1,714
Interest on securities	455	439
Interest on other short-term investments	294	60
Total interest income	2,608	2,213
Interest Expense
Interest on deposits	954	478
Interest on federal funds purchased	3	5
Interest on other short-term borrowings	47	57
Interest on long-term debt	220	156
Total interest expense	1,224	696
Net Interest Income	1,384	1,517
Provision for credit losses	94	164
Net Interest Income After Provision for Credit Losses	1,290	1,353
Noninterest Income
Wealth and asset management revenue	161	146
Service charges on deposits	151	137
Commercial banking revenue	143	161
Card and processing revenue	102	100
Mortgage banking net revenue	54	69
Leasing business revenue	39	57
Other noninterest income	50	22
Securities gains, net	10	4
Securities gains, net – non-qualifying hedges on mortgage servicing rights	—	—
Total noninterest income	710	696
Noninterest Expense
Compensation and benefits	753	757
Technology and communications	117	118
Net occupancy expense	87	81
Equipment expense	37	37
Marketing expense	32	29
Leasing business expense	25	34
Card and processing expense	20	22
Other noninterest expense	271	253
Total noninterest expense	1,342	1,331
Income Before Income Taxes	658	718
Applicable income tax expense	138	160
Net Income	520	558
Dividends on preferred stock	40	23
Net Income Available to Common Shareholders	$480	535
Earnings per share - basic	$0.70	0.78
Earnings per share - diluted	$0.70	0.78
Average common shares outstanding - basic	685,749,673	684,017,462
Average common shares outstanding - diluted	690,633,531	689,566,425

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended March 31,
($ in millions)	2024	2023
Net Income	$520	558
Other Comprehensive (Loss) Income, Net of Tax:
Net unrealized losses on available-for-sale debt securities:
Unrealized holding (losses) gains arising during period	(182)	600
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	785	—
Reclassification adjustment for net losses included in net income	3	—
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(785)	—
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	25	—
Net unrealized losses on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during period	(316)	215
Reclassification adjustment for net losses included in net income	69	50
Other comprehensive (loss) income, net of tax	(401)	865
Comprehensive Income	$119	1,423

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2022	$2,051	2,116	3,684	21,689	(5,110)	(7,103)	17,327
Impact of cumulative effect of change in accounting principle				37			37
Balance at January 1, 2023	$2,051	2,116	3,684	21,726	(5,110)	(7,103)	17,364
Net income				558			558
Other comprehensive income, net of tax					865		865
Cash dividends declared:
Common stock ($0.33 per share)				(229)			(229)
Preferred stock:
Series I ($414.06 per share)				(7)			(7)
Series J ($492.75 per share)				(6)			(6)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Shares acquired for treasury						(201)	(201)
Impact of stock transactions under stock compensation plans, net			(2)			32	30
Balance at March 31, 2023	$2,051	2,116	3,682	22,032	(4,245)	(7,272)	18,364

Balance at December 31, 2023	$2,051	2,116	3,757	22,997	(4,487)	(7,262)	19,172
Impact of cumulative effect of change in accounting principle(a)				(10)			(10)
Balance at January 1, 2024	$2,051	2,116	3,757	22,987	(4,487)	(7,262)	19,162
Net income				520			520
Other comprehensive loss, net of tax					(401)		(401)
Cash dividends declared:
Common stock ($0.35 per share)				(243)			(243)
Preferred stock:
Series H ($545.09 per share)				(13)			(13)
Series I ($587.86 per share)				(10)			(10)
Series J ($551.01 per share)				(7)			(7)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			(15)			35	20
Balance at March 31, 2024	$2,051	2,116	3,742	23,224	(4,888)	(7,227)	19,018
(a)Related to the adoption of ASU 2023-02 as of January 1, 2024. Refer to Note 3 for additional information.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the three months ended March 31,
($ in millions)	2024	2023
Operating Activities
Net income	$520	558
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	94	164
Depreciation, amortization and accretion	128	117
Stock-based compensation expense	64	76
Benefit from deferred income taxes	(35)	(42)
Securities gains, net	(12)	(5)
MSR fair value adjustment	(8)	53
Net gains on sales of loans and fair value adjustments on loans held for sale	(3)	(18)
Net gains on disposition and impairment of bank premises and equipment and operating lease equipment	—	(1)
Proceeds from sales of loans held for sale	742	1,335
Loans originated or purchased for sale, net of repayments	(714)	(1,071)
Dividends representing return on equity method investments	9	16
Net change in:
Equity and trading debt securities	(14)	(133)
Other assets	(265)	514
Accrued taxes, interest and expenses and other liabilities	(120)	(242)
Net Cash Provided by Operating Activities	386	1,321
Investing Activities
Proceeds from sales:
AFS securities and other investments	64	2,054
Loans and leases	121	—
Bank premises and equipment	15	3
Proceeds from repayments / maturities of AFS and HTM securities and other investments	1,238	608
Purchases:
AFS securities, equity method investments and other investments	(1,398)	(2,045)
Bank premises and equipment	(65)	(113)
MSRs	—	(16)
Proceeds from settlement of BOLI	11	8
Proceeds from sales and dividends representing return of equity method investments	2	14
Net cash received for divestitures	6	—
Net change in:
Other short-term investments	(758)	(1,443)
Portfolio loans and leases	526	(1,452)
Operating lease equipment	9	19
Net Cash Used in Investing Activities	(229)	(2,363)
Financing Activities
Net change in deposits	675	(715)
Net change in other short-term borrowings and federal funds purchased	56	2,523
Dividends paid on common and preferred stock	(287)	(294)
Proceeds from long-term debt issuances/advances	1,495	6
Repayment of long-term debt	(2,400)	(917)
Repurchases of treasury stock and related forward contract	—	(200)
Other	(42)	(47)
Net Cash (Used in) Provided by Financing Activities	(503)	356
Decrease in Cash and Due from Banks	(346)	(686)
Cash and Due from Banks at Beginning of Period	3,142	3,466
Cash and Due from Banks at End of Period	$2,796	2,780
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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2023 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2024	2023
Cash Payments:
Interest	$1,294	682
Income taxes	10	21

Transfers:
Portfolio loans and leases to loans and leases held for sale	$110	3
Loans and leases held for sale to portfolio loans and leases	1	4
Portfolio loans and leases to OREO	1	3
Bank premises and equipment to OREO	4	8
Available-for-sale debt securities to held-to-maturity securities(a)	11,593	—

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$13	1
Net additions to lease liabilities under finance leases	46	—
(a)Represents the fair value of the securities on the date of transfer. Refer to Note 4 for additional information.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standards Adopted in 2024
The Bancorp adopted the following new accounting standards during the three months ended March 31, 2024:

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

ASU 2023-02 – Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
In March 2023, the FASB issued ASU 2023-02, which expands the permitted usage of the proportional amortization method to include additional tax credit investment programs beyond qualifying LIHTC structures if certain conditions are met. The amended guidance permits entities to make elections to apply the proportional amortization method on a program-by-program basis for qualifying programs and also makes certain amendments to measurement and disclosure guidance. The amended disclosure guidance applies to all investments within programs where the proportional amortization method has been elected, including investments within those programs which do not meet the criteria to permit application of the proportional amortization method. The Bancorp adopted the amended guidance on January 1, 2024 on a modified retrospective basis, except for certain provisions which the Bancorp adopted on a prospective basis, as permitted. Upon adoption, the Bancorp recorded a cumulative-effect adjustment to decrease retained earnings by $10 million, net of tax.

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, which amends the disclosure requirements for reportable segments. The amendments include new requirements to disclose certain significant segment expenses and other items, the title and position of the chief operating decision maker and information about how the reported measures of segment profit or loss are used in assessing segment performance. The amendments also make certain annual disclosure requirements applicable to interim periods and permit the reporting of multiple measures of segment profit or loss if appropriate. The amended guidance is effective for the Bancorp for the year ending December 31, 2024 and subsequent interim reporting periods beginning in 2025, with early adoption permitted. Upon adoption, the amendments will be applied retrospectively to all prior periods presented. Consistent with this implementation guidance, the Bancorp will provide the amended disclosures within its Annual Report on Form 10-K for the year ended December 31, 2024.

Significant Accounting Standard Issued but Not Yet Adopted
The following significant accounting standard was issued but not yet adopted by the Bancorp as of March 31, 2024:

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, which amends the disclosure requirements for income taxes. The amendments primarily include new requirements to disclose additional information as part of the reconciliation of the effective tax rate to statutory tax rates, provide the amount of income taxes paid, net of refunds received, and income tax expense disaggregated between federal, state and foreign jurisdictions and provide income before income taxes disaggregated between domestic and foreign jurisdictions. The amendments also discontinue certain other disclosure requirements. The amended guidance is effective for the Bancorp on January 1, 2025, with early adoption permitted, and is to be applied prospectively, with retrospective application permitted. The Bancorp is in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
4. Investment Securities
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

March 31, 2024 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,773	1	—	2,774
Obligations of states and political subdivisions securities	2	—	—	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,630	—	(779)	4,851
Agency commercial mortgage-backed securities	24,445	1	(3,163)	21,283
Non-agency commercial mortgage-backed securities	4,837	—	(403)	4,434
Asset-backed securities and other debt securities	4,913	3	(269)	4,647
Other securities(a)	800	—	—	800
Total available-for-sale debt and other securities	$43,400	5	(4,614)	38,791
Held-to-maturity securities:(b)
U.S. Treasury and federal agencies securities	$2,321	—	(29)	2,292
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,194	—	(109)	5,085
Agency commercial mortgage-backed securities	4,003	4	(45)	3,962
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$11,520	4	(183)	11,341
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $301, $496 and $3, respectively, at March 31, 2024, that are carried at cost.
(b)The amortized cost basis of held-to-maturity securities includes a discount of $962 at March 31, 2024 pertaining to the unamortized portion of unrealized losses on securities.

December 31, 2023 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$4,477	1	(142)	4,336
Obligations of states and political subdivisions securities	2	—	—	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	11,564	—	(1,282)	10,282
Agency commercial mortgage-backed securities	28,945	5	(3,230)	25,720
Non-agency commercial mortgage-backed securities	4,872	—	(427)	4,445
Asset-backed securities and other debt securities	5,207	3	(298)	4,912
Other securities(a)	722	—	—	722
Total available-for-sale debt and other securities	$55,789	9	(5,379)	50,419
Held-to-maturity securities:
Asset-backed securities and other debt securities	$2	—	—	2
Total held-to-maturity securities	$2	—	—	2
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $224, $496 and $2, respectively, at December 31, 2023, that are carried at cost.

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	March 31, 2024	December 31, 2023
Trading debt securities	$1,151	899
Equity securities	380	613

The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $162 million and $146 million at March 31, 2024 and December 31, 2023, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

In January 2024, the Bancorp transferred $12.6 billion (amortized cost basis) of securities from available-for-sale to held-to-maturity to reflect the Bancorp’s change in intent to hold these securities to maturity in order to reduce potential capital volatility associated with investment security market price fluctuations. AOCI included pretax unrealized losses of $994 million on these securities at the date of transfer. The unrealized losses that existed on the date of transfer will continue to be reported as a component of AOCI and will be amortized

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
into income over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the discount resulting from the transfer recorded at fair value. The amortized cost basis of held-to-maturity securities included a discount of $962 million at March 31, 2024 pertaining to the unamortized portion of unrealized losses on securities, which are offset in AOCI.

The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. As part of managing interest rate risk, the Bancorp acquires securities as a component of its MSR non-qualifying hedging strategy, with net gains or losses recorded in securities gains, net – non-qualifying hedges on mortgage servicing rights in the Condensed Consolidated Statements of Income.

The following table presents the components of net securities gains and losses recognized in the Condensed Consolidated Statements of Income, including those recognized related to the Bancorp’s non-qualifying hedging strategy for MSRs:

	For the three months ended March 31,
($ in millions)	2024	2023
Available-for-sale debt and other securities:
Realized gains	$2	29
Realized losses	—	(29)
Impairment losses	(5)	—
Net losses on available-for-sale debt and other securities	$(3)	—
Equity securities:
Net realized gains	—	—
Net unrealized gains	13	4
Net equity securities gains	$13	4
Total gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$10	4
(a)Excludes $2 and $1 of net securities gains for the three months ended March 31, 2024 and 2023, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These gains are included in commercial banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

The Bancorp recognized impairment losses on available-for-sale debt and other securities of $5 million during the three months ended March 31, 2024. These losses were included in securities gains, net, in the Condensed Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases. The Bancorp did not recognize impairment losses on its available-for-sale debt and other securities for the three months ended March 31, 2023.

At both March 31, 2024 and December 31, 2023, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize a provision for credit losses for investment securities during both the three months ended March 31, 2024 and 2023.

At March 31, 2024 and December 31, 2023, investment securities with a fair value of $31.9 billion and $25.2 billion, respectively, were pledged to secure borrowing capacity, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of March 31, 2024 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$1,323	1,301	38	38
Due after 1 year through 5 years	16,987	15,961	2,644	2,612
Due after 5 years through 10 years	15,990	13,635	8,210	8,063
Due after 10 years	8,300	7,094	628	628
Other securities	800	800	—	—
Total	$43,400	38,791	11,520	11,341
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

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
U.S. Treasury and federal agencies securities	$479	—	—	—	479	—
Agency residential mortgage-backed securities	70	(3)	4,780	(776)	4,850	(779)
Agency commercial mortgage-backed securities	3,796	(468)	17,382	(2,695)	21,178	(3,163)
Non-agency commercial mortgage-backed securities	35	—	4,398	(403)	4,433	(403)
Asset-backed securities and other debt securities	213	(15)	3,996	(254)	4,209	(269)
Total	$4,593	(486)	30,556	(4,128)	35,149	(4,614)
December 31, 2023
U.S. Treasury and federal agencies securities	$1,989	(3)	2,157	(139)	4,146	(142)
Agency residential mortgage-backed securities	81	(2)	10,200	(1,280)	10,281	(1,282)
Agency commercial mortgage-backed securities	5,439	(556)	19,957	(2,674)	25,396	(3,230)
Non-agency commercial mortgage-backed securities	141	(2)	4,284	(425)	4,425	(427)
Asset-backed securities and other debt securities	340	(17)	4,184	(281)	4,524	(298)
Total	$7,990	(580)	40,782	(4,799)	48,772	(5,379)

At March 31, 2024 and December 31, 2023, $36 million and $45 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	March 31, 2024	December 31, 2023
Loans and leases held for sale:
Commercial and industrial loans	$30	41
Commercial leases	2	3
Residential mortgage loans	307	334
Total loans and leases held for sale	$339	378
Portfolio loans and leases:
Commercial and industrial loans	$52,209	53,270
Commercial mortgage loans	11,346	11,276
Commercial construction loans	5,789	5,621
Commercial leases	2,572	2,579
Total commercial loans and leases	$71,916	72,746
Residential mortgage loans	$16,995	17,026
Home equity	3,883	3,916
Indirect secured consumer loans	15,306	14,965
Credit card	1,737	1,865
Solar energy installation loans	3,871	3,728
Other consumer loans	2,777	2,988
Total consumer loans	$44,569	44,488
Total portfolio loans and leases	$116,485	117,234

Portfolio loans and leases are recorded net of unearned income, which totaled $275 million and $272 million as of March 31, 2024 and December 31, 2023, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $595 million and $593 million at March 31, 2024 and December 31, 2023, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and valuation adjustments associated with loans measured at fair value. These items totaled a net discount of $375 million as of March 31, 2024 and $395 million as of December 31, 2023, of which $875 million and $865 million of net discount was related to solar energy installation loans, respectively.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $14.4 billion and $14.5 billion as of March 31, 2024 and December 31, 2023, respectively, pledged to the FHLB, and loans of $49.3 billion at both March 31, 2024 and December 31, 2023 pledged to the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing(a)
($ in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Commercial and industrial loans	$52,239	53,311	9	8
Commercial mortgage loans	11,346	11,276	—	—
Commercial construction loans	5,789	5,621	—	—
Commercial leases	2,574	2,582	2	—
Residential mortgage loans	17,302	17,360	5	7
Home equity	3,883	3,916	—	—
Indirect secured consumer loans	15,306	14,965	—	—
Credit card	1,737	1,865	19	21
Solar energy installation loans	3,871	3,728	—	—
Other consumer loans	2,777	2,988	—	—
Total loans and leases	$116,824	117,612	35	36
Less: Loans and leases held for sale	339	378
Total portfolio loans and leases	$116,485	117,234
(a)Excludes government guaranteed residential mortgage loans.

The following table presents a summary of net charge-offs:

	For the three months ended March 31,
($ in millions)	2024	2023
Commercial and industrial loans	$35	30
Commercial construction loans	—	1
Indirect secured consumer loans	24	14
Credit card	18	15
Solar energy installation loans	12	3
Other consumer loans	21	15
Total net charge-offs	$110	78

The following table presents the components of the net investment in portfolio leases as of:

($ in millions)(a)	March 31, 2024	December 31, 2023
Net investment in direct financing leases:
Lease payment receivable (present value)	$552	556
Unguaranteed residual assets (present value)	109	105
Net investment in sales-type leases:
Lease payment receivable (present value)	1,584	1,585
Unguaranteed residual assets (present value)	83	84
(a)Excludes $244 and $249 of leveraged leases at March 31, 2024 and December 31, 2023, respectively.

Interest income recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023 was $9 million and $6 million, respectively, for direct financing leases and $18 million and $15 million, respectively, for sales-type leases.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents undiscounted cash flows for both direct financing and sales-type leases for the remainder of 2024 through 2029 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of March 31, 2024 ($ in millions)	Direct Financing Leases	Sales-Type Leases
Remainder of 2024	$131	364
2025	158	487
2026	126	322
2027	90	245
2028	44	172
2029	23	67
Thereafter	34	65
Total undiscounted cash flows	$606	1,722
Less: Difference between undiscounted cash flows and discounted cash flows	54	138
Present value of lease payments (recognized as lease receivables)	$552	1,584

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $15 million and $13 million at March 31, 2024 and December 31, 2023, respectively, to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the lease residual value. Refer to Note 6 for additional information on credit quality and the ALLL.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended March 31, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,130	145	1,047	2,322
Losses charged off(a)	(40)	—	(106)	(146)
Recoveries of losses previously charged off(a)	5	—	31	36
Provision for (benefit from) loan and lease losses	46	(5)	65	106
Balance, end of period	$1,141	140	1,037	2,318
(a)The Bancorp recorded $8 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of March 31, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$117	—	7	124
Collectively evaluated	1,024	140	1,030	2,194
Total ALLL	$1,141	140	1,037	2,318
Portfolio loans and leases:(b)
Individually evaluated	$322	132	73	527
Collectively evaluated	71,594	16,750	27,501	115,845
Total portfolio loans and leases	$71,916	16,882	27,574	116,372
(a)Includes $2 related to commercial leveraged leases at March 31, 2024.
(b)Excludes $113 of residential mortgage loans measured at fair value and includes $244 of commercial leveraged leases, net of unearned income, at March 31, 2024.

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

For loans and leases that are collectively evaluated for an ACL, the Bancorp utilizes models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. For the commercial portfolio segment, the estimates for probability of default are primarily based on internal ratings assigned to each commercial borrower on a 13-point scale and historical observations of how those ratings migrate to a default over time in the context of macroeconomic conditions. For loans with available credit, the estimate of the expected balance at the time of default considers expected utilization rates, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. For more information about the Bancorp’s processes for developing these models, estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit losses for individually evaluated loans, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost basis of the Bancorp’s commercial portfolio segment, by class and vintage, disaggregated by credit risk rating:

As of March 31, 2024 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial loans:
Pass	$750	1,910	2,999	1,660	526	554	39,802	48,201
Special mention	1	72	75	43	19	87	1,451	1,748
Substandard	13	49	131	59	31	99	1,816	2,198
Doubtful	—	—	—	—	—	—	62	62
Total commercial and industrial loans	$764	2,031	3,205	1,762	576	740	43,131	52,209
Commercial mortgage owner-occupied loans:
Pass	$179	897	983	653	367	432	1,456	4,967
Special mention	28	44	17	22	1	18	25	155
Substandard	17	16	24	25	9	46	98	235
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$224	957	1,024	700	377	496	1,579	5,357
Commercial mortgage nonowner-occupied loans:
Pass	$190	867	741	240	316	508	2,683	5,545
Special mention	15	3	193	—	4	1	39	255
Substandard	9	74	1	—	—	2	103	189
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$214	944	935	240	320	511	2,825	5,989
Commercial construction loans:
Pass	$—	77	87	49	41	76	4,811	5,141
Special mention	—	1	—	—	—	—	428	429
Substandard	—	57	—	—	—	—	162	219
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$—	135	87	49	41	76	5,401	5,789
Commercial leases:
Pass	$453	407	368	427	181	636	—	2,472
Special mention	—	—	—	8	3	20	—	31
Substandard	—	19	13	1	5	31	—	69
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$453	426	381	436	189	687	—	2,572
Total commercial loans and leases:
Pass	$1,572	4,158	5,178	3,029	1,431	2,206	48,752	66,326
Special mention	44	120	285	73	27	126	1,943	2,618
Substandard	39	215	169	85	45	178	2,179	2,910
Doubtful	—	—	—	—	—	—	62	62
Total commercial loans and leases	$1,655	4,493	5,632	3,187	1,503	2,510	52,936	71,916

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
Commercial and industrial loans:
Pass	$2,124	3,434	1,814	580	263	321	40,889	49,425
Special mention	16	100	60	33	6	105	1,756	2,076
Substandard	105	103	28	18	39	73	1,397	1,763
Doubtful	—	—	—	—	—	—	6	6
Total commercial and industrial loans	$2,245	3,637	1,902	631	308	499	44,048	53,270
Commercial mortgage owner-occupied loans:
Pass	$870	1,078	746	408	219	260	1,279	4,860
Special mention	30	23	18	—	6	—	20	97
Substandard	31	22	11	10	45	10	114	243
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$931	1,123	775	418	270	270	1,413	5,200
Commercial mortgage nonowner-occupied loans:
Pass	$886	825	261	348	293	243	2,724	5,580
Special mention	111	166	—	2	—	2	81	362
Substandard	81	1	8	—	—	2	42	134
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$1,078	992	269	350	293	247	2,847	6,076
Commercial construction loans:
Pass	$171	36	45	41	70	6	4,818	5,187
Special mention	—	—	—	—	—	—	199	199
Substandard	61	—	33	—	—	—	141	235
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$232	36	78	41	70	6	5,158	5,621
Commercial leases:
Pass	$598	386	462	202	145	664	—	2,457
Special mention	1	9	12	3	8	14	—	47
Substandard	20	14	1	5	5	30	—	75
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$619	409	475	210	158	708	—	2,579
Total commercial loans and leases:
Pass	$4,649	5,759	3,328	1,579	990	1,494	49,710	67,509
Special mention	158	298	90	38	20	121	2,056	2,781
Substandard	298	140	81	33	89	115	1,694	2,450
Doubtful	—	—	—	—	—	—	6	6
Total commercial loans and leases	$5,105	6,197	3,499	1,650	1,099	1,730	53,466	72,746

The following tables summarize the Bancorp’s gross charge-offs within the commercial portfolio segment, by class and vintage:

For the three months ended March 31, 2024 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$—	1	2	—	—	—	37	40
Commercial construction loans	—	—	—	—	—	—	—	—
Total commercial loans and leases	$—	1	2	—	—	—	37	40

For the three months ended March 31, 2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$—	1	11	—	—	—	20	32
Commercial construction loans	—	—	—	—	—	—	1	1
Total commercial loans and leases	$—	1	11	—	—	—	21	33

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of March 31, 2024 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$52,009	76	124	200	52,209	9
Commercial mortgage owner-occupied loans	5,335	20	2	22	5,357	—
Commercial mortgage nonowner-occupied loans	5,985	4	—	4	5,989	—
Commercial construction loans	5,768	21	—	21	5,789	—
Commercial leases	2,548	22	2	24	2,572	2
Total portfolio commercial loans and leases	$71,645	143	128	271	71,916	11
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2023 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$53,107	61	102	163	53,270	8
Commercial mortgage owner-occupied loans	5,196	1	3	4	5,200	—
Commercial mortgage nonowner-occupied loans	6,061	14	1	15	6,076	—
Commercial construction loans	5,621	—	—	—	5,621	—
Commercial leases	2,562	17	—	17	2,579	—
Total portfolio commercial loans and leases	$72,547	93	106	199	72,746	8
(a)Includes accrual and nonaccrual loans and leases.

Residential Mortgage and Consumer Portfolio Segments
For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, indirect secured consumer loans, credit card, solar energy installation loans and other consumer loans. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans and the performing versus nonperforming status are presented in the following tables.

For collectively evaluated loans in the consumer and residential mortgage portfolio segments, the Bancorp’s expected credit loss models primarily utilize the borrower’s FICO score and delinquency history in combination with macroeconomic conditions when estimating the probability of default. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. The expected balance at the estimated date of default is also especially impactful in the expected credit loss models for portfolio classes which generally have longer terms (such as residential mortgage loans and home equity) and portfolio classes containing a high concentration of loans with revolving privileges (such as home equity). The estimate of the expected balance at the time of default considers expected prepayment and utilization rates where applicable, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. Refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the Bancorp’s process for developing these models and its process for estimating credit losses for periods beyond the reasonable and supportable forecast period.

The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both age and performing versus nonperforming status:

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2024 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2024	2023	2022	2021	2020	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$285	1,013	3,104	4,905	2,652	4,760	—	—	16,719
30-89 days past due	—	1	4	6	1	11	—	—	23
90 days or more past due	—	—	1	1	—	3	—	—	5
Nonperforming	—	—	7	8	8	112	—	—	135
Total residential mortgage loans(b)	$285	1,014	3,116	4,920	2,661	4,886	—	—	16,882
Home equity:
Performing:
Current	$23	80	40	2	5	99	3,498	51	3,798
30-89 days past due	—	—	—	—	—	2	23	—	25
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	—	—	—	7	52	1	60
Total home equity	$23	80	40	2	5	108	3,573	52	3,883
Indirect secured consumer loans:
Performing:
Current	$1,895	3,737	4,000	3,509	1,308	699	—	—	15,148
30-89 days past due	2	23	40	32	14	15	—	—	126
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	4	11	8	4	5	—	—	32
Total indirect secured consumer loans	$1,897	3,764	4,051	3,549	1,326	719	—	—	15,306
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,667	—	1,667
30-89 days past due	—	—	—	—	—	—	19	—	19
90 days or more past due	—	—	—	—	—	—	19	—	19
Nonperforming	—	—	—	—	—	—	32	—	32
Total credit card	$—	—	—	—	—	—	1,737	—	1,737
Solar energy installation loans:
Performing:
Current	$251	2,336	1,166	2	—	37	—	—	3,792
30-89 days past due	—	9	5	—	—	—	—	—	14
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	34	30	—	—	1	—	—	65
Total solar energy installation loans	$251	2,379	1,201	2	—	38	—	—	3,871
Other consumer loans:
Performing:
Current	$64	483	651	298	224	203	774	45	2,742
30-89 days past due	—	4	10	4	2	3	1	1	25
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	2	5	1	—	1	—	1	10
Total other consumer loans	$64	489	666	303	226	207	775	47	2,777
Total residential mortgage and consumer loans:
Performing:
Current	$2,518	7,649	8,961	8,716	4,189	5,798	5,939	96	43,866
30-89 days past due	2	37	59	42	17	31	43	1	232
90 days or more past due	—	—	1	1	—	3	19	—	24
Nonperforming	—	40	53	17	12	126	84	2	334
Total residential mortgage and consumer loans(b)	$2,520	7,726	9,074	8,776	4,218	5,958	6,085	99	44,456
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2024, $69 of these loans were 30-89 days past due and $127 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses during the three months ended March 31, 2024 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $113 of residential mortgage loans measured at fair value at March 31, 2024, including $1 of 30-89 days past due loans and $2 of nonperforming loans.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2023 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$995	3,139	5,001	2,703	943	3,971	—	—	16,752
30-89 days past due	—	3	6	5	1	14	—	—	29
90 days or more past due	—	1	1	1	1	3	—	—	7
Nonperforming	—	6	6	5	4	101	—	—	122
Total residential mortgage loans(b)	$995	3,149	5,014	2,714	949	4,089	—	—	16,910
Home equity:
Performing:
Current	$84	41	2	6	11	92	3,549	46	3,831
30-89 days past due	—	—	—	—	—	2	25	1	28
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	—	—	—	6	50	1	57
Total home equity	$84	41	2	6	11	100	3,624	48	3,916
Indirect secured consumer loans:
Performing:
Current	$4,126	4,333	3,925	1,527	597	271	—	—	14,779
30-89 days past due	22	49	40	19	12	8	—	—	150
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	4	11	9	6	3	3	—	—	36
Total indirect secured consumer loans	$4,152	4,393	3,974	1,552	612	282	—	—	14,965
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,789	—	1,789
30-89 days past due	—	—	—	—	—	—	21	—	21
90 days or more past due	—	—	—	—	—	—	21	—	21
Nonperforming	—	—	—	—	—	—	34	—	34
Total credit card	$—	—	—	—	—	—	1,865	—	1,865
Solar energy installation loans:
Performing:
Current	$2,415	1,192	2	—	—	41	—	—	3,650
30-89 days past due	12	6	—	—	—	—	—	—	18
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	29	30	—	—	—	1	—	—	60
Total solar energy installation loans	$2,456	1,228	2	—	—	42	—	—	3,728
Other consumer loans:
Performing:
Current	$511	703	328	246	101	154	859	41	2,943
30-89 days past due	5	15	4	2	2	2	2	1	33
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	2	6	1	1	1	—	—	1	12
Total other consumer loans	$518	724	333	249	104	156	861	43	2,988
Total residential mortgage and consumer loans:
Performing:
Current	$8,131	9,408	9,258	4,482	1,652	4,529	6,197	87	43,744
30-89 days past due	39	73	50	26	15	26	48	2	279
90 days or more past due	—	1	1	1	1	3	21	—	28
Nonperforming	35	53	16	12	8	111	84	2	321
Total residential mortgage and consumer loans(b)	$8,205	9,535	9,325	4,521	1,676	4,669	6,350	91	44,372
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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the Bancorp’s gross charge-offs within the residential mortgage and consumer portfolio segments, by class and vintage:

For the three months ended March 31, 2024 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2024	2023	2022	2021	2020	Prior			Total
Residential mortgage loans	$—	—	—	—	—	—	—	—	—
Consumer loans:
Home equity	—	—	—	—	—	—	2	—	2
Indirect secured consumer loans	—	8	13	7	3	4	—	—	35
Credit card	—	—	—	—	—	—	23	—	23
Solar energy installation loans	—	8	6	—	—	—	—	—	14
Other consumer loans	—	4	11	3	2	3	8	1	32
Total residential mortgage and consumer loans	$—	20	30	10	5	7	33	1	106

For the three months ended March 31, 2023 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Residential mortgage loans	$—	—	—	—	—	1	—	—	1
Consumer loans:
Home equity	—	—	—	—	—	—	1	—	1
Indirect secured consumer loans	—	8	6	4	3	2	—	—	23
Credit card	—	—	—	—	—	20	—	—	20
Solar energy installation loans	—	2	1	—	—	—	—	—	3
Other consumer loans	—	8	4	3	2	3	8	1	29
Total residential mortgage and consumer loans	$—	18	11	7	5	26	9	1	77

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	March 31, 2024	December 31, 2023
Commercial loans and leases:
Commercial and industrial loans	$292	268
Commercial mortgage owner-occupied loans	27	8
Commercial mortgage nonowner-occupied loans	2	2
Commercial construction loans	1	1
Total commercial loans and leases	$322	279
Residential mortgage loans	132	126
Consumer loans:
Home equity	55	54
Indirect secured consumer loans	18	15
Total consumer loans	$73	69
Total portfolio loans and leases	$527	474

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	March 31, 2024			December 31, 2023
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$283	49	332	273	31	304
Commercial mortgage owner-occupied loans	12	24	36	11	6	17
Commercial mortgage nonowner-occupied loans	1	2	3	—	3	3
Commercial construction loans	—	1	1	—	1	1
Commercial leases	—	—	—	—	1	1
Total nonaccrual portfolio commercial loans and leases	$296	76	372	284	42	326
Residential mortgage loans	37	100	137	26	98	124
Consumer loans:
Home equity	22	38	60	21	36	57
Indirect secured consumer loans	27	5	32	32	4	36
Credit card	32	—	32	34	—	34
Solar energy installation loans	65	—	65	60	—	60
Other consumer loans	10	—	10	12	—	12
Total nonaccrual portfolio consumer loans	$156	43	199	159	40	199
Total nonaccrual portfolio loans and leases(a)(b)	$489	219	708	469	180	649
OREO and other repossessed property	—	35	35	—	39	39
Total nonperforming portfolio assets(a)(b)	$489	254	743	469	219	688
(a)Excludes $5 and $1 of nonaccrual loans held for sale as of March 31, 2024 and December 31, 2023, respectively.
(b)Includes $20 and $19 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of March 31, 2024 and December 31, 2023, respectively.

The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the three months ended March 31, 2024 and 2023.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $108 million and $107 million as of March 31, 2024 and December 31, 2023, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
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

Portfolio loans with an amortized cost basis of $207 million and $202 million as of March 31, 2024 and 2023, respectively, were modified during the three months ended March 31, 2024 and 2023, respectively, for borrowers experiencing financial difficulty, as further discussed in the following sections. These modifications for the three months ended March 31, 2024 and 2023 represented 0.18% and 0.16%, respectively, of total portfolio loans and leases as of March 31, 2024 and 2023, respectively. These amounts excluded $8 million and $13 million for the three months ended March 31, 2024 and 2023, respectively, of consumer and residential mortgage loans which have been granted a concession under provisions of the Federal Bankruptcy Act and are monitored separately from loans modified under the Bancorp’s loan modification programs. As of March 31, 2024 and December 31, 2023, the Bancorp had commitments of $107 million and $130 million,

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
respectively, to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the twelve months ended March 31, 2024 and December 31, 2023, respectively.

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

The following tables present the amortized cost basis as of March 31, 2024 and 2023, respectively, of the Bancorp’s commercial portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended March 31, 2024 ($ in millions)	Term Extension	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$99	53	1	153	0.29%
Commercial mortgage owner-occupied loans	12	—	—	12	0.22
Commercial mortgage nonowner-occupied loans	5	—	—	5	0.08
Commercial construction loans	—	—	—	—	—
Total commercial portfolio loans	$116	53	1	170	0.24%

For the three months ended March 31, 2023 ($ in millions)	Term Extension	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$105	—	1	106	0.18%
Commercial mortgage owner-occupied loans	1	—	—	1	0.02
Commercial mortgage nonowner-occupied loans	22	—	3	25	0.43
Commercial construction loans	31	—	—	31	0.56
Total commercial portfolio loans	$159	—	4	163	0.21%

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

The following tables present the amortized cost basis as of March 31, 2024 and 2023, respectively, of the Bancorp’s residential mortgage portfolio loans that were modified for borrowers experiencing financial difficulty, by type of modification:

For the three months ended March 31, 2024 ($ in millions)	Total	% of Total Class
Payment delay	$2	0.01%
Term extension and payment delay	22	0.13
Term extension, interest rate reduction and payment delay	2	0.01
Total residential mortgage portfolio loans	$26	0.15%

For the three months ended March 31, 2023 ($ in millions)	Total	% of Total Class
Payment delay	$8	0.05%
Term extension and payment delay	14	0.08
Term extension, interest rate reduction and payment delay	2	0.01
Total residential mortgage portfolio loans	$24	0.14%

The Bancorp had $1 million and $18 million of in-process modifications to residential mortgage loans outstanding as of March 31, 2024 and 2023, respectively, which are excluded from the completed modification activity in the tables above. These in-process modifications will be

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
reported as completed modifications once the borrower satisfies the applicable contingencies in the modification agreement and the loan is contractually modified to make the modified terms permanent.

Consumer portfolio segment
The Bancorp’s modification programs for consumer loans vary based on type of loan. The most common modification program for home equity is a term extension for up to 360 months combined with a delay in repayment of delinquent amounts due until maturity, which may also be combined with an interest rate reduction. Modification programs for credit card typically involve an interest rate reduction and an increase to the minimum monthly payment in order to repay a larger portion of outstanding balances. Modifications for indirect secured consumer loans, solar energy installation loans and other consumer loans are less commonly utilized as part of the Bancorp’s loss mitigation activities and programs vary by specific product type.

The following tables present the amortized cost basis as of March 31, 2024 and 2023, respectively, of the Bancorp’s consumer portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended March 31, 2024 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$1	—	—	2	3	0.08%
Credit card	7	—	—	—	7	0.40
Other consumer loans	—	1	—	—	1	0.04
Total consumer portfolio loans	$8	1	—	2	11	0.04%

For the three months ended March 31, 2023 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$—	—	1	3	4	0.10%
Credit card	10	—	—	—	10	0.57
Other consumer loans	—	1	—	—	1	0.02
Total consumer portfolio loans	$10	1	1	3	15	0.05%

Financial effects of loan modifications
The following tables present the financial effects of the Bancorp’s significant types of portfolio loan modifications to borrowers experiencing financial difficulty, by portfolio class:

		For the three months ended March 31,
	Financial Effects	2024	2023
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions	5 months	5 months
	Approximate amount of payment delays as a percentage of the related loan balances	26%	N/A
Commercial mortgage owner- occupied loans	Weighted-average length of term extensions	3 months	4 months
Commercial mortgage nonowner- occupied loans	Weighted-average length of term extensions	6 months	8 months
Commercial construction loans	Weighted-average length of term extensions	N/A	12 months
Residential mortgage loans	Weighted-average length of term extensions	10.9 years	10.9 years
	Approximate amount of payment delays as a percentage of the related loan balances	12%	16%
Consumer loans:
Home equity	Weighted-average length of term extensions	27.1 years	24.8 years
	Weighted-average interest rate reduction	From 9.1% to 7.3%	From 8.0% to 6.5%
	Approximate amount of payment delays as a percentage of the related loan balances	4%	6%
Credit card	Weighted-average interest rate reduction	From 24.1% to 4.2%	From 23.2% to 3.9%
Other consumer loans	Approximate amount of payment delays as a percentage of the related loan balances	12%	6%

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Credit quality of modified loans
The Bancorp closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the amortized cost basis as of March 31, 2024 for the Bancorp’s portfolio loans that were modified during the twelve months then ended for borrowers experiencing financial difficulty, by age and portfolio class:

($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$207	11	56	274
Commercial mortgage owner-occupied loans	21	16	—	37
Commercial mortgage nonowner-occupied loans	50	3	—	53
Commercial construction loans	74	—	—	74
Residential mortgage loans	82	12	16	110
Consumer loans:
Home equity	13	1	1	15
Credit card(a)	17	4	3	24
Solar energy installation loans	1	—	—	1
Other consumer loans	4	—	—	4
Total portfolio loans	$469	47	76	592
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

The following table presents the amortized cost basis as of March 31, 2023 for the Bancorp’s portfolio loans that were modified since January 1, 2023 to borrowers experiencing financial difficulty, by age and portfolio class:

($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$106	—	—	106
Commercial mortgage owner-occupied loans	1	—	—	1
Commercial mortgage nonowner-occupied loans	25	—	—	25
Commercial construction loans	31	—	—	31
Residential mortgage loans	23	1	—	24
Consumer loans:
Home equity	4	—	—	4
Credit card(a)	6	3	1	10
Solar energy installation loans	—	—	—	—
Other consumer loans	1	—	—	1
Total portfolio loans	$197	4	1	202
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The Bancorp considers modifications to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms as subsequently defaulted. The following table presents the amortized cost basis of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the three months ended March 31, 2024 and were within twelve months of the modification date:

($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension and Interest Rate Reduction	Total
Commercial loans:
Commercial and industrial loans	$8	—	—	—	1	9
Residential mortgage loans	—	—	1	8	—	9
Consumer loans:
Home equity	—	—	—	1	—	1
Credit card	—	4	—	—	—	4
Total portfolio loans	$8	4	1	9	1	23

There were no modifications to borrowers experiencing financial difficulty completed between January 1, 2023 and March 31, 2023 that had become 90 days or more past due under the modified terms during the three months ended March 31, 2023.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of:

($ in millions)	March 31, 2024	December 31, 2023
Equipment	$2,641	2,578
Buildings(a)	1,743	1,742
Leasehold improvements	692	685
Land and improvements(a)	621	618
Construction in progress(a)	148	180
Bank premises and equipment held for sale:
Land and improvements	12	15
Buildings	4	4
Accumulated depreciation and amortization	(3,485)	(3,473)
Total bank premises and equipment	$2,376	2,349
(a)Buildings, land and improvements and construction in progress included $9 associated with parcels of undeveloped land intended for future branch expansion at both March 31, 2024 and December 31, 2023.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service banking centers at certain locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. The Bancorp closed a total of 20 banking centers throughout its footprint during the three months ended March 31, 2024.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were immaterial and $1 million for the three months ended March 31, 2024 and 2023, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

8. Operating Lease Equipment
Operating lease equipment was $427 million and $459 million at March 31, 2024 and December 31, 2023, respectively, net of accumulated depreciation of $361 million and $355 million at March 31, 2024 and December 31, 2023, respectively. The Bancorp recorded lease income of $28 million and $37 million relating to lease payments for operating leases in leasing business revenue in the Condensed Consolidated Statements of Income during the three months ended March 31, 2024 and 2023, respectively. Depreciation expense related to operating lease equipment was $23 million and $31 million for the three months ended March 31, 2024 and 2023, respectively. The Bancorp received payments of $27 million and $41 million related to operating leases during the three months ended March 31, 2024 and 2023, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized an immaterial amount of impairment losses during the three months ended March 31, 2024 and did not recognize any impairment losses during the three months ended March 31, 2023 associated with operating lease assets. The recognized impairment losses were recorded in leasing business revenue in the Condensed Consolidated Statements of Income.

The following table presents future lease payments receivable from operating leases for the remainder of 2024 through 2029 and thereafter:

As of March 31, 2024 ($ in millions)	Undiscounted Cash Flows
Remainder of 2024	$76
2025	78
2026	51
2027	26
2028	11
2029	6
Thereafter	9
Total operating lease payments	$257

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
9. Lease Obligations – Lessee
The Bancorp leases certain banking centers, ATM sites, land for owned buildings and equipment. The Bancorp’s lease agreements typically do not contain any residual value guarantees or any material restrictive covenants.

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	March 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	Other assets	$510	511
Finance lease right-of-use assets	Bank premises and equipment	164	126
Total right-of-use assets(a)		$674	637
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$596	601
Finance lease liabilities	Long-term debt	176	134
Total lease liabilities		$772	735
(a)    Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $304 and $48, respectively, as of March 31, 2024, and $292 and $77, respectively, as of December 31, 2023.

The following table presents the components of lease costs:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
		2024	2023
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$5	5
Interest on lease liabilities	Interest on long-term debt	1	1
Total finance lease costs		$6	6
Operating lease cost	Net occupancy expense	$22	22
Short-term lease cost	Net occupancy expense	—	1
Variable lease cost	Net occupancy expense	8	7
Sublease income	Net occupancy expense	(1)	(1)
Total operating lease costs		$29	29
Total lease costs		$35	35

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized an immaterial amount and $1 million of impairment losses and termination charges for the ROU assets related to certain operating leases during the three months ended March 31, 2024 and 2023, respectively. The recognized losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for the remainder of 2024 through 2029 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities:

As of March 31, 2024 ($ in millions)	Operating Leases	Finance Leases	Total
Remainder of 2024	$70	18	88
2025	88	23	111
2026	79	22	101
2027	71	21	92
2028	63	21	84
2029	54	11	65
Thereafter	326	105	431
Total undiscounted cash flows	$751	221	972
Less: Difference between undiscounted cash flows and discounted cash flows	155	45	200
Present value of lease liabilities	$596	176	772

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Operating leases	11.06	11.07
Finance leases	12.84	15.21
Weighted-average discount rate:
Operating leases	3.80%	3.72
Finance leases	3.82	3.02

The following table presents information related to lease transactions for the three months ended March 31:

($ in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$23	23
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	5	4

Gains on sale-leaseback transactions	—	1
(a)    The cash flows related to short-term and variable lease payments are not included in the amounts presented as they were not included in the measurement of lease liabilities.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
10. Intangible Assets
Intangible assets consist of core deposit intangibles, developed technology, customer relationships and other intangible assets which include trade names, backlog, operating leases and non-compete agreements. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives and, based on the type of intangible asset, the amortization expense may be recorded in either leasing business revenue or other noninterest expense in the Condensed Consolidated Statements of Income.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 31, 2024
Core deposit intangibles	$209	(189)	20
Developed technology	106	(37)	69
Customer relationships	30	(11)	19
Other	16	(9)	7
Total intangible assets	$361	(246)	115
As of December 31, 2023
Core deposit intangibles	$209	(184)	25
Developed technology	106	(33)	73
Customer relationships	30	(10)	20
Other	16	(9)	7
Total intangible assets	$361	(236)	125

As of March 31, 2024, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $10 million and $12 million for the three months ended March 31, 2024 and 2023, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of March 31, 2024. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2024 through 2028 is as follows:

($ in millions)	Total
Remainder of 2024	$25
2025	28
2026	22
2027	14
2028	9

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to automobile loan securitizations and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets for the consolidated VIEs as of:

($ in millions)	March 31, 2024	December 31, 2023
Assets:
Other short-term investments	$48	55
Indirect secured consumer loans	1,383	1,535
Solar energy installation loans	37	38
ALLL	(26)	(28)
Other assets	29	10
Total assets	$1,471	1,610
Liabilities:
Other liabilities	$25	14
Long-term debt	1,274	1,409
Total liabilities	$1,299	1,423

In a securitization transaction that occurred in August of 2023, the Bancorp transferred $1.74 billion in aggregate automobile loans to a bankruptcy remote trust which was deemed to be a VIE. This trust then issued approximately $1.58 billion of asset-backed notes, of which approximately $79 million were retained by the Bancorp. Additionally, as a result of a previous business acquisition, the Bancorp acquired interests in a completed securitization transaction in which solar energy installation loans were transferred to a bankruptcy remote trust which was deemed to be a VIE.

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
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

March 31, 2024 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,999	665	2,042
Private equity investments	240	—	406
Loans provided to VIEs	4,286	—	6,550
Lease pool entities	40	—	40
Solar loan securitizations	9	—	9

December 31, 2023 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,007	690	2,054
Private equity investments	230	—	400
Loans provided to VIEs	4,274	—	6,395
Lease pool entities	42	—	42
Solar loan securitizations	9	—	9

CDC investments
CDC invests in projects to create affordable housing and revitalize business and residential areas. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp has determined that it is not the primary beneficiary of these VIEs because it lacks the power to direct the activities that most significantly impact the economic performance of the underlying project or the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the managing members who exercise full and exclusive control of the operations of the VIEs. For information regarding the Bancorp’s accounting for these investments, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Bancorp’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Bancorp’s maximum exposure to loss as a result of its involvement with the VIEs is limited to the carrying amounts of the investments, including the unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, and the liabilities related to the unfunded commitments, which are included in other liabilities in the Condensed Consolidated Balance Sheets, are included in the previous tables for all periods presented. Certain CDC investments include undrawn liquidity and lending commitments which are included in the maximum exposure amount but not included in the Condensed Consolidated Balance Sheets as these commitments are contingent on future events. The Bancorp has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose the Bancorp to a loss. In certain arrangements, the general partner/managing member of the VIE has guaranteed a level of projected tax credits to be received by the limited partners/investor members, thereby minimizing a portion of the Bancorp’s risk.

The Bancorp utilizes the proportional amortization method to account for its qualifying investments in projects that are related to certain income tax credit programs. Effective with the adoption of ASU 2023-02 on January 1, 2024, these tax credit programs include the LIHTC program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC and the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC. Prior to the adoption of ASU 2023-02 on January 1, 2024, the Bancorp utilized the proportional amortization method for its LIHTC investments but other tax credit program investments were accounted for under the equity method.

At March 31, 2024 and December 31, 2023, the Bancorp’s CDC investments included $1.8 billion and $1.6 billion, respectively, of investments in tax credit programs for which the Bancorp had elected to apply the proportional amortization method. The unfunded commitments related to these investments were $665 million and $684 million at March 31, 2024 and December 31, 2023, respectively. The unfunded commitments as of March 31, 2024 are expected to be funded from 2024 to 2040.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the impacts to the Condensed Consolidated Statements of Income related to these investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended March 31,
($ in millions)		2024	2023
Proportional amortization	Applicable income tax expense	$47	43
Tax credits and other benefits(b)	Applicable income tax expense	(58)	(51)
Changes in carrying amounts of equity method investments(c)	Other noninterest expense	2	—
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three months ended March 31, 2024 and 2023.
(b)The related cash flows are classified as operating activities in the Condensed Consolidated Statements of Cash Flows primarily in net change in other assets.
(c)These amounts pertain to tax credit program investments which were accounted for under the equity method as they did not meet the qualification criteria for the proportional amortization method.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investment funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented in previous tables. Also, at March 31, 2024 and December 31, 2023, the Bancorp’s unfunded commitment amounts to the private equity funds were $166 million and $170 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $14 million and $12 million during the three months ended March 31, 2024 and 2023, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of March 31, 2024 and December 31, 2023, the Bancorp’s unfunded commitments to these entities were $2.3 billion and $2.1 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

The lease pool entities are primarily subject to risk of losses on the lease residuals purchased. The Bancorp’s maximum exposure to loss is equal to the carrying amount of the investments. The Bancorp has determined that it is not the primary beneficiary of these VIEs because it

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
does not have the power to direct the activities that most significantly impact the economic performance of the entities. This power is held by the leasing company, who as managing member controls the servicing of the leases and collection of the proceeds on the residual interests.

Solar loan securitizations
As a result of a previous business acquisition, the Bancorp acquired interests in completed securitization transactions in which solar energy installation loans were transferred to bankruptcy remote trusts which were deemed to be VIEs. In each of these securitization transactions, the primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide access to liquidity for originated loans. The Bancorp retained certain risk retention interests in the classes of securities issued by the VIEs and retained servicing rights for the underlying loans. The Bancorp’s maximum exposure to loss is equal to the carrying amount of the investments. The Bancorp has determined that it is not the primary beneficiary of the VIEs because it does not have the obligation to absorb the VIEs expected losses or the right to receive the VIEs expected residual returns that could potentially be significant to the VIEs. The risk retention interests held by the Bancorp were included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
12. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three months ended March 31, 2024 and 2023. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended March 31,
($ in millions)	2024	2023
Residential mortgage loan sales(a)	$714	1,275

Origination fees and gains on loan sales	14	18
Gross mortgage servicing fees	78	83
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the three months ended March 31:

($ in millions)	2024	2023
Balance, beginning of period	$1,737	1,746
Servicing rights originated	11	16
Servicing rights purchased	—	16
Changes in fair value:
Due to changes in inputs or assumptions(a)	41	(19)
Other changes in fair value(b)	(33)	(34)
Balance, end of period	$1,756	1,725
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended March 31,
($ in millions)	2024	2023
Securities gains, net – non-qualifying hedges on mortgage servicing rights	$—	—
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(46)	21
MSR fair value adjustment due to changes in inputs or assumptions(a)	41	(19)
(a)Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended March 31, 2024 and 2023 were as follows:

	March 31, 2024			March 31, 2023
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	5.9	14.3%	503	6.7	12.4%	621
Adjustable-rate	—	—	—	3.0	27.9	774

At March 31, 2024 and December 31, 2023, the Bancorp serviced $99.6 billion and $100.8 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the MSR portfolio was 3.74% and 3.72% at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)			Prepayment Speed Assumption				OAS Assumption
	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,753	8.7	5.8%	$(40)	(77)	(178)	460	$(33)	(65)
Adjustable-rate	3	3.4	22.9	—	—	(1)	702	—	—
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

As of March 31, 2024 and December 31, 2023, the balance of collateral held by the Bancorp for derivative assets was $1.6 billion and $1.3 billion, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $576 million and $587 million as of March 31, 2024 and December 31, 2023, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of March 31, 2024 and December 31, 2023, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $3 million and $7 million, respectively.

As of March 31, 2024 and December 31, 2023, the balance of collateral posted by the Bancorp, as either initial margin or due to changes in fair value of the related derivative contracts was $1.2 billion and $1.1 billion, respectively. Additionally, as of March 31, 2024 and December 31, 2023, $1.1 billion and $721 million, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both March 31, 2024 and December 31, 2023, the fair value of the additional collateral that could be required to be posted as a result of the credit risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
March 31, 2024 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$5,955	—	35
Total fair value hedges		—	35
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	—	—
Interest rate swaps related to C&I loans	8,000	2	4
Interest rate swaps related to C&I loans - forward starting(a)	6,000	2	—
Interest rate swaps related to commercial mortgage and commercial construction loans - forward starting(a)	4,000	1	—
Total cash flow hedges		5	4
Total derivatives designated as qualifying hedging instruments		5	39
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	3,005	13	1
Forward contracts related to residential mortgage loans measured at fair value(b)	1,310	2	3
Swap associated with the sale of Visa, Inc. Class B Shares	4,478	—	162
Foreign exchange contracts	200	—	—
Interest-only strips	37	1	—
Interest rate contracts for collateral management	5,000	1	1
Interest rate contracts for LIBOR transition	597	—	—
Other	32	—	—
Total free-standing derivatives – risk management and other business purposes		17	167
Free-standing derivatives – customer accommodation:
Interest rate contracts(c)(d)	95,913	967	1,268
Interest rate lock commitments	259	5	—
Commodity contracts	17,725	999	999
TBA securities	30	—	—
Foreign exchange contracts	36,615	784	750
Total free-standing derivatives – customer accommodation		2,755	3,017
Total derivatives not designated as qualifying hedging instruments		2,772	3,184
Total		$2,777	3,223
(a)Forward starting swaps will become effective on various dates between June 2024 and February 2025.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments in addition to certain portfolio residential mortgage loans measured at fair value.
(c)Derivative assets and liabilities are presented net of variation margin of $371 and $67, respectively.
(d)Includes replacement contracts with a notional amount of approximately $675 million which were the result of certain central clearing parties replacing existing LIBOR-based contracts with multiple separate contracts as part of the LIBOR transition.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
December 31, 2023 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$5,955	—	32
Total fair value hedges		—	32
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	1	—
Interest rate swaps related to C&I loans	8,000	2	11
Interest rate swaps related to C&I loans - forward starting(a)	6,000	6	1
Interest rate swaps related to commercial mortgage and commercial construction loans - forward starting(a)	4,000	1	1
Total cash flow hedges		10	13
Total derivatives designated as qualifying hedging instruments		10	45
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	3,205	81	—
Forward contracts related to residential mortgage loans measured at fair value(b)	650	—	5
Swap associated with the sale of Visa, Inc. Class B Shares	4,178	—	168
Foreign exchange contracts	190	—	4
Interest-only strips	39	1	—
Interest rate contracts for collateral management	5,000	1	1
Interest rate contracts for LIBOR transition	597	—	—
Other	30	—	—
Total free-standing derivatives – risk management and other business purposes		83	178
Free-standing derivatives – customer accommodation:
Interest rate contracts(c)(d)	95,079	885	1,162
Interest rate lock commitments	252	5	—
Commodity contracts	17,621	1,051	1,018
TBA securities	27	—	—
Foreign exchange contracts	37,734	643	596
Total free-standing derivatives – customer accommodation		2,584	2,776
Total derivatives not designated as qualifying hedging instruments		2,667	2,954
Total		$2,677	2,999
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

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate or to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate. Decisions to enter into these interest rate swaps are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of March 31, 2024, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of March 31, 2024 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

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

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2024	2023
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(91)	92
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	91	(89)

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	March 31, 2024	December 31, 2023
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$5,808	5,899
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	(129)	(38)
Available-for-sale debt and other securities:
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(11)	(11)

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of March 31, 2024, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of March 31, 2024, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 94 months.

Reclassified gains and losses on interest rate contracts related to commercial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of March 31, 2024 and December 31, 2023, respectively, $619 million and $372 million of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of March 31, 2024, $291 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to March 31, 2024.

During both the three months ended March 31, 2024 and 2023, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net (losses) gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended March 31,
($ in millions)	2024	2023
Amount of pre-tax net (losses) gains recognized in OCI	$(413)	278
Amount of pre-tax net losses reclassified from OCI into net income	(89)	(65)

Free-Standing Derivative Instruments – Risk Management and Other Business Purposes
As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp may enter into various free-standing derivatives (principal-only swaps, interest rate swaptions, interest rate floors, mortgage options, TBA securities and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Principal-only swaps hedge the spread between mortgage rates and benchmark rates because these swaps appreciate in value as a result of tightening spreads. Principal-only swaps also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
environment. Receive-fixed/pay-floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected.

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

In conjunction with the sale of Visa, Inc. Class B Shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. This total return swap is accounted for as a free-standing derivative. Refer to Note 21 for more information about significant inputs and assumptions used in the valuation of this instrument.

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

The net (losses) gains recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2024	2023
Interest rate contracts:
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	$(46)	21
Forward contracts related to residential mortgage loans measured at fair value	Mortgage banking net revenue	5	(9)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	5	—
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(17)	(31)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp typically only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The total notional amount of the risk participation agreements was $3.5 billion and $3.6 billion at March 31, 2024 and December 31, 2023, respectively, and the fair value was a liability of $6 million at both March 31, 2024 and December 31, 2023, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2024, the risk participation agreements had a weighted-average remaining life of 2.6 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2024	December 31, 2023
Pass	$3,162	3,168
Special mention	206	323
Substandard	115	72
Total	$3,483	3,563

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2024	2023
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$5	10
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	3	(3)
Interest rate lock commitments	Mortgage banking net revenue	9	13
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	4	10
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	(1)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	17	19
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	4	(3)
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	1

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of March 31, 2024
Derivative assets	$2,772	(1,146)	(987)	639
Derivative liabilities	3,223	(1,146)	(177)	1,900
As of December 31, 2023
Derivative assets	$2,672	(1,031)	(877)	764
Derivative liabilities	2,999	(1,031)	(159)	1,809
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
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	March 31, 2024	December 31, 2023
FHLB advances	$2,500	2,500
Securities sold under repurchase agreements	336	330
Derivative collateral	—	3
Other borrowed money	30	28
Total other short-term borrowings	$2,866	2,861

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities and held-to-maturity securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both March 31, 2024 and December 31, 2023, all securities sold under repurchase agreements were secured by agency mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

The Bancorp’s other borrowed money at March 31, 2024 primarily included obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp is required to recognize both the loan and the repurchase liability, regardless of the intent to repurchase the loans.

15. Long-Term Debt
On January 29, 2024, the Bancorp issued and sold $1.0 billion of fixed-rate/floating-rate senior notes which will mature on January 29, 2032. The senior notes will bear interest at a rate of 5.631% per annum to, but excluding, January 29, 2031. From, and including January 29, 2031 until, but excluding January 29, 2032, the senior notes will bear interest at a rate of compounded SOFR plus 1.840%. The senior notes are redeemable in whole one year prior to their maturity date, or in whole or in part beginning 60 days prior to maturity, at par plus accrued and unpaid interest. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to January 29, 2031, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, plus accrued and unpaid interest, or (b) the present value of the remaining scheduled payments of principal and interest.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	March 31, 2024	December 31, 2023
Commitments to extend credit	$80,465	81,570
Letters of credit	2,017	2,095
Forward contracts related to residential mortgage loans measured at fair value	1,310	650
Capital commitments for private equity investments	166	170
Capital expenditures	64	95
Purchase obligations	58	69

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2024 and December 31, 2023, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $154 million and $166 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2024	December 31, 2023
Pass	$78,541	79,593
Special mention	1,075	1,301
Substandard	846	676
Doubtful	3	—
Total commitments to extend credit	$80,465	81,570

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of March 31, 2024:

($ in millions)
Less than 1 year(a)	$1,003
1 - 5 years(a)	1,010
Over 5 years	4
Total letters of credit	$2,017
(a)Includes $7 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both March 31, 2024 and December 31, 2023 and are considered guarantees in accordance with U.S. GAAP. Approximately 72% of the total standby letters of credit were collateralized as of both March 31, 2024 and December 31, 2023. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $20 million at both

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2024 and December 31, 2023. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2024	December 31, 2023
Pass	$1,805	1,902
Special mention	79	81
Substandard	131	112
Doubtful	2	—
Total letters of credit	$2,017	2,095

At March 31, 2024 and December 31, 2023, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. At both March 31, 2024 and December 31, 2023, total VRDNs, of which FTS was the remarketing agent for all, were $400 million. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $82 million and $83 million of the VRDNs remarketed by FTS at March 31, 2024 and December 31, 2023, respectively. These letters of credit are included in the total letters of credit balance provided in the previous tables. The Bancorp held an immaterial amount and $6 million of these VRDNs in its portfolio and classified them as trading debt securities at March 31, 2024 and December 31, 2023, respectively.

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

Residential mortgage loans sold with representation and warranty provisions
Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. A contractual liability arises only in the event of a breach of these representations and warranties and, in general, only when a loss results from the breach. The Bancorp may be required to repurchase any previously sold loan, or indemnify or make whole the investor or insurer for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. For more information on how the Bancorp establishes the residential mortgage repurchase reserve, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023.

At both March 31, 2024 and December 31, 2023, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $7 million included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of March 31, 2024 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
warranty provisions in an amount up to approximately $8 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

During both the three months ended March 31, 2024 and 2023, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $11 million and $18 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended March 31, 2024 and 2023 were $16 million and $36 million, respectively. Total outstanding repurchase demand inventory was $5 million and $8 million at March 31, 2024 and December 31, 2023, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $6 million at both March 31, 2024 and December 31, 2023. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both March 31, 2024 and December 31, 2023.

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

In conjunction with the IPO, the Bancorp received 10.1 million of Visa’s Class B common shares (the “Class B Shares”) based on the Bancorp’s membership percentage in Visa prior to the IPO. The Class B Shares were not transferable (other than to another member bank) until the later of the third anniversary of the IPO closing or the date on which the Covered Litigation has been resolved; therefore, the Bancorp’s Class B Shares were classified in other assets and accounted for at their carryover basis of $0. Visa deposited $3 billion of the proceeds from the IPO into a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Covered Litigation. Since then, when Visa’s litigation committee determined that the escrow account was insufficient, Visa issued additional Class A Shares and deposited the proceeds from the sale of the Class A Shares into the litigation escrow account. When Visa funded the litigation escrow account, the Class B Shares were subjected to dilution through an adjustment in the conversion rate of Class B Shares into Class A Shares. On January 23, 2024, Visa announced shareholder approval of changes to its articles of incorporation that would release certain transfer restrictions on portions of Class B Shares. The program will allow holders of Class B Shares to liquidate some of their shares subject to assurances that other Visa stockholders will retain existing protection from exposure to the Covered Litigation.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through March 31, 2024, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
fair value of the swap liability was $162 million at March 31, 2024 and $168 million at December 31, 2023. Refer to Note 13 and Note 21 for further information.

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

Litigation
Visa/MasterCard Merchant Interchange Litigation
In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 16 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement that was initially approved by the trial court but reversed by the U.S. Second Circuit Court of Appeals and remanded to the district court for further proceedings. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On September 17, 2018, the defendants in the consolidated class action signed a second settlement agreement (the “Amended Settlement Agreement”) resolving the claims seeking monetary damages by the proposed plaintiffs’ class (the “Plaintiff Damages Class”) and superseding the original settlement agreement entered into in October 2012. The Amended Settlement Agreement included, among other terms, a release from participating class members for liability for claims that accrue no later than five years after the Amended Settlement Agreement becomes final. The Amended Settlement Agreement provided for a total payment by all defendants of approximately $6.24 billion, composed of approximately $5.34 billion held in escrow plus an additional $900 million in new funds. Pursuant to the terms of the Settlement Agreement, $700 million of the additional $900 million has been returned to the defendants due to the level of opt-outs from the class. The Bancorp’s allocated share of the settlement is within existing reserves, including funds maintained in escrow. On December 13, 2019, the Court entered an order granting final approval for the settlement, and on March 15, 2023, the Second Circuit affirmed that order. The settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who have opted out of the proposed class settlement and are pursuing, or may in the future decide to pursue, private lawsuits. On September 27, 2021, the Court entered an order certifying a class of merchants pursuing claims for injunctive relief. On March 26, 2024, Plaintiffs filed a motion seeking preliminary approval of a settlement that would resolve class claims for injunctive relief. The ultimate outcome in this matter, including the timing of resolution, remains uncertain. Refer to Note 16 for further information.

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

Bureau of Consumer Financial Protection v. Fifth Third Bank, National Association
On March 9, 2020, the CFPB filed a lawsuit against Fifth Third in the United States District Court for the Northern District of Illinois entitled CFPB v. Fifth Third Bank, National Association, Case No. 1:20-CV-1683, alleging violations of the Consumer Financial Protection Act, TILA, and Truth in Savings Act related to Fifth Third’s alleged opening of unspecified numbers of allegedly unauthorized credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The CFPB seeks unspecified amounts of civil monetary penalties as well as unspecified customer remediation. On February 12, 2021, the court granted Fifth Third’s motion to transfer venue to the United States District Court for the Southern District of Ohio. On September 26, 2023, the trial court entered an order on Fifth Third’s motion to dismiss, holding certain constitutional questions in abeyance pending determination by the United States Supreme Court,

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
and granting Fifth Third’s motion to the extent it argued that the CFPB could not pursue Consumer Protection Act violations occurring prior to July 21, 2011. The court denied Fifth Third’s motion as to all other issues, and the case is currently in discovery. No trial date has been set.

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

Other litigation
The Bancorp and its subsidiaries are not parties to any other material litigation at this time. However, there are other litigation matters that arise in the normal course of business, which include, or may include, claims related to product features, pricing and other lending practices. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes that the resulting liability, if any, from these other actions would not have a material effect upon the Bancorp’s consolidated financial position, results of operations or cash flows. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to the Bancorp’s consolidated financial position, results of operations or cash flows.

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

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $102 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

18. Income Taxes
The applicable income tax expense was $138 million and $160 million for the three months ended March 31, 2024 and 2023, respectively. The effective tax rates for the three months ended March 31, 2024 and 2023 were 21.1% and 22.3%, respectively.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
19. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
March 31, 2024 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(236)	54	(182)
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	994	(209)	785
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	3	—	3
Net unrealized losses on available-for-sale debt securities	761	(155)	606	(4,094)	606	(3,488)

Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(994)	209	(785)
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	32	(7)	25
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(962)	202	(760)	—	(760)	(760)

Unrealized holding losses on cash flow hedge derivatives arising during period	(413)	97	(316)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	89	(20)	69
Net unrealized losses on cash flow hedge derivatives	(324)	77	(247)	(372)	(247)	(619)

Reclassification of amounts to net periodic benefit costs	—	—	—
Defined benefit pension plans, net	—	—	—	(17)	—	(17)

Other	—	—	—	(4)	—	(4)
Total	$(525)	124	(401)	(4,487)	(401)	(4,888)

	Total OCI			Total AOCI
March 31, 2023 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$788	(188)	600
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	788	(188)	600	(4,589)	600	(3,989)

Unrealized holding gains on cash flow hedge derivatives arising during period	278	(63)	215
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	65	(15)	50
Net unrealized losses on cash flow hedge derivatives	343	(78)	265	(498)	265	(233)

Reclassification of amounts to net periodic benefit costs	—	—	—
Defined benefit pension plans, net	—	—	—	(19)	—	(19)

Other	—	—	—	(4)	—	(4)
Total	$1,131	(266)	865	(5,110)	865	(4,245)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2024	2023
Net unrealized losses on available-for-sale debt securities:(a)
Net losses included in net income	Securities gains, net	$(3)	—
	Income before income taxes	(3)	—
	Applicable income tax expense	—	—
	Net income	(3)	—
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:(a)
Net losses included in net income	Interest on securities	(32)	—
	Income before income taxes	(32)	—
	Applicable income tax expense	7	—
	Net income	(25)	—
Net unrealized losses on cash flow hedge derivatives:(a)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	(89)	(65)
	Income before income taxes	(89)	(65)
	Applicable income tax expense	20	15
	Net income	(69)	(50)

Total reclassifications for the period	Net income	$(97)	(50)
(a)Amounts in parentheses indicate reductions to net income.

20. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	For the three months ended March 31,
($ in millions, except per share data)	2024	2023
Net income available to common shareholders	$480	535
Average common shares outstanding - basic	686	684
Effect of dilutive stock-based awards	5	6
Average common shares outstanding - diluted	$691	690
Earnings per share - basic	$0.70	0.78
Earnings per share - diluted	0.70	0.78
Anti-dilutive stock-based awards excluded from diluted shares	3	4

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
21. Fair Value Measurements
The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of:

	Fair Value Measurements Using
March 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,774	—	—	2,774
Obligations of states and political subdivisions securities	—	2	—	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	4,851	—	4,851
Agency commercial mortgage-backed securities	—	21,283	—	21,283
Non-agency commercial mortgage-backed securities	—	4,434	—	4,434
Asset-backed securities and other debt securities	—	4,647	—	4,647
Available-for-sale debt and other securities(a)	2,774	35,217	—	37,991
Trading debt securities:
U.S. Treasury and federal agencies securities	608	22	—	630
Obligations of states and political subdivisions securities	—	65	—	65
Agency residential mortgage-backed securities	—	11	—	11
Asset-backed securities and other debt securities	—	445	—	445
Trading debt securities	608	543	—	1,151
Equity securities	348	32	—	380
Residential mortgage loans held for sale	—	307	—	307
Residential mortgage loans(b)	—	—	113	113
Servicing rights	—	—	1,756	1,756
Derivative assets:
Interest rate contracts	1	987	6	994
Foreign exchange contracts	—	784	—	784
Commodity contracts	127	872	—	999
Derivative assets(c)	128	2,643	6	2,777
Total assets	$3,858	38,742	1,875	44,475
Liabilities:
Derivative liabilities:
Interest rate contracts	$—	1,306	6	1,312
Foreign exchange contracts	—	750	—	750
Equity contracts	—	—	162	162
Commodity contracts	88	911	—	999
Derivative liabilities(d)	88	2,967	168	3,223
Short positions:
U.S. Treasury and federal agencies securities	133	—	—	133
Asset-backed securities and other debt securities	—	107	—	107
Short positions(d)	133	107	—	240
Total liabilities	$221	3,074	168	3,463
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $301, $496 and $3, respectively, at March 31, 2024.
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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At March 31, 2024 and December 31, 2023, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the Bancorp’s IRLCs at March 31, 2024 was $5 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $1 million and $3 million, respectively. Immediate increases in current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $2 million and $4 million, respectively. An immediate 10% or 20% change in loan closing rates, either adverse or favorable, would not have a material impact on the fair value of IRLCs as of March 31, 2024. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended March 31, 2024 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$116	1,737	—	(168)	1,685
Total (losses) gains (realized/unrealized):(b)
Included in earnings	(2)	8	9	(17)	(2)
Purchases/originations	—	11	—	—	11
Settlements	(3)	—	(9)	23	11
Transfers into Level 3(c)	2	—	—	—	2
Balance, end of period	$113	1,756	—	(162)	1,707
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at March 31, 2024	$(2)	25	5	(17)	11
(a)Net interest rate derivatives include $6 for both derivative assets and liabilities as of March 31, 2024.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at March 31, 2024.
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

The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2024	2023
Mortgage banking net revenue	$14	(37)
Commercial banking revenue	1	1
Other noninterest income	(17)	(31)
Total losses	$(2)	(67)

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2024 and 2023 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2024	2023
Mortgage banking net revenue	$27	(26)
Commercial banking revenue	1	1
Other noninterest income	(17)	(31)
Total gains (losses)	$11	(56)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present information as of March 31, 2024 and 2023 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of March 31, 2024 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$113	Loss rate model	Interest rate risk factor	(25.2)	-	3.7%		(13.4)%	(a)
			Credit risk factor	—	-	0.6%		0.1%	(a)
Servicing rights	1,756	DCF	Prepayment speed	—	-	100.0%	(Fixed)	5.8%	(b)
							(Adjustable)	22.9%	(b)
			OAS (bps)	448	-	1,833	(Fixed)	460	(b)
							(Adjustable)	702	(b)
IRLCs, net	5	DCF	Loan closing rates	20.0	-	96.0%		79.4%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(162)	DCF	Timing of the resolution of the Covered Litigation	Q2 2026	-	Q1 2028	Q4 2026		(d)
(a)Unobservable inputs were weighted by the relative carrying value of the instruments.
(b)Unobservable inputs were weighted by the relative unpaid principal balance of the instruments.
(c)Unobservable inputs were weighted by the relative notional amount of the instruments.
(d)Unobservable inputs were weighted by the probability of the final funding date of the instruments.

As of March 31, 2023 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$128	Loss rate model	Interest rate risk factor	(22.2)	-	5.7%		(10.3)%	(a)
			Credit risk factor	—	-	23.2%		0.5%	(a)
Servicing rights	1,725	DCF	Prepayment speed	—	-	100.0%	(Fixed)	5.6%	(b)
							(Adjustable)	20.3%	(b)
			OAS (bps)	477	-	1,447	(Fixed)	629	(b)
							(Adjustable)	1,204	(b)
IRLCs, net	7	DCF	Loan closing rates	22.3	-	97.5%		82.5%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(192)	DCF	Timing of the resolution of the Covered Litigation	Q1 2024	-	Q1 2027	Q2 2025		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of March 31, 2024 and 2023, and for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2024 and 2023, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of March 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2024
Commercial loans held for sale	$—	—	25	25	—
Commercial loans and leases	—	—	130	130	(60)
Consumer and residential mortgage loans	—	—	197	197	(3)
OREO	—	—	1	1	—
Bank premises and equipment	—	—	1	1	—
Private equity investments	—	—	—	—	9
Total	$—	—	354	354	(54)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total Losses
As of March 31, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2023
Commercial loans held for sale	$—	—	21	21	—
Commercial loans and leases	—	—	160	160	(76)
Consumer and residential mortgage loans	—	—	138	138	(2)
OREO	—	—	2	2	—
Bank premises and equipment	—	—	5	5	(1)
Private equity investments	—	—	2	2	(1)
Total	$—	—	328	328	(80)

The following tables present information as of March 31, 2024 and 2023 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of March 31, 2024 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$25	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	130	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	197	Appraised value	Collateral value	NM	NM
OREO	1	Appraised value	Appraised value	NM	NM
Bank premises and equipment	1	Appraised value	Appraised value	NM	NM
Private equity investments	—	Comparable company analysis	Market comparable transactions	NM	NM

As of March 31, 2023 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$21	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	160	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	138	Appraised value	Collateral value	NM	NM
OREO	2	Appraised value	Appraised value	NM	NM
Bank premises and equipment	5	Appraised value	Appraised value	NM	NM
Private equity investments	2	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the three months ended March 31, 2024 and 2023. These valuations were based on appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised values of the assets (Level 3 of the valuation hierarchy).
Portfolio loans and leases
During the three months ended March 31, 2024 and 2023, the Bancorp recorded nonrecurring adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the amortized cost basis of the loan or lease exceeds the estimated net realizable value of the collateral, then an ALLL is recognized, or a charge-off once the remaining amount is considered uncollectible.

OREO
During the three months ended March 31, 2024 and 2023, the Bancorp recorded an immaterial amount of nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of $9 million during the three months ended March 31, 2024 and did not recognize gains during the three months ended March 31, 2023, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of March 31, 2024 includes a cumulative $18 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp did not recognize impairment charges during the three months ended March 31, 2024 and recognized $1 million of impairment charges during the three months ended March 31, 2023. The carrying value of the Bancorp’s private equity investments still held as of March 31, 2024 includes a cumulative $15 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fair value changes recognized in earnings for residential mortgage loans held at March 31, 2024 and 2023 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included losses of $11 million and $8 million, respectively. These losses are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount at both March 31, 2024 and December 31, 2023. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

March 31, 2024 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$420	431	(11)
Past due loans of 30-89 days	1	1	—
Nonaccrual loans	2	2	—
December 31, 2023
Residential mortgage loans measured at fair value	$450	456	(6)
Past due loans of 30-89 days	1	1	—
Nonaccrual loans	2	2	—

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of March 31, 2024 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,796	2,796	—	—	2,796
Other short-term investments	22,840	22,840	—	—	22,840
Other securities	800	—	800	—	800
Held-to-maturity securities	11,520	2,292	9,047	2	11,341
Loans and leases held for sale	32	—	—	32	32
Portfolio loans and leases:
Commercial loans and leases	70,775	—	—	70,952	70,952
Consumer and residential mortgage loans	43,279	—	—	40,037	40,037
Total portfolio loans and leases, net	$114,054	—	—	110,989	110,989
Financial liabilities:
Deposits	$169,587	—	169,529	—	169,529
Federal funds purchased	247	247	—	—	247
Other short-term borrowings	2,866	—	2,871	—	2,871
Long-term debt	15,573	13,077	2,439	—	15,516

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2023 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,142	3,142	—	—	3,142
Other short-term investments	22,082	22,082	—	—	22,082
Other securities	722	—	722	—	722
Held-to-maturity securities	2	—	—	2	2
Loans and leases held for sale	44	—	—	44	44
Portfolio loans and leases:
Commercial loans and leases	71,616	—	—	71,766	71,766
Consumer and residential mortgage loans	43,180	—	—	41,410	41,410
Total portfolio loans and leases, net	$114,796	—	—	113,176	113,176
Financial liabilities:
Deposits	$168,912	—	168,873	—	168,873
Federal funds purchased	193	193	—	—	193
Other short-term borrowings	2,861	—	2,872	—	2,872
Long-term debt	16,418	14,481	1,903	—	16,384

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

During the first quarter of 2024, the Bancorp eliminated certain revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking. As a result, the results of operations for the Wealth and Asset Management segment for the three months ended March 31, 2023 were adjusted to reflect the impact of the elimination of these revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking. The impact of the elimination of these revenue sharing agreements for the years ended December 31, 2023, 2022 and 2021 resulted in a decrease in wealth and asset management revenue and an offsetting decrease in other noninterest expense within the Wealth and Asset Management segment of $186 million, $177 million and $180 million, respectively.

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

Consumer and Small Business Banking provides a full range of deposit and loan products to individuals and small businesses through a network of full-service banking centers and relationships with indirect and correspondent loan originators in addition to providing products designed to meet the specific needs of small businesses, including cash management services. Consumer and Small Business Banking includes the Bancorp’s residential mortgage, home equity loans and lines of credit, credit cards, automobile and other indirect lending, solar energy installation and other consumer lending activities. Residential mortgage activities include the origination, retention and servicing of residential mortgage loans, sales and securitizations of those loans and all associated hedging activities. Indirect lending activities include extending loans to consumers through automobile dealers, motorcycle dealers, powersport dealers, recreational vehicle dealers and marine dealers. Solar energy installation loans and certain other consumer loans are originated through a network of contractors and installers.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the three months ended:

March 31, 2024 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Total
Net interest income	$686	1,125	59	(486)		1,384
Provision for (benefit from) credit losses	71	84	—	(61)		94
Net interest income after provision for (benefit from) credit losses	$615	1,041	59	(425)		1,290
Noninterest income:
Wealth and asset management revenue	$1	59	101	—		161
Service charges on deposits	100	51	—	—		151
Commercial banking revenue	142	1	—	—		143
Card and processing revenue	25	74	1	2		102
Mortgage banking net revenue	—	54	—	—		54
Leasing business revenue	39	—	—	—		39
Other noninterest income	18	27	—	5		50
Securities gains, net	1	—	—	9		10
Securities gains, net – non-qualifying hedges on MSRs	—	—	—	—		—
Total noninterest income	$326	266	102	16		710
Noninterest expense:
Compensation and benefits	$189	234	62	268		753
Technology and communications	4	7	—	106		117
Net occupancy expense	10	53	3	21		87
Equipment expense	7	13	—	17		37
Marketing expense	1	22	—	9		32
Leasing business expense	25	—	—	—		25
Card and processing expense	2	19	—	(1)		20
Other noninterest expense	263	291	38	(321)		271
Total noninterest expense	$501	639	103	99		1,342
Income (loss) before income taxes	$440	668	58	(508)		658
Applicable income tax expense (benefit)	71	141	12	(86)		138
Net income (loss)	$369	527	46	(422)		520
Total goodwill	$2,324	2,369	225	—		4,918
Total assets	$77,401	89,219	11,360	36,526	(a)	214,506
(a)Includes bank premises and equipment of $16 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2023 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Total
Net interest income	$977	1,257	101	(818)		1,517
Provision for credit losses	46	51	—	67		164
Net interest income after provision for credit losses	$931	1,206	101	(885)		1,353
Noninterest income:
Wealth and asset management revenue	$1	53	92	—		146
Service charges on deposits	87	51	—	(1)		137
Commercial banking revenue	160	1	—	—		161
Card and processing revenue	22	74	1	3		100
Mortgage banking net revenue	—	69	—	—		69
Leasing business revenue	57	—	—	—		57
Other noninterest income(a)	16	25	(1)	(18)		22
Securities gains (losses), net	(7)	—	—	11		4
Securities losses, net – non-qualifying hedges on MSRs	—	—	—	—		—
Total noninterest income	$336	273	92	(5)		696
Noninterest expense:
Compensation and benefits	$190	224	61	282		757
Technology and communications	2	7	—	109		118
Net occupancy expense(c)	11	51	3	16		81
Equipment expense	7	11	—	19		37
Marketing expense	—	17	—	12		29
Leasing business expense	34	—	—	—		34
Card and processing expense	3	20	—	(1)		22
Other noninterest expense	304	315	36	(402)		253
Total noninterest expense	$551	645	100	35		1,331
Income (loss) before income taxes	$716	834	93	(925)		718
Applicable income tax expense (benefit)	136	175	19	(170)		160
Net income (loss)	$580	659	74	(755)		558
Total goodwill	$2,324	2,365	226	—		4,915
Total assets	$83,545	85,296	11,707	28,109	(b)	208,657
(a)Includes impairment charges of $1 for bank premises and equipment recorded in Consumer and Small Business Banking and an immaterial amount recorded in General Corporate and Other. For more information, refer to Note 7 and Note 21.
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

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 17 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
There have been no material changes made during the first quarter of 2024 to any of the risk factors as previously disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023.

Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2024.

Defaults Upon Senior Securities (Item 3)
None.

Mine Safety Disclosures (Item 4)
Not applicable.

Other Information (Item 5)
None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021.
3.2	Code of Regulations of Fifth Third Bancorp, as Amended as of December 12, 2023. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on December 18, 2023.
4.1
Sixteenth Supplemental Indenture dated as of January 29, 2024 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee, as amended by Article 4 of the Twelfth Supplemental Indenture dated April 25, 2022 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on January 29, 2024.

4.2	Form of 5.631% Fixed Rate/Floating Rate Senior Notes due 2032. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on January 29, 2024.
10.1	Form of 2024 Restricted Stock Unit Retention Agreement. Incorporated by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2024.
10.2
Form of 2024 Restricted Stock Unit Retention Agreement subject to additional covenant. Incorporated by reference to Exhibit 10.77 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2024.

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

Date: May 7, 2024

/s/ Bryan D. Preston
Bryan D. Preston
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)