Form 10-Q
period 2024-06-30
FIFTH THIRD BANCORP
filed 2024-08-06
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
There were 676,797,447 shares of the Registrant’s common stock, without par value, outstanding as of July 31, 2024.

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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2024, the Bancorp had $213 billion in assets and operated 1,070 full-service banking centers and 2,067 Fifth Third branded ATMs in eleven states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on three business segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended June 30, 2024, net interest income on an FTE basis and noninterest income provided 67% and 33% of total revenue, respectively. For the six months ended June 30, 2024, net interest income on an FTE basis and noninterest income provided 66% and 34% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Current Economic Conditions
With inflation trending down and employment growth softening, FRB officials have signaled that rate cuts are possible in the second half of 2024. The FRB will continue to monitor the cumulative economic effects of their policy actions, including tighter credit conditions for households and businesses, when determining future monetary actions. Financial markets continue to anticipate interest rate cuts later this year, although the timing and magnitude remains uncertain.

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

FDIC Special Assessment
In response to the bank closures that occurred in the first half of 2023, the FDIC issued a final rule for a special deposit insurance assessment on banking organizations with greater than $5 billion in assets to recover the losses to the Deposit Insurance Fund associated with protecting uninsured depositors. The Bancorp’s initial estimate of its allocated share of the special assessment under the provisions of the final rule was $224 million, which was recognized in earnings upon issuance of the final rule in November 2023.

Subsequently, in 2024, the FDIC has announced that it expects to incur additional losses related to these bank closures beyond its initial estimates, resulting in an increase to the amount of the special assessment allocated to each member bank. As of June 30, 2024, the Bancorp’s estimate of its allocation of the special assessment was $263 million, based on the most recent information provided by the FDIC. As a result, the Bancorp recorded incremental expenses of $6 million and $39 million during the three and six months ended June 30, 2024, respectively. The Bancorp currently expects to pay the special assessment to the FDIC over a total of ten quarterly assessment periods, which began with the first quarter of 2024. The estimate of the cost associated with protecting the uninsured depositors will continue to be subject to periodic adjustment until the final loss amount is determined by the FDIC.

Accelerated Share Repurchase Transaction
During the second quarter of 2024, the Bancorp entered into and settled an accelerated share repurchase transaction. As part of the transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement was based on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreement. Refer to Note 16 and Note 24 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

Senior Notes Offering
On January 29, 2024, the Bancorp issued and sold $1.0 billion of fixed-rate/floating-rate senior notes which will mature on January 29, 2032. The senior notes will bear interest at a rate of 5.631% per annum until January 28, 2031. From January 29, 2031 until maturity, the senior notes will bear interest at a rate of compounded SOFR plus 1.840%. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for more information.

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

CFPB Settlements
On July 9, 2024, the Bank and the CFPB agreed to resolve previously outstanding litigation which alleged violations of the Consumer Financial Protection Act, the Truth in Lending Act and Truth in Savings Act. The Bank agreed to the entry of a Stipulated Final Judgment and Order, pursuant to which the Bank, without admitting or denying any of the allegations in the suit except as specified in the order, agreed to pay a civil monetary penalty of $15 million, agreed to maintain existing policies around its consumer sales incentives, agreed to create a compliance plan to ensure its account opening practices comply with law and the order and agreed to provide a redress plan to remediate certain customers with checking, savings, or credit card accounts opened beginning January 1, 2010 and ending December 31, 2016.

Concurrently, the Bank also agreed to entry of a Consent Order related to a since-discontinued program in its auto lending business that placed collateral protection insurance on certain automobile loans. Under this Consent Order, without admitting or denying any of the findings of fact or conclusions of law (except to establish jurisdiction), the Bank agreed to pay a $5 million civil monetary penalty related to those issues, maintain existing policy changes related to its auto servicing practices, agreed to create a compliance plan to ensure its compliance with the order and provide a redress plan to remediate certain customers within a redress period beginning July 21, 2011 and ending December 31, 2020.

Refer to Note 18 of the Notes to Condensed Consolidated Financial Statements for additional information on these settlements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Key Performance Indicators
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

TABLE 1: Earnings Summary
	For the three months ended June 30,		%	For the six months ended June 30,		%
($ in millions, except for per share data)	2024	2023	Change	2024	2023	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,387	1,457	(5)	$2,771	2,974	(7)
Net interest income (FTE)(a)(b)	1,393	1,463	(5)	2,783	2,985	(7)
Noninterest income	695	726	(4)	1,406	1,422	(1)
Total revenue (FTE)(a)(b)	2,088	2,189	(5)	4,189	4,407	(5)
Provision for credit losses	97	177	(45)	191	341	(44)
Noninterest expense	1,221	1,231	(1)	2,562	2,562	—
Net income	601	601	—	1,122	1,159	(3)
Net income available to common shareholders	561	562	—	1,041	1,097	(5)
Common Share Data
Earnings per share - basic	$0.82	0.82	—	$1.52	1.60	(5)
Earnings per share - diluted	0.81	0.82	(1)	1.51	1.59	(5)
Cash dividends declared per common share	0.35	0.33	6	0.70	0.66	6
Book value per share	25.13	23.05	9	25.13	23.05	9
Market value per share	36.49	26.21	39	36.49	26.21	39
Financial Ratios
Return on average assets	1.14%	1.17	(3)	1.06%	1.14	(7)
Return on average common equity	13.6	13.9	(2)	12.6	13.8	(9)
Return on average tangible common equity(b)	19.8	20.5	(3)	18.3	20.5	(11)
Dividend payout	42.7	40.2	6	46.1	41.3	12
(a)Amounts presented on an FTE basis. The FTE adjustments were $6 for both the three months ended June 30, 2024 and 2023 and were $12 and $11 for the six months ended June 30, 2024 and 2023, respectively.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings Summary
The Bancorp’s net income available to common shareholders for the second quarter of 2024 was $561 million, or $0.81 per diluted share, which was net of $40 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the second quarter of 2023 was $562 million, or $0.82 per diluted share, which was net of $39 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2024 was $1.0 billion, or $1.51 per diluted share, which was net of $81 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2023 was $1.1 billion, or $1.59 per diluted share, which was net of $62 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.4 billion and $2.8 billion for the three and six months ended June 30, 2024, respectively, decreasing $70 million and $202 million compared to the same periods in the prior year. Net interest income was negatively impacted by higher funding costs due to increases in market interest rates and deposit balance migration into higher yielding products. Rates paid on average interest-bearing core deposits and average long-term debt increased for the three and six months ended June 30, 2024 compared to the same periods in the prior year. The deposit balance migration impacting net interest income contributed to decreases in the average balances of demand deposits and increases in the average balances of interest-bearing core deposits for the three and six months ended June 30, 2024 compared to the same periods in the prior year. Additionally, net interest income was negatively impacted by decreases in the average balances of commercial and industrial loans and increases in the average balances of long-term debt for the three and six months ended June 30, 2024 compared to the same periods in the prior year. These negative impacts on net interest income were partially offset by increases in yields on average loans and leases and average taxable securities for the three and six months ended June 30, 2024 compared to the same periods in the prior year. Net interest income for the three and six months ended June 30, 2024 also benefited from increases in the average balances of other short-term investments and decreases in the average balances of FHLB advances for the three and six months ended June 30, 2024 compared to the same periods in the prior year. Net interest income for the six months ended June 30, 2024 was also positively impacted by an increase in the average balances of solar energy installation loans compared to the same period in the prior year. Net interest margin on an FTE basis (non-GAAP) was 2.88% and 2.87% for the three and six months ended June 30, 2024, respectively, compared to 3.10% and 3.20% for the comparable periods in the prior year.

The provision for credit losses was $97 million and $191 million for the three and six months ended June 30, 2024, respectively, compared to $177 million and $341 million during the same periods in the prior year. Provision expense for the three months ended June 30, 2024 was affected by factors that caused a decrease in the ACL from March 31, 2024, primarily including decreases in specific reserves on individually evaluated commercial and industrial loans. The provision for credit losses for the six months ended June 30, 2024 was affected by factors that caused a decrease in the ACL from December 31, 2023, including improvement in the economic forecast used to calculate the ACL and lower period-end loan and lease balances. Net losses charged-off as a percent of average portfolio loans and leases were 0.49% and 0.29% for the three months ended June 30, 2024 and 2023, respectively, and 0.44% and 0.27% for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.55% and 0.59%, respectively. For more information on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income decreased $31 million and $16 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2024 compared to the same period in the prior year was primarily due to decreases in other noninterest income, leasing business revenue and mortgage banking net revenue, partially offset by increases in wealth and asset management revenue and service charges on deposits. The decrease for the six months ended June 30, 2024 compared to the same period in the prior year was primarily due to decreases in leasing business revenue, mortgage banking net revenue, commercial banking revenue and other noninterest income, partially offset by increases in wealth and asset management revenue and service charges on deposits.

Noninterest expense decreased $10 million for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to decreases in other noninterest expense and leasing business expense, partially offset by increases in compensation and benefits expense and marketing expense. Noninterest expense was flat for the six months ended June 30, 2024 compared to the same period in the prior year and included increases in net occupancy expense and marketing expense, offset by a decrease in leasing business expense.

For more information on net interest income, provision for credit losses, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of June 30, 2024. As of June 30, 2024, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 10.62%;
•Tier 1 risk-based capital ratio: 11.93%;
•Total risk-based capital ratio: 13.95%;
•Leverage ratio: 9.07%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Net interest income (U.S. GAAP)	$1,387	1,457	2,771	2,974
Add: FTE adjustment	6	6	12	11
Net interest income on an FTE basis (1)	$1,393	1,463	2,783	2,985
Net interest income on an FTE basis (annualized) (2)	5,603	5,868	5,597	6,019

Interest income (U.S. GAAP)	$2,620	2,370	5,228	4,583
Add: FTE adjustment	6	6	12	11
Interest income on an FTE basis	$2,626	2,376	5,240	4,594
Interest income on an FTE basis (annualized) (3)	10,562	9,530	10,538	9,264

Interest expense (annualized) (4)	$4,959	3,662	4,941	3,245
Noninterest income (5)	695	726	1,406	1,422
Noninterest expense (6)	1,221	1,231	2,562	2,562
Average interest-earning assets (7)	194,499	189,060	194,924	188,238
Average interest-bearing liabilities (8)	146,361	134,590	146,447	131,950

Ratios:
Net interest margin on an FTE basis (2) / (7)	2.88%	3.10	2.87	3.20
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.04	2.32	2.04	2.46
Efficiency ratio on an FTE basis (6) / ((1) + (5))	58.5	56.2	61.2	58.1

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Net income available to common shareholders (U.S. GAAP)	$561	562	1,041	1,097
Add: Intangible amortization, net of tax	7	8	14	18
Tangible net income available to common shareholders	$568	570	1,055	1,115
Tangible net income available to common shareholders (annualized) (1)	2,284	2,286	2,122	2,248

Average Bancorp shareholders’ equity (U.S. GAAP)	$18,707	18,344	18,717	18,162
Less: Average preferred stock	2,116	2,116	2,116	2,116
Average goodwill	4,918	4,919	4,918	4,917
Average intangible assets	111	152	116	157
Average tangible common equity (2)	$11,562	11,157	11,567	10,972

Return on average tangible common equity (1) / (2)	19.8%	20.5	18.3	20.5

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	June 30, 2024	December 31, 2023
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$19,226	19,172
Less: Preferred stock	2,116	2,116
Goodwill	4,918	4,919
Intangible assets	107	125
AOCI	(4,901)	(4,487)
Tangible common equity, excluding AOCI (1)	$16,986	16,499
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$19,102	18,615

Total Assets (U.S. GAAP)	$213,262	214,574
Less: Goodwill	4,918	4,919
Intangible assets	107	125
AOCI, before tax	(6,204)	(5,680)
Tangible assets, excluding AOCI (3)	$214,441	215,210

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	8.91%	8.65
Tangible common equity as a percentage of tangible assets (1) / (3)	7.92	7.67

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of a significant accounting standard issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the valuation techniques or models during the six months ended June 30, 2024.

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

Tables 5 and 6 present the components of net interest income, net interest margin and net interest rate spread for the three and six months ended June 30, 2024 and 2023, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.4 billion and $2.8 billion for the three and six months ended June 30, 2024, respectively, decreasing $70 million and $202 million compared to the same periods in the prior year. Net interest income was negatively impacted by higher funding costs due to increases in market interest rates and deposit balance migration into higher yielding products. Rates paid on average interest-bearing core deposits increased 76 bps and 100 bps, respectively, and rates paid on average long-term debt increased 66 bps and 84 bps, respectively, for the three and six months ended June 30, 2024 compared to the same periods in the prior year. The deposit balance migration impacting net interest income contributed to decreases in the average balances of demand deposits of $6.3 billion and $8.1 billion, respectively, and increases in the average balances of interest-bearing core deposits of $13.2 billion and $14.7 billion, respectively, for the three and six months ended June 30, 2024 compared to the same periods in the prior year. Additionally, net interest income was negatively impacted by decreases in the average balances of commercial and industrial loans of $5.8 billion and $5.4 billion, respectively, and increases in the average balances of long-term debt of $2.8 billion and $2.4 billion, respectively, for the three and six months ended June 30, 2024 compared to the same periods in the prior year.

These negative impacts on net interest income were partially offset by increases in yields on average loans and leases of 49 bps and 62 bps, respectively, and increases in yields on average taxable securities of 20 bps for both the three and six months ended June 30, 2024, compared to the same periods in the prior year. Net interest income for the three and six months ended June 30, 2024 also benefited from increases in the average balances of other short-term investments of $12.8 billion and $14.4 billion, respectively, and decreases in the average balances of FHLB advances of $3.4 billion and $2.6 billion, respectively, for the three and six months ended June 30, 2024 compared to the same periods in the prior year. Net interest income for the six months ended June 30, 2024 was also positively impacted by an increase in the average balances of solar energy installation loans of $1.4 billion compared to the same period in the prior year.

Net interest rate spread on an FTE basis (non-GAAP) was 2.04% for both the three and six months ended June 30, 2024, compared to 2.32% and 2.46% for the three and six months ended June 30, 2023, respectively. Rates paid on average interest-bearing liabilities increased 67 bps and 91 bps, partially offset by increases in yields on average interest-earning assets of 39 bps and 49 bps for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023.

Net interest margin on an FTE basis (non-GAAP) was 2.88% and 2.87% for the three and six months ended June 30, 2024, respectively, compared to 3.10% and 3.20% for the comparable periods in the prior year. Net interest margin for the three and six months ended June 30, 2024 was negatively impacted by the migration of average balances of deposits from demand deposits to interest-bearing deposits, increases in rates paid on core deposits and wholesale funding and decreases in average balances of loans and leases, partially offset by higher market interest rates on interest-earning assets and growth in average balances of other short-term investments. Net interest margin results are expected to modestly increase over the next several quarters driven by fixed-rate asset repricing and deposit growth, partially offset by the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
impact of continued deposit margin compression. However, net interest margin may be negatively impacted by increased deposit competition or higher levels of cash and other short-term investments.

Interest income on an FTE basis (non-GAAP) from loans and leases increased $41 million and $187 million during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023 primarily driven by the previously mentioned increases in yields on loans and leases, partially offset by decreases in average balances of commercial and industrial loans. The increase for the six months ended June 30, 2024 was also driven by the previously mentioned increase in the average balances of solar energy installation loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments increased $209 million and $459 million during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023 primarily due to the previously mentioned increases in the average balances of other short-term investments and increases in yields on average taxable securities.

Interest expense on average core deposits increased $303 million and $751 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023 primarily due to the previously mentioned increases in the cost of average interest-bearing core deposits to 295 bps and 293 bps for the three and six months ended June 30, 2024, respectively, from 219 bps and 193 bps for the three and six months ended June 30, 2023, respectively, as a result of higher short-term interest rates and greater competition for deposits. The increases for the three and six months ended June 30, 2024 were also driven by the previously mentioned increases in the average balances of interest-bearing core deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $17 million and $97 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023 primarily due to the previously mentioned increases in average balances of and rates paid on long-term debt, partially offset by decreases in average balances of FHLB advances. The increase for the six months ended June 30, 2024 was also driven by increases in the rates paid on average CDs over $250,000 and average FHLB advances of 83 bps and 81 bps, respectively. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. Average wholesale funding represented 17% of average interest-bearing liabilities during both the three and six months ended June 30, 2024, compared to 19% for both the three and six months ended June 30, 2023. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	June 30, 2024			June 30, 2023			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$52,389	929	7.13%	$58,152	982	6.78%	$(100)	47	(53)
Commercial mortgage loans	11,353	177	6.26	11,374	168	5.92	—	9	9
Commercial construction loans	5,917	105	7.14	5,535	94	6.80	7	4	11
Commercial leases	2,576	28	4.33	2,703	24	3.54	(1)	5	4
Total commercial loans and leases	$72,235	1,239	6.90	$77,764	1,268	6.54	$(94)	65	(29)
Residential mortgage loans	17,363	158	3.66	18,158	153	3.39	(7)	12	5
Home equity	3,929	82	8.37	3,937	72	7.39	—	10	10
Indirect secured consumer loans	15,373	198	5.18	16,281	170	4.19	(10)	38	28
Credit card	1,728	55	12.86	1,783	62	13.93	(2)	(5)	(7)
Solar energy installation loans	3,916	81	8.35	2,787	39	5.59	19	23	42
Other consumer loans	2,739	62	9.17	3,277	70	8.60	(12)	4	(8)
Total consumer loans	$45,048	636	5.69	$46,223	566	4.92	$(12)	82	70
Total loans and leases	$117,283	1,875	6.43%	$123,987	1,834	5.94%	$(106)	147	41
Securities:
Taxable	55,241	449	3.27	55,771	428	3.07	(4)	25	21
Exempt from income taxes(b)	1,366	11	3.27	1,496	12	3.19	(1)	—	(1)
Other short-term investments	20,609	291	5.67	7,806	102	5.24	180	9	189
Total interest-earning assets	$194,499	2,626	5.43%	$189,060	2,376	5.04%	$69	181	250
Cash and due from banks	2,637			2,622
Other assets	17,656			16,613
Allowance for loan and lease losses	(2,317)			(2,216)
Total assets	$212,475			$206,079
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$57,999	489	3.39%	$50,472	354	2.81%	$57	78	135
Savings deposits	17,747	29	0.67	21,675	39	0.72	(7)	(3)	(10)
Money market deposits	35,511	265	3.00	28,913	134	1.86	36	95	131
Foreign office deposits	157	1	2.11	143	—	1.25	—	1	1
CDs $250,000 or less	10,767	113	4.22	7,759	67	3.48	30	16	46
Total interest-bearing core deposits	$122,181	897	2.95	$108,962	594	2.19	$116	187	303
CDs over $250,000	4,747	61	5.16	5,375	61	4.53	(8)	8	—
Federal funds purchased	230	3	5.41	376	5	5.11	(2)	—	(2)
Securities sold under repurchase agreements	373	2	1.97	361	1	1.17	—	1	1
FHLB advances	3,165	45	5.71	6,589	86	5.23	(48)	7	(41)
Derivative collateral and other borrowed money	54	1	6.87	79	3	15.07	(1)	(1)	(2)
Long-term debt	15,611	224	5.78	12,848	163	5.12	38	23	61
Total interest-bearing liabilities	$146,361	1,233	3.39%	$134,590	913	2.72%	$95	225	320
Demand deposits	40,266			46,520
Other liabilities	7,141			6,625
Total liabilities	$193,768			$187,735
Total equity	$18,707			$18,344
Total liabilities and equity	$212,475			$206,079
Net interest income (FTE)(c)		$1,393			$1,463		$(26)	(44)	(70)
Net interest margin (FTE)(c)			2.88%			3.10%
Net interest rate spread (FTE)(c)			2.04			2.32
Interest-bearing liabilities to interest-earning assets			75.25			71.19
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $6 for both the three months ended June 30, 2024 and 2023.
(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the six months ended	June 30, 2024			June 30, 2023			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$52,820	1,867	7.11%	$58,178	1,902	6.59%	$(182)	147	(35)
Commercial mortgage loans	11,346	354	6.27	11,248	320	5.74	3	31	34
Commercial construction loans	5,825	208	7.17	5,521	182	6.65	11	15	26
Commercial leases	2,560	54	4.28	2,683	47	3.51	(3)	10	7
Total commercial loans and leases	$72,551	2,483	6.88	$77,630	2,451	6.37	$(171)	203	32
Residential mortgage loans	17,316	310	3.60	18,243	306	3.39	(16)	20	4
Home equity	3,931	163	8.33	3,971	136	6.93	(1)	28	27
Indirect secured consumer loans	15,273	384	5.06	16,439	332	4.07	(25)	77	52
Credit card	1,751	116	13.30	1,781	124	14.04	(2)	(6)	(8)
Solar energy installation loans	3,855	155	8.07	2,478	64	5.17	45	46	91
Other consumer loans	2,814	127	9.06	3,260	138	8.55	(20)	9	(11)
Total consumer loans	$44,940	1,255	5.61	$46,172	1,100	4.81	$(19)	174	155
Total loans and leases	$117,491	3,738	6.40%	$123,802	3,551	5.78%	$(190)	377	187
Securities:
Taxable	55,128	895	3.27	56,437	858	3.07	(20)	57	37
Exempt from income taxes(b)	1,403	23	3.27	1,450	23	3.15	(1)	1	—
Other short-term investments	20,902	584	5.62	6,549	162	5.00	399	23	422
Total interest-earning assets	$194,924	5,240	5.41%	$188,238	4,594	4.92%	$188	458	646
Cash and due from banks	2,690			2,878
Other assets	17,544			16,649
Allowance for loan and lease losses	(2,319)			(2,181)
Total assets	$212,839			$205,584
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$58,338	983	3.39%	$49,599	635	2.58%	$125	223	348
Savings deposits	17,927	61	0.68	22,387	73	0.65	(15)	3	(12)
Money market deposits	35,050	515	2.96	28,668	218	1.53	57	240	297
Foreign office deposits	151	2	2.26	143	1	1.57	—	1	1
CDs $250,000 or less	10,505	218	4.18	6,473	101	3.15	77	40	117
Total interest-bearing core deposits	$121,971	1,779	2.93	$107,270	1,028	1.93	$244	507	751
CDs over $250,000	5,134	133	5.19	4,865	105	4.36	6	22	28
Federal funds purchased	216	6	5.41	431	10	4.79	(5)	1	(4)
Securities sold under repurchase agreements	369	4	1.90	344	2	0.96	—	2	2
FHLB advances	3,138	89	5.71	5,701	138	4.90	(70)	21	(49)
Derivative collateral and other borrowed money	56	2	7.05	161	7	8.14	(4)	(1)	(5)
Long-term debt	15,563	444	5.74	13,178	319	4.90	63	62	125
Total interest-bearing liabilities	$146,447	2,457	3.37%	$131,950	1,609	2.46%	$234	614	848
Demand deposits	40,552			48,617
Other liabilities	7,123			6,855
Total liabilities	$194,122			$187,422
Total equity	$18,717			$18,162
Total liabilities and equity	$212,839			$205,584
Net interest income (FTE)(c)		$2,783			$2,985		$(46)	(156)	(202)
Net interest margin (FTE)(c)			2.87%			3.20%
Net interest rate spread (FTE)(c)			2.04			2.46
Interest-bearing liabilities to interest-earning assets			75.13			70.10
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $12 and $11 for the six months ended June 30, 2024 and 2023, respectively.
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

The provision for credit losses was $97 million and $191 million for the three and six months ended June 30, 2024, respectively, compared to $177 million and $341 million during the same periods in the prior year. Provision expense for the three months ended June 30, 2024 was affected by factors that caused a decrease in the ACL from March 31, 2024, primarily including decreases in specific reserves on individually evaluated commercial and industrial loans. The provision for credit losses for the six months ended June 30, 2024 was affected by factors that caused a decrease in the ACL from December 31, 2023, including improvement in the economic forecast used to calculate the ACL and lower period-end loan and lease balances.

The ALLL decreased $34 million from December 31, 2023 to $2.3 billion at June 30, 2024. At June 30, 2024, the ALLL as a percent of portfolio loans and leases decreased to 1.96%, compared to 1.98% at December 31, 2023. The reserve for unfunded commitments decreased $29 million from December 31, 2023 to $137 million at June 30, 2024. At June 30, 2024, the ACL as a percent of portfolio loans and leases decreased to 2.08%, compared to 2.12% at December 31, 2023.

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

Noninterest Income
Noninterest income decreased $31 million and $16 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023.

The following table presents the components of noninterest income:

TABLE 7: Components of Noninterest Income
	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2024	2023	% Change	2024	2023	% Change
Wealth and asset management revenue	$159	143	11	$320	289	11
Service charges on deposits	156	144	8	306	281	9
Commercial banking revenue	144	146	(1)	288	307	(6)
Card and processing revenue	108	106	2	210	206	2
Mortgage banking net revenue	50	59	(15)	104	127	(18)
Leasing business revenue	38	47	(19)	77	104	(26)
Other noninterest income	37	74	(50)	88	97	(9)
Securities gains, net	3	7	(57)	13	11	18
Total noninterest income	$695	726	(4)	$1,406	1,422	(1)

Wealth and asset management revenue
Wealth and asset management revenue increased $16 million and $31 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023 primarily driven by increases in personal asset management revenue and brokerage income. The Bancorp’s trust and registered investment advisory businesses had approximately $631 billion and $554 billion in total assets under care as of June 30, 2024 and 2023, respectively, and managed $65 billion and $59 billion in assets for individuals, corporations and not-for-profit organizations as of June 30, 2024 and 2023, respectively.

Service charges on deposits
Service charges on deposits increased $12 million and $25 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023 primarily due to increases in service charges on commercial deposits. Service charges on commercial deposits were $118 million and $230 million for the three and six months ended June 30, 2024, respectively, increasing $13 million and $25 million from the same periods in the prior year, primarily due to increases in revenue from commercial payments activities, which include traditional treasury management and embedded payments. Service charges on consumer deposits were $38 million and $76

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
million for the three and six months ended June 30, 2024, respectively, compared to $39 million and $76 million for the same periods in the prior year.

Commercial banking revenue
Commercial banking revenue decreased $2 million and $19 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023 primarily driven by decreases in revenue from commercial customer derivatives and loan syndication fees, partially offset by an increase in corporate bond fees. The decrease for the three months ended June 30, 2024 was also partially offset by an increase in merger and acquisition fees.

Card and processing revenue
Card and processing revenue increased $2 million and $4 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023 primarily due to an increase in electronic funds transfer income. The increase for the six months ended June 30, 2024 also included an increase in credit and debit card interchange, partially offset by increased reward costs.

Mortgage banking net revenue
Mortgage banking net revenue decreased $9 million and $23 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023.

The following table presents the components of mortgage banking net revenue:

TABLE 8: Components of Mortgage Banking Net Revenue
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Origination fees and gains on loan sales	$18	22	33	41
Net mortgage servicing revenue:
Gross mortgage servicing fees	78	80	155	161
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(46)	(43)	(84)	(75)
Net mortgage servicing revenue	32	37	71	86
Total mortgage banking net revenue	$50	59	104	127

Origination fees and gains on loan sales decreased $4 million and $8 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023 primarily driven by lower volumes of residential mortgage loan originations. Residential mortgage loan originations decreased to $1.6 billion and $2.7 billion for the three and six months ended June 30, 2024, respectively, from $1.7 billion and $3.1 billion for the three and six months ended June 30, 2023, respectively, primarily due to the impact of higher market interest rates on originations.

The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the Bancorp’s non-qualifying hedging strategy:

TABLE 9: Components of Net Valuation Adjustments on MSRs
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(16)	(56)	(62)	(35)
Changes in fair value:
Due to changes in inputs or assumptions(a)	10	53	51	34
Other changes in fair value(b)	(40)	(40)	(73)	(74)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(46)	(43)	(84)	(75)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

The Bancorp recognized losses of $30 million and $22 million for the three and six months ended June 30, 2024, respectively, in mortgage banking net revenue for valuation adjustments on the MSR portfolio, compared to gains of $13 million and losses of $40 million for the same periods in the prior year. The valuation adjustments on the MSR portfolio included increases of $10 million and $51 million for the three and six months ended June 30, 2024, respectively, and increases of $53 million and $34 million for the three and six months ended June 30, 2023, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
assumptions. Mortgage rates increased during the three and six months ended June 30, 2024, which caused a decrease in prepayment speeds. The fair value of the MSR portfolio decreased $40 million and $73 million for the three and six months ended June 30, 2024, respectively, and decreased $40 million and $74 million for the three and six months ended June 30, 2023, respectively, as a result of contractual principal payments and actual prepayment activity.

Further detail on the valuation of MSRs can be found in Note 12 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation of the MSR portfolio. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net gains and losses on these securities were immaterial for both the three and six months ended June 30, 2024 and 2023.

The Bancorp’s total residential mortgage loans serviced as of June 30, 2024 and 2023 were $113.7 billion and $119.7 billion, respectively, with $97.3 billion and $102.8 billion, respectively, of residential mortgage loans serviced for others.

Leasing business revenue
Leasing business revenue decreased $9 million and $27 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023 primarily driven by decreases in operating lease income. The decrease for the six months ended June 30, 2024 also included a decrease in lease remarketing fees.

Other noninterest income
The following table presents the components of other noninterest income:

TABLE 10: Components of Other Noninterest Income
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
BOLI income	$17	15	33	30
Cardholder fees	14	15	27	29
Private equity investment income	13	18	21	25
Banking center income	7	7	13	12
Consumer loan fees	5	5	10	10
Equity method investment income	2	39	9	45
Gains (losses) on sale of businesses	—	—	6	(1)
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(23)	(30)	(40)	(61)
Other, net	2	5	9	8
Total other noninterest income	$37	74	88	97
Other noninterest income decreased $37 million and $9 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023 primarily due to decreases in equity method investment income, partially offset by decreases in the loss on the swap associated with the sale of Visa, Inc. Class B Shares.

Equity method investment income decreased $37 million and $36 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023 primarily due to a gain on the partial disposition of an equity method investment during the second quarter of 2023. The Bancorp recognized negative valuation adjustments of $23 million and $40 million related to the Visa total return swap during the three and six months ended June 30, 2024, respectively, compared to negative valuation adjustments of $30 million and $61 million during the three and six months ended June 30, 2023, respectively. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 22 of the Notes to Condensed Consolidated Financial Statements.

Securities gains (losses), net
Net securities gains were $3 million and $13 million for the three and six months ended June 30, 2024, respectively, compared to $7 million and $11 million for the three and six months ended June 30, 2023, respectively. For more information, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest Expense
Noninterest expense decreased $10 million for the three months ended June 30, 2024 and was flat for the six months ended June 30, 2024 compared to the same periods in the prior year.

The following table presents the components of noninterest expense:

TABLE 11: Components of Noninterest Expense
	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2024	2023	% Change	2024	2023	% Change
Compensation and benefits	$656	650	1	$1,409	1,407	—
Technology and communications	114	114	—	231	232	—
Net occupancy expense	83	83	—	170	164	4
Equipment expense	38	36	6	76	73	4
Marketing expense	34	31	10	66	60	10
Leasing business expense	22	31	(29)	48	65	(26)
Card and processing expense	21	20	5	41	42	(2)
Other noninterest expense	253	266	(5)	521	519	—
Total noninterest expense	$1,221	1,231	(1)	$2,562	2,562	—
Efficiency ratio on an FTE basis(a)	58.5%	56.2		61.2%	58.1
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense increased $6 million and $2 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by increases in performance-based compensation, partially offset by decreases in severance expense. Full-time equivalent employees totaled 18,607 at June 30, 2024 compared to 19,225 at June 30, 2023.

Net occupancy expense increased $6 million for the six months ended June 30, 2024 compared to the same period in the prior year primarily driven by expenses associated with the Bancorp’s continued expansion into Southeast markets and higher expenses associated with the maintenance and renovation of banking centers.

Marketing expense increased $3 million and $6 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to an increase in account acquisition and deposit campaigns.

Leasing business expense decreased $9 million and $17 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in depreciation expense associated with operating lease equipment.

The following table presents the components of other noninterest expense:

TABLE 12: Components of Other Noninterest Expense
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
FDIC insurance and other taxes	$47	42	120	83
Loan and lease	33	35	62	65
Losses and adjustments	27	26	49	49
Data processing	20	22	39	44
Dues and subscriptions	16	16	31	31
Travel	15	17	30	34
Securities recordkeeping	13	12	26	25
Postal and courier	12	11	24	22
Cash and coin processing	11	13	24	25
Professional service fees	14	17	23	29
Intangible amortization	8	10	18	22
Other, net	37	45	75	90
Total other noninterest expense	$253	266	521	519

Other noninterest expense decreased $13 million and increased $2 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other noninterest expense included the impacts of FDIC insurance and other taxes which increased $5 million and $37 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to the incremental expenses associated with the Bancorp’s updated estimate of its allocated share of the FDIC’s special assessment, as further discussed in the Overview section of MD&A.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 13: Applicable Income Taxes
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Income before income taxes	$764	775	1,424	1,493
Applicable income tax expense	163	174	302	334
Effective tax rate	21.3%	22.5	21.2	22.4

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

The effective tax rate decreased to 21.3% and 21.2% for the three months and six months ended June 30, 2024, respectively, compared to 22.5% and 22.4% for the three months and six months ended June 30, 2023, respectively, primarily related to the remeasurement of deferred tax assets for changes in certain state tax laws which were enacted during the three months ended June 30, 2024. The decrease for the six months ended June 30, 2024 was also affected by a decrease in state tax expense associated with the recognition of certain previously unrecognized tax benefits.

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

TABLE 14: Components of Total Loans and Leases (including loans and leases held for sale)
	June 30, 2024		December 31, 2023
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$51,862	44%	$53,311	45%
Commercial mortgage loans	11,429	10	11,276	10
Commercial construction loans	5,806	5	5,621	5
Commercial leases	2,711	2	2,582	2
Total commercial loans and leases	$71,808	61%	$72,790	62%
Consumer loans:
Residential mortgage loans	17,552	15	17,360	15
Home equity	3,969	4	3,916	3
Indirect secured consumer loans	15,442	13	14,965	13
Credit card	1,733	2	1,865	1
Solar energy installation loans	3,951	3	3,728	3
Other consumer loans	2,661	2	2,988	3
Total consumer loans	$45,308	39%	$44,822	38%
Total loans and leases	$117,116	100%	$117,612	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$116,579		$117,234

Total loans and leases, including loans and leases held for sale, decreased $496 million from December 31, 2023 driven by a decrease in commercial loans and leases, partially offset by an increase in consumer loans.

Commercial loans and leases decreased $982 million, or 1%, from December 31, 2023 due to a decrease in commercial and industrial loans, partially offset by increases in commercial construction loans, commercial mortgage loans and commercial leases. Commercial and industrial loans decreased $1.4 billion, or 3%, from December 31, 2023 primarily as a result of payoffs exceeding loan originations. Commercial construction loans increased $185 million, or 3%, from December 31, 2023 as draws on existing commitments and loan originations exceeded payoffs. Commercial mortgage loans increased $153 million, or 1%, from December 31, 2023 as loan originations exceeded payoffs. Commercial leases increased $129 million, or 5%, from December 31, 2023 primarily as a result of an increase in lease originations.

Consumer loans increased $486 million, or 1%, from December 31, 2023 primarily due to increases in indirect secured consumer loans, solar energy installation loans and residential mortgage loans, partially offset by decreases in other consumer loans and credit card. Indirect secured consumer loans increased $477 million, or 3%, from December 31, 2023 primarily driven by loan production exceeding payoffs. Solar energy installation loans increased $223 million, or 6%, from December 31, 2023 primarily driven by increased loan originations. Residential mortgage loans increased $192 million, or 1%, from December 31, 2023 primarily driven by an increase in residential mortgage loans held for sale. Other consumer loans decreased $327 million, or 11%, from December 31, 2023 primarily driven by the paydowns of loans originated in connection with one third-party point-of-sale company with which the Bancorp discontinued the origination of new loans in September 2022. Credit card decreased $132 million, or 7%, from December 31, 2023 primarily due to seasonal paydowns on year-end balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 15: Components of Average Loans and Leases (including average loans and leases held for sale)
	June 30, 2024		June 30, 2023
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$52,389	45%	$58,152	47%
Commercial mortgage loans	11,353	10	11,374	9
Commercial construction loans	5,917	5	5,535	5
Commercial leases	2,576	2	2,703	2
Total commercial loans and leases	$72,235	62%	$77,764	63%
Consumer loans:
Residential mortgage loans	17,363	15	18,158	15
Home equity	3,929	3	3,937	3
Indirect secured consumer loans	15,373	13	16,281	13
Credit card	1,728	2	1,783	1
Solar energy installation loans	3,916	3	2,787	2
Other consumer loans	2,739	2	3,277	3
Total consumer loans	$45,048	38%	$46,223	37%
Total average loans and leases	$117,283	100%	$123,987	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$116,891		$123,327

Average loans and leases, including average loans and leases held for sale, decreased $6.7 billion, or 5%, for the three months ended June 30, 2024 compared to the same period in the prior year driven by decreases in average commercial loans and leases and average consumer loans.

Average commercial loans and leases decreased $5.5 billion, or 7%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to decreases in average commercial and industrial loans and average commercial leases, partially offset by an increase in average commercial construction loans. Average commercial and industrial loans decreased $5.8 billion, or 10%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily as a result of a planned reduction in balances in the second half of 2023. Average commercial leases decreased $127 million, or 5%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily as a result of a planned reduction in indirect non-relationship-based lease originations. Average commercial construction loans increased $382 million, or 7%, for the three months ended June 30, 2024 compared to the same period in the prior year as draws on existing commitments and loan originations exceeded payoffs.

Average consumer loans decreased $1.2 billion, or 3%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to decreases in average indirect secured consumer loans, average residential mortgage loans and average other consumer loans, partially offset by an increase in average solar energy installation loans. Average indirect secured consumer loans decreased $908 million, or 6%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily driven by paydowns exceeding loan originations and a planned reduction in balances in the second half of 2023. Average residential mortgage loans decreased $795 million, or 4%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to lower origination volumes and a decrease in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average other consumer loans decreased $538 million, or 16%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily driven by the paydowns of loans originated in connection with one third-party point-of-sale company with which the Bancorp discontinued the origination of new loans in September 2022. Average solar energy installation loans increased $1.1 billion, or 41%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to increased loan originations.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $52.0 billion and $51.9 billion at June 30, 2024 and December 31, 2023, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 4.0 at June 30, 2024 compared to 4.8 at December 31, 2023. The taxable held-to-maturity securities portfolio had an effective duration of 5.8 at June 30, 2024.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading typically when bought and held principally for the purpose of selling them in the near term. At June 30, 2024, the Bancorp’s investment securities portfolio consisted primarily of AAA-rated available-for-sale debt and other securities and held-to-maturity securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt and other securities and held-to-maturity securities at both June 30, 2024 and December 31, 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At both June 30, 2024 and December 31, 2023, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during both the three and six months ended June 30, 2024 and 2023.

During the three and six months ended June 30, 2024, respectively, the Bancorp recognized $5 million and $10 million of impairment losses on its available-for-sale debt and other securities, included in securities gains, net, in the Condensed Consolidated Statements of Income. The Bancorp recognized impairment losses on its available-for-sale debt and other securities of $4 million for both the three and six months ended June 30, 2023. These losses related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intends to hold the securities until the recovery of their amortized cost bases.

The following table summarizes the end of period components of investment securities:

TABLE 16: Components of Investment Securities
As of ($ in millions)	June 30, 2024	December 31, 2023
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$3,504	4,477
Obligations of states and political subdivisions securities	2	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,556	11,564
Agency commercial mortgage-backed securities	24,315	28,945
Non-agency commercial mortgage-backed securities	4,816	4,872
Asset-backed securities and other debt securities	4,609	5,207
Other securities(a)	794	722
Total available-for-sale debt and other securities	$43,596	55,789
Held-to-maturity securities (amortized cost basis):(b)
U.S. Treasury and federal agencies securities	$2,338	—
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,092	—
Agency commercial mortgage-backed securities	4,011	—
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$11,443	2
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$601	647
Obligations of states and political subdivisions securities	84	39
Agency residential mortgage-backed securities	7	6
Asset-backed securities and other debt securities	440	207
Total trading debt securities	$1,132	899
Total equity securities (fair value)	$476	613
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.
(b)Includes a discount of $930 at June 30, 2024 pertaining to the unamortized portion of unrealized losses on securities.

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

On an amortized cost basis, available-for-sale debt and other securities and held-to-maturity securities comprised 28% of total interest-earning assets at both June 30, 2024 and December 31, 2023. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 5.3 years and 6.2 years at June 30, 2024 and December 31, 2023, respectively. In addition, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.10% and 3.06% at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the held-to-maturity securities portfolio had an estimated weighted-average life of 7.2 years and a weighted-average yield of 3.43%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Information presented in Tables 17 and 18 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity.

The fair values of investment securities are impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $4.6 billion and $5.4 billion at June 30, 2024 and December 31, 2023, respectively.

TABLE 17: Characteristics of Available-for-Sale Debt and Other Securities
As of June 30, 2024 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$489	489	0.5	5.45%
Average life after one year through five years	3,015	3,017	1.4	5.49
Total	$3,504	3,506	1.3	5.49%
Obligations of states and political subdivisions securities:
Average life within one year	2	2	0.1	—
Total	$2	2	0.1	—%
Agency residential mortgage-backed securities:
Average life within one year	2	2	0.8	4.21
Average life after one year through five years	1,063	972	3.7	2.88
Average life after five years through ten years	3,550	3,077	6.6	2.93
Average life after ten years	941	706	11.1	2.91
Total	$5,556	4,757	6.8	2.92%
Agency commercial mortgage-backed securities:(a)
Average life within one year	231	225	0.7	3.04
Average life after one year through five years	10,569	9,737	3.4	2.69
Average life after five years through ten years	10,089	8,465	7.4	2.65
Average life after ten years	3,426	2,728	12.0	2.66
Total	$24,315	21,155	6.3	2.67%
Non-agency commercial mortgage-backed securities:
Average life within one year	1,180	1,157	0.6	3.21
Average life after one year through five years	1,701	1,607	2.4	3.22
Average life after five years through ten years	1,935	1,639	7.1	2.79
Total	$4,816	4,403	3.9	3.04%
Asset-backed securities and other debt securities:
Average life within one year	708	696	0.6	3.34
Average life after one year through five years	2,996	2,829	3.0	3.74
Average life after five years through ten years	900	839	6.0	4.38
Average life after ten years	5	5	10.4	7.00
Total	$4,609	4,369	3.2	3.81%
Other securities	794	794
Total available-for-sale debt and other securities	$43,596	38,986	5.3	3.10%
(a)Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.15% and 0.03% for securities with an average life between 5 and 10 years, average life greater than 10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Characteristics of Held-to-Maturity Securities
As of June 30, 2024 ($ in millions)	Amortized Cost(b)	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life after one year through five years	$2,338	2,299	3.5	2.44%
Total	2,338	2,299	3.5	2.44%
Agency residential mortgage-backed securities:
Average life after five years through ten years	5,092	4,932	9.1	3.45
Total	$5,092	4,932	9.1	3.45%
Agency commercial mortgage-backed securities:(a)
Average life within one year	38	38	0.7	3.61
Average life after one year through five years	593	583	3.5	3.82
Average life after five years through ten years	2,902	2,855	7.2	3.92
Average life after ten years	478	478	11.5	4.69
Total	$4,011	3,954	7.1	3.99%
Asset-backed securities and other debt securities:
Average life after ten years	2	2	11.3	8.75
Total	$2	2	11.3	8.75%
Total held-to-maturity securities	$11,443	11,187	7.2	3.43%
(a)Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.01%, 0.60% and 0.08% for securities with an average life between 1 and 5 years, average life between 5 and 10 years, average life greater than 10 years and in total, respectively.
(b)Includes a discount of $930 at June 30, 2024 pertaining to the unamortized portion of unrealized losses on securities.

Other Short-Term Investments
Other short-term investments have original maturities less than one year and primarily include interest-bearing balances that are funds on deposit at other depository institutions or the FRB. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $21.1 billion at June 30, 2024, a decrease of $997 million from December 31, 2023. This decrease was primarily attributable to a decrease in deposits during the six months ended June 30, 2024, partially offset by the impact of a decrease in loan and lease balances during the same period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 76% and 75% of average total assets for the three months ended June 30, 2024 and 2023, respectively.

The following table presents the end of period components of deposits:

TABLE 19: Components of Deposits
	June 30, 2024		December 31, 2023
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$40,617	24%	$43,146	26%
Interest checking	57,390	34	57,257	34
Savings	17,419	11	18,215	11
Money market	36,259	22	34,374	20
Foreign office	119	—	162	—
Total transaction deposits	$151,804	91	$153,154	91
CDs $250,000 or less	10,882	7	10,552	6
Total core deposits	$162,686	98	$163,706	97
CDs over $250,000(a)	4,082	2	5,206	3
Total deposits	$166,768	100%	$168,912	100%
(a)Includes $3.1 billion and $4.4 billion of retail brokered certificates of deposit which are fully covered by FDIC insurance as of June 30, 2024 and December 31, 2023, respectively.

Core deposits decreased $1.0 billion, or 1%, from December 31, 2023 primarily due to a decrease in transaction deposits, partially offset by an increase in CDs $250,000 or less. Transaction deposits decreased $1.4 billion, or 1%, from December 31, 2023 primarily driven by decreases in demand deposits and saving deposits, partially offset by increases in money market deposits and interest checking deposits. In response to the higher interest rate environment, deposit balances have migrated from noninterest-bearing products or lower interest-bearing products into higher interest-bearing products. Demand deposits decreased $2.5 billion, or 6%, from December 31, 2023 primarily as a result of the aforementioned balance migration, partially offset by higher balances per consumer customer account. Savings deposits decreased $796 million, or 4%, from December 31, 2023 primarily due to lower average balances per consumer customer account, driven by increased consumer spending and the impact of consumer preferences for products with higher offering rates. Money market deposits increased $1.9 billion, or 5%, from December 31, 2023 primarily as a result of higher balances per consumer customer account due to higher offering rates and the aforementioned balance migration. Interest checking deposits increased $133 million from December 31, 2023 primarily as a result of the aforementioned balance migration, partially offset by lower balances per customer account. CDs $250,000 or less increased $330 million, or 3%, from December 31, 2023 primarily due to higher offering rates.

CDs over $250,000 decreased $1.1 billion, or 22%, from December 31, 2023 primarily due to maturities of retail brokered CDs.

The following table presents the components of average deposits for the three months ended:

TABLE 20: Components of Average Deposits
	June 30, 2024		June 30, 2023
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$40,266	24%	$46,520	29%
Interest checking	57,999	35	50,472	31
Savings	17,747	11	21,675	14
Money market	35,511	21	28,913	18
Foreign office	157	—	143	—
Total transaction deposits	$151,680	91	$147,723	92
CDs $250,000 or less	10,767	6	7,759	5
Total core deposits	$162,447	97	$155,482	97
CDs over $250,000(a)	4,747	3	5,375	3
Total average deposits	$167,194	100%	$160,857	100%
(a)Includes $3.8 billion and $4.9 billion of retail brokered certificates of deposit which are fully covered by FDIC insurance for the three months ended June 30, 2024 and 2023, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
On an average basis, core deposits increased $7.0 billion, or 4%, for the three months ended June 30, 2024 compared to the same period in the prior year due to increases in average transaction deposits and average CDs $250,000 or less. In response to the higher interest rate environment, deposit balances have migrated from noninterest-bearing products or lower interest-bearing products into higher interest-bearing products. Average transaction deposits increased $4.0 billion, or 3%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily driven by increases in average interest checking deposits and average money market deposits, partially offset by decreases in average demand deposits and average savings deposits. Average interest checking deposits increased $7.5 billion, or 15%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily as a result of the aforementioned balance migration as well as average commercial balance growth, partially offset by lower average balances per consumer customer account. Average money market deposits increased $6.6 billion, or 23%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily as a result of higher average balances per consumer customer account due to higher offering rates and the aforementioned balance migration. Average demand deposits decreased $6.3 billion, or 13%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily as a result of the aforementioned balance migration and lower average balances per consumer customer account. Average savings deposits decreased $3.9 billion, or 18%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to lower average balances per consumer customer account due to increased consumer spending and the impact of consumer preferences for products with higher offering rates. Average CDs $250,000 or less increased $3.0 billion, or 39%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to higher offering rates.

Average CDs over $250,000 decreased $628 million, or 12%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to maturities of retail brokered CDs.

Contractual maturities
The contractual maturities of CDs as of June 30, 2024 are summarized in the following table:

TABLE 21: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$14,681
13-24 months	236
25-36 months	29
37-48 months	8
49-60 months	7
After 60 months	3
Total CDs	$14,964
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all FDIC requirements are met. All deposits that an account owner has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of June 30, 2024 and December 31, 2023, approximately $94.9 billion, or 57%, and $97.6 billion, or 58%, respectively, of the Bancorp’s domestic deposits were estimated to be insured. As of June 30, 2024 and December 31, 2023, approximately $71.8 billion and $71.1 billion, respectively, of the Bancorp’s domestic deposits were estimated to be uninsured. At June 30, 2024 and December 31, 2023, approximately $2.3 billion and $1.9 billion, respectively, of time deposits were estimated to be uninsured. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 13% and 15% for the three months ended June 30, 2024 and 2023, respectively.

The following table summarizes the end of period components of borrowings:

TABLE 22: Components of Borrowings
As of ($ in millions)	June 30, 2024	December 31, 2023
Federal funds purchased	$194	193
Other short-term borrowings	3,370	2,861
Long-term debt	16,293	16,380
Total borrowings	$19,857	19,434

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Total borrowings increased $423 million, or 2%, from December 31, 2023 primarily due to an increase in other short-term borrowings partially offset by a decrease in long-term debt. Other short-term borrowings increased $509 million from December 31, 2023 primarily due to increased FHLB advances outstanding as part of the Bancorp’s funding strategy. Long-term debt decreased $87 million from December 31, 2023 primarily due to the redemptions or maturities of $2.3 billion of notes, $261 million of paydowns associated with loan securitizations and $114 million of fair value adjustments associated with hedged long-term debt. These decreases were partially offset by the issuance of senior fixed-rate/floating-rate notes in January of 2024 totaling $1.0 billion. Additionally, during the six months ended June 30, 2024, the Bancorp obtained $1.5 billion of new long-term FHLB advances that will mature in 2026, utilizing its existing borrowing capacity.

The following table summarizes components of average borrowings for the three months ended:

TABLE 23: Components of Average Borrowings
($ in millions)	June 30, 2024	June 30, 2023
Federal funds purchased	$230	376
Other short-term borrowings	3,592	7,029
Long-term debt	15,611	12,848
Total average borrowings	$19,433	20,253

Total average borrowings decreased $820 million, or 4%, for the three months ended June 30, 2024 compared to the same period in the prior year due to decreases in average other short-term borrowings and average federal funds purchased, partially offset by an increase in average long-term debt. Average other short-term borrowings and average federal funds purchased decreased $3.4 billion and $146 million, respectively, for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to increased long-term debt which reduced the need for short-term funding during the period. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements. Average long-term debt increased $2.8 billion for the three months ended June 30, 2024 compared to the same period in the prior year primarily driven by long-term debt transactions occurring since June 30, 2023, including the issuance of senior fixed-rate/floating-rate notes of $1.25 billion in July of 2023, the issuance of asset-backed securities of $1.5 billion in August of 2023 related to an automobile loan securitization and $2.0 billion in new long-term FHLB advances, as well as the aforementioned issuance of senior fixed-rate/floating-rate notes in 2024 of $1.0 billion. These increases were partially offset by redemptions or maturities of $2.3 billion of notes, $455 million of paydowns associated with loan securitizations and $47 million of fair value adjustments associated with hedged long-term debt since June 30, 2023. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

During the first quarter of 2024, the Bancorp eliminated certain revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking. As a result, the results of operations for the Wealth and Asset Management segment for the three and six months ended June 30, 2023 were adjusted to reflect the impact of the elimination of these revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets increased since December 31, 2023 as they were affected by the prevailing level of interest rates and repricing characteristics of the portfolio. The credit rates for deposit products decreased modestly since December 31, 2023 due to modified assumptions and an inverted yield curve. As a result, net interest income for each segment was negatively impacted during the six months ended June 30, 2024 as a result of these updates to FTP charge and credit rates.

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

The following table summarizes net income (loss) by business segment:

TABLE 24: Net Income (Loss) by Business Segment
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Commercial Banking	$320	711	688	1,290
Consumer and Small Business Banking	499	746	1,026	1,408
Wealth and Asset Management	47	73	92	146
General Corporate and Other	(265)	(929)	(684)	(1,685)
Net income	$601	601	1,122	1,159

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 25: Commercial Banking
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Income Statement Data
Net interest income (FTE)(a)	$660	1,025	1,350	2,004
Provision for (benefit from) credit losses	137	(9)	208	37
Noninterest income:
Commercial banking revenue	142	147	285	305
Service charges on deposits	104	92	203	180
Leasing business revenue	38	47	77	104
Other noninterest income	39	50	83	82
Noninterest expense:
Compensation and benefits	156	153	345	343
Leasing business expense	22	31	48	65
Other noninterest expense	279	302	565	628
Income before income taxes (FTE)	$389	884	832	1,602
Applicable income tax expense(a)(b)	69	173	144	312
Net income	$320	711	688	1,290
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$67,489	73,676	67,834	73,708
Demand deposits	18,009	23,133	18,493	25,021
Interest checking deposits	39,101	30,527	39,307	28,756
Savings deposits	145	185	149	198
Money market deposits	5,408	4,764	5,376	4,810
Certificates of deposit	46	34	58	40
Foreign office deposits	157	143	151	143
(a)Includes FTE adjustments of $4 for both the three months ended June 30, 2024 and 2023 and $8 and $7 for the six months ended June 30, 2024 and 2023, respectively.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $320 million and $688 million for the three and six months ended June 30, 2024, respectively, compared to $711 million and $1.3 billion for the same periods in the prior year. The decreases for both periods were primarily driven by decreases in net interest income on an FTE basis, increases in provision for credit losses and decreases in noninterest income, partially offset by decreases in noninterest expense.

Net interest income on an FTE basis decreased $365 million and $654 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by increases in average balances of and rates paid on interest checking deposits and money market deposits, decreases in FTP credits on demand deposits, increases in FTP charge rates on commercial loans and leases and decreases in average balances of commercial and industrial loans. These negative impacts were partially offset by increases in yields on average commercial loans.

Provision for credit losses increased $146 million and $171 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by increases in the allocated provision for credit losses related to commercial criticized assets as well as increases in net charge-offs on commercial and industrial loans. Annualized net charge-offs as a percent of average portfolio loans and leases increased to 44 bps and 31 bps for the three and six months ended June 30, 2024, respectively, compared to 13 bps and 14 bps for the same periods in the prior year.

Noninterest income decreased $13 million and $23 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2024 was driven by decreases in other noninterest income, leasing business revenue and commercial banking revenue, partially offset by an increase in service charges on deposits. The decrease for the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
six months ended June 30, 2024 was primarily driven by decreases in leasing business revenue and commercial banking revenue, partially offset by an increase in service charges on deposits. Other noninterest income decreased $11 million for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to a decrease in private equity investment income as well as an increase in securities losses. Leasing business revenue decreased $9 million and $27 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in operating lease income. The decrease for the six months ended June 30, 2024 was also impacted by a decrease in lease remarketing fees. Commercial banking revenue decreased $5 million and $20 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in revenue from commercial customer derivatives and loan syndication fees, partially offset by an increase in corporate bond fees. Additionally, the decrease for the three months ended June 30, 2024 was partially offset by an increase in merger and acquisition fees. Service charges on deposits increased $12 million and $23 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to increases in revenue from commercial payments activities, which include traditional treasury management and embedded payments.

Noninterest expense decreased $29 million and $78 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in other noninterest expense and leasing business expense. Other noninterest expense decreased $23 million and $63 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in allocated expenses. The decrease for the six months ended June 30, 2024 was also impacted by a decline in losses and adjustments. Leasing business expense decreased $9 million and $17 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in depreciation expense associated with operating lease equipment.

Average commercial loans and leases decreased $6.2 billion and $5.9 billion for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to decreases in average commercial and industrial loans, average commercial mortgage loans and average commercial leases, partially offset by increases in average commercial construction loans. Average commercial and industrial loans decreased for the three and six months ended June 30, 2024 compared to the same periods in the prior year primarily as a result of a planned reduction in balances in the second half of 2023. Average commercial mortgage loans decreased for the three and six months ended June 30, 2024 compared to the same periods in the prior year as payoffs exceeded loan originations. Average commercial leases decreased for the three and six months ended June 30, 2024 compared to the same periods in the prior year primarily as a result of a planned reduction in indirect non-relationship based lease originations. Average commercial construction loans increased for the three and six months ended June 30, 2024 compared to the same periods in the prior year as draws on existing commitments and loan originations exceeded payoffs.

Average deposits increased $4.1 billion and $4.6 billion for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to increases in average interest checking deposits and average money market deposits, partially offset by decreases in average demand deposits. Average interest checking deposits increased $8.6 billion and $10.6 billion for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily as a result of balance migration from demand deposits as well as average balance growth. Average money market deposits increased $644 million and $566 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily as a result of average balance growth. Average demand deposits decreased $5.1 billion and $6.5 billion for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily as a result of the aforementioned balance migration.

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

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 26: Consumer and Small Business Banking
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Income Statement Data
Net interest income	$1,055	1,370	2,180	2,628
Provision for credit losses	70	65	154	116
Noninterest income:
Card and processing revenue	79	79	154	155
Wealth and asset management revenue	62	52	121	106
Mortgage banking net revenue	50	59	104	127
Service charges on deposits	52	53	103	103
Other noninterest income	29	28	58	54
Noninterest expense:
Compensation and benefits	226	222	460	446
Net occupancy and equipment expense	66	62	133	125
Card and processing expense	19	19	37	38
Other noninterest expense	315	329	637	667
Income before income taxes	$631	944	1,299	1,781
Applicable income tax expense	132	198	273	373
Net income	$499	746	1,026	1,408
Average Balance Sheet Data
Consumer loans, including held for sale	$42,355	43,305	42,230	43,258
Commercial loans	3,349	2,756	3,280	2,616
Demand deposits	21,388	22,265	21,007	22,439
Interest checking deposits	11,043	12,603	11,101	13,103
Savings deposits	14,731	17,615	14,864	18,261
Money market deposits	29,633	23,629	29,196	23,169
Certificates of deposit	11,404	8,208	11,244	6,830
Net income was $499 million and $1.0 billion for the three and six months ended June 30, 2024, respectively, compared to $746 million and $1.4 billion for the same periods in the prior year. The decreases for both periods were primarily driven by decreases in net interest income and increases in provision for credit losses, partially offset by decreases in noninterest expense. The decrease for the six months ended June 30, 2024 was also impacted by a decrease in noninterest income.

Net interest income decreased $315 million and $448 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to increases in rates paid on and average balances of deposits, increases in FTP charge rates on loans and decreases in FTP credits on deposits. These negative impacts were partially offset by increases in yields on loans and leases.

Provision for credit losses increased $5 million and $38 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to increases in net charge-offs on other consumer loans and indirect secured consumer loans. Annualized net charge-offs as a percent of average portfolio loans and leases increased to 61 bps and 66 bps for the three and six months ended June 30, 2024, respectively, compared to 57 bps and 52 bps for the same periods in the prior year.

Noninterest income increased $1 million and decreased $5 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2024 was primarily driven by an increase in wealth and asset management revenue, partially offset by a decrease in mortgage banking net revenue. The decrease for the six months ended

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
June 30, 2024 was primarily driven by a decrease in mortgage banking net revenue, partially offset by an increase in wealth and asset management revenue. Wealth and asset management revenue increased $10 million and $15 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to increases in broker income and personal asset management revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense decreased $6 million and $9 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in other noninterest expense, partially offset by increases in compensation and benefits expense and net occupancy and equipment expense. Other noninterest expense decreased $14 million and $30 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to decreases in allocated expenses. The decrease for the six months ended June 30, 2024 was partially offset by an increase in marketing expense primarily driven by an increase in account acquisition and deposit campaigns. Compensation and benefits expense increased $4 million and $14 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by increases in performance-based compensation and employee benefits expense. Net occupancy and equipment expense increased $4 million and $8 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by increases in allocated occupancy costs associated with the Bancorp’s expansion into Southeast markets.

Average consumer loans decreased $950 million and $1.0 billion for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to decreases in average indirect secured consumer loans, average residential mortgage loans and average other consumer loans, partially offset by an increase in average solar energy installation loans. Average indirect secured consumer loans decreased for the three and six months ended June 30, 2024 compared to the same periods in the prior year primarily driven by paydowns exceeding loan originations and a planned reduction in balances in the second half of 2023. Average residential mortgage loans decreased for the three and six months ended June 30, 2024 compared to the same periods in the prior year primarily due to lower origination volumes and a decrease in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average other consumer loans decreased for the three and six months ended June 30, 2024 compared to the same periods in the prior year primarily driven by the paydowns of loans originated in connection with one third-party point-of-sale company with which the Bancorp discontinued the origination of new loans in September of 2022. Average solar energy installation loans increased for the three and six months ended June 30, 2024 compared to the same periods in the prior year primarily due to increased loan originations. Average commercial loans increased $593 million and $664 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by increases in average commercial mortgage loans, average commercial and industrial loans and average commercial construction loans as loan originations exceeded payoffs.

Average deposits increased $3.9 billion and $3.6 billion for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year driven by increases in average certificates of deposit and average money market deposits, partially offset by decreases in average savings deposits, average interest checking deposits and average demand deposits. Average certificates of deposit increased $3.2 billion and $4.4 billion for the three and six months ended June 30, 2024, respectively, and average money market deposits increased $6.0 billion for both the three and six months ended June 30, 2024, compared to the same periods in the prior year primarily due to higher offering rates and higher average balances per customer account as well as balance migration from demand deposits, interest checking deposits and savings deposits. Average savings deposits decreased $2.9 billion and $3.4 billion, average interest checking deposits decreased $1.6 billion and $2.0 billion and average demand deposits decreased $877 million and $1.4 billion for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily as a result of lower average balances per customer account as well as balance migration into certificates of deposit and money market accounts.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 27: Wealth and Asset Management
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Income Statement Data
Net interest income	$54	95	112	196
Provision for credit losses	—	—	—	—
Noninterest income:
Wealth and asset management revenue	96	89	197	182
Other noninterest income	2	2	3	1
Noninterest expense:
Compensation and benefits	52	55	114	116
Other noninterest expense	41	38	81	78
Income before income taxes	$59	93	117	185
Applicable income tax expense	12	20	25	39
Net income	$47	73	92	146
Average Balance Sheet Data
Loans and leases, including held for sale	$4,049	4,444	4,106	4,448
Deposits	10,507	10,846	10,621	11,568
Net income was $47 million and $92 million for the three and six months ended June 30, 2024, respectively, compared to $73 million and $146 million for the same periods in the prior year. The decreases for both periods were primarily driven by decreases in net interest income, partially offset by increases in noninterest income.

Net interest income decreased $41 million and $84 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in FTP credits on deposits and increases in rates paid on average deposits. The decrease for the six months ended June 30, 2024 was also impacted by an increase in FTP charge rates on loans and leases.

Noninterest income increased $7 million and $17 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to increases in wealth and asset management revenue, which increased $7 million and $15 million for the three and six months ended June 30, 2024, respectively, driven by increases in personal asset management revenue.

Average loans and leases decreased $395 million and $342 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in average commercial and industrial loans, average residential mortgage loans and average other consumer loans as payoffs exceeded loan production.

Average deposits decreased $339 million and $947 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in average interest checking deposits and average demand deposits as a result of lower average balances per customer account, partially offset by increases in average certificates of deposit and average savings and money market deposits.

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

Net interest income on an FTE basis increased $651 million and $984 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by increases in interest income on other short-term investments and increases in FTP charges on loans and leases allocated to the business segments as well as decreases in FTP credits on deposits allocated to the business segments. These positive impacts were partially offset by increases in interest expense on long-term debt. The increases in FTP charges allocated to the business segments were driven by increases in market interest rates, primarily across the fixed-rate asset portfolios. The decreases in FTP credits allocated to the business segments were driven by lower assumed liquidity premiums from deposit portfolios. Under

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
the Bancorp’s internal reporting methodology, the Bancorp insulates the business segments from interest rate risk associated with fixed-rate lending by transferring this risk to General Corporate and Other through the FTP methodology. As a result, the amount of FTP credits on deposits earned by the business segments generally increases or decreases at a faster pace than the amount of allocated FTP charges on loans and leases. If market interest rates remain at current levels, the FTP charges to the business segments for loans and leases will increase over time as fixed-rate loans mature and are replaced with new originations.

The benefit from credit losses was $110 million and $171 million for the three and six months ended June 30, 2024, respectively, compared to provision for credit losses of $121 million and $188 million for the same periods in the prior year. These fluctuations were primarily driven by increases in allocations to the business segments as well as reductions in the ACL.

Noninterest income decreased $26 million and $5 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in equity method investment income due to a gain on the partial disposition of an equity method investment during the second quarter of 2023, partially offset by decreases in the loss recognized on the swap associated with the sale of Visa, Inc. Class B shares.

Noninterest expense increased $25 million and $86 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense, which were primarily attributable to the incremental expenses associated with the Bancorp’s updated estimate of its allocated share of the FDIC’s special assessment, as well as decreases in corporate overhead allocations from General Corporate and Other to the other business segments. For the six months ended June 30, 2024, these negative impacts were partially offset by a decrease in compensation and benefits expense primarily driven by decreases in base compensation and employee benefits expense.

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

Overview
During the second quarter of 2024, economic growth remained resilient as solid job growth, improving capital markets activity and fiscal deficit spending supported economic growth while the downward trend in inflation returned. With inflation trending down and employment growth softening, FRB officials have signaled that rate cuts are possible in the second half of 2024. The FOMC continues to seek a soft landing for the economy while balancing the risks of cutting rates too soon and allowing price pressures to become entrenched against the risks associated with maintaining a restrictive policy for too long.

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

TABLE 28: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	June 30, 2024			December 31, 2023
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$12,960	19,484	4	12,558	19,679	4
Financial services and insurance	9,792	20,446	1	9,998	21,022	—
Manufacturing	9,208	19,086	66	9,010	19,101	54
Healthcare	5,597	8,064	33	5,485	7,831	13
Business services	5,375	9,913	59	5,917	10,339	50
Wholesale trade	5,145	10,121	11	5,259	10,414	6
Accommodation and food	4,139	6,400	25	4,326	6,946	25
Retail trade	3,602	9,287	18	3,953	9,847	85
Communication and information	3,107	6,226	23	3,191	6,482	60
Mining	2,800	6,006	—	2,813	5,940	—
Construction	2,661	6,214	7	2,656	6,391	10
Transportation and warehousing	2,241	4,097	5	2,382	4,326	5
Utilities	1,855	3,455	—	1,850	3,493	—
Entertainment and recreation	1,704	2,920	5	1,687	2,964	8
Other services	1,188	1,680	6	1,181	1,680	6
Agribusiness	250	576	11	300	614	—
Public administration	132	200	—	151	240	—
Individuals	27	53	—	29	77	—
Total	$71,783	134,228	274	72,746	137,386	326
By Loan Size:
Less than $1 million	5%	5	23	4	4	19
$1 million to $5 million	7	5	13	7	6	11
$5 million to $10 million	5	4	16	5	4	5
$10 million to $25 million	13	11	48	14	11	23
$25 million to $50 million	25	23	—	24	23	—
Greater than $50 million	45	52	—	46	52	42
Total	100%	100	100	100	100	100
By State:
California	10%	8	10	10	8	5
Illinois	9	8	9	9	8	5
Texas	9	8	—	9	9	1
Ohio	8	11	7	8	11	6
Florida	7	7	23	7	7	35
New York	7	6	—	7	6	—
Michigan	5	5	5	5	5	3
Georgia	4	4	12	4	4	21
Indiana	3	3	3	3	3	1
Tennessee	3	3	—	3	3	1
North Carolina	3	3	2	3	3	2
South Carolina	3	2	1	2	2	1
Other	29	32	28	30	31	19
Total	100%	100	100	100	100	100

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

TABLE 29: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of June 30, 2024 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$70	221	3,368
Commercial mortgage nonowner-occupied loans	5	98	5,402
Total	$75	319	8,770

TABLE 30: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2023 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$53	258	3,257
Commercial mortgage nonowner-occupied loans	1	29	5,121
Total	$54	287	8,378

The Bancorp views nonowner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 31: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of June 30, 2024 ($ in millions)
	Outstanding	Exposure	90 Days Past Due	Nonaccrual
By State:
Illinois	$1,486	1,726	—	2
Florida	1,247	1,921	—	—
Ohio	1,003	1,386	—	—
South Carolina	981	1,132	—	—
California	850	1,199	—	—
Michigan	764	1,036	—	1
Texas	740	1,354	—	—
New York	493	539	—	—
Georgia	439	809	—	—
All other states	3,009	4,629	—	—
Total	$11,012	15,731	—	3
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 32: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2023 ($ in millions)
	Outstanding	Exposure	90 Days Past Due	Nonaccrual
By State:
Illinois	$1,524	1,808	—	2
Florida	1,242	2,160	—	—
Ohio	972	1,377	—	—
South Carolina	927	1,135	—	—
California	730	1,189	—	—
Michigan	778	1,100	—	—
Texas	696	1,375	—	—
New York	490	545	—	—
Georgia	441	809	—	—
All other states	2,932	4,718	—	1
Total	$10,732	16,216	—	3
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Net charge-offs on nonowner-occupied commercial real estate loans were immaterial for both the three and six months ended June 30, 2024 and 2023.

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

Residential mortgage portfolio
The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to loan characteristics determined to influence credit risk. Additionally, the portfolio is governed by concentration limits that ensure product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate residential mortgage loans that permit customers to make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $508 million of ARM loans will have rate resets during the next twelve months. Of these resets, 83% are expected to experience an increase in rate, with an average increase in rate of approximately 1.4%. Underlying characteristics of these borrowers are relatively strong with a weighted-average origination debt-to-income ratio of 34% and weighted-average origination LTV of 72%.

Certain residential mortgage products have characteristics that may increase the Bancorp’s credit loss rates in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTVs, multiple loans secured by the same collateral that when combined result in a LTV greater than 80% and interest-only loans. The Bancorp has deemed residential mortgage loans with greater than 80% LTVs and no mortgage insurance as loans that represent a higher level of risk. Approximately two-thirds of these loans consist of loans originated through the Bancorp’s loan program for doctors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 33: Residential Mortgage Portfolio Loans by LTV at Origination
	June 30, 2024		December 31, 2023
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,581	63.1%	$11,718	62.7%
LTV > 80%, with mortgage insurance(a)	2,961	95.3	2,996	95.1
LTV > 80%, no mortgage insurance	2,498	91.2	2,312	91.1
Total	$17,040	73.0%	$17,026	72.4%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 34: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of June 30, 2024 ($ in millions)
	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Ohio	$525	1	7
Illinois	498	—	5
Florida	452	—	1
North Carolina	191	—	1
Michigan	166	—	1
Indiana	166	—	2
Kentucky	129	—	1
All other states	371	—	5
Total	$2,498	1	23

TABLE 35: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2023 ($ in millions)
	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Ohio	$512	—	8
Illinois	462	1	4
Florida	407	—	1
North Carolina	163	—	1
Michigan	167	—	1
Indiana	166	—	2
Kentucky	123	—	1
All other states	312	—	5
Total	$2,312	1	23

Net charge-offs on residential mortgage loans with a greater than 80% LTV at origination and no mortgage insurance were immaterial for both the three and six months ended June 30, 2024 and 2023.

Home equity portfolio
The Bancorp’s home equity portfolio of $4.0 billion is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 25% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately $687 million of the balances mature before December 31, 2028.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 37 and Table 38. Of the total $4.0 billion of outstanding home equity loans:
•75% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Illinois, Indiana and Kentucky as of June 30, 2024;
•33% are in senior lien positions and 67% are in junior lien positions at June 30, 2024;
•75% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended June 30, 2024; and
•The portfolio had a weighted-average refreshed FICO score of 749 at June 30, 2024.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 36: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	June 30, 2024		December 31, 2023
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$105	3%	$109	2%
FICO 660-719	163	4	187	5
FICO ≥ 720	1,029	26	1,052	27
Total senior liens	$1,297	33%	$1,348	34%
Junior Liens:
FICO ≤ 659	228	6	218	6
FICO 660-719	477	12	460	12
FICO ≥ 720	1,967	49	1,890	48
Total junior liens	$2,672	67%	$2,568	66%
Total	$3,969	100%	$3,916	100%

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

TABLE 37: Home Equity Portfolio Loans Outstanding by LTV at Origination
	June 30, 2024		December 31, 2023
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,152	50.5%	$1,194	50.8%
LTV > 80%	145	89.0	154	88.9
Total senior liens	$1,297	55.0%	$1,348	55.4%
Junior Liens:
LTV ≤ 80%	1,874	64.7	1,768	64.9
LTV > 80%	798	88.4	800	88.7
Total junior liens	$2,672	72.1%	$2,568	72.7%
Total	$3,969	66.5%	$3,916	66.7%

The following tables provide an analysis of home equity portfolio loans outstanding by state with a LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 38: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80% at Origination
As of June 30, 2024 ($ in millions)
	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual
By State:
Ohio	$281	783	—	7
Illinois	143	344	—	5
Michigan	134	378	—	3
Indiana	98	250	—	2
Florida	90	212	—	2
Kentucky	78	203	—	2
All other states	119	303	—	3
Total	$943	2,473	—	24

TABLE 39: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80% at Origination
As of December 31, 2023 ($ in millions)
	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual
By State:
Ohio	$290	808	—	6
Illinois	145	346	1	4
Michigan	140	394	—	2
Indiana	96	252	—	2
Florida	86	206	—	2
Kentucky	81	211	—	1
All other states	116	304	—	3
Total	$954	2,521	1	20

Net charge-offs on home equity loans with a LTV greater than 80% at origination were immaterial for both the three and six months ended June 30, 2024 and 2023.

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $12.4 billion of automobile loans and $3.0 billion of indirect recreational vehicle, marine, motorcycle and powersport loans as of June 30, 2024. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 40: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2024		December 31, 2023
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$181	1%	$189	1%
FICO 660-719	3,034	20	3,075	21
FICO ≥ 720	12,227	79	11,701	78
Total	$15,442	100%	$14,965	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 41: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	June 30, 2024		December 31, 2023
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$11,262	79.8%	$10,976	79.6%
LTV > 100%	4,180	110.1	3,989	110.2
Total	$15,442	87.9%	$14,965	87.7%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with a LTV greater than 100% at origination:

TABLE 42: Indirect Secured Consumer Portfolio Loans Outstanding with a LTV Greater than 100% at Origination
As of ($ in millions)	Outstanding	Nonaccrual
June 30, 2024	$4,180	17
December 31, 2023	3,989	18

Net charge-offs on indirect secured consumer loans with a LTV greater than 100% at origination were $9 million for both the three months ended June 30, 2024 and 2023, and were $20 million and $17 million for the six months ended June 30, 2024 and 2023, respectively.

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, 72% and 71%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Given the variable nature of the credit card portfolio, interest rate increases impact this product and it is regularly monitored to ensure the portfolio remains within the Bancorp’s risk tolerance.

The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination as of:

TABLE 43: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2024		December 31, 2023
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$74	4%	$75	4%
FICO 660-719	473	27	503	27
FICO ≥ 720	1,186	69	1,287	69
Total	$1,733	100%	$1,865	100%

Solar energy installation loans portfolio
The Bancorp originates point-of-sale solar energy installation loans through a network of approved installers. The Bancorp considers several factors when monitoring its solar energy installation loan portfolio, including concentrations by installer, concentrations by state and FICO

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
distributions at origination. At both June 30, 2024 and December 31, 2023, loans originated through the Bancorp’s three largest approved installers represented approximately 23% of total balances outstanding in the solar energy installation loan portfolio.

The following table provides an analysis of solar energy installation portfolio loans outstanding by state as of:

TABLE 44: Solar Energy Installation Loans Outstanding by State
	June 30, 2024		December 31, 2023
($ in millions)	Outstanding	Nonaccrual	Outstanding	Nonaccrual
By State:
Florida	$690	17	680	16
California	569	8	565	5
Texas	472	8	457	8
Arizona	344	4	326	4
Virginia	208	1	190	1
Nevada	148	—	130	—
Colorado	147	1	137	1
Oregon	133	—	109	—
New York	107	—	90	—
Connecticut	95	3	87	3
All other states	1,038	24	957	22
Total	$3,951	66	3,728	60

The following table provides an analysis of solar energy installation portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 45: Solar Energy Installation Loans Outstanding by FICO Score at Origination
	June 30, 2024		December 31, 2023
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$5	—%	$6	—%
FICO 660-719	594	15	557	15
FICO ≥ 720	3,352	85	3,165	85
Total	$3,951	100%	$3,728	100%

Net charge-offs on solar energy installation loans were $12 million and $6 million for the three months ended June 30, 2024 and 2023, respectively, and $24 million and $8 million for the six months ended June 30, 2024 and 2023, respectively.

Other consumer loans portfolio
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

The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 46: Other Consumer Portfolio Loans Outstanding by Product Type
	June 30, 2024		December 31, 2023
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Other secured	$850	32%	$892	30%
Point-of-sale	711	27	809	27
Third-party point-of-sale	669	25	825	28
Unsecured	431	16	462	15
Total	$2,661	100%	$2,988	100%

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

Nonperforming assets were $647 million at June 30, 2024 compared to $689 million at December 31, 2023. At June 30, 2024, $4 million of nonaccrual loans were held for sale, compared to $1 million at December 31, 2023.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.55% and 0.59% at June 30, 2024 and December 31, 2023, respectively. Nonaccrual loans and leases secured by real estate were 38% of nonaccrual loans and leases as of June 30, 2024 compared to 32% as of December 31, 2023.

Portfolio commercial nonaccrual loans and leases were $274 million at June 30, 2024, a decrease of $52 million from December 31, 2023. Portfolio residential mortgage and consumer nonaccrual loans were $332 million at June 30, 2024, an increase of $9 million from December 31, 2023. Refer to Table 48 for a rollforward of portfolio nonaccrual loans and leases.

OREO and other repossessed property was $37 million and $39 million at June 30, 2024 and December 31, 2023, respectively. The Bancorp recognized $1 million in losses on the transfer, sale or write-down of OREO properties for both the three and six months ended June 30, 2024 and 2023.

For the three and six months ended June 30, 2024, approximately $18 million and $35 million, respectively, of interest income would have been recognized if the nonaccrual portfolio loans and leases had been current in accordance with their contractual terms, compared to $12 million and $22 million for the same periods in the prior year. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 47: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	June 30, 2024	December 31, 2023
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$234	304
Commercial mortgage loans	38	20
Commercial construction loans	1	1
Commercial leases	1	1
Residential mortgage loans	129	124
Home equity	61	57
Indirect secured consumer loans	36	36
Credit card	31	34
Solar energy installation loans	66	60
Other consumer loans	9	12
Total nonaccrual portfolio loans and leases(a)	$606	649
OREO and other repossessed property(c)	37	39
Total nonperforming portfolio loans and leases and OREO	$643	688
Nonaccrual loans held for sale	4	1
Total nonperforming assets	$647	689
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$3	8
Commercial mortgage loans	1	—
Commercial leases	4	—
Residential mortgage loans(b)	8	7
Credit card	17	21
Total portfolio loans and leases 90 days past due and still accruing	$33	36
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.55%	0.59
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.52	0.55
ACL as a percent of nonperforming portfolio loans and leases	400	383
ACL as a percent of nonperforming portfolio assets	377	362
(a)Includes $24 and $19 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of June 30, 2024 and December 31, 2023, respectively.
(b)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $126 as of June 30, 2024 and $141 as of December 31, 2023. The Bancorp recognized losses of an immaterial amount and $1 for the three months ended June 30, 2024 and 2023, respectively, and $1 for both the six months ended June 30, 2024 and 2023 due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)Includes $19 and $20 of branch-related real estate no longer intended to be used for banking purposes as of June 30, 2024 and December 31, 2023, respectively.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 48: Rollforward of Portfolio Nonaccrual Loans and Leases
For the six months ended June 30, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$326	124	199	649
Transfers to nonaccrual status	159	33	172	364
Transfers to accrual status	(1)	(14)	(34)	(49)
Transfers to held for sale	(3)	—	—	(3)
Loan paydowns/payoffs	(84)	(14)	(32)	(130)
Transfers to OREO	—	(2)	(7)	(9)
Charge-offs	(123)	—	(95)	(218)
Draws/other extensions of credit	—	2	—	2
Balance, end of period	$274	129	203	606

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 49: Rollforward of Portfolio Nonaccrual Loans and Leases
For the six months ended June 30, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$263	124	128	515
Transfers to nonaccrual status	306	43	178	527
Transfers to accrual status	(59)	(15)	(48)	(122)
Transfers to held for sale	(4)	—	—	(4)
Loan paydowns/payoffs	(99)	(13)	(32)	(144)
Transfers to OREO	—	(4)	(5)	(9)
Charge-offs	(68)	—	(74)	(142)
Draws/other extensions of credit	6	2	—	8
Balance, end of period	$345	137	147	629

Analysis of Net Loan Charge-offs
Net charge-offs were 49 bps and 29 bps of average portfolio loans and leases for the three months ended June 30, 2024 and 2023, respectively, and were 44 bps and 27 bps of average portfolio loans and leases for the six months ended June 30, 2024 and 2023, respectively. Table 50 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 45 bps and 32 bps during the three and six months ended June 30, 2024, respectively, compared to 16 bps during both the three and six months ended June 30, 2023 primarily due to increases in net charge-offs on commercial and industrial loans of $48 million and $53 million for the three and six months ended June 30, 2024, respectively.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans increased to 57 bps and 62 bps during the three and six months ended June 30, 2024, respectively, compared to 50 bps and 46 bps during the same periods in the prior year primarily due to increases in net charge-offs on solar energy installation loans of $5 million and $15 million for the three and six months ended June 30, 2024, respectively, and an increase in net charge-offs on indirect secured consumer loans of $13 million for the six months ended June 30, 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 50: Summary of Credit Loss Experience
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Losses charged-off:
Commercial and industrial loans	$(83)	(35)	(123)	(67)
Commercial mortgage loans	—	—	—	(1)
Commercial construction loans	—	—	—	(1)
Commercial leases	—	—	—	—
Residential mortgage loans	(1)	(1)	(1)	(2)
Home equity	(1)	(2)	(3)	(4)
Indirect secured consumer loans	(31)	(25)	(66)	(48)
Credit card	(22)	(21)	(46)	(40)
Solar energy installation loans	(14)	(7)	(28)	(9)
Other consumer loans(a)	(30)	(30)	(61)	(59)
Total losses charged-off	$(182)	(121)	(328)	(231)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$3	3	8	5
Commercial mortgage loans	—	—	—	1
Commercial construction loans	—	—	—	—
Commercial leases	—	—	—	—
Residential mortgage loans	1	1	2	2
Home equity	2	1	3	4
Indirect secured consumer loans	14	9	24	19
Credit card	5	5	10	9
Solar energy installation loans	2	—	4	—
Other consumer loans(a)	11	12	23	23
Total recoveries of losses previously charged-off	$38	31	74	63
Net losses charged-off:
Commercial and industrial loans	$(80)	(32)	(115)	(62)
Commercial mortgage loans	—	—	—	—
Commercial construction loans	—	—	—	(1)
Commercial leases	—	—	—	—
Residential mortgage loans	—	—	1	—
Home equity	1	(1)	—	—
Indirect secured consumer loans	(17)	(16)	(42)	(29)
Credit card	(17)	(16)	(36)	(31)
Solar energy installation loans	(12)	(7)	(24)	(9)
Other consumer loans	(19)	(18)	(38)	(36)
Total net losses charged-off	$(144)	(90)	(254)	(168)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.61%	0.22	0.44	0.22
Commercial mortgage loans	0.01	0.01	0.01	0.01
Commercial construction loans	—	(0.01)	—	0.04
Commercial leases	(0.01)	(0.03)	(0.02)	(0.04)
Total commercial loans and leases	0.45%	0.16	0.32	0.16
Residential mortgage loans	(0.01)	—	(0.01)	—
Home equity	(0.05)	0.06	(0.01)	0.01
Indirect secured consumer loans	0.46	0.38	0.55	0.36
Credit card	3.98	3.61	4.09	3.52
Solar energy installation loans	1.25	0.95	1.28	0.74
Other consumer loans	2.61	2.20	2.66	2.12
Total consumer loans	0.57%	0.50	0.62	0.46
Total net losses charged-off as a percent of average portfolio loans and leases	0.49%	0.29	0.44	0.27
(a)The Bancorp recorded $7 and $15 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and six months ended June 30, 2024 , respectively, compared to $8 and $17 for the three and six months ended June 30, 2023, respectively.

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

At both June 30, 2024 and December 31, 2023, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger near-term growth outlook while the less favorable outlook (Downside) depicted a moderate recession.

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

June 30, 2024 ACL
The ACL as of June 30, 2024 was impacted by several factors when compared to December 31, 2023, including a more favorable macroeconomic forecast and lower period-end loan and lease balances. As of June 30, 2024, the Bancorp’s macroeconomic scenarios included estimates of the expected impacts of the changes in economic conditions caused by expected interest rate cuts and geopolitical risks. At June 30, 2024, the Bancorp assigned an 80% probability weighting to the Baseline scenario and 10% to each of the Upside and Downside scenarios.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Baseline scenario assumed average annual real GDP growth of 2.4% for 2024 with the forecast decreasing to 1.8% in 2025 and then increasing to 1.9% in 2026. The Baseline scenario also assumed an average unemployment rate of 4.0% for 2024, increasing to an average of 4.1% in 2025 and slightly decreasing to an average of 4.0% in 2026. Lastly, the Baseline scenario assumed cuts to the target federal funds rate starting in the third quarter of 2024, with an average federal funds rate of 5.2% in 2024 that decreases to an average of 4.3% and 3.3% in 2025 and 2026, respectively. The Upside scenario assumed that, on an average annual basis, the change in real GDP is 2.8% in 2024, slightly increasing to an average of 3.3% in 2025 and decreasing to an average of 2.3% in 2026. The Upside scenario also assumed an average unemployment rate of 3.6%, 3.1% and 3.4% in 2024, 2025 and 2026, respectively. In the Upside scenario, the forecast for federal funds rate cuts was generally consistent with the Baseline scenario. The Downside scenario included significant worsening of economic conditions, causing the U.S. economy to fall into a recession in the third quarter of 2024. The Downside scenario assumed that average annual real GDP growth declines to (3.4%) in the third quarter of 2024, modestly recovering to an average of (1.3%) in 2025 and further recovering to an average of 1.8% in 2026. The Downside scenario assumed an average unemployment rate of 5.1% in 2024, increasing to an average of 7.8% in 2025 and decreasing to an average of 7.0% in 2026. In the Downside scenario, the forecast for the federal funds rate included steeper rate cuts than the Baseline scenario, with average target rates of 5.0% in 2024, followed by 2.5% and 1.0% in 2025 and 2026, respectively.

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

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 51: Changes in Allowance for Credit Losses
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
ALLL:
Balance, beginning of period	$2,318	2,215	2,322	2,194
Losses charged-off(a)	(182)	(121)	(328)	(231)
Recoveries of losses previously charged-off(a)	38	31	74	63
Provision for loan and lease losses	114	202	220	350
Impact of adoption of ASU 2022-02	—	—	—	(49)
Balance, end of period	$2,288	2,327	2,288	2,327
Reserve for unfunded commitments:
Balance, beginning of period	$154	232	166	216
Benefit from the reserve for unfunded commitments	(17)	(25)	(29)	(9)
Balance, end of period	$137	207	137	207
(a)For the three and six months ended June 30, 2024, the Bancorp recorded $7 and $15, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements, compared to $8 and $17 for the three and six months ended June 30, 2023, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 52: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	June 30, 2024	December 31, 2023
Attributed ALLL:
Commercial and industrial loans	$721	767
Commercial mortgage loans	311	284
Commercial construction loans	67	66
Commercial leases	14	13
Residential mortgage loans	136	145
Home equity	106	102
Indirect secured consumer loans	283	271
Credit card	193	227
Solar energy installation loans	323	292
Other consumer loans	134	155
Total ALLL	$2,288	2,322
Portfolio loans and leases:
Commercial and industrial loans	$51,840	53,270
Commercial mortgage loans	11,429	11,276
Commercial construction loans	5,806	5,621
Commercial leases	2,708	2,579
Residential mortgage loans(a)	17,040	17,026
Home equity	3,969	3,916
Indirect secured consumer loans	15,442	14,965
Credit card	1,733	1,865
Solar energy installation loans	3,951	3,728
Other consumer loans	2,661	2,988
Total portfolio loans and leases	$116,579	117,234
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.39%	1.44
Commercial mortgage loans	2.72	2.52
Commercial construction loans	1.15	1.17
Commercial leases	0.52	0.50
Residential mortgage loans	0.80	0.85
Home equity	2.67	2.60
Indirect secured consumer loans	1.83	1.81
Credit card	11.14	12.17
Solar energy installation loans	8.18	7.83
Other consumer loans	5.04	5.19
Total ALLL as a percent of portfolio loans and leases	1.96%	1.98
Total ACL as a percent of portfolio loans and leases	2.08	2.12
(a)Includes residential mortgage loans measured at fair value of $109 at June 30, 2024 and $116 at December 31, 2023.

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

As of June 30, 2024, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel and non-parallel ramped increases and decreases in interest rates. Policy limits are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over 12-month and 24-month horizons. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve, and employs policy limits and/or key risk indicators to monitor and manage exposures under these types of scenarios. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates.

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

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp’s interest-bearing deposit rates will change for a given change in short-term market rates. The Bancorp utilizes dynamic deposit beta models to adjust assumed repricing sensitivity depending on market rate levels. The dynamic beta models were developed utilizing the Bancorp’s performance during prior interest rate cycles. Since the beginning of the current tightening cycle, the Bancorp’s actual cumulative interest-bearing deposit beta through June 30, 2024 was approximately 50%-55%, as repricing has been similar to what was experienced in prior interest rate cycles. Using the dynamic beta models, the Bancorp’s NII sensitivity modeling assumes weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of 79% for both a 100 bps and 200 bps increase in rates. In the event of rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped parallel scenarios of 69% and 68% for a 100 bps and 200 bps decrease in rates, respectively. In falling rate scenarios, deposit rate floors are utilized to ensure modeled deposit rates will not become negative. NII simulation modeling assumes no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles. Future actual performance will be dependent on market conditions, the level of competition for deposits and the magnitude of continued interest rate increases. The Bancorp provides sensitivity analysis in Tables 54 and 55 for key assumptions related to its deposit modeling, including beta and demand deposit balance performance.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 53: Estimated NII Sensitivity Profile and ALCO Policy Limits
	June 30, 2024				June 30, 2023
	% Change in NII (FTE)		ALCO Policy Limit		% Change in NII (FTE)		ALCO Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(3.33)%	(4.62)	(5.00)	(6.00)	(3.89)	(5.73)	(4.00)	(6.00)
+100 Ramp over 12 months	(1.65)	(2.21)	N/A	N/A	(1.93)	(2.76)	N/A	N/A
-100 Ramp over 12 months	0.54	0.11	N/A	N/A	0.93	0.63	N/A	N/A
-200 Ramp over 12 months	0.89	(0.40)	(5.00)	(6.00)	1.54	0.48	(8.00)	(12.00)

Table 53 presents the change in estimated net interest income for 12 month and 13-24 month horizons for alternative interest rate scenarios relative to the net interest income projection for a static rate scenario for those same time horizons. As previously mentioned, these numbers do not represent a forecast, but are instead risk measures that are monitored to evaluate the consolidated interest rate risk position of the Bancorp. At June 30, 2024, the Bancorp’s NII sensitivity in the rising-rate scenarios is negative in years one and two as interest expense is expected to increase more than interest income due to deposit repricing and balance migration estimates given the high interest rate environment. The Bancorp’s NII simulation projects an increase in NII in year one and a decrease in NII in year two under the parallel 200 bps ramp decrease in interest rates. The NII increase in year one is driven by deposits repricing faster than earning assets. However, in year two, some deposits have reached their floors but assets continue to reprice down generating less NII. The changes in the estimated NII sensitivity profile compared to June 30, 2023 were primarily attributable to increased core deposit balances and fixed rate long-term debt funding along with investment portfolio mix, partially offset by higher market interest rates driving higher expected betas combined with a shift in deposit mix to higher-beta products.

Tables 54 and 55 provide the sensitivity of the Bancorp’s estimated NII profile at June 30, 2024 to changes to certain deposit balance and deposit repricing sensitivity (beta) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of June 30, 2024:

TABLE 54: Estimated NII Sensitivity Profile at June 30, 2024 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(4.41)%	(5.75)	(2.25)	(3.50)
+100 Ramp over 12 months	(2.64)	(3.18)	(0.66)	(1.24)
-100 Ramp over 12 months	(0.27)	(0.56)	1.35	0.78
-200 Ramp over 12 months	0.17	(0.91)	1.60	0.12
The following table includes the Bancorp’s estimated NII sensitivity profile with a 10% increase and a 10% decrease to the corresponding deposit beta assumptions as of June 30, 2024:

TABLE 55: Estimated NII Sensitivity Profile at June 30, 2024 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 10% Higher(a)		Betas 10% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(5.00)%	(7.69)	(1.66)	(1.55)
+100 Ramp over 12 months	(2.49)	(3.73)	(0.82)	(0.69)
-100 Ramp over 12 months	1.26	1.41	(0.18)	(1.18)
-200 Ramp over 12 months	2.31	2.13	(0.54)	(2.93)
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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 56: Estimated EVE Sensitivity Profile
	June 30, 2024		June 30, 2023
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(5.35)%	(12.00)	(5.94)	(12.00)
+100 Shock	(2.25)	N/A	(2.70)	N/A
-100 Shock	1.52	N/A	2.04	N/A
-200 Shock	1.50	(12.00)	1.41	(12.00)

The EVE sensitivity is negative in a +200 bps rising-rate scenario and positive in a -200 bps falling-rate scenario at June 30, 2024. The changes in the estimated EVE sensitivity profile from June 30, 2023 were primarily related to higher modeled dynamic betas in both rising and falling rate scenarios, which was largely offset by the shortening of the investment portfolio duration and the reduction of receive-fixed interest rate swaps.

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

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 57: Summary of Qualifying Hedging Instruments
			Weighted-Average
As of June 30, 2024 ($ in millions)	Notional Amount	Fair Value	Remaining Term (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(13)	4.8	3.02%	SOFR
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	5,000	(1)	7.4	3.12	SOFR
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	—	7.6	3.50	SOFR
Interest rate swaps related to long-term debt – fair value – receive-fixed	5,955	(41)	4.4	5.18	SOFR
Total interest rate swaps	$22,955	(55)
Interest rate floors related to C&I loans – cash flow – receive-fixed	$3,000	—	0.5	2.25	SOFR
(a)Forward starting swaps will become effective on various dates between August 2024 and February 2025.

TABLE 58: Summary of Qualifying Hedging Instruments
			Weighted-Average
As of December 31, 2023 ($ in millions)	Notional Amount	Fair Value	Remaining Term (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(9)	4.4	3.02%	SOFR
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	6,000	5	7.8	3.11	SOFR
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	—	8.1	3.50	SOFR
Interest rate swaps related to long-term debt – fair value – receive-fixed	5,955	(32)	4.9	5.18	SOFR
Total interest rate swaps	$23,955	(36)
Interest rate floors related to C&I loans – cash flow – receive-fixed	$3,000	1	1.0	2.25	SOFR
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

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.7 billion at both June 30, 2024 and December 31, 2023. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for more information on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2024 and December 31, 2023 was $821 million and $1.0 billion, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and potential future exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

Of the $50.2 billion in fair value of securities in the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities portfolios at June 30, 2024, $6.3 billion in principal and interest is expected to be received in the next 12 months and an additional $8.6 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to pledge, sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans, solar energy installation loans and other consumer loans are also capable of being securitized or sold. For the three and six months ended June 30, 2024, the Bancorp sold or securitized loans and leases totaling $867 million and $1.7 billion, respectively, compared to $1.3 billion and $2.6 billion during the three and six months ended June 30, 2023, respectively. For further information, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 85% of its average total assets for both the three and six months ended June 30, 2024 compared to 84% and 85% for the three and six months ended June 30, 2023, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2023, the Board of Directors authorized $10.0 billion of debt or other securities for issuance, of which $7.75 billion of debt or other securities were available for issuance as of June 30, 2024. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. The Bancorp issued and sold fixed-rate/floating-rate senior notes of $1.0 billion in January of 2024 as further discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of June 30, 2024, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $20.9 billion was available for issuance. Additionally, at June 30, 2024, the Bank had approximately $66.5 billion of borrowing capacity available through secured borrowing sources, including the FRB and the FHLB.

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

As of June 30, 2024, the Bancorp (parent company) had sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 34 months.

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

TABLE 59: Agency Ratings
As of August 6, 2024	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Negative	Stable	Stable	Stable

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

The Bancorp is subject to the stress capital buffer requirement and must maintain capital ratios above its buffered minimum (regulatory minimum plus stress capital buffer) in order to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. As of June 30, 2024, the Bancorp’s stress capital buffer requirement was 2.5%. The Bancorp’s stress capital buffer requirement is expected to increase to 3.2% effective October 1, 2024. The Bancorp’s capital ratios have exceeded the stress capital buffer requirement for all periods presented.

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The Bancorp’s modified CECL transition amount began phasing out on January 1, 2022, and will be fully phased-out by January 1, 2025. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at June 30, 2024 was an increase in capital of approximately $124 million. On a fully phased-in basis, the Bancorp’s CET1 capital ratio would be reduced by 7 bps as of June 30, 2024.

On July 27, 2023, the U.S. banking agencies released a notice of proposed rulemaking to revise the Basel III Capital Rules, which would modify its existing risk-based capital framework for large banks and introduce a new framework that implements international capital standards. The proposed rulemaking would adjust capital requirements applicable to banking organizations with total assets of $100 billion or more, including Fifth Third, and would align the calculation of regulatory capital and the calculation of risk-weighted assets across large banking organizations. As proposed, the rules would be effective for the Bancorp on July 1, 2025 and phased in over a three-year transition period. The Bancorp is in the process of evaluating this proposed rulemaking and assessing its potential impact.

On August 29, 2023, the U.S. banking agencies issued a notice of proposed rulemaking to require that certain banking organizations with $100 billion or more in consolidated assets, including Fifth Third, comply with certain long-term debt requirements at the holding company and insured depository institution levels. These proposed requirements are intended to increase loss absorbing capacity at insured depository institutions in order to reduce the cost of recapitalization in the event of the closure of a banking organization. As proposed, the rules would be phased in over a three-year period after their effective date. The Bancorp is in the process of evaluating this proposed rulemaking and assessing its potential impact, which is dependent on the finalization of the aforementioned proposed capital rule.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the Bancorp’s capital ratios as of:

TABLE 61: Capital Ratios
($ in millions)	June 30, 2024	December 31, 2023
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	8.80%	8.04
Tangible equity as a percent of tangible assets(a)(b)	8.91	8.65
Tangible common equity as a percent of tangible assets(a)(b)	7.92	7.67
Regulatory capital:(c)
CET1 capital	$17,160	16,800
Tier 1 capital	19,276	18,916
Total regulatory capital	22,551	22,400
Risk-weighted assets	161,636	163,223
Regulatory capital ratios:(c)
CET1 capital	10.62%	10.29
Tier 1 risk-based capital	11.93	11.59
Total risk-based capital	13.95	13.72
Leverage	9.07	8.73
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.
(c)Regulatory capital ratios as of both June 30, 2024 and December 31, 2023 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

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

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.35 and $0.33 for the three months ended June 30, 2024 and 2023, respectively, and $0.70 and $0.66 for the six months ended June 30, 2024 and 2023, respectively. Pursuant to the Bancorp’s Board-approved capital plan, during the second quarter of 2024, the Bancorp entered into and settled an accelerated share repurchase transaction in the amount of $125 million. Refer to Note 16 and Note 24 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the monthly share repurchase activity for the three months ended June 30, 2024:

TABLE 62: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
April 1 - April 30, 2024	118,667	$36.11	—	32,115,811
May 1 - May 31, 2024	108,150	38.58	—	32,115,811
June 1 - June 30, 2024	3,523,528	35.68	3,508,388	28,607,423
Total	3,750,345	$35.77	3,508,388	28,607,423
(a)    Includes 241,957 shares repurchased during the second quarter of 2024 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	June 30,	December 31,
($ in millions, except share data)	2024	2023
Assets
Cash and due from banks	$2,837	3,142
Other short-term investments(a)	21,085	22,082
Available-for-sale debt and other securities (amortized cost of $43,596 and $55,789)	38,986	50,419
Held-to-maturity securities (fair value of $11,187 and $2)	11,443	2
Trading debt securities	1,132	899
Equity securities	476	613
Loans and leases held for sale (includes $512 and $334 of residential mortgage loans measured at fair value)	537	378
Portfolio loans and leases(a) (includes $109 and $116 of residential mortgage loans measured at fair value)	116,579	117,234
Allowance for loan and lease losses(a)	(2,288)	(2,322)
Portfolio loans and leases, net	114,291	114,912
Bank premises and equipment (includes $16 and $19 held for sale)	2,389	2,349
Operating lease equipment	392	459
Goodwill	4,918	4,919
Intangible assets	107	125
Servicing rights	1,731	1,737
Other assets(a)	12,938	12,538
Total Assets	$213,262	214,574
Liabilities
Deposits:
Noninterest-bearing deposits	$40,617	43,146
Interest-bearing deposits	126,151	125,766
Total deposits	166,768	168,912
Federal funds purchased	194	193
Other short-term borrowings	3,370	2,861
Accrued taxes, interest and expenses	2,040	2,195
Other liabilities(a)	5,371	4,861
Long-term debt(a)	16,293	16,380
Total Liabilities	$194,036	195,402
Equity
Common stock(b)	$2,051	2,051
Preferred stock(c)	2,116	2,116
Capital surplus	3,764	3,757
Retained earnings	23,542	22,997
Accumulated other comprehensive loss	(4,901)	(4,487)
Treasury stock(b)	(7,346)	(7,262)
Total Equity	$19,226	19,172
Total Liabilities and Equity	$213,262	214,574
(a)Includes $52 and $55 of other short-term investments, $1,272 and $1,573 of portfolio loans and leases, $(23) and $(28) of ALLL, $7 and $10 of other assets, $13 and $14 of other liabilities and $1,136 and $1,409 of long-term debt from consolidated VIEs that are included in their respective captions above at June 30, 2024 and December 31, 2023, respectively. For further information, refer to Note 11.
(b)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2024 – 680,789,253 (excludes 243,103,328 treasury shares), December 31, 2023 – 681,124,810 (excludes 242,767,771 treasury shares).
(c)500,000 shares of no par value preferred stock were authorized at both June 30, 2024 and December 31, 2023. There were 422,000 unissued shares of undesignated no par value preferred stock at both June 30, 2024 and December 31, 2023. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both June 30, 2024 and December 31, 2023. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both June 30, 2024 and December 31, 2023. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except share data)	2024	2023	2024	2023
Interest Income
Interest and fees on loans and leases	$1,871	1,831	3,731	3,545
Interest on securities	458	437	913	876
Interest on other short-term investments	291	102	584	162
Total interest income	2,620	2,370	5,228	4,583
Interest Expense
Interest on deposits	958	655	1,912	1,133
Interest on federal funds purchased	3	5	6	10
Interest on other short-term borrowings	48	90	95	147
Interest on long-term debt	224	163	444	319
Total interest expense	1,233	913	2,457	1,609
Net Interest Income	1,387	1,457	2,771	2,974
Provision for credit losses	97	177	191	341
Net Interest Income After Provision for Credit Losses	1,290	1,280	2,580	2,633
Noninterest Income
Wealth and asset management revenue	159	143	320	289
Service charges on deposits	156	144	306	281
Commercial banking revenue	144	146	288	307
Card and processing revenue	108	106	210	206
Mortgage banking net revenue	50	59	104	127
Leasing business revenue	38	47	77	104
Other noninterest income	37	74	88	97
Securities gains, net	3	7	13	11
Total noninterest income	695	726	1,406	1,422
Noninterest Expense
Compensation and benefits	656	650	1,409	1,407
Technology and communications	114	114	231	232
Net occupancy expense	83	83	170	164
Equipment expense	38	36	76	73
Marketing expense	34	31	66	60
Leasing business expense	22	31	48	65
Card and processing expense	21	20	41	42
Other noninterest expense	253	266	521	519
Total noninterest expense	1,221	1,231	2,562	2,562
Income Before Income Taxes	764	775	1,424	1,493
Applicable income tax expense	163	174	302	334
Net Income	601	601	1,122	1,159
Dividends on preferred stock	40	39	81	62
Net Income Available to Common Shareholders	$561	562	1,041	1,097
Earnings per share - basic	$0.82	0.82	1.52	1.60
Earnings per share - diluted	$0.81	0.82	1.51	1.59
Average common shares outstanding - basic	686,781,201	684,028,603	686,265,437	684,023,063
Average common shares outstanding - diluted	691,082,792	686,385,938	690,858,162	687,967,395

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Net Income	$601	601	1,122	1,159
Other Comprehensive Income (Loss), Net of Tax:
Net unrealized losses on available-for-sale debt securities:
Unrealized holding losses arising during period	(1)	(633)	(182)	(33)
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	—	—	785	—
Reclassification adjustment for net losses included in net income	3	—	5	—
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	—	—	(785)	—
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	25	—	50	—
Net unrealized losses on cash flow hedge derivatives:
Unrealized holding losses arising during period	(109)	(352)	(425)	(137)
Reclassification adjustment for net losses included in net income	69	63	138	113
Defined benefit pension plans, net:
Reclassification of amounts to net periodic benefit costs	—	1	—	1
Other comprehensive loss, net of tax	(13)	(921)	(414)	(56)
Comprehensive Income (Loss)	$588	(320)	708	1,103

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at March 31, 2023	$2,051	2,116	3,682	22,032	(4,245)	(7,272)	18,364
Net income				601			601
Other comprehensive loss, net of tax					(921)		(921)
Cash dividends declared:
Common stock ($0.33 per share)				(228)			(228)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($414.06 per share)				(8)			(8)
Series J ($523.71 per share)				(6)			(6)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			26			6	32
Balance at June 30, 2023	$2,051	2,116	3,708	22,366	(5,166)	(7,266)	17,809

Balance at March 31, 2024	$2,051	2,116	3,742	23,224	(4,888)	(7,227)	19,018
Net income				601			601
Other comprehensive loss, net of tax					(13)		(13)
Cash dividends declared:
Common stock ($0.35 per share)				(243)			(243)
Preferred stock:
Series H ($543.27 per share)				(13)			(13)
Series I ($586.04 per share)				(11)			(11)
Series J ($549.41 per share)				(6)			(6)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Shares acquired for treasury						(125)	(125)
Impact of stock transactions under stock compensation plans, net			22			6	28
Balance at June 30, 2024	$2,051	2,116	3,764	23,542	(4,901)	(7,346)	19,226

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2022	$2,051	2,116	3,684	21,689	(5,110)	(7,103)	17,327
Impact of cumulative effect of change in accounting principle				37			37
Balance at January 1, 2023	$2,051	2,116	3,684	21,726	(5,110)	(7,103)	17,364
Net income				1,159			1,159
Other comprehensive loss, net of tax					(56)		(56)
Cash dividends declared:
Common stock ($0.66 per share)				(457)			(457)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($828.12 per share)				(15)			(15)
Series J ($1,016.46 per share)				(12)			(12)
Series K ($618.75 per share)				(6)			(6)
Series L ($562.50 per share)				(8)			(8)
Class B, Series A ($30.00 per share)				(6)			(6)
Shares acquired for treasury						(201)	(201)
Impact of stock transactions under stock compensation plans, net			24			38	62
Balance at June 30, 2023	$2,051	2,116	3,708	22,366	(5,166)	(7,266)	17,809

Balance at December 31, 2023	$2,051	2,116	3,757	22,997	(4,487)	(7,262)	19,172
Impact of cumulative effect of change in accounting principle(a)				(10)			(10)
Balance at January 1, 2024	$2,051	2,116	3,757	22,987	(4,487)	(7,262)	19,162
Net income				1,122			1,122
Other comprehensive loss, net of tax					(414)		(414)
Cash dividends declared:
Common stock ($0.70 per share)				(486)			(486)
Preferred stock:
Series H ($1,088.36 per share)				(27)			(27)
Series I ($1,173.90 per share)				(21)			(21)
Series J ($1,100.42 per share)				(13)			(13)
Series K ($618.75 per share)				(6)			(6)
Series L ($562.50 per share)				(8)			(8)
Class B, Series A ($30.00 per share)				(6)			(6)
Shares acquired for treasury						(125)	(125)
Impact of stock transactions under stock compensation plans, net			7			41	48
Balance at June 30, 2024	$2,051	2,116	3,764	23,542	(4,901)	(7,346)	19,226
(a)Related to the adoption of ASU 2023-02 as of January 1, 2024. Refer to Note 3 for additional information.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the six months ended June 30,
($ in millions)	2024	2023
Operating Activities
Net income	$1,122	1,159
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	191	341
Depreciation, amortization and accretion	248	232
Stock-based compensation expense	100	111
Benefit from deferred income taxes	(2)	(127)
Securities gains, net	(15)	(11)
MSR fair value adjustment	22	40
Net gains on sales of loans and fair value adjustments on loans held for sale	(10)	(18)
Net gains on disposition and impairment of bank premises and equipment and operating lease equipment	(2)	(1)
Proceeds from sales of loans held for sale	1,547	2,557
Loans originated or purchased for sale, net of repayments	(1,749)	(2,289)
Dividends representing return on equity method investments	20	26
Net change in:
Equity and trading debt securities	(104)	(121)
Other assets	(243)	82
Accrued taxes, interest and expenses and other liabilities	(60)	(180)
Net Cash Provided by Operating Activities	1,065	1,801
Investing Activities
Proceeds from sales:
AFS securities and other investments	289	2,469
Loans and leases	186	41
Bank premises and equipment	16	3
MSRs	5	—
Proceeds from repayments / maturities of AFS and HTM securities and other investments	2,609	2,084
Purchases:
AFS securities, equity method investments and other investments	(3,197)	(3,167)
Bank premises and equipment	(156)	(248)
MSRs	—	(23)
Proceeds from settlement of BOLI	19	9
Proceeds from sales and dividends representing return of equity method investments	5	60
Net cash received for divestitures	6	—
Net change in:
Other short-term investments	997	(2,592)
Portfolio loans and leases	247	(630)
Operating lease equipment	25	32
Net Cash Provided by (Used in) Investing Activities	1,051	(1,962)
Financing Activities
Net change in deposits	(2,144)	438
Net change in other short-term borrowings and federal funds purchased	503	1,058
Dividends paid on common and preferred stock	(567)	(559)
Proceeds from long-term debt issuances/advances	2,506	35
Repayment of long-term debt	(2,542)	(1,433)
Repurchases of treasury stock and related forward contract	(125)	(200)
Other	(52)	(50)
Net Cash Used in Financing Activities	(2,421)	(711)
Decrease in Cash and Due from Banks	(305)	(872)
Cash and Due from Banks at Beginning of Period	3,142	3,466
Cash and Due from Banks at End of Period	$2,837	2,594
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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income and changes in equity for the three and six months ended June 30, 2024 and 2023 and the cash flows for the six months ended June 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2023 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the six months ended June 30:

($ in millions)	2024	2023
Cash Payments:
Interest	$2,492	1,474
Income taxes	79	337

Transfers:
Portfolio loans and leases to loans and leases held for sale	$135	67
Loans and leases held for sale to portfolio loans and leases	2	5
Portfolio loans and leases to OREO	9	5
Bank premises and equipment to OREO	6	14
Available-for-sale debt securities to held-to-maturity securities(a)	11,593	—

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$41	32
Net additions (reductions) to lease liabilities under finance leases	45	(1)
(a)Represents the fair value of the securities on the date of transfer. Refer to Note 4 for additional information.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standards Adopted in 2024
The Bancorp adopted the following new accounting standards during the six months ended June 30, 2024:

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

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, which amends the disclosure requirements for reportable segments. The amendments include new requirements to disclose certain significant segment expenses and other items, the title and position of the chief operating decision maker and information about how the reported measures of segment profit or loss are used in assessing segment performance. The amendments also make certain annual disclosure requirements applicable to interim periods and permit the reporting of multiple measures of segment profit or loss if appropriate. The amended guidance is effective for the Bancorp for the year ending December 31, 2024 and subsequent interim reporting periods beginning in 2025, with early adoption permitted. Consistent with this implementation guidance, the Bancorp will provide the amended disclosures within its Annual Report on Form 10-K for the year ended December 31, 2024 and the amendments will be applied retrospectively to all prior periods presented.

Significant Accounting Standard Issued but Not Yet Adopted
The following significant accounting standard was issued but not yet adopted by the Bancorp as of June 30, 2024:

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
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

June 30, 2024 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$3,504	2	—	3,506
Obligations of states and political subdivisions securities	2	—	—	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,556	—	(799)	4,757
Agency commercial mortgage-backed securities	24,315	—	(3,160)	21,155
Non-agency commercial mortgage-backed securities	4,816	—	(413)	4,403
Asset-backed securities and other debt securities	4,609	5	(245)	4,369
Other securities(a)	794	—	—	794
Total available-for-sale debt and other securities	$43,596	7	(4,617)	38,986
Held-to-maturity securities:(b)
U.S. Treasury and federal agencies securities	$2,338	—	(39)	2,299
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,092	—	(160)	4,932
Agency commercial mortgage-backed securities	4,011	4	(61)	3,954
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$11,443	4	(260)	11,187
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $293, $499 and $2, respectively, at June 30, 2024, that are carried at cost.
(b)The amortized cost basis of held-to-maturity securities includes a discount of $930 at June 30, 2024 pertaining to the unamortized portion of unrealized losses on securities.

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

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	June 30, 2024	December 31, 2023
Trading debt securities	$1,132	899
Equity securities	476	613

The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $158 million and $146 million at June 30, 2024 and December 31, 2023, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

In January 2024, the Bancorp transferred $12.6 billion (amortized cost basis) of securities from available-for-sale to held-to-maturity to reflect the Bancorp’s change in intent to hold these securities to maturity in order to reduce potential capital volatility associated with investment security market price fluctuations. AOCI included pretax unrealized losses of $994 million on these securities at the date of transfer. The unrealized losses that existed on the date of transfer will continue to be reported as a component of AOCI and will be amortized

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
into income over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the discount resulting from the transfer recorded at fair value. The amortized cost basis of held-to-maturity securities included a discount of $930 million at June 30, 2024 pertaining to the unamortized portion of unrealized losses on securities, which are offset in AOCI.

The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management.

The following table presents the components of net securities gains and losses recognized in the Condensed Consolidated Statements of Income, including those recognized related to the Bancorp’s non-qualifying hedging strategy for MSRs:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Available-for-sale debt and other securities:
Realized gains	$1	4	3	34
Realized losses	—	—	—	(30)
Impairment losses	(5)	(4)	(10)	(4)
Net losses on available-for-sale debt and other securities	$(4)	—	(7)	—
Trading debt securities:
Net realized losses	—	—	—	—
Net unrealized gains	—	2	—	2
Net trading debt securities gains	$—	2	—	2
Equity securities:
Net realized gains	11	1	11	2
Net unrealized gains (losses)	(4)	4	9	7
Net equity securities gains	$7	5	20	9
Total gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$3	7	13	11
(a)Excludes an immaterial amount and $2 of net securities gains for the three and six months ended June 30, 2024, respectively, and $1 of net securities losses and an immaterial amount of net securities gains for the three and six months ended June 30, 2023, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These gains and losses are included in commercial banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

The Bancorp recognized impairment losses on available-for-sale debt and other securities of $5 million and $10 million during the three and six months ended June 30, 2024, respectively. The Bancorp recognized impairment losses on its available-for-sale debt and other securities of $4 million for both the three and six months ended June 30, 2023. These losses were included in securities gains, net, in the Condensed Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

At both June 30, 2024 and December 31, 2023, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during both the three and six months ended June 30, 2024 and 2023.

At June 30, 2024 and December 31, 2023, investment securities with a fair value of $31.3 billion and $25.2 billion, respectively, were pledged to secure borrowing capacity, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of June 30, 2024 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$904	875	38	38
Due after 1 year through 5 years	18,452	17,404	2,930	2,882
Due after 5 years through 10 years	15,740	13,343	7,995	7,787
Due after 10 years	7,706	6,570	480	480
Other securities	794	794	—	—
Total	$43,596	38,986	11,443	11,187
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

The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
U.S. Treasury and federal agencies securities	$730	—	—	—	730	—
Agency residential mortgage-backed securities	—	—	4,756	(799)	4,756	(799)
Agency commercial mortgage-backed securities	3,709	(448)	17,320	(2,712)	21,029	(3,160)
Non-agency commercial mortgage-backed securities	35	(1)	4,368	(412)	4,403	(413)
Asset-backed securities and other debt securities	101	(1)	3,822	(244)	3,923	(245)
Total	$4,575	(450)	30,266	(4,167)	34,841	(4,617)
December 31, 2023
U.S. Treasury and federal agencies securities	$1,989	(3)	2,157	(139)	4,146	(142)
Agency residential mortgage-backed securities	81	(2)	10,200	(1,280)	10,281	(1,282)
Agency commercial mortgage-backed securities	5,439	(556)	19,957	(2,674)	25,396	(3,230)
Non-agency commercial mortgage-backed securities	141	(2)	4,284	(425)	4,425	(427)
Asset-backed securities and other debt securities	340	(17)	4,184	(281)	4,524	(298)
Total	$7,990	(580)	40,782	(4,799)	48,772	(5,379)

At June 30, 2024 and December 31, 2023, $37 million and $45 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	June 30, 2024	December 31, 2023
Loans and leases held for sale:
Commercial and industrial loans	$22	41
Commercial leases	3	3
Residential mortgage loans	512	334
Total loans and leases held for sale	$537	378
Portfolio loans and leases:
Commercial and industrial loans	$51,840	53,270
Commercial mortgage loans	11,429	11,276
Commercial construction loans	5,806	5,621
Commercial leases	2,708	2,579
Total commercial loans and leases	$71,783	72,746
Residential mortgage loans	$17,040	17,026
Home equity	3,969	3,916
Indirect secured consumer loans	15,442	14,965
Credit card	1,733	1,865
Solar energy installation loans	3,951	3,728
Other consumer loans	2,661	2,988
Total consumer loans	$44,796	44,488
Total portfolio loans and leases	$116,579	117,234

Portfolio loans and leases are recorded net of unearned income, which totaled $289 million and $272 million as of June 30, 2024 and December 31, 2023, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $605 million and $593 million at June 30, 2024 and December 31, 2023, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and valuation adjustments associated with loans measured at fair value. These items totaled a net discount of $360 million as of June 30, 2024 and $395 million as of December 31, 2023, of which $881 million and $865 million of net discount was related to solar energy installation loans, respectively.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $14.6 billion and $14.5 billion as of June 30, 2024 and December 31, 2023, respectively, pledged to the FHLB, and loans of $52.9 billion and $49.3 billion at June 30, 2024 and December 31, 2023, respectively, pledged to the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing(a)
($ in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Commercial and industrial loans	$51,862	53,311	3	8
Commercial mortgage loans	11,429	11,276	1	—
Commercial construction loans	5,806	5,621	—	—
Commercial leases	2,711	2,582	4	—
Residential mortgage loans	17,552	17,360	8	7
Home equity	3,969	3,916	—	—
Indirect secured consumer loans	15,442	14,965	—	—
Credit card	1,733	1,865	17	21
Solar energy installation loans	3,951	3,728	—	—
Other consumer loans	2,661	2,988	—	—
Total loans and leases	$117,116	117,612	33	36
Less: Loans and leases held for sale	537	378
Total portfolio loans and leases	$116,579	117,234
(a)Excludes government guaranteed residential mortgage loans.

The following table presents a summary of net charge-offs:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Commercial and industrial loans	$80	32	115	62
Commercial construction loans	—	—	—	1
Residential mortgage loans	—	—	(1)	—
Home equity	(1)	1	—	—
Indirect secured consumer loans	17	16	42	29
Credit card	17	16	36	31
Solar energy installation loans	12	7	24	9
Other consumer loans	19	18	38	36
Total net charge-offs	$144	90	254	168

The following table presents the components of the net investment in portfolio leases as of:

($ in millions)(a)	June 30, 2024	December 31, 2023
Net investment in direct financing leases:
Lease payment receivable (present value)	$602	556
Unguaranteed residual assets (present value)	120	105
Net investment in sales-type leases:
Lease payment receivable (present value)	1,658	1,585
Unguaranteed residual assets (present value)	82	84
(a)Excludes $246 and 249 of leveraged leases at June 30, 2024 and December 31, 2023, respectively.

Interest income recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 was $9 million and $19 million, respectively, for direct financing leases and $19 million and $37 million, respectively, for sales-type leases. For the three and six months ended June 30, 2023, interest income recognized was $7 million and $13 million, respectively, for direct financing leases and $16 million and $31 million, respectively, for sales-type leases.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents undiscounted cash flows for both direct financing and sales-type portfolio leases for the remainder of 2024 through 2029 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of June 30, 2024 ($ in millions)	Direct Financing Leases	Sales-Type Leases
Remainder of 2024	$93	259
2025	177	532
2026	147	366
2027	111	294
2028	59	194
2029	35	78
Thereafter	41	70
Total undiscounted cash flows	$663	1,793
Less: Difference between undiscounted cash flows and discounted cash flows	61	135
Present value of lease payments (recognized as lease receivables)	$602	1,658

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $14 million and $13 million at June 30, 2024 and December 31, 2023, respectively, to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the lease residual value. Refer to Note 6 for additional information on credit quality and the ALLL.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended June 30, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,141	140	1,037	2,318
Losses charged off(a)	(83)	(1)	(98)	(182)
Recoveries of losses previously charged off(a)	3	1	34	38
Provision for (benefit from) loan and lease losses	52	(4)	66	114
Balance, end of period	$1,113	136	1,039	2,288
(a)The Bancorp recorded $7 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

For the six months ended June 30, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,130	145	1,047	2,322
Losses charged off(a)	(123)	(1)	(204)	(328)
Recoveries of losses previously charged off(a)	8	2	64	74
Provision for (benefit from) loan and lease losses	98	(10)	132	220
Balance, end of period	$1,113	136	1,039	2,288
(a)The Bancorp recorded $15 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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
(a)The Bancorp recorded $17 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of June 30, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$88	—	5	93
Collectively evaluated	1,025	136	1,034	2,195
Total ALLL	$1,113	136	1,039	2,288
Portfolio loans and leases:(b)
Individually evaluated	$215	129	72	416
Collectively evaluated	71,568	16,802	27,684	116,054
Total portfolio loans and leases	$71,783	16,931	27,756	116,470
(a)Includes $2 related to commercial leveraged leases at June 30, 2024.
(b)Excludes $109 of residential mortgage loans measured at fair value and includes $246 of commercial leveraged leases, net of unearned income, at June 30, 2024.

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

The following tables present the amortized cost basis of the Bancorp’s commercial portfolio segment, by class and vintage, disaggregated by credit risk rating:

As of June 30, 2024 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial loans:
Pass	$1,357	1,763	2,761	1,552	532	479	39,476	47,920
Special mention	32	62	117	20	3	77	1,334	1,645
Substandard	35	65	110	80	39	99	1,827	2,255
Doubtful	—	—	—	—	—	—	20	20
Total commercial and industrial loans	$1,424	1,890	2,988	1,652	574	655	42,657	51,840
Commercial mortgage owner-occupied loans:
Pass	$324	873	963	659	355	390	1,461	5,025
Special mention	32	26	5	17	—	19	6	105
Substandard	48	19	27	38	8	47	99	286
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$404	918	995	714	363	456	1,566	5,416
Commercial mortgage nonowner-occupied loans:
Pass	$300	855	743	226	308	493	2,581	5,506
Special mention	9	3	154	—	1	1	63	231
Substandard	19	53	4	—	—	2	198	276
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$328	911	901	226	309	496	2,842	6,013
Commercial construction loans:
Pass	$21	134	101	38	41	32	4,678	5,045
Special mention	—	—	—	—	—	—	447	447
Substandard	5	52	—	—	—	2	255	314
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$26	186	101	38	41	34	5,380	5,806
Commercial leases:
Pass	$731	391	340	388	165	607	—	2,622
Special mention	2	—	2	3	2	9	—	18
Substandard	—	19	13	1	4	31	—	68
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$733	410	355	392	171	647	—	2,708
Total commercial loans and leases:
Pass	$2,733	4,016	4,908	2,863	1,401	2,001	48,196	66,118
Special mention	75	91	278	40	6	106	1,850	2,446
Substandard	107	208	154	119	51	181	2,379	3,199
Doubtful	—	—	—	—	—	—	20	20
Total commercial loans and leases	$2,915	4,315	5,340	3,022	1,458	2,288	52,445	71,783

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
Commercial and industrial loans:
Pass	$2,124	3,434	1,814	580	263	321	40,889	49,425
Special mention	16	100	60	33	6	105	1,756	2,076
Substandard	105	103	28	18	39	73	1,397	1,763
Doubtful	—	—	—	—	—	—	6	6
Total commercial and industrial loans	$2,245	3,637	1,902	631	308	499	44,048	53,270
Commercial mortgage owner-occupied loans:
Pass	$870	1,078	746	408	219	260	1,279	4,860
Special mention	30	23	18	—	6	—	20	97
Substandard	31	22	11	10	45	10	114	243
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$931	1,123	775	418	270	270	1,413	5,200
Commercial mortgage nonowner-occupied loans:
Pass	$886	825	261	348	293	243	2,724	5,580
Special mention	111	166	—	2	—	2	81	362
Substandard	81	1	8	—	—	2	42	134
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$1,078	992	269	350	293	247	2,847	6,076
Commercial construction loans:
Pass	$171	36	45	41	70	6	4,818	5,187
Special mention	—	—	—	—	—	—	199	199
Substandard	61	—	33	—	—	—	141	235
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$232	36	78	41	70	6	5,158	5,621
Commercial leases:
Pass	$598	386	462	202	145	664	—	2,457
Special mention	1	9	12	3	8	14	—	47
Substandard	20	14	1	5	5	30	—	75
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$619	409	475	210	158	708	—	2,579
Total commercial loans and leases:
Pass	$4,649	5,759	3,328	1,579	990	1,494	49,710	67,509
Special mention	158	298	90	38	20	121	2,056	2,781
Substandard	298	140	81	33	89	115	1,694	2,450
Doubtful	—	—	—	—	—	—	6	6
Total commercial loans and leases	$5,105	6,197	3,499	1,650	1,099	1,730	53,466	72,746

The following tables summarize the Bancorp’s gross charge-offs within the commercial portfolio segment, by class and vintage:

For the six months ended June 30, 2024 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$—	2	3	1	1	—	116	123
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	—	—
Commercial construction loans	—	—	—	—	—	—	—	—
Total commercial loans and leases	$—	2	3	1	1	—	116	123

For the six months ended June 30, 2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$—	5	11	1	—	5	45	67
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	1	1
Commercial construction loans	—	—	—	—	—	—	1	1
Total commercial loans and leases	$—	5	11	1	—	5	47	69

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of June 30, 2024 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$51,724	28	88	116	51,840	3
Commercial mortgage owner-occupied loans	5,411	3	2	5	5,416	1
Commercial mortgage nonowner-occupied loans	6,010	3	—	3	6,013	—
Commercial construction loans	5,781	25	—	25	5,806	—
Commercial leases	2,686	18	4	22	2,708	4
Total portfolio commercial loans and leases	$71,612	77	94	171	71,783	8
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2023 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$53,107	61	102	163	53,270	8
Commercial mortgage owner-occupied loans	5,196	1	3	4	5,200	—
Commercial mortgage nonowner-occupied loans	6,061	14	1	15	6,076	—
Commercial construction loans	5,621	—	—	—	5,621	—
Commercial leases	2,562	17	—	17	2,579	—
Total portfolio commercial loans and leases	$72,547	93	106	199	72,746	8
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

The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both age and performing versus nonperforming status:

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2024 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2024	2023	2022	2021	2020	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$788	1,025	3,048	4,775	2,585	4,550	—	—	16,771
30-89 days past due	—	1	4	5	2	13	—	—	25
90 days or more past due	—	1	1	2	—	4	—	—	8
Nonperforming	—	—	7	9	7	104	—	—	127
Total residential mortgage loans(b)	$788	1,027	3,060	4,791	2,594	4,671	—	—	16,931
Home equity:
Performing:
Current	$63	76	38	2	5	96	3,545	57	3,882
30-89 days past due	—	—	—	—	—	1	21	4	26
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	—	—	—	7	52	2	61
Total home equity	$63	76	38	2	5	104	3,618	63	3,969
Indirect secured consumer loans:
Performing:
Current	$3,431	3,415	3,668	3,104	1,104	556	—	—	15,278
30-89 days past due	7	24	40	31	14	12	—	—	128
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	1	5	13	8	4	5	—	—	36
Total indirect secured consumer loans	$3,439	3,444	3,721	3,143	1,122	573	—	—	15,442
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,666	—	1,666
30-89 days past due	—	—	—	—	—	—	19	—	19
90 days or more past due	—	—	—	—	—	—	17	—	17
Nonperforming	—	—	—	—	—	—	31	—	31
Total credit card	$—	—	—	—	—	—	1,733	—	1,733
Solar energy installation loans:
Performing:
Current	$469	2,226	1,140	2	—	35	—	—	3,872
30-89 days past due	1	6	6	—	—	—	—	—	13
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	35	30	—	—	1	—	—	66
Total solar energy installation loans	$470	2,267	1,176	2	—	36	—	—	3,951
Other consumer loans:
Performing:
Current	$115	435	604	271	206	181	772	45	2,629
30-89 days past due	—	4	9	3	2	2	2	1	23
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	2	4	1	—	1	—	1	9
Total other consumer loans	$115	441	617	275	208	184	774	47	2,661
Total residential mortgage and consumer loans:
Performing:
Current	$4,866	7,177	8,498	8,154	3,900	5,418	5,983	102	44,098
30-89 days past due	8	35	59	39	18	28	42	5	234
90 days or more past due	—	1	1	2	—	4	17	—	25
Nonperforming	1	42	54	18	11	118	83	3	330
Total residential mortgage and consumer loans(b)	$4,875	7,255	8,612	8,213	3,929	5,568	6,125	110	44,687
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2024, $77 of these loans were 30-89 days past due and $126 were 90 days or more past due. The Bancorp recognized an immaterial amount and $1 of losses during the three and six months ended June 30, 2024, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $109 of residential mortgage loans measured at fair value at June 30, 2024, including $1 of 30-89 days past due loans and $2 of nonperforming loans.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the Bancorp’s gross charge-offs within the residential mortgage and consumer portfolio segments, by class and vintage:

For the six months ended June 30, 2024 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2024	2023	2022	2021	2020	Prior			Total
Residential mortgage loans	$—	—	—	—	—	1	—	—	1
Consumer loans:
Home equity	—	—	—	—	—	—	3	—	3
Indirect secured consumer loans	—	16	26	13	5	6	—	—	66
Credit card	—	—	—	—	—	—	46	—	46
Solar energy installation loans	—	8	6	—	5	9	—	—	28
Other consumer loans	—	5	13	6	10	9	16	2	61
Total residential mortgage and consumer loans	$—	29	45	19	20	25	65	2	205

For the six months ended June 30, 2023 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Residential mortgage loans	$—	—	—	—	—	2	—	—	2
Consumer loans:
Home equity	—	—	—	—	—	1	3	—	4
Indirect secured consumer loans	1	18	12	7	5	5	—	—	48
Credit card	—	—	—	—	—	—	40	—	40
Solar energy installation loans	—	7	1	—	—	1	—	—	9
Other consumer loans	—	18	9	6	4	5	16	1	59
Total residential mortgage and consumer loans	$1	43	22	13	9	14	59	1	162

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	June 30, 2024	December 31, 2023
Commercial loans and leases:
Commercial and industrial loans	$187	268
Commercial mortgage owner-occupied loans	25	8
Commercial mortgage nonowner-occupied loans	2	2
Commercial construction loans	1	1
Total commercial loans and leases	$215	279
Residential mortgage loans	129	126
Consumer loans:
Home equity	55	54
Indirect secured consumer loans	17	15
Total consumer loans	$72	69
Total portfolio loans and leases	$416	474

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	June 30, 2024			December 31, 2023
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$198	36	234	273	31	304
Commercial mortgage owner-occupied loans	13	22	35	11	6	17
Commercial mortgage nonowner-occupied loans	1	2	3	—	3	3
Commercial construction loans	—	1	1	—	1	1
Commercial leases	1	—	1	—	1	1
Total nonaccrual portfolio commercial loans and leases	$213	61	274	284	42	326
Residential mortgage loans	37	92	129	26	98	124
Consumer loans:
Home equity	20	41	61	21	36	57
Indirect secured consumer loans	30	6	36	32	4	36
Credit card	31	—	31	34	—	34
Solar energy installation loans	66	—	66	60	—	60
Other consumer loans	9	—	9	12	—	12
Total nonaccrual portfolio consumer loans	$156	47	203	159	40	199
Total nonaccrual portfolio loans and leases(a)(b)	$406	200	606	469	180	649
OREO and other repossessed property	—	37	37	—	39	39
Total nonperforming portfolio assets(a)(b)	$406	237	643	469	219	688
(a)Excludes $4 and $1 of nonaccrual loans held for sale as of June 30, 2024 and December 31, 2023, respectively.
(b)Includes $24 and $19 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of June 30, 2024 and December 31, 2023, respectively.

The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the three and six months ended June 30, 2024 and 2023.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $93 million and $107 million as of June 30, 2024 and December 31, 2023, respectively.

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

Portfolio loans with an amortized cost basis of $183 million and $331 million as of June 30, 2024 and 2023, respectively, were modified during the three months ended June 30, 2024 and 2023, respectively, and $300 million and $444 million were modified during the six months ended June 30, 2024 and 2023, respectively, for borrowers experiencing financial difficulty, as further discussed in the following sections. These modifications for the three months ended June 30, 2024 and 2023 represented 0.16% and 0.27%, respectively, of total portfolio loans and leases as of June 30, 2024 and 2023, respectively, and 0.26% and 0.36% for the six months ended June 30, 2024 and 2023, respectively. These amounts excluded $21 million and $9 million for the three months ended June 30, 2024 and 2023, respectively, and $30 million and $20 million for the six months ended June 30, 2024 and 2023, respectively, of consumer and residential mortgage loans which have been granted a concession under provisions of the Federal Bankruptcy Act and are monitored separately from loans modified under the Bancorp’s

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
loan modification programs. As of June 30, 2024 and December 31, 2023, the Bancorp had commitments of $88 million and $130 million, respectively, to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the twelve months ended June 30, 2024 and December 31, 2023, respectively.

Commercial portfolio segment
Commercial loan modifications are individually negotiated and may vary depending on the borrower’s financial situation, but the Bancorp most commonly utilizes term extensions for periods of three to twelve months. In less common situations and when specifically warranted by the borrower’s situation, the Bancorp may also consider offering commercial borrowers interest rate reductions or payment delays, which may be combined with a term extension.

The following tables present the amortized cost basis as of June 30, 2024 and 2023, respectively, of the Bancorp’s commercial portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended June 30, 2024 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$95	18	3	—	116	0.22%
Commercial mortgage owner-occupied loans	23	—	1	—	24	0.44
Commercial mortgage nonowner-occupied loans	—	—	—	—	—	—
Commercial construction loans	4	—	—	—	4	0.07
Total commercial portfolio loans	$122	18	4	—	144	0.20%

For the three months ended June 30, 2023 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$163	—	7	—	170	0.30%
Commercial mortgage owner-occupied loans	40	—	—	—	40	0.74
Commercial mortgage nonowner-occupied loans	2	—	—	—	2	0.03
Commercial construction loans	70	—	—	—	70	1.28
Total commercial portfolio loans	$275	—	7	—	282	0.37%

For the six months ended June 30, 2024 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$149	18	16	—	183	0.35%
Commercial mortgage owner-occupied loans	33	—	1	—	34	0.63
Commercial mortgage nonowner-occupied loans	5	—	—	—	5	0.08
Commercial construction loans	4	—	—	—	4	0.07
Total commercial portfolio loans	$191	18	17	—	226	0.31%

For the six months ended June 30, 2023 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$183	—	7	1	191	0.34%
Commercial mortgage owner-occupied loans	40	—	—	—	40	0.74
Commercial mortgage nonowner-occupied loans	24	—	—	2	26	0.44
Commercial construction loans	101	—	—	—	101	1.84
Total commercial portfolio loans	$348	—	7	3	358	0.47%

Residential mortgage portfolio segment
The Bancorp has established residential mortgage loan modification programs which define the type of modifications available as well as the eligibility criteria for borrowers. The designs of the Bancorp’s modification programs for residential mortgage loans are similar to those utilized by the various GSEs. The most common modification program utilized for residential mortgage loans is a term extension for up to 480 months from the modification date, combined with a change in interest rate to a fixed rate (which may be an increase or decrease from the rate in the original loan). As part of these modifications, the Bancorp may capitalize delinquent amounts due at the time of the modification into the principal balance of the loan when determining its modified payment structure. For loans where the modification results in a new monthly payment amount, borrowers may be required to complete a trial period of three to four months before the loan is permanently modified. The Bancorp also offers payment delay modifications to qualified borrowers which allow either the delay of

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
repayment for delinquent amounts due until maturity or capitalization of delinquent amounts due into the principal balance of the loan. The number of monthly payments delayed varies by borrower but is most commonly within a range of six to twelve months.

The following tables present the amortized cost basis as of June 30, 2024 and 2023, respectively, of the Bancorp’s residential mortgage portfolio loans that were modified for borrowers experiencing financial difficulty, by type of modification:

	June 30, 2024		June 30, 2023
For the three months ended ($ in millions)	Total	% of Total Class	Total	% of Total Class
Payment delay	$3	0.02%	$6	0.03%
Term extension and payment delay	24	0.14	29	0.17
Term extension, interest rate reduction and payment delay	2	0.01	1	0.01
Total residential mortgage portfolio loans	$29	0.17%	$36	0.21%

	June 30, 2024		June 30, 2023
For the six months ended ($ in millions)	Total	% of Total Class	Total	% of Total Class
Payment delay	$5	0.03%	$14	0.08%
Term extension and payment delay	45	0.26	42	0.24
Term extension, interest rate reduction and payment delay	3	0.02	3	0.02
Total residential mortgage portfolio loans	$53	0.31%	$59	0.34%

The Bancorp had $3 million and $17 million of in-process modifications to residential mortgage loans outstanding as of June 30, 2024 and 2023, respectively, which are excluded from the completed modification activity in the tables above. These in-process modifications will be reported as completed modifications once the borrower satisfies the applicable contingencies in the modification agreement and the loan is contractually modified to make the modified terms permanent.

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

The following tables present the amortized cost basis as of June 30, 2024 and 2023, respectively, of the Bancorp’s consumer portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended June 30, 2024 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$1	—	—	2	3	0.08%
Credit card	6	—	—	—	6	0.35
Solar energy installation loans	—	—	—	—	—	—
Other consumer loans	—	1	—	—	1	0.04
Total consumer portfolio loans	$7	1	—	2	10	0.04%

For the three months ended June 30, 2023 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$—	—	1	2	3	0.08%
Credit card	8	—	—	—	8	0.44
Solar energy installation loans	—	1	—	—	1	0.03
Other consumer loans	—	1	—	—	1	0.03
Total consumer portfolio loans	$8	2	1	2	13	0.05%

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For the six months ended June 30, 2024 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$1	—	1	5	7	0.18%
Credit card	12	—	—	—	12	0.69
Solar energy installation loans	—	—	—	—	—	—
Other consumer loans	—	2	—	—	2	0.08
Total consumer portfolio loans	$13	2	1	5	21	0.08%

For the six months ended June 30, 2023 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$1	—	2	4	7	0.18%
Credit card	17	—	—	—	17	0.94
Solar energy installation loans	—	1	—	—	1	0.03
Other consumer loans	—	2	—	—	2	0.06
Total consumer portfolio loans	$18	3	2	4	27	0.10%

Financial effects of loan modifications
The following tables present the financial effects of the Bancorp’s significant types of portfolio loan modifications to borrowers experiencing financial difficulty, by portfolio class:

		For the three months ended June 30,
	Financial Effects	2024	2023
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions	10 months	4 months
	Approximate amount of payment delays as a percentage of the related loan balances	10%	12%
Commercial mortgage owner- occupied loans	Weighted-average length of term extensions	12 months	10 months
Commercial construction loans	Weighted-average length of term extensions	6 months	12 months
Residential mortgage loans	Weighted-average length of term extensions	9.1 years	11.6 years
	Approximate amount of payment delays as a percentage of the related loan balances	11%	17%
Consumer loans:
Home equity	Weighted-average length of term extensions	24.0 years	25.5 years
	Weighted-average interest rate reduction	From 8.8% to 7.1%	From 8.7% to 6.6%
	Approximate amount of payment delays as a percentage of the related loan balances	5%	3%
Credit card	Weighted-average interest rate reduction	From 23.7% to 3.7%	From 23.6% to 3.6%

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

		For the six months ended June 30,
	Financial Effects	2024	2023
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions	9 months	4 months
	Approximate amount of payment delays as a percentage of the related loan balances	12%	12%
Commercial mortgage owner- occupied loans	Weighted-average length of term extensions	9 months	10 months
Commercial mortgage nonowner- occupied loans	Weighted-average length of term extensions	6 months	8 months
Commercial construction loans	Weighted-average length of term extensions	6 months	12 months
Residential mortgage loans	Weighted-average length of term extensions	10.2 years	11.3 years
	Approximate amount of payment delays as a percentage of the related loan balances	12%	16%
Consumer loans:
Home equity	Weighted-average length of term extensions	24.9 years	25.1 years
	Weighted-average interest rate reduction	From 8.9% to 7.2%	From 8.3% to 6.5%
	Approximate amount of payment delays as a percentage of the related loan balances	5%	5%
Credit card	Weighted-average interest rate reduction	From 23.9% to 3.9%	From 23.4% to 3.7%

Credit quality of modified loans
The Bancorp closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the amortized cost basis as of June 30, 2024 for the Bancorp’s portfolio loans that were modified during the twelve months then ended for borrowers experiencing financial difficulty, by age and portfolio class:

($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$199	3	8	210
Commercial mortgage owner-occupied loans	34	—	—	34
Commercial mortgage nonowner-occupied loans	50	—	—	50
Commercial construction loans	23	—	—	23
Residential mortgage loans	74	15	11	100
Consumer loans:
Home equity	13	1	1	15
Credit card(a)	17	3	3	23
Solar energy installation loans	1	—	—	1
Other consumer loans	4	—	—	4
Total portfolio loans	$415	22	23	460
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the amortized cost basis as of June 30, 2023 for the Bancorp’s portfolio loans that were modified between January 1, 2023 and June 30, 2023 to borrowers experiencing financial difficulty, by age and portfolio class:

($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$190	—	1	191
Commercial mortgage owner-occupied loans	40	—	—	40
Commercial mortgage nonowner-occupied loans	26	—	—	26
Commercial construction loans	101	—	—	101
Residential mortgage loans	56	2	1	59
Consumer loans:
Home equity	7	—	—	7
Credit card(a)	12	3	2	17
Solar energy installation loans	1	—	—	1
Other consumer loans	2	—	—	2
Total portfolio loans	$435	5	4	444
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

The Bancorp considers modifications to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms as subsequently defaulted. The following table presents the amortized cost basis of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the three months ended June 30, 2024 and were within twelve months of the modification date:

($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension and Interest Rate Reduction	Total
Commercial loans:
Commercial and industrial loans	$—	—	13	6	—	19
Residential mortgage loans	—	—	—	7	—	7
Consumer loans:
Home equity	—	1	—	—	—	1
Credit card	—	4	—	—	—	4
Total portfolio loans	$—	5	13	13	—	31

The following table presents the amortized cost basis of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the six months ended June 30, 2024 and were within twelve months of the modification date:

($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension and Interest Rate Reduction	Total
Commercial loans:
Commercial and industrial loans	$8	—	13	6	1	28
Residential mortgage loans	—	—	1	16	—	17
Consumer loans:
Home equity	—	1	—	—	—	1
Credit card	—	6	—	—	—	6
Total portfolio loans	$8	7	14	22	1	52

There was an immaterial amount of modifications to borrowers experiencing financial difficulty completed between January 1, 2023 and June 30, 2023 that had become 90 days or more past due under the modified terms during the three and six months ended June 30, 2023.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of:

($ in millions)	June 30, 2024	December 31, 2023
Equipment	$2,672	2,578
Buildings(a)	1,757	1,742
Leasehold improvements	697	685
Land and improvements(a)	621	618
Construction in progress(a)	176	180
Bank premises and equipment held for sale:
Land and improvements	12	15
Buildings	4	4
Accumulated depreciation and amortization	(3,550)	(3,473)
Total bank premises and equipment	$2,389	2,349
(a)Buildings, land and improvements and construction in progress included $9 associated with parcels of undeveloped land intended for future branch expansion at December 31, 2023.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service banking centers at certain locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. The Bancorp closed a total of 24 banking centers throughout its footprint during the six months ended June 30, 2024.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were immaterial for both the three months ended June 30, 2024 and 2023, and immaterial and $1 million for the six months ended June 30, 2024 and 2023, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

8. Operating Lease Equipment
Operating lease equipment was $392 million and $459 million at June 30, 2024 and December 31, 2023, respectively, net of accumulated depreciation of $352 million and $355 million at June 30, 2024 and December 31, 2023, respectively. The Bancorp recorded lease income of $26 million and $35 million relating to lease payments for operating leases in leasing business revenue in the Condensed Consolidated Statements of Income during the three months ended June 30, 2024 and 2023, respectively, and $54 million and $72 million during the six months ended June 30, 2024 and 2023, respectively. Depreciation expense related to operating lease equipment was $21 million and $29 million for the three months ended June 30, 2024 and 2023, respectively, and $44 million and $60 million during the six months ended June 30, 2024 and 2023 respectively. The Bancorp received payments of $54 million and $77 million related to operating leases during the six months ended June 30, 2024 and 2023, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized an immaterial amount of impairment losses during the three and six months ended June 30, 2024 and 2023 associated with operating lease assets. The recognized impairment losses were recorded in leasing business revenue in the Condensed Consolidated Statements of Income.

The following table presents future lease payments receivable from operating leases for the remainder of 2024 through 2029 and thereafter:

As of June 30, 2024 ($ in millions)	Undiscounted Cash Flows
Remainder of 2024	$50
2025	77
2026	51
2027	26
2028	11
2029	6
Thereafter	9
Total operating lease payments	$230

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
9. Lease Obligations – Lessee
The Bancorp leases certain banking centers, ATM sites, land for owned buildings and equipment. The Bancorp’s lease agreements typically do not contain any residual value guarantees or any material restrictive covenants.

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	June 30, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	Other assets	$523	511
Finance lease right-of-use assets	Bank premises and equipment	158	126
Total right-of-use assets(a)		$681	637
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$608	601
Finance lease liabilities	Long-term debt	171	134
Total lease liabilities		$779	735
(a)    Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $316 and $53, respectively, as of June 30, 2024, and $292 and $77, respectively, as of December 31, 2023.

The following table presents the components of lease costs:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
		2024	2023	2024	2023
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$5	5	10	10
Interest on lease liabilities	Interest on long-term debt	2	1	3	2
Total finance lease costs		$7	6	13	12
Operating lease cost	Net occupancy expense	$22	22	44	44
Short-term lease cost	Net occupancy expense	—	1	—	1
Variable lease cost	Net occupancy expense	7	7	14	14
Sublease income	Net occupancy expense	(1)	(1)	(1)	(1)
Total operating lease costs		$28	29	57	58
Total lease costs		$35	35	70	70

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized an immaterial amount of impairment losses and termination charges for the ROU assets related to certain operating leases during both the three months ended June 30, 2024 and 2023 and an immaterial amount and $1 million during the six months ended June 30, 2024 and 2023, respectively. The recognized losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for the remainder of 2024 through 2029 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities:

As of June 30, 2024 ($ in millions)	Operating Leases	Finance Leases	Total
Remainder of 2024	$47	12	59
2025	91	23	114
2026	82	22	104
2027	74	21	95
2028	66	21	87
2029	57	11	68
Thereafter	359	104	463
Total undiscounted cash flows	$776	214	990
Less: Difference between undiscounted cash flows and discounted cash flows	168	43	211
Present value of lease liabilities	$608	171	779

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Operating leases	11.32	11.07
Finance leases	12.78	15.21
Weighted-average discount rate:
Operating leases	3.92%	3.72
Finance leases	3.79	3.02

The following table presents information related to lease transactions for the six months ended June 30:

($ in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$47	46
Operating cash flows from finance leases	3	2
Financing cash flows from finance leases	9	8

Gains on sale-leaseback transactions	—	1
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

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 30, 2024
Core deposit intangibles	$206	(189)	17
Developed technology	106	(41)	65
Customer relationships	28	(9)	19
Other	14	(8)	6
Total intangible assets	$354	(247)	107
As of December 31, 2023
Core deposit intangibles	$209	(184)	25
Developed technology	106	(33)	73
Customer relationships	30	(10)	20
Other	16	(9)	7
Total intangible assets	$361	(236)	125

As of June 30, 2024, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $8 million and $10 million for the three months ended June 30, 2024 and 2023, respectively, and $18 million and $23 million for the six months ended June 30, 2024 and 2023, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of June 30, 2024. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2024 through 2028 is as follows:

($ in millions)	Total
Remainder of 2024	$17
2025	28
2026	22
2027	14
2028	9

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to automobile loan securitizations and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets for the consolidated VIEs as of:

($ in millions)	June 30, 2024	December 31, 2023
Assets:
Other short-term investments	$52	55
Indirect secured consumer loans	1,237	1,535
Solar energy installation loans	35	38
ALLL	(23)	(28)
Other assets	7	10
Total assets	$1,308	1,610
Liabilities:
Other liabilities	$13	14
Long-term debt	1,136	1,409
Total liabilities	$1,149	1,423

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
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

June 30, 2024 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,142	771	2,183
Private equity investments	253	—	456
Loans provided to VIEs	4,365	—	6,737
Lease pool entities	36	—	36
Solar loan securitizations	8	—	8

December 31, 2023 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,007	690	2,054
Private equity investments	230	—	400
Loans provided to VIEs	4,274	—	6,395
Lease pool entities	42	—	42
Solar loan securitizations	9	—	9

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

At June 30, 2024 and December 31, 2023, the Bancorp’s CDC investments included $2.0 billion and $1.6 billion, respectively, of investments in tax credit programs for which the Bancorp had elected to apply the proportional amortization method. The unfunded commitments related to these investments were $767 million and $684 million at June 30, 2024 and December 31, 2023, respectively. The unfunded commitments as of June 30, 2024 are expected to be funded from 2024 to 2040.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the impacts to the Condensed Consolidated Statements of Income related to these investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2024	2023	2024	2023
Proportional amortization	Applicable income tax expense	$52	57	100	100
Tax credits and other benefits(b)	Applicable income tax expense	(65)	(66)	(122)	(117)
Changes in carrying amounts of equity method investments(c)	Other noninterest expense	2	—	4	—
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and six months ended June 30, 2024 and 2023.
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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investment funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented in previous tables. Also, at June 30, 2024 and December 31, 2023, the Bancorp’s unfunded commitment amounts to the private equity funds were $203 million and $170 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $11 million and $8 million during the three months ended June 30, 2024 and 2023, respectively and $25 million and $20 million during the six months ended June 30, 2024 and 2023, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of June 30, 2024 and December 31, 2023, the Bancorp’s unfunded commitments to these entities were $2.4 billion and $2.1 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three and six months ended June 30, 2024 and 2023. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Residential mortgage loan sales(a)	$761	1,233	1,474	2,508

Origination fees and gains on loan sales	18	22	33	41
Gross mortgage servicing fees	78	80	155	161
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the six months ended June 30:

($ in millions)	2024	2023
Balance, beginning of period	$1,737	1,746
Servicing rights originated	21	35
Servicing rights purchased	—	23
Servicing rights sold	(5)	—
Changes in fair value:
Due to changes in inputs or assumptions(a)	51	34
Other changes in fair value(b)	(73)	(74)
Balance, end of period	$1,731	1,764
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(16)	(56)	(62)	(35)
MSR fair value adjustment due to changes in inputs or assumptions(a)	10	53	51	34
(a)Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended June 30, 2024 and 2023 were as follows:

	June 30, 2024			June 30, 2023
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	7.9	9.4%	472	6.8	12.0%	609

At June 30, 2024 and December 31, 2023, the Bancorp serviced $97.3 billion and $100.8 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the MSR portfolio was 3.76% and 3.72% at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)			Prepayment Speed Assumption				OAS Assumption
	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,728	8.7	5.6%	$(38)	(75)	(173)	448	$(34)	(68)
Adjustable-rate	3	3.7	22.1	—	—	(1)	693	—	—
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

As of June 30, 2024 and December 31, 2023, the balance of collateral held by the Bancorp for derivative assets was $1.4 billion and $1.3 billion, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $511 million and $587 million as of June 30, 2024 and December 31, 2023, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of June 30, 2024 and December 31, 2023, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $4 million and $7 million, respectively.

As of June 30, 2024 and December 31, 2023, the balance of collateral posted by the Bancorp, as either initial margin or due to changes in fair value of the related derivative contracts was $1.2 billion and $1.1 billion, respectively. Additionally, as of June 30, 2024 and December 31, 2023, $1.2 billion and $721 million, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both June 30, 2024 and December 31, 2023, the fair value of the additional collateral that could be required to be posted as a result of the credit risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
June 30, 2024 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$5,955	1	42
Total fair value hedges		1	42
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	—	—
Interest rate swaps related to C&I loans	8,000	—	13
Interest rate swaps related to C&I loans - forward starting(a)	5,000	—	1
Interest rate swaps related to commercial mortgage and commercial construction loans - forward starting(a)	4,000	—	—
Total cash flow hedges		—	14
Total derivatives designated as qualifying hedging instruments		1	56
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	3,180	20	1
Forward contracts related to residential mortgage loans measured at fair value(b)	1,271	2	5
Swap associated with the sale of Visa, Inc. Class B Shares	2,808	—	164
Foreign exchange contracts	218	1	—
Interest-only strips	34	1	—
Interest rate contracts for collateral management	3,000	—	1
Interest rate contracts for LIBOR transition	597	—	—
Other	38	—	1
Total free-standing derivatives – risk management and other business purposes		24	172
Free-standing derivatives – customer accommodation:
Interest rate contracts(c)(d)	91,331	920	1,190
Interest rate lock commitments	446	5	—
Commodity contracts	17,544	783	773
TBA securities	51	—	—
Foreign exchange contracts	39,512	1,127	1,092
Total free-standing derivatives – customer accommodation		2,835	3,055
Total derivatives not designated as qualifying hedging instruments		2,859	3,227
Total		$2,860	3,283
(a)Forward starting swaps will become effective on various dates between August 2024 and February 2025.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments in addition to certain portfolio residential mortgage loans measured at fair value.
(c)Derivative assets and liabilities are presented net of variation margin of $336 and $62, respectively.
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

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate or to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate. Decisions to enter into these interest rate swaps are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of June 30, 2024, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of June 30, 2024 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

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

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2024	2023	2024	2023
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(23)	(131)	(114)	(39)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	23	131	114	42

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	June 30, 2024	December 31, 2023
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$5,786	5,899
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	(152)	(38)
Available-for-sale debt and other securities:
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(10)	(11)

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of June 30, 2024, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of June 30, 2024, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 91 months.

Reclassified gains and losses on interest rate contracts related to commercial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of June 30, 2024 and December 31, 2023, respectively, $659 million and $372 million of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of June 30, 2024, $289 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to June 30, 2024.

During both the three and six months ended June 30, 2024 and 2023, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net losses recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Amount of pre-tax net losses recognized in OCI	$(145)	(454)	(557)	(177)
Amount of pre-tax net losses reclassified from OCI into net income	(90)	(81)	(179)	(146)

Free-Standing Derivative Instruments – Risk Management and Other Business Purposes
As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp may enter into various free-standing derivatives (principal-only swaps, interest rate swaptions, interest rate floors, mortgage options, TBA securities and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Principal-only swaps hedge the spread between mortgage

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
rates and benchmark rates because these swaps appreciate in value as a result of tightening spreads. Principal-only swaps also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Receive-fixed/pay-floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected.

The Bancorp enters into forward contracts and mortgage options to economically hedge the changes in fair value of certain residential mortgage loans held for sale and certain residential mortgage portfolio loans measured at fair value which are due to changes in interest rates. These contracts generally settle within one year or less. IRLCs issued on residential mortgage loan commitments that will be held for sale are also considered free-standing derivative instruments and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income.

In conjunction with the sale of Visa, Inc. Class B Shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. This total return swap is accounted for as a free-standing derivative. Refer to Note 22 for more information about significant inputs and assumptions used in the valuation of this instrument.

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

The net (losses) gains recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2024	2023	2024	2023
Interest rate contracts:
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	$(16)	(56)	(62)	(35)
Forward contracts related to residential mortgage loans measured at fair value	Mortgage banking net revenue	1	11	6	3
Interest-only strips	Other noninterest income	—	(3)	—	(3)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	2	(3)	7	(3)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(23)	(30)	(40)	(61)

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The total notional amount of the risk participation agreements was $3.3 billion and $3.6 billion at June 30, 2024 and December 31, 2023, respectively, and the fair value was a liability of $6 million at both June 30, 2024 and December 31, 2023, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2024, the risk participation agreements had a weighted-average remaining life of 2.4 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2024	December 31, 2023
Pass	$3,013	3,168
Special mention	165	323
Substandard	168	72
Total	$3,346	3,563

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2024	2023	2024	2023
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$6	11	11	21
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	2	3	(2)
Interest rate lock commitments	Mortgage banking net revenue	11	13	20	26
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	4	11	8	21
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	—	1	(1)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	23	23	40	43
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	(12)	(4)	(8)	(8)
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	1	—	3

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of June 30, 2024
Derivative assets	$2,855	(1,494)	(837)	524
Derivative liabilities	3,283	(1,494)	(187)	1,602
As of December 31, 2023
Derivative assets	$2,672	(1,031)	(877)	764
Derivative liabilities	2,999	(1,031)	(159)	1,809
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
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	June 30, 2024	December 31, 2023
FHLB advances	$3,000	2,500
Securities sold under repurchase agreements	300	330
Derivative collateral	35	3
Other borrowed money	35	28
Total other short-term borrowings	$3,370	2,861

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities and held-to-maturity securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both June 30, 2024 and December 31, 2023, all securities sold under repurchase agreements were secured by agency mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

The Bancorp’s other borrowed money at June 30, 2024 primarily included obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp is required to recognize both the loan and the repurchase liability, regardless of the intent to repurchase the loans.

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

16. Capital Actions

Accelerated Share Repurchase Transaction
During the six months ended June 30, 2024, the Bancorp entered into and settled an accelerated share repurchase transaction. As part of the transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement was based on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreement. The accelerated share repurchase was treated as two separate transactions, (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transaction that was entered into and settled during the six months ended June 30, 2024:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
June 12, 2024	$125	3,011,621	496,767	3,508,388	June 27, 2024
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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	June 30, 2024	December 31, 2023
Commitments to extend credit	$79,884	81,570
Letters of credit	2,029	2,095
Forward contracts related to residential mortgage loans measured at fair value	1,271	650
Capital commitments for private equity investments	203	170
Capital expenditures	98	95
Purchase obligations	47	69

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2024 and December 31, 2023, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $137 million and $166 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2024	December 31, 2023
Pass	$77,984	79,593
Special mention	903	1,301
Substandard	995	676
Doubtful	2	—
Total commitments to extend credit	$79,884	81,570

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of June 30, 2024:

($ in millions)
Less than 1 year(a)	$980
1 - 5 years(a)	1,042
Over 5 years	7
Total letters of credit	$2,029
(a)Includes $7 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both June 30, 2024 and December 31, 2023 and are considered guarantees in accordance with U.S. GAAP. Approximately 74% and 72% of the total standby letters of credit were collateralized as of June 30, 2024 and December 31, 2023, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $15

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
million and $20 million at June 30, 2024 and December 31, 2023, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2024	December 31, 2023
Pass	$1,855	1,902
Special mention	66	81
Substandard	106	112
Doubtful	2	—
Total letters of credit	$2,029	2,095

At June 30, 2024 and December 31, 2023, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of June 30, 2024 and December 31, 2023, total VRDNs, of which FTS was the remarketing agent for all, were $366 million and $400 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $54 million and $83 million of the VRDNs remarketed by FTS at June 30, 2024 and December 31, 2023, respectively. These letters of credit are included in the total letters of credit balance provided in the previous tables. The Bancorp held an immaterial amount and $6 million of these VRDNs in its portfolio and classified them as trading debt securities at June 30, 2024 and December 31, 2023, respectively.

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

At both June 30, 2024 and December 31, 2023, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $7 million included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of June 30, 2024 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
warranty provisions in an amount up to approximately $8 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

During both the three months ended June 30, 2024 and 2023, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $4 million and $14 million, respectively, in outstanding principal of loans to satisfy investor demands. For both the six months ended June 30, 2024 and 2023, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $15 million and $32 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended June 30, 2024 and 2023 were $12 million and $24 million, respectively. Total repurchase demand requests during the six months ended June 30, 2024 and 2023 were $28 million and $60 million, respectively. Total outstanding repurchase demand inventory was $10 million and $8 million at June 30, 2024 and December 31, 2023, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $12 million and $6 million at June 30, 2024 and December 31, 2023, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both June 30, 2024 and December 31, 2023.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
As of the date of the Bancorp’s sale of the Visa Class B Shares and through June 30, 2024, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $164 million at June 30, 2024 and $168 million at December 31, 2023. Refer to Note 13 and Note 22 for further information.

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

Litigation
Visa/MasterCard Merchant Interchange Litigation
In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 17 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement that was initially approved by the trial court but reversed by the U.S. Second Circuit Court of Appeals and remanded to the district court for further proceedings. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On September 17, 2018, the defendants in the consolidated class action signed a second settlement agreement (the “Amended Settlement Agreement”) resolving the claims seeking monetary damages by the proposed plaintiffs’ class (the “Plaintiff Damages Class”) and superseding the original settlement agreement entered into in October 2012. The Amended Settlement Agreement included, among other terms, a release from participating class members for liability for claims that accrue no later than five years after the Amended Settlement Agreement becomes final. The Amended Settlement Agreement provided for a total payment by all defendants of approximately $6.24 billion, composed of approximately $5.34 billion held in escrow plus an additional $900 million in new funds. Pursuant to the terms of the Settlement Agreement, $700 million of the additional $900 million has been returned to the defendants due to the level of opt-outs from the class. The Bancorp’s allocated share of the settlement is within existing reserves, including funds maintained in escrow. On December 13, 2019, the Court entered an order granting final approval for the settlement, and on March 15, 2023, the Second Circuit affirmed that order. The settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who have opted out of the proposed class settlement and are pursuing, or may in the future decide to pursue, private lawsuits. On September 27, 2021, the Court entered an order certifying a class of merchants pursuing claims for injunctive relief. On March 26, 2024, Plaintiffs filed a motion seeking preliminary approval of a settlement that would resolve class claims for injunctive relief. On June 13, 2024, the Court held a hearing on Plaintiffs’ motion for preliminary approval of the injunctive relief settlement, and on June 25, 2024, the Court issued an order denying the request for preliminary approval of the settlement. The ultimate outcome in this matter, including the timing of resolution, remains uncertain. Refer to Note 17 for further information.

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

Bureau of Consumer Financial Protection v. Fifth Third Bank, National Association
On March 9, 2020, the CFPB filed a lawsuit against Fifth Third in the United States District Court for the Northern District of Illinois entitled CFPB v. Fifth Third Bank, National Association, Case No. 1:20-CV-1683, alleging violations of the Consumer Financial Protection Act, TILA, and Truth in Savings Act related to Fifth Third’s alleged opening of unspecified numbers of allegedly unauthorized credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The parties agreed to the entry of a Stipulated Final Judgment and Order on July 9, 2024 to resolve this matter, pursuant to which Fifth Third, without admitting or denying any of the allegations in the suit except as specified in the order, agreed to pay a civil monetary penalty of $15 million, agreed to maintain existing policies around

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
its consumer sales incentives, agreed to create a compliance plan to ensure its account opening practices comply with law and the order and agreed to provide a redress plan to remediate certain customers with checking, savings, or credit card accounts opened beginning January 1, 2010 and ending December 31, 2016.

Concurrently with the Stipulated Final Judgment and Order, Fifth Third, without admitting or denying any of the findings of fact or conclusions of law (except to establish jurisdiction), has also agreed to entry of a Consent Order related to a since-discontinued program in its auto lending business that placed collateral protection insurance (CPI) on certain auto loans. Under the Consent Order, Fifth Third has agreed to pay a $5 million civil monetary penalty related to those issues, maintain existing policy changes related to its auto servicing practices, agreed to create a compliance plan to ensure its compliance with the order and provide a redress plan to remediate certain customers within a redress period beginning July 21, 2011 and ending December 31, 2020.

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

Other litigation
The Bancorp and its subsidiaries are not parties to any other material litigation at this time. However, there are other litigation matters that arise in the normal course of business, which include, or may include, claims related to product features, pricing and other lending practices. For example, Fifth Third Bank, National Association is currently responding to lawsuits regarding bankruptcies and practices of residential solar installers as well as lending practices of credit providers to this market, which includes Dividend Solar Finance, LLC, which the Bank acquired in May 2022. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes that the resulting liability, if any, from these other actions would not have a material effect upon the Bancorp’s consolidated financial position, results of operations or cash flows. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to the Bancorp’s consolidated financial position, results of operations or cash flows.

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

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $74 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

19. Income Taxes
The applicable income tax expense was $163 million and $174 million for the three months ended June 30, 2024 and 2023, respectively, and $302 million and $334 million for the six months ended June 30, 2024 and 2023, respectively. The effective tax rates for the three months ended June 30, 2024 and 2023 were 21.3% and 22.5%, respectively, and 21.2% and 22.4% for the six months ended June 30, 2024 and 2023, respectively.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
20. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
June 30, 2024 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(5)	4	(1)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	4	(1)	3
Net unrealized losses on available-for-sale debt securities	(1)	3	2	(3,488)	2	(3,486)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	32	(7)	25
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	32	(7)	25	(760)	25	(735)

Unrealized holding losses on cash flow hedge derivatives arising during period	(145)	36	(109)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	90	(21)	69
Net unrealized losses on cash flow hedge derivatives	(55)	15	(40)	(619)	(40)	(659)

Reclassification of amounts to net periodic benefit costs	—	—	—
Defined benefit pension plans, net	—	—	—	(17)	—	(17)

Other	—	—	—	(4)	—	(4)
Total	$(24)	11	(13)	(4,888)	(13)	(4,901)

	Total OCI			Total AOCI
June 30, 2023 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(831)	198	(633)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	(831)	198	(633)	(3,989)	(633)	(4,622)

Unrealized holding losses on cash flow hedge derivatives arising during period	(454)	102	(352)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	81	(18)	63
Net unrealized losses on cash flow hedge derivatives	(373)	84	(289)	(233)	(289)	(522)

Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(19)	1	(18)

Other	—	—	—	(4)	—	(4)
Total	$(1,203)	282	(921)	(4,245)	(921)	(5,166)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The tables below present the activity of the components of OCI and AOCI for the six months ended:

	Total OCI			Total AOCI
June 30, 2024 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(241)	59	(182)
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	994	(209)	785
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	7	(2)	5
Net unrealized losses on available-for-sale debt securities	760	(152)	608	(4,094)	608	(3,486)

Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(994)	209	(785)
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	64	(14)	50
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(930)	195	(735)	—	(735)	(735)

Unrealized holding losses on cash flow hedge derivatives arising during period	(557)	132	(425)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	179	(41)	138
Net unrealized losses on cash flow hedge derivatives	(378)	91	(287)	(372)	(287)	(659)

Reclassification of amounts to net periodic benefit costs	—	—	—
Defined benefit pension plans, net	—	—	—	(17)	—	(17)

Other	—	—	—	(4)	—	(4)
Total	$(548)	134	(414)	(4,487)	(414)	(4,901)

	Total OCI			Total AOCI
June 30, 2023 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(43)	10	(33)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	(43)	10	(33)	(4,589)	(33)	(4,622)

Unrealized holding losses on cash flow hedge derivatives arising during period	(177)	40	(137)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	146	(33)	113
Net unrealized losses on cash flow hedge derivatives	(31)	7	(24)	(498)	(24)	(522)

Net actuarial loss arising during the year	—	—	—
Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(19)	1	(18)

Other	—	—	—	(4)	—	(4)
Total	$(73)	17	(56)	(5,110)	(56)	(5,166)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2024	2023	2024	2023
Net unrealized losses on available-for-sale debt securities:(a)
Net losses included in net income	Securities gains, net	$(4)	—	(7)	—
	Income before income taxes	(4)	—	(7)	—
	Applicable income tax expense	1	—	2	—
	Net income	(3)	—	(5)	—
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:(a)
Net losses included in net income	Interest on securities	(32)	—	(64)	—
	Income before income taxes	(32)	—	(64)	—
	Applicable income tax expense	7	—	14	—
	Net income	(25)	—	(50)	—
Net unrealized losses on cash flow hedge derivatives:(a)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	(90)	(81)	(179)	(146)
	Income before income taxes	(90)	(81)	(179)	(146)
	Applicable income tax expense	21	18	41	33
	Net income	(69)	(63)	(138)	(113)
Net periodic benefit costs:(a)
Amortization of net actuarial loss	Compensation and benefits(b)	—	(1)	—	(1)
	Income before income taxes	—	(1)	—	(1)
	Applicable income tax expense	—	—	—	—
	Net income	—	(1)	—	(1)

Total reclassifications for the period	Net income	$(97)	(64)	(193)	(114)
(a)Amounts in parentheses indicate reductions to net income.
(b)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 22 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

21. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except per share data)	2024	2023	2024	2023
Net income available to common shareholders	$561	562	$1,041	1,097
Average common shares outstanding - basic	687	684	686	684
Effect of dilutive stock-based awards	4	2	5	4
Average common shares outstanding - diluted	$691	686	$691	688
Earnings per share - basic	$0.82	0.82	$1.52	1.60
Earnings per share - diluted	0.81	0.82	1.51	1.59
Anti-dilutive stock-based awards excluded from diluted shares	2	9	2	6

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

	Fair Value Measurements Using
June 30, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$3,506	—	—	3,506
Obligations of states and political subdivisions securities	—	2	—	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	4,757	—	4,757
Agency commercial mortgage-backed securities	—	21,155	—	21,155
Non-agency commercial mortgage-backed securities	—	4,403	—	4,403
Asset-backed securities and other debt securities	—	4,369	—	4,369
Available-for-sale debt and other securities(a)	3,506	34,686	—	38,192
Trading debt securities:
U.S. Treasury and federal agencies securities	592	9	—	601
Obligations of states and political subdivisions securities	—	84	—	84
Agency residential mortgage-backed securities	—	7	—	7
Asset-backed securities and other debt securities	—	440	—	440
Trading debt securities	592	540	—	1,132
Equity securities	450	26	—	476
Residential mortgage loans held for sale	—	512	—	512
Residential mortgage loans(b)	—	—	109	109
Servicing rights	—	—	1,731	1,731
Derivative assets:
Interest rate contracts	2	941	6	949
Foreign exchange contracts	—	1,128	—	1,128
Commodity contracts	69	714	—	783
Derivative assets(c)	71	2,783	6	2,860
Total assets	$4,619	38,547	1,846	45,012
Liabilities:
Derivative liabilities:
Interest rate contracts	$2	1,246	6	1,254
Foreign exchange contracts	—	1,092	—	1,092
Equity contracts	—	—	164	164
Commodity contracts	72	701	—	773
Derivative liabilities(d)	74	3,039	170	3,283
Short positions:
U.S. Treasury and federal agencies securities	104	—	—	104
Asset-backed securities and other debt securities	—	130	—	130
Short positions(d)	104	130	—	234
Total liabilities	$178	3,169	170	3,517
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $293, $499 and $2, respectively, at June 30, 2024.
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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At June 30, 2024 and December 31, 2023, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the Bancorp’s IRLCs at June 30, 2024 was $5 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $3 million and $5 million, respectively. Immediate increases in current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $3 million and $6 million, respectively. An immediate 10% or 20% change in loan closing rates, either adverse or favorable, would not have a material impact on the fair value of IRLCs as of June 30, 2024. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2024 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$113	1,756	—	(162)	1,707
Total (losses) gains (realized/unrealized):(b)
Included in earnings	(1)	(30)	12	(23)	(42)
Purchases/originations	—	10	—	—	10
Sales	—	(5)	—	—	(5)
Settlements	(4)	—	(12)	21	5
Transfers into Level 3(c)	1	—	—	—	1
Balance, end of period	$109	1,731	—	(164)	1,676
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2024	$(1)	7	5	(23)	(12)
(a)Net interest rate derivatives include $6 for both derivative assets and liabilities as of June 30, 2024.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2024.
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
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2023.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2024 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$116	1,737	—	(168)	1,685
Total (losses) gains (realized/unrealized):(b)
Included in earnings	(3)	(22)	21	(40)	(44)
Purchases/originations	—	21	(1)	—	20
Sales	—	(5)	—	—	(5)
Settlements	(6)	—	(20)	44	18
Transfers into Level 3(c)	2	—	—	—	2
Balance, end of period	$109	1,731	—	(164)	1,676
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2024	$(3)	35	6	(40)	(2)
(a)Net interest rate derivatives include $6 for both derivative assets and liabilities as of June 30, 2024.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2024.
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

The total losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Mortgage banking net revenue	$(20)	22	(5)	(16)
Commercial banking revenue	1	1	1	2
Other noninterest income	(23)	(30)	(40)	(61)
Total losses	$(42)	(7)	(44)	(75)

The total losses and gains included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2024 and 2023 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023
Mortgage banking net revenue	$10	37	37	2
Commercial banking revenue	1	1	1	2
Other noninterest income	(23)	(30)	(40)	(61)
Total (losses) gains	$(12)	8	(2)	(57)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present information as of June 30, 2024 and 2023 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of June 30, 2024 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$109	Loss rate model	Interest rate risk factor	(26.0)	-	5.0%		(14.1)%	(a)
			Credit risk factor	—	-	0.6%		0.1%	(a)
Servicing rights	1,731	DCF	Prepayment speed	—	-	100.0%	(Fixed)	5.6%	(b)
							(Adjustable)	22.1%	(b)
			OAS (bps)	420	-	1,833	(Fixed)	448	(b)
							(Adjustable)	693	(b)
IRLCs, net	5	DCF	Loan closing rates	18.8	-	96.0%		82.3%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(164)	DCF	Timing of the resolution of the Covered Litigation	Q4 2026	-	Q1 2028	Q2 2027		(d)
(a)Unobservable inputs were weighted by the relative carrying value of the instruments.
(b)Unobservable inputs were weighted by the relative unpaid principal balance of the instruments.
(c)Unobservable inputs were weighted by the relative notional amount of the instruments.
(d)Unobservable inputs were weighted by the probability of the final funding date of the instruments.

As of June 30, 2023 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$124	Loss rate model	Interest rate risk factor	(23.5)	-	5.5%		(11.8)%	(a)
			Credit risk factor	—	-	1.1%		0.2%	(a)
Servicing rights	1,764	DCF	Prepayment speed	—	-	100.0%	(Fixed)	5.2%	(b)
							(Adjustable)	20.3%	(b)
			OAS (bps)	477	-	1,447	(Fixed)	628	(b)
							(Adjustable)	1,204	(b)
IRLCs, net	8	DCF	Loan closing rates	30.2	-	97.5%		82.9%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(204)	DCF	Timing of the resolution of the Covered Litigation	Q3 2024	-	Q1 2027	Q3 2025		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of June 30, 2024 and 2023, and for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2024 and 2023, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of June 30, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2024	For the six months ended June 30, 2024
Commercial loans held for sale	$—	—	4	4	—	—
Commercial loans and leases	—	—	67	67	(44)	(104)
Consumer and residential mortgage loans	—	—	196	196	—	(3)
OREO	—	—	5	5	(1)	(1)
Bank premises and equipment	—	—	3	3	—	—
Private equity investments	—	—	—	—	—	9
Total	$—	—	275	275	(45)	(99)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total Losses
As of June 30, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2023	For the six months ended June 30, 2023
Commercial loans held for sale	$—	—	7	7	—	—
Commercial loans and leases	—	—	171	171	(21)	(97)
Consumer and residential mortgage loans	—	—	193	193	(6)	(8)
OREO	—	—	5	5	(1)	(1)
Bank premises and equipment	—	—	4	4	—	(1)
Private equity investments	—	—	—	—	(1)	(2)
Total	$—	—	380	380	(29)	(109)

The following tables present information as of June 30, 2024 and 2023 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of June 30, 2024 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$4	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	67	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	196	Appraised value	Collateral value	NM	NM
OREO	5	Appraised value	Appraised value	NM	NM
Bank premises and equipment	3	Appraised value	Appraised value	NM	NM
Private equity investments	—	Comparable company analysis	Market comparable transactions	NM	NM

As of June 30, 2023 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$7	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	171	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	193	Appraised value	Collateral value	NM	NM
OREO	5	Appraised value	Appraised value	NM	NM
Bank premises and equipment	4	Appraised value	Appraised value	NM	NM
Private equity investments	—	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the three and six months ended June 30, 2024 and 2023. These valuations were based on appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised values of the assets (Level 3 of the valuation hierarchy).
Portfolio loans and leases
During the three and six months ended June 30, 2024 and 2023, the Bancorp recorded nonrecurring adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the amortized cost basis of the loan or lease exceeds the estimated net realizable value of the collateral, then an ALLL is recognized, or a charge-off once the remaining amount is considered uncollectible.

OREO
For both the three and six months ended June 30, 2024 and 2023, the Bancorp recorded $1 million of nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp did not recognize gains and recognized gains of $9 million during the three and six months ended June 30, 2024, respectively, and did not recognize gains during the three and six months ended June 30, 2023, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of June 30, 2024 includes a cumulative $18 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp did not recognize impairment charges during the three and six months ended June 30, 2024 and recognized impairment charges of $1 million and $2 million during the three and six months ended June 30, 2023, respectively. The carrying value of the Bancorp’s private equity investments still held as of June 30, 2024 includes a cumulative $15 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fair value changes recognized in earnings for residential mortgage loans held at June 30, 2024 and 2023 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included losses of $7 million and $13 million, respectively. These losses are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount at both June 30, 2024 and December 31, 2023. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

June 30, 2024 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$621	628	(7)
Past due loans of 30-89 days	1	1	—
Nonaccrual loans	2	2	—
December 31, 2023
Residential mortgage loans measured at fair value	$450	456	(6)
Past due loans of 30-89 days	1	1	—
Nonaccrual loans	2	2	—

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of June 30, 2024 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,837	2,837	—	—	2,837
Other short-term investments	21,085	21,085	—	—	21,085
Other securities	794	—	794	—	794
Held-to-maturity securities	11,443	2,299	8,886	2	11,187
Loans and leases held for sale	25	—	—	25	25
Portfolio loans and leases:
Commercial loans and leases	70,670	—	—	70,953	70,953
Consumer and residential mortgage loans	43,512	—	—	40,440	40,440
Total portfolio loans and leases, net	$114,182	—	—	111,393	111,393
Financial liabilities:
Deposits	$166,768	—	166,709	—	166,709
Federal funds purchased	194	194	—	—	194
Other short-term borrowings	3,370	—	3,376	—	3,376
Long-term debt	16,445	12,926	3,437	—	16,363

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2023 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,142	3,142	—	—	3,142
Other short-term investments	22,082	22,082	—	—	22,082
Other securities	722	—	722	—	722
Held-to-maturity securities	2	—	—	2	2
Loans and leases held for sale	44	—	—	44	44
Portfolio loans and leases:
Commercial loans and leases	71,616	—	—	71,766	71,766
Consumer and residential mortgage loans	43,180	—	—	41,410	41,410
Total portfolio loans and leases, net	$114,796	—	—	113,176	113,176
Financial liabilities:
Deposits	$168,912	—	168,873	—	168,873
Federal funds purchased	193	193	—	—	193
Other short-term borrowings	2,861	—	2,872	—	2,872
Long-term debt	16,418	14,481	1,903	—	16,384

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

During the first quarter of 2024, the Bancorp eliminated certain revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking. As a result, the results of operations for the Wealth and Asset Management segment for the three and six months ended June 30, 2023 were adjusted to reflect the impact of the elimination of these revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking. The impact of the elimination of these revenue sharing agreements for the years ended December 31, 2023, 2022 and 2021 resulted in a decrease in wealth and asset management revenue and an offsetting decrease in other noninterest expense within the Wealth and Asset Management segment of $186 million, $177 million and $180 million, respectively.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the three months ended:

June 30, 2024 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Total
Net interest income	$656	1,055	54	(378)		1,387
Provision for (benefit from) credit losses	137	70	—	(110)		97
Net interest income after provision for (benefit from) credit losses	$519	985	54	(268)		1,290
Noninterest income:
Wealth and asset management revenue	$1	62	96	—		159
Service charges on deposits	104	52	—	—		156
Commercial banking revenue	142	1	1	—		144
Card and processing revenue	28	79	1	—		108
Mortgage banking net revenue	—	50	—	—		50
Leasing business revenue	38	—	—	—		38
Other noninterest income	17	28	—	(8)		37
Securities gains (losses), net	(7)	—	—	10		3
Total noninterest income	$323	272	98	2		695
Noninterest expense:
Compensation and benefits	$156	226	52	222		656
Technology and communications	3	8	—	103		114
Net occupancy expense	9	53	3	18		83
Equipment expense	7	13	—	18		38
Marketing expense	1	19	—	14		34
Leasing business expense	22	—	—	—		22
Card and processing expense	2	19	—	—		21
Other noninterest expense	257	288	38	(330)		253
Total noninterest expense	$457	626	93	45		1,221
Income (loss) before income taxes	$385	631	59	(311)		764
Applicable income tax expense (benefit)	65	132	12	(46)		163
Net income (loss)	$320	499	47	(265)		601
Total goodwill	$2,324	2,369	225	—		4,918
Total assets	$77,123	90,242	10,480	35,417	(a)	213,262
(a)Includes bank premises and equipment of $16 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2023 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Total
Net interest income	$1,021	1,370	95	(1,029)		1,457
Provision for (benefit from) credit losses	(9)	65	—	121		177
Net interest income after provision for (benefit from) credit losses	$1,030	1,305	95	(1,150)		1,280
Noninterest income:
Wealth and asset management revenue	$—	52	89	2		143
Service charges on deposits	92	53	—	(1)		144
Commercial banking revenue	147	1	—	(2)		146
Card and processing revenue	23	79	1	3		106
Mortgage banking net revenue	—	59	—	—		59
Leasing business revenue	47	—	—	—		47
Other noninterest income	28	27	1	18		74
Securities gains (losses), net	(1)	—	—	8		7
Total noninterest income	$336	271	91	28		726
Noninterest expense:
Compensation and benefits	$153	222	55	220		650
Technology and communications	3	6	—	105		114
Net occupancy expense	10	52	3	18		83
Equipment expense	7	10	—	19		36
Marketing expense	1	18	—	12		31
Leasing business expense	31	—	—	—		31
Card and processing expense	2	19	—	(1)		20
Other noninterest expense	279	305	35	(353)		266
Total noninterest expense	$486	632	93	20		1,231
Income (loss) before income taxes	$880	944	93	(1,142)		775
Applicable income tax expense (benefit)	169	198	20	(213)		174
Net income (loss)	$711	746	73	(929)		601
Total goodwill	$2,324	2,369	226	—		4,919
Total assets	$83,238	85,755	10,691	27,592	(a)	207,276
(a)Includes bank premises and equipment of $22 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the six months ended:

June 30, 2024 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Total
Net interest income	$1,342	2,180	112	(863)		2,771
Provision for (benefit from) credit losses	208	154	—	(171)		191
Net interest income after provision for (benefit from) credit losses	$1,134	2,026	112	(692)		2,580
Noninterest income:
Wealth and asset management revenue	$2	121	197	—		320
Service charges on deposits	203	103	—	—		306
Commercial banking revenue	285	3	1	(1)		288
Card and processing revenue	53	154	1	2		210
Mortgage banking net revenue	—	104	—	—		104
Leasing business revenue	77	—	—	—		77
Other noninterest income	34	55	1	(2)		88
Securities gains (losses), net	(6)	—	—	19		13
Total noninterest income	$648	540	200	18		1,406
Noninterest expense:
Compensation and benefits	$345	460	114	490		1,409
Technology and communications	8	14	—	209		231
Net occupancy expense	18	107	6	39		170
Equipment expense	14	26	—	36		76
Marketing expense	1	42	—	23		66
Leasing business expense	48	—	—	—		48
Card and processing expense	4	37	1	(1)		41
Other noninterest expense	520	581	74	(654)		521
Total noninterest expense	$958	1,267	195	142		2,562
Income (loss) before income taxes	$824	1,299	117	(816)		1,424
Applicable income tax expense (benefit)	136	273	25	(132)		302
Net income (loss)	$688	1,026	92	(684)		1,122
Total goodwill	$2,324	2,369	225	—		4,918
Total assets	$77,123	90,242	10,480	35,417	(a)	213,262
(a)Includes bank premises and equipment of $16 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2023 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Total
Net interest income	$1,997	2,628	196	(1,847)		2,974
Provision for credit losses	37	116	—	188		341
Net interest income after provision for credit losses	$1,960	2,512	196	(2,035)		2,633
Noninterest income:
Wealth and asset management revenue	$1	106	182	—		289
Service charges on deposits	180	103	—	(2)		281
Commercial banking revenue	305	2	—	—		307
Card and processing revenue	45	155	1	5		206
Mortgage banking net revenue	—	127	—	—		127
Leasing business revenue	104	—	—	—		104
Other noninterest income(a)	44	52	—	1		97
Securities gains (losses), net	(8)	—	—	19		11
Total noninterest income	$671	545	183	23		1,422
Noninterest expense:
Compensation and benefits	$343	446	116	502		1,407
Technology and communications	5	13	—	214		232
Net occupancy expense(c)	20	104	6	34		164
Equipment expense	14	21	—	38		73
Marketing expense	1	35	1	23		60
Leasing business expense	65	—	—	—		65
Card and processing expense	5	38	—	(1)		42
Other noninterest expense	583	619	71	(754)		519
Total noninterest expense	$1,036	1,276	194	56		2,562
Income (loss) before income taxes	$1,595	1,781	185	(2,068)		1,493
Applicable income tax expense (benefit)	305	373	39	(383)		334
Net income (loss)	$1,290	1,408	146	(1,685)		1,159
Total goodwill	$2,324	2,369	226	—		4,919
Total assets	$83,238	85,755	10,691	27,592	(b)	207,276
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
On July 22, 2024, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp paid $200 million on July 23, 2024 to repurchase shares of its outstanding common stock. The Bancorp repurchased the shares of its common stock as part of its Board-approved 100 million share repurchase program previously announced on June 18, 2019. The final settlement of the transaction occurred on August 5, 2024.

The following table presents a summary of the Bancorp’s accelerated share repurchase transaction that was entered into and settled after June 30, 2024:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
July 23, 2024	$200	4,160,548	713,340	4,873,888	August 5, 2024

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 18 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
There have been no material changes made during the second quarter of 2024 to any of the risk factors as previously disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2024.

Defaults Upon Senior Securities (Item 3)
None.

Mine Safety Disclosures (Item 4)
Not applicable.

Other Information (Item 5)
None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021.
3.2	Code of Regulations of Fifth Third Bancorp, as Amended as of December 12, 2023. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on December 18, 2023.
10.1	2024 Restricted Stock Unit Grant Agreement (for Directors).*
10.2	Fifth Third Bancorp 2024 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement filed on March 5, 2024.*
10.3	Fifth Third Bancorp 2024 Employee Stock Purchase Plan. Incorporated by reference to Annex B to the Registrant’s Proxy Statement filed on March 5, 2024.*
10.4	Supplemental Confirmation dated June 11, 2024, to Master Confirmation dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC.**
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 6, 2024

/s/ Bryan D. Preston
Bryan D. Preston
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)