Form 10-Q
period 2024-09-30
FIFTH THIRD BANCORP
filed 2024-11-05
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
There were 670,543,312 shares of the Registrant’s common stock, without par value, outstanding as of October 31, 2024.

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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2024, the Bancorp had $214 billion in assets and operated 1,072 full-service banking centers and 2,060 Fifth Third branded ATMs in eleven states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on three business segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three and nine months ended September 30, 2024, net interest income on an FTE basis and noninterest income provided 67% and 33% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Subsequently, in 2024, the FDIC has announced that it expects to incur additional losses related to these bank closures beyond its initial estimates, resulting in an increase to the amount of the special assessment allocated to each member bank. As of September 30, 2024, the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Bancorp’s estimate of its allocation of the special assessment was $263 million, based on the most recent information provided by the FDIC. As a result, the Bancorp recorded an incremental expense of $39 million during the first six months of 2024. The Bancorp currently expects to pay the special assessment to the FDIC over a total of ten quarterly assessment periods, which began with the first quarter of 2024. The estimate of the cost associated with protecting the uninsured depositors will continue to be subject to periodic adjustment until the final loss amount is determined by the FDIC.

Accelerated Share Repurchase Transactions
During the three and nine months ended September 30, 2024, the Bancorp entered into and settled accelerated share repurchase transactions totaling $200 million and $325 million, respectively. Refer to Note 17 and Note 25 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

Senior Notes Offerings
On January 29, 2024, the Bancorp issued and sold $1.0 billion of fixed-rate/floating-rate senior notes which will mature on January 29, 2032. The senior notes will bear interest at a rate of 5.631% per annum until January 28, 2031. From January 29, 2031 until maturity, the senior notes will bear interest at a rate of compounded SOFR plus 1.840%.

On September 6, 2024, the Bancorp issued and sold $750 million of fixed-rate/floating-rate senior notes which will mature on September 6, 2030. The senior notes will bear interest at a rate of 4.895% per annum until September 5, 2029. From September 6, 2029 until maturity, the senior notes will bear interest at a rate of compounded SOFR plus 1.486%.

Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for more information.

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

TABLE 1: Earnings Summary
	For the three months ended September 30,		%	For the nine months ended September 30,		%
($ in millions, except for per share data)	2024	2023	Change	2024	2023	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,421	1,438	(1)	$4,192	4,411	(5)
Net interest income (FTE)(a)(b)	1,427	1,445	(1)	4,210	4,429	(5)
Noninterest income	711	715	(1)	2,117	2,137	(1)
Total revenue (FTE)(a)(b)	2,138	2,160	(1)	6,327	6,566	(4)
Provision for credit losses	160	119	34	351	460	(24)
Noninterest expense	1,244	1,188	5	3,807	3,750	2
Net income	573	660	(13)	1,694	1,819	(7)
Net income available to common shareholders	532	623	(15)	1,573	1,719	(8)
Common Share Data
Earnings per share - basic	$0.78	0.91	(14)	$2.30	2.51	(8)
Earnings per share - diluted	0.78	0.91	(14)	2.28	2.50	(9)
Cash dividends declared per common share	0.37	0.35	6	1.07	1.01	6
Book value per share	27.60	21.19	30	27.60	21.19	30
Market value per share	42.84	25.33	69	42.84	25.33	69
Financial Ratios
Return on average assets	1.06%	1.26	(16)	1.06%	1.18	(10)
Return on average common equity	11.7	16.3	(28)	12.3	14.6	(16)
Return on average tangible common equity(b)	16.3	24.7	(34)	17.6	21.8	(19)
Dividend payout	47.4	38.5	23	46.5	40.2	16
(a)Amounts presented on an FTE basis. The FTE adjustments were $6 and $7 for the three months ended September 30, 2024 and 2023, respectively, and were $18 for both the nine months ended September 30, 2024 and 2023.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
The Bancorp’s net income available to common shareholders for the third quarter of 2024 was $532 million, or $0.78 per diluted share, which was net of $41 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the third quarter of 2023 was $623 million, or $0.91 per diluted share, which was net of $37 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2024 was $1.6 billion, or $2.28 per diluted share, which was net of $121 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2023 was $1.7 billion, or $2.50 per diluted share, which was net of $100 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.4 billion and $4.2 billion for the three and nine months ended September 30, 2024, respectively, decreasing $18 million and $219 million compared to the same periods in the prior year. For both the three and nine months ended September 30, 2024, net interest income was negatively impacted by higher funding costs due to increases in market interest rates and deposit balance migration into higher yielding products as well as decreases in the average balances of commercial and industrial loans. These negative impacts were partially offset by increases in the average balances of other short-term investments and increases in yields on

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
average interest-earning assets. Net interest margin on an FTE basis (non-GAAP) was 2.90% and 2.88% for the three and nine months ended September 30, 2024, respectively, compared to 2.98% and 3.12% for the comparable periods in the prior year.

The provision for credit losses was $160 million and $351 million for the three and nine months ended September 30, 2024, respectively, compared to $119 million and $460 million during the same periods in the prior year. Provision expense for the three months ended September 30, 2024 was affected by factors that caused an increase in the ACL from June 30, 2024, primarily including the recognition of specific reserves on individually evaluated commercial and industrial loans, slight deterioration in the economic forecast and changes in loan mix. The provision for credit losses for the nine months ended September 30, 2024 was affected by factors that caused a decrease in the ACL from December 31, 2023, including improvement in the economic forecast used to calculate the ACL and lower period-end loan and lease balances. Net losses charged-off as a percent of average portfolio loans and leases were 0.48% and 0.41% for the three months ended September 30, 2024 and 2023, respectively, and 0.45% and 0.32% for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.62% and 0.59%, respectively. For more information on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income decreased $4 million and $20 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily due to decreases in other noninterest income, leasing business revenue and mortgage banking net revenue, partially offset by increases in wealth and asset management revenue, services charges on deposits and net securities gains.

Noninterest expense increased $56 million and $57 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily due to increases in compensation and benefits expense, other noninterest expense and technology and communications expense, partially offset by decreases in leasing business expense and marketing expense.

For more information on net interest income, provision for credit losses, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of September 30, 2024. As of September 30, 2024, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 10.75%;
•Tier 1 risk-based capital ratio: 12.07%;
•Total risk-based capital ratio: 14.13%;
•Leverage ratio: 9.11%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Net interest income (U.S. GAAP)	$1,421	1,438	4,192	4,411
Add: FTE adjustment	6	7	18	18
Net interest income on an FTE basis (1)	$1,427	1,445	4,210	4,429
Net interest income on an FTE basis (annualized) (2)	5,677	5,733	5,624	5,922

Interest income (U.S. GAAP)	$2,669	2,529	7,897	7,113
Add: FTE adjustment	6	7	18	18
Interest income on an FTE basis	$2,675	2,536	7,915	7,131
Interest income on an FTE basis (annualized) (3)	10,642	10,061	10,573	9,534

Interest expense (annualized) (4)	$4,965	4,328	4,949	3,613
Noninterest income (5)	711	715	2,117	2,137
Noninterest expense (6)	1,244	1,188	3,807	3,750
Average interest-earning assets (7)	195,836	192,216	195,231	189,578
Average interest-bearing liabilities (8)	147,092	139,779	146,664	134,588

Ratios:
Net interest margin on an FTE basis (2) / (7)	2.90%	2.98	2.88	3.12
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.05	2.13	2.05	2.35
Efficiency ratio on an FTE basis (6) / ((1) + (5))	58.2	55.0	60.2	57.1

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Net income available to common shareholders (U.S. GAAP)	$532	623	1,573	1,719
Add: Intangible amortization, net of tax	7	8	21	26
Tangible net income available to common shareholders	$539	631	1,594	1,745
Tangible net income available to common shareholders (annualized) (1)	2,144	2,503	2,129	2,333

Average Bancorp shareholders’ equity (U.S. GAAP)	$20,251	17,305	19,232	17,873
Less: Average preferred stock	2,116	2,116	2,116	2,116
Average goodwill	4,918	4,919	4,918	4,917
Average intangible assets	103	141	112	152
Average tangible common equity (2)	$13,114	10,129	12,086	10,688

Return on average tangible common equity (1) / (2)	16.3%	24.7	17.6	21.8

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	September 30, 2024	December 31, 2023
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$20,784	19,172
Less: Preferred stock	2,116	2,116
Goodwill	4,918	4,919
Intangible assets	98	125
AOCI	(3,446)	(4,487)
Tangible common equity, excluding AOCI (1)	$17,098	16,499
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$19,214	18,615

Total Assets (U.S. GAAP)	$214,318	214,574
Less: Goodwill	4,918	4,919
Intangible assets	98	125
AOCI, before tax	(4,362)	(5,680)
Tangible assets, excluding AOCI (3)	$213,664	215,210

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	8.99%	8.65
Tangible common equity as a percentage of tangible assets (1) / (3)	8.00	7.67

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of a significant accounting standard issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the valuation techniques or models during the nine months ended September 30, 2024.

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

Tables 5 and 6 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2024 and 2023, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.4 billion and $4.2 billion for the three and nine months ended September 30, 2024, respectively, decreasing $18 million and $219 million compared to the same periods in the prior year. For both the three and nine months ended September 30, 2024, net interest income was negatively impacted by higher funding costs due to increases in market interest rates and deposit balance migration into higher yielding products as well as decreases in the average balances of commercial and industrial loans. These negative impacts were partially offset by increases in the average balances of other short-term investments and increases in yields on average interest-earning assets.

Net interest rate spread on an FTE basis (non-GAAP) was 2.05% for both the three and nine months ended September 30, 2024, compared to 2.13% and 2.35% for the three and nine months ended September 30, 2023, respectively. Rates paid on average interest-bearing liabilities increased 28 bps and 69 bps, partially offset by increases in yields on average interest-earning assets of 20 bps and 39 bps for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023.

Net interest margin on an FTE basis (non-GAAP) was 2.90% and 2.88% for the three and nine months ended September 30, 2024, respectively, compared to 2.98% and 3.12% for the comparable periods in the prior year. Net interest margin for the three and nine months ended September 30, 2024 was primarily impacted by the previously mentioned impacts of higher market interest rates, migration of average balances of deposits from demand deposits to interest-bearing deposits and decreases in average balances of loans and leases. Net interest margin results are expected to modestly increase over the next several quarters driven by fixed-rate asset repricing and moderating deposit costs. However, net interest margin may be negatively impacted by increased deposit competition or higher levels of cash and other short-term investments.

Interest income on an FTE basis (non-GAAP) from loans and leases increased $11 million and $195 million during the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023 primarily driven by increases in yields on loans and leases, partially offset by decreases in average balances of commercial and industrial loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments increased $128 million and $589 million during the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023 primarily due to increases in the average balances of other short-term investments. The increase for the nine months ended September 30, 2024 was also driven by an increase in yields on average taxable securities.

Interest expense on average core deposits increased $153 million and $905 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023 primarily due to increases in the cost of average interest-bearing core deposits to 297 bps and 295 bps for the three and nine months ended September 30, 2024, respectively, from 265 bps and 219

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
bps for the three and nine months ended September 30, 2023, respectively, as a result of higher short-term interest rates and greater competition for deposits. The increases for the three and nine months ended September 30, 2024 were also driven by increases in the average balances of interest-bearing core deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $4 million and $98 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023 primarily due to increases in the average balances of long-term debt. The increase for the three months ended September 30, 2024 was partially offset by a decrease in the average balances of CDs over $250,000. The increase for the nine months ended September 30, 2024 was also driven by an increase in the rates paid on average long-term debt, partially offset by a decrease in the average balances of FHLB advances. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. Average wholesale funding represented 16% of average interest-bearing liabilities for both the three and nine months ended September 30, 2024, compared to 17% and 18% for the three and nine months ended September 30, 2023, respectively. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	September 30, 2024			September 30, 2023			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$51,630	929	7.15%	$57,015	1,006	7.00%	$(96)	19	(77)
Commercial mortgage loans	11,488	181	6.26	11,216	173	6.12	4	4	8
Commercial construction loans	5,982	107	7.14	5,540	97	6.93	8	2	10
Commercial leases	2,686	31	4.53	2,618	24	3.75	1	6	7
Total commercial loans and leases	$71,786	1,248	6.91	$76,389	1,300	6.75	$(83)	31	(52)
Residential mortgage loans	17,604	164	3.71	18,019	160	3.52	(4)	8	4
Home equity	4,018	85	8.40	3,897	80	8.17	3	2	5
Indirect secured consumer loans	15,680	214	5.42	15,787	176	4.43	(1)	39	38
Credit card	1,708	60	14.00	1,808	64	14.09	(4)	—	(4)
Solar energy installation loans	3,990	81	8.12	3,245	53	6.42	13	15	28
Other consumer loans	2,629	62	9.37	3,121	70	8.93	(11)	3	(8)
Total consumer loans	$45,629	666	5.81	$45,877	603	5.22	$(4)	67	63
Total loans and leases	$117,415	1,914	6.48%	$122,266	1,903	6.18%	$(87)	98	11
Securities:
Taxable	55,329	452	3.25	55,519	435	3.10	(2)	19	17
Exempt from income taxes(b)	1,378	11	3.30	1,475	12	3.21	(1)	—	(1)
Other short-term investments	21,714	298	5.47	12,956	186	5.69	120	(8)	112
Total interest-earning assets	$195,836	2,675	5.43%	$192,216	2,536	5.23%	$30	109	139
Cash and due from banks	2,664			2,576
Other assets	17,626			15,920
Allowance for loan and lease losses	(2,288)			(2,327)
Total assets	$213,838			$208,385
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$58,441	497	3.38%	$53,109	426	3.18%	$44	27	71
Savings deposits	17,272	31	0.71	20,511	46	0.89	(7)	(8)	(15)
Money market deposits	37,257	287	3.06	32,072	202	2.50	36	49	85
Foreign office deposits	164	1	1.97	168	1	1.72	—	—	—
CDs $250,000 or less	10,543	108	4.07	9,630	96	3.97	9	3	12
Total interest-bearing core deposits	$123,677	924	2.97	$115,490	771	2.65	$82	71	153
CDs over $250,000	3,499	44	5.08	5,926	73	4.91	(31)	2	(29)
Federal funds purchased	176	2	5.34	181	2	5.31	—	—	—
Securities sold under repurchase agreements	396	2	2.36	352	1	1.46	—	1	1
FHLB advances	2,576	36	5.59	3,726	50	5.26	(16)	2	(14)
Derivative collateral and other borrowed money	52	2	14.76	48	1	7.82	—	1	1
Long-term debt	16,716	238	5.65	14,056	193	5.46	38	7	45
Total interest-bearing liabilities	$147,092	1,248	3.38%	$139,779	1,091	3.10%	$73	84	157
Demand deposits	40,020			44,228
Other liabilities	6,475			7,073
Total liabilities	$193,587			$191,080
Total equity	$20,251			$17,305
Total liabilities and equity	$213,838			$208,385
Net interest income (FTE)(c)		$1,427			$1,445		$(43)	25	(18)
Net interest margin (FTE)(c)			2.90%			2.98%
Net interest rate spread (FTE)(c)			2.05			2.13
Interest-bearing liabilities to interest-earning assets			75.11			72.72
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $6 and $7 for the three months ended September 30, 2024 and 2023, respectively.
(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the nine months ended	September 30, 2024			September 30, 2023			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$52,423	2,795	7.12%	$57,786	2,908	6.73%	$(280)	167	(113)
Commercial mortgage loans	11,394	535	6.27	11,237	493	5.87	7	35	42
Commercial construction loans	5,877	315	7.16	5,527	279	6.74	18	18	36
Commercial leases	2,602	85	4.37	2,661	71	3.59	(1)	15	14
Total commercial loans and leases	$72,296	3,730	6.89	$77,211	3,751	6.50	$(256)	235	(21)
Residential mortgage loans	17,412	474	3.64	18,168	467	3.43	(20)	27	7
Home equity	3,960	248	8.35	3,946	217	7.34	1	30	31
Indirect secured consumer loans	15,410	598	5.18	16,219	508	4.19	(26)	116	90
Credit card	1,736	176	13.53	1,790	188	14.06	(5)	(7)	(12)
Solar energy installation loans	3,900	236	8.08	2,734	116	5.68	60	60	120
Other consumer loans	2,752	189	9.16	3,216	209	8.67	(31)	11	(20)
Total consumer loans	$45,170	1,921	5.68	$46,073	1,705	4.95	$(21)	237	216
Total loans and leases	$117,466	5,651	6.43%	$123,284	5,456	5.92%	$(277)	472	195
Securities:
Taxable	55,196	1,347	3.26	56,127	1,292	3.08	(22)	77	55
Exempt from income taxes(b)	1,395	34	3.28	1,459	35	3.17	(2)	1	(1)
Other short-term investments	21,174	883	5.57	8,708	348	5.34	519	16	535
Total interest-earning assets	$195,231	7,915	5.42%	$189,578	7,131	5.03%	$218	566	784
Cash and due from banks	2,681			2,776
Other assets	17,571			16,405
Allowance for loan and lease losses	(2,309)			(2,231)
Total assets	$213,174			$206,528
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$58,372	1,480	3.39%	$50,782	1,061	2.79%	$173	246	419
Savings deposits	17,707	91	0.69	21,755	118	0.73	(21)	(6)	(27)
Money market deposits	35,791	802	2.99	29,815	419	1.88	97	286	383
Foreign office deposits	156	3	2.16	151	2	1.63	—	1	1
CDs $250,000 or less	10,518	327	4.15	7,537	198	3.51	88	41	129
Total interest-bearing core deposits	$122,544	2,703	2.95	$110,040	1,798	2.19	$337	568	905
CDs over $250,000	4,585	177	5.16	5,222	179	4.57	(24)	22	(2)
Federal funds purchased	202	8	5.39	347	13	4.89	(6)	1	(5)
Securities sold under repurchase agreements	378	6	2.06	347	3	1.13	—	3	3
FHLB advances	2,949	125	5.68	5,035	188	4.99	(86)	23	(63)
Derivative collateral and other borrowed money	55	4	9.50	123	7	8.10	(4)	1	(3)
Long-term debt	15,951	682	5.71	13,474	514	5.09	101	67	168
Total interest-bearing liabilities	$146,664	3,705	3.37%	$134,588	2,702	2.68%	$318	685	1,003
Demand deposits	40,374			47,138
Other liabilities	6,904			6,929
Total liabilities	$193,942			$188,655
Total equity	$19,232			$17,873
Total liabilities and equity	$213,174			$206,528
Net interest income (FTE)(c)		$4,210			$4,429		$(100)	(119)	(219)
Net interest margin (FTE)(c)			2.88%			3.12%
Net interest rate spread (FTE)(c)			2.05			2.35
Interest-bearing liabilities to interest-earning assets			75.12			70.99
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $18 for both the nine months ended September 30, 2024 and 2023.
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

The provision for credit losses was $160 million and $351 million for the three and nine months ended September 30, 2024, respectively, compared to $119 million and $460 million during the same periods in the prior year. Provision expense for the three months ended September 30, 2024 was affected by factors that caused an increase in the ACL from June 30, 2024, primarily including the recognition of specific reserves on individually evaluated commercial and industrial loans, slight deterioration in the economic forecast and changes in loan mix. The provision for credit losses for the nine months ended September 30, 2024 was affected by factors that caused a decrease in the ACL from December 31, 2023, including improvement in the economic forecast used to calculate the ACL and lower period-end loan and lease balances.

The ALLL decreased $17 million from December 31, 2023 to $2.3 billion at September 30, 2024. The ALLL as a percent of portfolio loans and leases was 1.98% at both September 30, 2024 and December 31, 2023. The reserve for unfunded commitments decreased $28 million from December 31, 2023 to $138 million at September 30, 2024. At September 30, 2024, the ACL as a percent of portfolio loans and leases decreased to 2.09%, compared to 2.12% at December 31, 2023.

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

Noninterest Income
Noninterest income decreased $4 million and $20 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023.

The following table presents the components of noninterest income:

TABLE 7: Components of Noninterest Income
	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2024	2023	% Change	2024	2023	% Change
Wealth and asset management revenue	$163	145	12	$483	434	11
Service charges on deposits	161	149	8	467	431	8
Commercial banking revenue	163	154	6	451	461	(2)
Card and processing revenue	106	104	2	316	310	2
Mortgage banking net revenue	50	57	(12)	154	184	(16)
Leasing business revenue	43	58	(26)	120	162	(26)
Other noninterest income	15	55	(73)	103	152	(32)
Securities gains (losses), net	10	(7)	NM	23	3	667
Total noninterest income	$711	715	(1)	$2,117	2,137	(1)

Wealth and asset management revenue
Wealth and asset management revenue increased $18 million and $49 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023 primarily driven by increases in personal asset management revenue and brokerage income. The Bancorp’s trust and registered investment advisory businesses had approximately $635 billion and $547 billion in total assets under care as of September 30, 2024 and 2023, respectively, and managed $69 billion and $57 billion in assets for individuals, corporations and not-for-profit organizations as of September 30, 2024 and 2023, respectively.

Service charges on deposits
Service charges on deposits increased $12 million and $36 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023 primarily due to increases in service charges on commercial deposits. Service charges on commercial deposits were $120 million and $350 million for the three and nine months ended September 30, 2024, respectively, increasing $11 million and $35 million from the same periods in the prior year, primarily due to increases in revenue from commercial payments activities, which include traditional treasury management and embedded payments. Service charges on consumer

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
deposits were $41 million and $117 million for the three and nine months ended September 30, 2024, respectively, compared to $40 million and $116 million for the same periods in the prior year.

Commercial banking revenue
Commercial banking revenue increased $9 million and decreased $10 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. The increase for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily driven by an increase in corporate bond fees, partially offset by a decrease in foreign exchange fees. The decrease for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by decreases in revenue from commercial customer derivatives, foreign exchange fees and loan syndication revenue, partially offset by an increase in corporate bond fees.

Card and processing revenue
Card and processing revenue increased $2 million and $6 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023 primarily due to increases in electronic funds transfer income. The increase for the nine months ended September 30, 2024 also included an increase in credit and debit card interchange, partially offset by increased reward costs.

Mortgage banking net revenue
Mortgage banking net revenue decreased $7 million and $30 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023.

The following table presents the components of mortgage banking net revenue:

TABLE 8: Components of Mortgage Banking Net Revenue
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Origination fees and gains on loan sales	$18	19	50	59
Net mortgage servicing revenue:
Gross mortgage servicing fees	77	79	233	241
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(45)	(41)	(129)	(116)
Net mortgage servicing revenue	32	38	104	125
Total mortgage banking net revenue	$50	57	154	184

Origination fees and gains on loan sales decreased $1 million and $9 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023 primarily driven by the impact of gains recognized during the three and nine months ended September 30, 2023 from sales of forbearance loans that were repurchased from GNMA, partially offset by the impacts of mark-to-market adjustments recognized on held for investment loans measured at fair value. Residential mortgage loan originations increased to $1.9 billion from $1.5 billion for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to the impact of lower market interest rates on originations. Residential mortgage loan originations were $4.6 billion for both the nine months ended September 30, 2024 and 2023.

The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the Bancorp’s non-qualifying hedging strategy:

TABLE 9: Components of Net Valuation Adjustments on MSRs
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$45	(75)	(17)	(110)
Changes in fair value:
Due to changes in inputs or assumptions(a)	(49)	73	1	107
Other changes in fair value(b)	(41)	(39)	(113)	(113)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(45)	(41)	(129)	(116)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Bancorp recognized losses of $90 million and $112 million for the three and nine months ended September 30, 2024, respectively, in mortgage banking net revenue for valuation adjustments on the MSR portfolio, compared to gains of $34 million and losses of $6 million for the same periods in the prior year. The valuation adjustments on the MSR portfolio included a decrease of $49 million and an increase of $1 million for the three and nine months ended September 30, 2024, respectively, and increases of $73 million and $107 million for the three and nine months ended September 30, 2023, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. Mortgage rates decreased during the three and nine months ended September 30, 2024, which caused an increase in prepayment speeds. The fair value of the MSR portfolio decreased $41 million and $113 million for the three and nine months ended September 30, 2024, respectively, and decreased $39 million and $113 million for the three and nine months ended September 30, 2023, respectively, as a result of contractual principal payments and actual prepayment activity.

Further detail on the valuation of MSRs can be found in Note 13 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation of the MSR portfolio. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net gains and losses on these securities were immaterial for both the three and nine months ended September 30, 2024 and 2023.

The Bancorp’s total residential mortgage loans serviced as of September 30, 2024 and 2023 were $112.4 billion and $118.5 billion, respectively, with $95.8 billion and $101.9 billion, respectively, of residential mortgage loans serviced for others.

Leasing business revenue
Leasing business revenue decreased $15 million and $42 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023 primarily driven by decreases in operating lease income, lease remarketing fees and lease syndication revenue.

Other noninterest income
The following table presents the components of other noninterest income:

TABLE 10: Components of Other Noninterest Income
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
BOLI income	$16	15	49	45
Cardholder fees	14	15	41	43
Private equity investment income	12	13	33	39
Banking center income	7	7	20	19
Consumer loan fees	6	5	16	15
Equity method investment income	5	3	13	48
Gains on sale of businesses	1	2	7	—
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(47)	(10)	(87)	(72)
Other, net	1	5	11	15
Total other noninterest income	$15	55	103	152
Other noninterest income decreased $40 million and $49 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023 primarily due to increases in the loss on the swap associated with the sale of Visa, Inc. Class B Shares. The decrease for the nine months ended September 30, 2024 also included a decrease in equity method investment income.

The Bancorp recognized negative valuation adjustments of $47 million and $87 million related to the Visa total return swap during the three and nine months ended September 30, 2024, respectively, compared to negative valuation adjustments of $10 million and $72 million during the three and nine months ended September 30, 2023, respectively. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 23 of the Notes to Condensed Consolidated Financial Statements. Equity method investment income decreased $35 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a gain on the partial disposition of an equity method investment during the second quarter of 2023.

Securities gains (losses), net
Net securities gains were $10 million and $23 million for the three and nine months ended September 30, 2024, respectively, compared to losses of $7 million and gains of $3 million for the three and nine months ended September 30, 2023, respectively. For more information, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expense
Noninterest expense increased $56 million and $57 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year.

The following table presents the components of noninterest expense:

TABLE 11: Components of Noninterest Expense
	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2024	2023	% Change	2024	2023	% Change
Compensation and benefits	$690	629	10	$2,099	2,036	3
Technology and communications	121	115	5	351	347	1
Net occupancy expense	81	84	(4)	251	248	1
Equipment expense	38	37	3	114	110	4
Marketing expense	26	35	(26)	92	96	(4)
Leasing business expense	21	29	(28)	69	94	(27)
Card and processing expense	22	21	5	63	63	—
Other noninterest expense	245	238	3	768	756	2
Total noninterest expense	$1,244	1,188	5	$3,807	3,750	2
Efficiency ratio on an FTE basis(a)	58.2%	55.0		60.2%	57.1
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense increased $61 million and $63 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily driven by increases in performance-based compensation and employee benefits expense. Full-time equivalent employees totaled 18,579 at September 30, 2024 compared to 18,804 at September 30, 2023.

Technology and communications expense increased $6 million and $4 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily driven by increased investments in strategic initiatives and technology modernization.

Marketing expense decreased $9 million and $4 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily due to decreases in advertising costs.

Leasing business expense decreased $8 million and $25 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in depreciation expense associated with operating lease equipment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the components of other noninterest expense:

TABLE 12: Components of Other Noninterest Expense
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
FDIC insurance and other taxes	$35	39	155	122
Loan and lease	34	34	96	99
Losses and adjustments	20	21	69	70
Data processing	21	22	61	66
Dues and subscriptions	15	15	46	46
Travel	15	11	44	45
Securities recordkeeping	14	13	41	38
Postal and courier	12	12	36	35
Cash and coin processing	12	12	36	37
Professional service fees	12	12	35	41
Intangible amortization	8	10	27	32
Other, net	47	37	122	125
Total other noninterest expense	$245	238	768	756

Other noninterest expense increased $7 million and $12 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year.

Other noninterest expense included the impacts of FDIC insurance and other taxes, which increased $33 million for the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to the incremental expenses associated with the Bancorp’s updated estimate of its allocated share of the FDIC’s special assessment, as further discussed in the Overview section of MD&A.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 13: Applicable Income Taxes
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Income before income taxes	$728	846	2,151	2,338
Applicable income tax expense	155	186	457	519
Effective tax rate	21.3%	22.0	21.3	22.2

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

The effective tax rate decreased to 21.3% for the three months ended September 30, 2024 compared to 22.0% for the same period in the prior year primarily related to an increase in tax credits and an increase in excess tax benefits related to share-based compensation. The effective tax rate decreased to 21.3% for the nine months ended September 30, 2024 compared to 22.2% for the same period in the prior year primarily related to the remeasurement of deferred tax assets for changes in certain state tax laws which were enacted during the second quarter of 2024 as well as a decrease in state tax expense associated with the recognition of certain previously unrecognized tax benefits.

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

TABLE 14: Components of Total Loans and Leases (including loans and leases held for sale)
	September 30, 2024		December 31, 2023
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$50,930	43%	$53,311	45%
Commercial mortgage loans	11,428	10	11,276	10
Commercial construction loans	5,997	5	5,621	5
Commercial leases	2,875	3	2,582	2
Total commercial loans and leases	$71,230	61%	$72,790	62%
Consumer loans:
Residential mortgage loans	17,678	15	17,360	15
Home equity	4,074	4	3,916	3
Indirect secured consumer loans	15,942	14	14,965	13
Credit card	1,703	1	1,865	1
Solar energy installation loans	4,078	3	3,728	3
Other consumer loans	2,575	2	2,988	3
Total consumer loans	$46,050	39%	$44,822	38%
Total loans and leases	$117,280	100%	$117,612	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$116,668		$117,234

Total loans and leases, including loans and leases held for sale, decreased $332 million from December 31, 2023 driven by a decrease in commercial loans and leases, partially offset by an increase in consumer loans.

Commercial loans and leases decreased $1.6 billion, or 2%, from December 31, 2023 due to a decrease in commercial and industrial loans, partially offset by increases in commercial construction loans, commercial leases and commercial mortgage loans. Commercial and industrial loans decreased $2.4 billion, or 4%, from December 31, 2023 primarily as a result of payoffs exceeding loan originations. Commercial construction loans increased $376 million, or 7%, from December 31, 2023 as draws on existing commitments and loan originations exceeded payoffs. Commercial leases increased $293 million, or 11%, from December 31, 2023 primarily as a result of an increase in lease originations. Commercial mortgage loans increased $152 million, or 1%, from December 31, 2023 as loan originations exceeded payoffs.

Consumer loans increased $1.2 billion, or 3%, from December 31, 2023 due to increases in indirect secured consumer loans, solar energy installation loans, residential mortgage loans and home equity, partially offset by decreases in other consumer loans and credit card. Indirect secured consumer loans increased $977 million, or 7%, from December 31, 2023 primarily driven by loan production exceeding payoffs. Solar energy installation loans increased $350 million, or 9%, from December 31, 2023 primarily driven by increased loan originations. Residential mortgage loans increased $318 million, or 2%, from December 31, 2023 primarily driven by an increase in loan production. Home equity loans increased $158 million, or 4%, from December 31, 2023 as loan originations and new advances exceeded payoffs. Other consumer loans decreased $413 million, or 14%, from December 31, 2023 primarily driven by paydowns of loans originated in connection with one third-party point-of-sale company with which the Bancorp discontinued the origination of new loans in September 2022. Credit card decreased $162 million, or 9%, from December 31, 2023 primarily due to paydowns of seasonally elevated year-end balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 15: Components of Average Loans and Leases (including average loans and leases held for sale)
	September 30, 2024		September 30, 2023
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$51,630	44%	$57,015	47%
Commercial mortgage loans	11,488	10	11,216	9
Commercial construction loans	5,982	5	5,540	5
Commercial leases	2,686	2	2,618	2
Total commercial loans and leases	$71,786	61%	$76,389	63%
Consumer loans:
Residential mortgage loans	17,604	15	18,019	15
Home equity	4,018	4	3,897	3
Indirect secured consumer loans	15,680	13	15,787	13
Credit card	1,708	2	1,808	1
Solar energy installation loans	3,990	3	3,245	3
Other consumer loans	2,629	2	3,121	2
Total consumer loans	$45,629	39%	$45,877	37%
Total average loans and leases	$117,415	100%	$122,266	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$116,826		$121,630

Average loans and leases, including average loans and leases held for sale, decreased $4.9 billion, or 4%, for the three months ended September 30, 2024 compared to the same period in the prior year driven by decreases in average commercial loans and leases and average consumer loans.

Average commercial loans and leases decreased $4.6 billion, or 6%, for the three months ended September 30, 2024 compared to the same period in the prior year primarily due to a decrease in average commercial and industrial loans, partially offset by increases in average commercial construction loans and average commercial mortgage loans. Average commercial and industrial loans decreased $5.4 billion, or 9%, for the three months ended September 30, 2024 compared to the same period in the prior year primarily as a result of a planned reduction in balances in the second half of 2023. Average commercial construction loans increased $442 million, or 8%, for the three months ended September 30, 2024 compared to the same period in the prior year as draws on existing commitments and loan originations exceeded payoffs.
Average commercial mortgage loans increased $272 million, or 2%, for the three months ended September 30, 2024 compared to the same period in the prior year as loan originations exceeded payoffs.

Average consumer loans decreased $248 million, or 1%, for the three months ended September 30, 2024 compared to the same period in the prior year primarily due to decreases in average other consumer loans and average residential mortgage loans, partially offset by an increase in average solar energy installation loans. Average other consumer loans decreased $492 million, or 16%, for the three months ended September 30, 2024 compared to the same period in the prior year primarily driven by paydowns of loans originated in connection with one third-party point-of-sale company with which the Bancorp discontinued the origination of new loans in September 2022. Average residential mortgage loans decreased $415 million, or 2%, for the three months ended September 30, 2024 compared to the same period in the prior year primarily as a result of a planned reduction in balances in the second half of 2023 and a decrease in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average solar energy installation loans increased $745 million, or 23%, for the three months ended September 30, 2024 compared to the same period in the prior year primarily due to increased loan originations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $53.4 billion and $51.9 billion at September 30, 2024 and December 31, 2023, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 3.9 at September 30, 2024 compared to 4.8 at December 31, 2023. The taxable held-to-maturity securities portfolio had an effective duration of 5.6 at September 30, 2024.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading typically when bought and held principally for the purpose of selling them in the near term. At September 30, 2024, the Bancorp’s investment securities portfolio consisted primarily of AAA-rated available-for-sale debt and other securities and held-to-maturity securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt and other securities and held-to-maturity securities at both September 30, 2024 and December 31, 2023.

At both September 30, 2024 and December 31, 2023, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during both the three and nine months ended September 30, 2024 and 2023.

The Bancorp recognized impairment losses on available-for-sale debt and other securities of $11 million and $21 million during the three and nine months ended September 30, 2024, respectively, compared with impairment losses of $1 million and $5 million during the three and nine months ended September 30, 2023, respectively. These losses were included in securities gains (losses), net, in the Condensed Consolidated Statements of Income and related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

The following table summarizes the end of period components of investment securities:

TABLE 16: Components of Investment Securities
As of ($ in millions)	September 30, 2024	December 31, 2023
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$4,354	4,477
Obligations of states and political subdivisions securities	—	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,623	11,564
Agency commercial mortgage-backed securities	24,008	28,945
Non-agency commercial mortgage-backed securities	4,677	4,872
Asset-backed securities and other debt securities	4,315	5,207
Other securities(a)	777	722
Total available-for-sale debt and other securities	$43,754	55,789
Held-to-maturity securities (amortized cost basis):(b)
U.S. Treasury and federal agencies securities	$2,354	—
Mortgage-backed securities:
Agency residential mortgage-backed securities	4,992	—
Agency commercial mortgage-backed securities	4,010	—
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$11,358	2
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$619	647
Obligations of states and political subdivisions securities	86	39
Agency residential mortgage-backed securities	12	6
Asset-backed securities and other debt securities	459	207
Total trading debt securities	$1,176	899
Total equity securities (fair value)	$428	613
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.
(b)Includes a discount of $897 at September 30, 2024 pertaining to the unamortized portion of unrealized losses on HTM securities.

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

The following table presents the estimated future amortization of unrealized losses related to securities transferred from available-for-sale to held-to-maturity. At September 30, 2024, these transferred securities had an estimated weighted-average life of 6.9 years.

TABLE 17: Estimated Amortization of Unrealized Losses on Securities Transferred to Held-to-Maturity
As of September 30, 2024 ($ in millions)
Remainder of 2024	$17
2025	61
2026	75
2027	87
2028	128
Thereafter	529
Unamortized portion of unrealized losses	$897

On an amortized cost basis, available-for-sale debt and other securities and held-to-maturity securities comprised 28% of total interest-earning assets at both September 30, 2024 and December 31, 2023. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 5.1 years and 6.2 years at September 30, 2024 and December 31, 2023, respectively. In addition, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.10% and 3.06% at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the held-to-maturity securities portfolio had an estimated weighted-average life of 6.9 years and a weighted-average yield of 3.41%.

Information presented in Tables 18 and 19 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity.

The fair values of investment securities are impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $3.4 billion and $5.4 billion at September 30, 2024 and December 31, 2023, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Characteristics of Available-for-Sale Debt and Other Securities
As of September 30, 2024 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$1,239	1,238	0.6	5.01%
Average life after one year through five years	3,115	3,112	1.5	5.06
Total	$4,354	4,350	1.2	5.04%
Agency residential mortgage-backed securities:
Average life within one year	3	3	0.7	5.02
Average life after one year through five years	1,252	1,178	3.7	2.87
Average life after five years through ten years	3,604	3,235	6.5	3.05
Average life after ten years	764	601	11.0	2.91
Total	$5,623	5,017	6.5	2.99%
Agency commercial mortgage-backed securities:(a)
Average life within one year	587	579	0.7	3.15
Average life after one year through five years	10,048	9,538	3.3	2.68
Average life after five years through ten years	10,506	9,184	7.4	2.61
Average life after ten years	2,867	2,418	12.1	2.74
Total	$24,008	21,719	6.1	2.67%
Non-agency commercial mortgage-backed securities:
Average life within one year	1,312	1,297	0.5	3.22
Average life after one year through five years	1,498	1,443	2.5	3.20
Average life after five years through ten years	1,867	1,659	7.0	2.77
Total	$4,677	4,399	3.7	3.04%
Asset-backed securities and other debt securities:
Average life within one year	835	826	0.5	3.55
Average life after one year through five years	2,687	2,563	3.0	3.66
Average life after five years through ten years	768	722	6.0	4.28
Average life after ten years	25	23	16.5	6.57
Total	$4,315	4,134	3.1	3.76%
Other securities	777	777
Total available-for-sale debt and other securities	$43,754	40,396	5.1	3.10%
(a)Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.18% and 0.03% for securities with an average life between 5 and 10 years, average life greater than 10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 19: Characteristics of Held-to-Maturity Securities
As of September 30, 2024 ($ in millions)	Amortized Cost(b)	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life after one year through five years	$2,354	2,379	3.3	2.44%
Total	$2,354	2,379	3.3	2.44%
Agency residential mortgage-backed securities:
Average life after five years through ten years	4,992	5,066	8.6	3.41
Total	$4,992	5,066	8.6	3.41%
Agency commercial mortgage-backed securities:(a)
Average life within one year	38	38	0.5	3.60
Average life after one year through five years	717	727	3.5	3.80
Average life after five years through ten years	2,778	2,842	7.1	3.92
Average life after ten years	477	500	11.3	4.68
Total	$4,010	4,107	6.9	3.98%
Asset-backed securities and other debt securities:
Average life after ten years	2	2	11.1	8.55
Total	$2	2	11.1	8.55%
Total held-to-maturity securities	$11,358	11,554	6.9	3.41%
(a)Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.01%, 0.59% and 0.08% for securities with an average life between 1 and 5 years, average life between 5 and 10 years, average life greater than 10 years and in total, respectively.
(b)Includes a discount of $897 at September 30, 2024 pertaining to the unamortized portion of unrealized losses on HTM securities.

Other Short-Term Investments
Other short-term investments have original maturities less than one year and primarily include interest-bearing balances that are funds on deposit at the FRB or other depository institutions. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $21.7 billion at September 30, 2024, a decrease of $353 million from December 31, 2023. This decrease was primarily associated with decreases in total borrowings during the nine months ended September 30, 2024, partially offset by a decrease in loan and lease balances during the same period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 77% of average total assets for both the three months ended September 30, 2024 and 2023.

The following table presents the end of period components of deposits:

TABLE 20: Components of Deposits
	September 30, 2024		December 31, 2023
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$41,393	25%	$43,146	26%
Interest checking	58,572	35	57,257	34
Savings	16,990	10	18,215	11
Money market	37,482	22	34,374	20
Foreign office	155	—	162	—
Total transaction deposits	$154,592	92	$153,154	91
CDs $250,000 or less	10,480	6	10,552	6
Total core deposits	$165,072	98	$163,706	97
CDs over $250,000(a)	3,268	2	5,206	3
Total deposits	$168,340	100%	$168,912	100%
(a)Includes $2.3 billion and $4.4 billion of retail brokered CDs which are fully covered by FDIC insurance as of September 30, 2024 and December 31, 2023, respectively.

Core deposits increased $1.4 billion, or 1%, from December 31, 2023 primarily due to an increase in transaction deposits, partially offset by a decrease in CDs $250,000 or less. Transaction deposits increased $1.4 billion, or 1%, from December 31, 2023 primarily driven by increases in money market deposits and interest checking deposits, partially offset by decreases in demand deposits and savings deposits. In response to the higher interest rate environment, deposit balances have migrated from noninterest-bearing products or lower interest-bearing products into higher interest-bearing products. Money market deposits increased $3.1 billion, or 9%, from December 31, 2023 primarily as a result of higher balances per consumer customer account due to higher offering rates and the aforementioned balance migration. Interest checking deposits increased $1.3 billion, or 2%, from December 31, 2023 primarily as a result of the aforementioned balance migration, partially offset by lower balances per customer account. Demand deposits decreased $1.8 billion, or 4%, from December 31, 2023 primarily as a result of the aforementioned balance migration and lower balances per consumer customer account. Savings deposits decreased $1.2 billion, or 7%, from December 31, 2023 primarily due to lower average balances per consumer customer account, driven by increased consumer spending and the impact of consumer preferences for products with higher offering rates. CDs $250,000 or less decreased $72 million, or 1%, from December 31, 2023 primarily due to maturities which outpaced new issuances given current market conditions.

CDs over $250,000 decreased $1.9 billion, or 37%, from December 31, 2023 primarily due to maturities of retail brokered CDs.

The following table presents the components of average deposits for the three months ended:

TABLE 21: Components of Average Deposits
	September 30, 2024		September 30, 2023
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$40,020	24%	$44,228	27%
Interest checking	58,441	35	53,109	32
Savings	17,272	10	20,511	12
Money market	37,257	23	32,072	19
Foreign office	164	—	168	—
Total transaction deposits	$153,154	92	$150,088	90
CDs $250,000 or less	10,543	6	9,630	6
Total core deposits	$163,697	98	$159,718	96
CDs over $250,000(a)	3,499	2	5,926	4
Total average deposits	$167,196	100%	$165,644	100%
(a)Includes $2.6 billion and $5.2 billion of retail brokered CDs which are fully covered by FDIC insurance for the three months ended September 30, 2024 and 2023, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
On an average basis, core deposits increased $4.0 billion, or 2%, for the three months ended September 30, 2024 compared to the same period in the prior year due to increases in average transaction deposits and average CDs $250,000 or less. In response to the higher interest rate environment, deposit balances have migrated from noninterest-bearing products or lower interest-bearing products into higher interest-bearing products. Average transaction deposits increased $3.1 billion, or 2%, for the three months ended September 30, 2024 compared to the same period in the prior year primarily driven by increases in average interest checking deposits and average money market deposits, partially offset by decreases in average demand deposits and average savings deposits. Average interest checking deposits increased $5.3 billion, or 10%, for the three months ended September 30, 2024 compared to the same period in the prior year primarily as a result of the aforementioned balance migration as well as average commercial balance growth, partially offset by lower average balances per consumer customer account. Average money market deposits increased $5.2 billion, or 16%, for the three months ended September 30, 2024 compared to the same period in the prior year primarily as a result of higher average balances per consumer customer account due to higher offering rates and the aforementioned balance migration. Average demand deposits decreased $4.2 billion, or 10%, for the three months ended September 30, 2024 compared to the same period in the prior year primarily as a result of the aforementioned balance migration and lower average balances per consumer customer account. Average savings deposits decreased $3.2 billion, or 16%, for the three months ended September 30, 2024 compared to the same period in the prior year primarily due to lower average balances per consumer customer account, driven by increased consumer spending and the impact of consumer preferences for products with higher offering rates. Average CDs $250,000 or less increased $913 million, or 9%, for the three months ended September 30, 2024 compared to the same period in the prior year primarily due to higher offering rates.

Average CDs over $250,000 decreased $2.4 billion, or 41%, for the three months ended September 30, 2024 compared to the same period in the prior year primarily due to maturities of retail brokered CDs.

Contractual maturities
The contractual maturities of CDs as of September 30, 2024 are summarized in the following table:

TABLE 22: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$13,187
13-24 months	506
25-36 months	33
37-48 months	9
49-60 months	10
After 60 months	3
Total CDs	$13,748
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all FDIC requirements are met. All deposits that an account owner has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of September 30, 2024 and December 31, 2023, approximately $96.7 billion, or 57%, and $97.6 billion, or 58%, respectively, of the Bancorp’s domestic deposits were estimated to be insured. As of September 30, 2024 and December 31, 2023, approximately $71.5 billion and $71.1 billion, respectively, of the Bancorp’s domestic deposits were estimated to be uninsured. At September 30, 2024 and December 31, 2023, approximately $1.0 billion and $1.9 billion, respectively, of time deposits were estimated to be uninsured. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 14% and 13% for the three months ended September 30, 2024 and 2023, respectively.

The following table summarizes the end of period components of borrowings:

TABLE 23: Components of Borrowings
As of ($ in millions)	September 30, 2024	December 31, 2023
Federal funds purchased	$169	193
Other short-term borrowings	1,424	2,861
Long-term debt	17,096	16,380
Total borrowings	$18,689	19,434

Total borrowings decreased $745 million, or 4%, from December 31, 2023 primarily due to a decrease in other short-term borrowings partially offset by an increase in long-term debt. Other short-term borrowings decreased $1.4 billion from December 31, 2023 primarily due to the maturity of FHLB advances, which were not replaced due to reduced short-term funding needs. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements. Long-term debt increased $716 million from December 31, 2023 primarily due to the issuances of senior fixed-rate/floating-rate notes in January and September of 2024 totaling $1.8 billion, long-term FHLB advances of $1.5 billion and fair value adjustments of $76 million associated with hedged long-term debt. These increases were partially offset by the redemptions or maturities of $2.3 billion of notes and $382 million of paydowns associated with loan securitizations.

The following table summarizes components of average borrowings for the three months ended:

TABLE 24: Components of Average Borrowings
($ in millions)	September 30, 2024	September 30, 2023
Federal funds purchased	$176	181
Other short-term borrowings	3,024	4,126
Long-term debt	16,716	14,056
Total average borrowings	$19,916	18,363

Total average borrowings increased $1.6 billion, or 8%, for the three months ended September 30, 2024 compared to the same period in the prior year primarily due to an increase in average long-term debt, partially offset by a decrease in average other short-term borrowings. Average long-term debt increased $2.7 billion for the three months ended September 30, 2024 compared to the same period in the prior year primarily driven by long-term debt transactions occurring since September 30, 2023, including the issuances of senior fixed-rate/floating-rate notes in January and September of 2024 totaling $1.8 billion, long-term FHLB advances of $3.0 billion and fair value adjustments of $290 million associated with hedged long-term debt. These increases were partially offset by redemptions or maturities of $2.3 billion of notes and $520 million of paydowns associated with loan securitizations since September 30, 2023. Average other short-term borrowings decreased $1.1 billion for the three months ended September 30, 2024 compared to the same period in the prior year primarily due to increased long-term debt which reduced the need for short-term funding during the period. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

During the first quarter of 2024, the Bancorp eliminated certain revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking. As a result, the results of operations for the Wealth and Asset Management segment for the three and nine months ended September 30, 2023 were adjusted to reflect the impact of the elimination of these revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets increased since December 31, 2023 as they were affected by the prevailing level of interest rates and repricing characteristics of the portfolio. The credit rates for deposit products decreased modestly since December 31, 2023 due to modified assumptions and an inverted yield curve. As a result, net interest income for each segment was negatively impacted during the nine months ended September 30, 2024 as a result of these updates to FTP charge and credit rates.

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

The following table summarizes net income (loss) by business segment:

TABLE 25: Net Income (Loss) by Business Segment
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Commercial Banking	$393	718	1,080	2,009
Consumer and Small Business Banking	497	739	1,524	2,145
Wealth and Asset Management	42	79	136	226
General Corporate and Other	(359)	(876)	(1,046)	(2,561)
Net income	$573	660	1,694	1,819

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 26: Commercial Banking
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Income Statement Data
Net interest income (FTE)(a)	$673	1,012	2,023	3,017
Provision for credit losses	76	—	284	37
Noninterest income:
Commercial banking revenue	162	154	446	459
Service charges on deposits	104	95	307	275
Leasing business revenue	43	58	120	162
Other noninterest income	48	46	131	130
Noninterest expense:
Compensation and benefits	151	156	496	499
Leasing business expense	21	29	69	94
Other noninterest expense	298	293	863	923
Income before income taxes (FTE)	$484	887	1,315	2,490
Applicable income tax expense(a)(b)	91	169	235	481
Net income	$393	718	1,080	2,009
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$66,814	72,028	67,492	73,142
Demand deposits	18,005	21,581	18,329	23,862
Interest checking deposits	40,735	34,313	39,786	30,629
Savings deposits	138	170	145	188
Money market deposits	5,607	5,095	5,454	4,906
Foreign office deposits	164	168	156	151
Certificates of deposit	39	83	51	55
(a)Includes FTE adjustments of $4 and $5 for the three months ended September 30, 2024 and 2023, respectively, and $11 for both the nine months ended September 30, 2024 and 2023.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $393 million and $1.1 billion for the three and nine months ended September 30, 2024, respectively, compared to $718 million and $2.0 billion for the same periods in the prior year. The decreases for both periods were primarily driven by decreases in net interest income on an FTE basis and increases in provision for credit losses. The decrease for the nine months ended September 30, 2024 was also impacted by a decrease in noninterest income, partially offset by a decrease in noninterest expense.

Net interest income on an FTE basis decreased $339 million and $994 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily driven by increases in average balances of and rates paid on interest checking deposits and money market deposits, decreases in FTP credits on deposits and decreases in average balances of commercial and industrial loans, partially offset by increases in yields on average commercial loans. Net interest income for the three months ended September 30, 2024 was positively impacted by a decrease in FTP charges on commercial loans and leases, which was primarily attributable to lower average balances. Net interest income for the nine months ended September 30, 2024 was negatively impacted by an increase in FTP charges, which was primarily attributable to higher FTP charge rates, partially offset by lower average balances.

Provision for credit losses increased $76 million and $247 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily driven by increases in the allocated provision for credit losses related to commercial criticized assets as well as increases in net charge-offs on commercial and industrial loans. Annualized net charge-offs as a percent of average portfolio loans and leases increased to 39 bps and 34 bps for the three and nine months ended September 30, 2024, respectively, compared to 12 bps and 13 bps for the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest income increased $4 million and decreased $22 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2024 was primarily driven by increases in service charges on deposits and commercial banking revenue, partially offset by a decrease in leasing business revenue. The decrease for the nine months ended September 30, 2024 was primarily driven by decreases in leasing business revenue and commercial banking revenue, partially offset by an increase in service charges on deposits. Leasing business revenue decreased $15 million and $42 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in operating lease income, lease remarketing fees and lease syndication fees. Commercial banking revenue increased $8 million and decreased $13 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2024 compared to the same period in the prior year was primarily driven by an increase in corporate bond fees, partially offset by a decrease in foreign exchange fees. The decrease for the nine months ended September 30, 2024 compared to the same period in the prior year was primarily driven by decreases in revenue from commercial customer derivatives, foreign exchange fees and loan syndication revenue, partially offset by an increase in corporate bond fees. Service charges on deposits increased $9 million and $32 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily due to increases in revenue from commercial payments activities, which include traditional treasury management and embedded payments.

Noninterest expense decreased $8 million and $88 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2024 was primarily driven by a decrease in leasing business expense, partially offset by an increase in other noninterest expense. The decrease for the nine months ended September 30, 2024 was driven by decreases in other noninterest expense and leasing business expense. Other noninterest expense increased $5 million for the three months ended September 30, 2024 compared to the same period in the prior year primarily due to an increase in credit valuation adjustments on derivatives associated with customer accommodation contracts. Other noninterest expense decreased $60 million for the nine months ended September 30, 2024 compared to the same period in the prior year primarily driven by a decrease in allocated expenses. Leasing business expense decreased $8 million and $25 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in depreciation expense associated with operating lease equipment.

Average commercial loans and leases decreased $5.2 billion and $5.7 billion for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily due to decreases in average commercial and industrial loans. Average commercial and industrial loans decreased for the three and nine months ended September 30, 2024 compared to the same periods in the prior year primarily as a result of a planned reduction in balances in the second half of 2023.

Average deposits increased $3.3 billion and $4.1 billion for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily due to increases in average interest checking deposits and average money market deposits, partially offset by decreases in average demand deposits. In response to the higher interest rate environment, deposit balances have generally migrated from noninterest-bearing products or lower interest-bearing products into higher interest-bearing products. This migration contributed to increases in average interest checking deposits of $6.4 billion and $9.2 billion for the three and nine months ended September 30, 2024, respectively, and increases in average money market deposits of $512 million and $548 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year, along with a decrease in average demand deposits of $3.6 billion and $5.5 billion for the three and nine months ended September 30, 2024, respectively.

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

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 27: Consumer and Small Business Banking
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Income Statement Data
Net interest income	$1,031	1,390	3,210	4,016
Provision for credit losses	78	105	232	221
Noninterest income:
Card and processing revenue	78	78	232	231
Wealth and asset management revenue	64	53	185	159
Service charges on deposits	56	55	159	159
Mortgage banking net revenue	50	57	153	184
Other noninterest income	32	31	90	86
Noninterest expense:
Compensation and benefits	206	217	666	663
Net occupancy and equipment expense	65	63	197	188
Card and processing expense	20	19	57	57
Other noninterest expense	313	325	948	992
Income before income taxes	$629	935	1,929	2,714
Applicable income tax expense	132	196	405	569
Net income	$497	739	1,524	2,145
Average Balance Sheet Data
Consumer loans, including held for sale	$42,912	43,017	42,459	43,176
Commercial loans	3,521	2,987	3,361	2,742
Demand deposits	21,092	21,620	21,036	22,163
Interest checking deposits	10,611	11,750	10,937	12,647
Savings deposits	14,155	16,245	14,626	17,582
Money market deposits	31,165	26,452	29,858	24,275
Certificates of deposit	11,200	10,240	11,229	7,980
Net income was $497 million and $1.5 billion for the three and nine months ended September 30, 2024, respectively, compared to $739 million and $2.1 billion for the same periods in the prior year. The decrease for three months ended September 30, 2024 was primarily driven by a decrease in net interest income, partially offset by decreases in provision for credit losses and noninterest expense. The decrease for the nine months ended September 30, 2024 was primarily driven by a decrease in net interest income and an increase in provision for credit losses, partially offset by a decrease in noninterest expense.

Net interest income decreased $359 million and $806 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily due to increases in rates paid on and average balances of interest-bearing deposits, decreases in FTP credits on deposits and increases in FTP charge rates on loans. These negative impacts were partially offset by increases in yields on loans and leases.

Provision for credit losses decreased $27 million and increased $11 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2024 compared to the same period in the prior year was primarily due to a decrease in net charge-offs on commercial and industrial loans, partially offset by an increase in net charge-offs on solar energy installation loans. The increase for the nine months ended September 30, 2024 compared to the same period in the prior year was primarily due to increases in net charge-offs on solar energy installation loans and indirect secured consumer loans, partially offset by a decrease in net charge-offs on commercial and industrial loans. Annualized net charge-offs as a percent

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
of average portfolio loans and leases were 66 bps for both the three and nine months ended September 30, 2024 compared to 90 bps and 65 bps for the same periods in the prior year.

Noninterest income increased $6 million and remained flat for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year, primarily driven by increases in wealth and asset management revenue, partially offset by decreases in mortgage banking net revenue. Wealth and asset management revenue increased $11 million and $26 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily due to increases in broker income and personal asset management revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense decreased $20 million and $32 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in other noninterest expense, partially offset by increases in net occupancy and equipment expense. The decrease for the three months ended September 30, 2024 was also impacted by a decrease in compensation and benefits expense. Other noninterest expense decreased $12 million and $44 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily due to decreases in allocated expenses. The decrease for the three months ended September 30, 2024 was also impacted by a decrease in losses and adjustments. Net occupancy and equipment expense increased $2 million and $9 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily driven by the Bancorp’s expansion into Southeast markets. Compensation and benefits expense decreased $11 million for the three months ended September 30, 2024 compared to the same period in the prior year primarily driven by a decrease in base compensation.

Average consumer loans decreased $105 million and $717 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily due to decreases in average indirect secured consumer loans, average residential mortgage loans and average other consumer loans, partially offset by an increase in average solar energy installation loans. Average indirect secured consumer loans decreased for the three and nine months ended September 30, 2024 compared to the same periods in the prior year primarily driven by paydowns exceeding loan originations and a planned reduction in balances in the second half of 2023. Average residential mortgage loans decreased for the three and nine months ended September 30, 2024 compared to the same periods in the prior year primarily as a result of a planned reduction in balances in the second half of 2023 and a decrease in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average other consumer loans decreased for the three and nine months ended September 30, 2024 compared to the same periods in the prior year primarily driven by the paydowns of loans originated in connection with one third-party point-of-sale company with which the Bancorp discontinued the origination of new loans in September of 2022. Average solar energy installation loans increased for the three and nine months ended September 30, 2024 compared to the same periods in the prior year primarily due to increased loan originations. Average commercial loans increased $534 million and $619 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily driven by increases in average commercial mortgage loans and average commercial construction loans as loan originations exceeded payoffs. The increase for the for the nine months ended September 30, 2024 was also impacted by an increase in average commercial and industrial loans as loan originations exceeded payoffs.

Average deposits increased $1.9 billion and $3.0 billion for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily driven by increases in average money market deposits and average certificates of deposit, partially offset by decreases in average savings deposits, average interest checking deposits and average demand deposits. Average money market deposits increased $4.7 billion and $5.6 billion for the three and nine months ended September 30, 2024, respectively, and average certificates of deposit increased $960 million and $3.2 billion for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily due to higher offering rates and higher average balances per customer account as well as balance migration from demand deposits, interest checking deposits and savings deposits. Average savings deposits decreased $2.1 billion and $3.0 billion, average interest checking deposits decreased $1.1 billion and $1.7 billion and average demand deposits decreased $528 million and $1.1 billion for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily as a result of lower average balances per customer account as well as balance migration into certificates of deposit and money market accounts.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 28: Wealth and Asset Management
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Income Statement Data
Net interest income	$50	98	162	294
Provision for credit losses	—	1	—	1
Noninterest income:
Wealth and asset management revenue	98	92	296	273
Other noninterest income	1	2	6	5
Noninterest expense:
Compensation and benefits	54	53	168	169
Other noninterest expense	41	37	124	117
Income before income taxes	$54	101	172	285
Applicable income tax expense	12	22	36	59
Net income	$42	79	136	226
Average Balance Sheet Data
Loans and leases, including held for sale	$4,128	4,388	4,113	4,427
Deposits	10,513	10,634	10,585	11,253
Net income was $42 million and $136 million for the three and nine months ended September 30, 2024, respectively, compared to $79 million and $226 million for the same periods in the prior year. The decreases for both periods were primarily driven by decreases in net interest income, partially offset by increases in noninterest income.
Net interest income decreased $48 million and $132 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in FTP credits on deposits and increases in rates paid on average deposits.

Noninterest income increased $5 million and $24 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily due to increases in wealth and asset management revenue, which increased $6 million and $23 million for the three and nine months ended September 30, 2024, respectively, driven by increases in personal asset management revenue.

Average loans and leases decreased $260 million and $314 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily driven by decreases in average commercial and industrial loans, average residential mortgage loans, average other consumer loans and average home equity loans as payoffs exceeded loan production.

Average deposits decreased $121 million and $668 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year, primarily driven by decreases in average interest checking deposits, average demand deposits and average money market deposits as a result of lower average balances per customer account, partially offset by increases in average savings deposits and average certificates of deposit.

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

Net interest income on an FTE basis increased $728 million and $1.7 billion for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily driven by increases in interest income on other short-term investments and increases in FTP charges on loans and leases allocated to the business segments as well as decreases in FTP credits on deposits allocated to the business segments. These positive impacts were partially offset by increases in interest expense on long-term debt. The increases in FTP charges allocated to the business segments were driven by increases in market interest rates, primarily across the fixed-rate asset portfolios. The decreases in FTP credits allocated to the business segments were driven by lower assumed liquidity premiums from deposit portfolios. Under the Bancorp’s internal reporting methodology, the Bancorp insulates the business segments from interest rate risk associated

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
with fixed-rate lending by transferring this risk to General Corporate and Other through the FTP methodology. As a result, the amount of FTP credits on deposits earned by the business segments generally increases or decreases at a faster pace than the amount of allocated FTP charges on loans and leases.

The provision for credit losses was $6 million and the benefit from credit losses was $165 million for the three and nine months ended September 30, 2024, respectively, compared to provision for credit losses of $13 million and $201 million for the same periods in the prior year. The benefit from credit losses for the nine months ended September 30, 2024 was primarily driven by increases in allocations to the business segments.

Noninterest income decreased $19 million and $22 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily driven by increases in the loss recognized on the swap associated with the sale of Visa, Inc. Class B Shares. The decrease for the nine months ended September 30, 2024 also included a decrease in equity method investment income, primarily due to a gain on the partial disposition of an equity method investment during the second quarter of 2023.

Noninterest expense increased $79 million and $171 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year, driven by increases in compensation and benefits expense, which were primarily attributable to increases in performance-based compensation, base compensation and employee benefits expense. The increase for the nine months ended September 30, 2024 compared to the same period in the prior year was also impacted by an increase in other noninterest expense, which was primarily attributable to a decrease in corporate overhead allocations from General Corporate and Other to the other business segments, as well as the incremental expenses associated with the Bancorp’s updated estimate of its allocated share of the FDIC’s special assessment.

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

The Bancorp is closely monitoring various economic factors and their impacts on commercial borrowers, including, but not limited to, the level of inflation, labor and supply chain issues, volatility and changes in consumer discretionary spending patterns, including debt and default levels. Additionally, despite recent cuts, borrowers are expected to experience lingering effects from higher-for-longer interest rates. The Bancorp maintains focus on disciplined client selection, adherence to underwriting policy and attention to concentrations.

The Bancorp provides loans to a variety of customers ranging from large multinational firms to middle market businesses, sole proprietors and high net worth individuals. The origination policies for commercial loans and leases outline the risks and underwriting requirements for businesses in various industries. Included in the policies are maturity and amortization terms, collateral and leverage requirements, cash flow coverage measures and hold limits. The Bancorp aligns credit and sales teams with specific industry and regional expertise to better monitor and manage different industry and geographic segments of the portfolio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 29: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	September 30, 2024			December 31, 2023
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$12,969	19,616	6	12,558	19,679	4
Financial services and insurance	9,712	20,085	1	9,998	21,022	—
Manufacturing	9,103	18,975	57	9,010	19,101	54
Healthcare	5,488	8,081	73	5,485	7,831	13
Business services	5,312	9,734	53	5,917	10,339	50
Wholesale trade	5,130	10,327	18	5,259	10,414	6
Accommodation and food	4,254	6,597	19	4,326	6,946	25
Retail trade	3,565	8,580	47	3,953	9,847	85
Communication and information	3,201	6,084	—	3,191	6,482	60
Construction	2,725	6,401	7	2,656	6,391	10
Mining	2,568	6,269	33	2,813	5,940	—
Transportation and warehousing	2,232	4,035	5	2,382	4,326	5
Utilities	1,786	3,426	—	1,850	3,493	—
Entertainment and recreation	1,611	2,917	5	1,687	2,964	8
Other services	1,132	1,652	5	1,181	1,680	6
Agribusiness	220	533	5	300	614	—
Public administration	110	178	—	151	240	—
Individuals	12	26	—	29	77	—
Total	$71,130	133,516	334	72,746	137,386	326
By Loan Size:
Less than $1 million	5%	5	20	4	4	19
$1 million to $5 million	7	5	15	7	6	11
$5 million to $10 million	5	4	8	5	4	5
$10 million to $25 million	13	11	24	14	11	23
$25 million to $50 million	25	23	33	24	23	—
Greater than $50 million	45	52	—	46	52	42
Total	100%	100	100	100	100	100
By State:
California	10%	8	7	10	8	5
Texas	9	9	11	9	9	1
Illinois	9	8	8	9	8	5
Ohio	8	11	5	8	11	6
Florida	7	7	12	7	7	35
New York	7	6	6	7	6	—
Michigan	5	5	4	5	5	3
Georgia	4	4	3	4	4	21
Tennessee	3	3	14	3	3	1
Indiana	3	3	3	3	3	1
North Carolina	3	3	2	3	3	2
South Carolina	3	2	1	2	2	1
Other	29	31	24	30	31	19
Total	100%	100	100	100	100	100

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

TABLE 30: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of September 30, 2024 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$82	216	3,436
Commercial mortgage nonowner-occupied loans	3	112	5,317
Total	$85	328	8,753

TABLE 31: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2023 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$53	258	3,257
Commercial mortgage nonowner-occupied loans	1	29	5,121
Total	$54	287	8,378

The Bancorp views nonowner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans, disaggregated by property location (excluding loans held for sale):

TABLE 32: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of September 30, 2024 ($ in millions)
	Outstanding	Exposure	90 Days Past Due	Nonaccrual
By State:
Florida	$1,618	2,538	—	—
California	1,310	2,054	—	—
Illinois	1,162	1,259	—	2
Ohio	890	1,147	—	1
Michigan	832	1,108	2	—
Texas	677	1,324	—	—
South Carolina	581	679	—	—
New York	418	438	—	2
Georgia	355	654	—	—
All other states	3,393	4,557	—	—
Total	$11,236	15,758	2	5
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 33: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2023 ($ in millions)
	Outstanding	Exposure	90 Days Past Due	Nonaccrual
By State:
Florida	$1,449	2,755	—	—
California	1,354	2,111	—	—
Illinois	912	1,037	—	2
Ohio	862	1,085	—	—
Michigan	729	1,038	—	—
Texas	637	1,304	—	—
South Carolina	460	572	—	—
New York	339	380	—	—
Georgia	331	627	—	—
All other states	3,659	5,307	—	1
Total	$10,732	16,216	—	3
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Net charge-offs on nonowner-occupied commercial real estate loans were immaterial for both the three and nine months ended September 30, 2024 and 2023.

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

The Bancorp continues to ensure that underwriting standards and guidelines adequately account for the broader economic conditions that the consumer portfolio faces in a high-rate environment and as rates begin to fall. Guidelines are designed to ensure that the various consumer products fall within the Bancorp’s risk appetite. These guidelines are monitored and adjusted as deemed appropriate in response to the prevailing economic conditions while remaining within the Bancorp’s risk tolerance limits.

The payment structures for certain variable rate products (such as residential mortgage loans, home equity and credit card) are susceptible to changes in benchmark interest rates. Previous increases in interest rates have caused minimum payments on these products to increase, raising the potential for the environment to be disruptive to some borrowers. Recent rate cuts and potential future decreases in interest rates may lessen these risks moving forward. The impacts of these rate changes will take time to manifest and their significance will be dependent on the size and number of current and future rate cuts. The Bancorp actively monitors the portion of its consumer portfolio that is susceptible to changes in minimum payments and continues to assess the impact on the overall risk appetite and soundness of the portfolio.

Residential mortgage portfolio
The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to loan characteristics determined to influence credit risk. Additionally, the portfolio is governed by concentration limits that ensure product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate residential mortgage loans that permit customers to make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $483 million of ARM loans will have rate resets during the next twelve months. Underlying characteristics of these borrowers are relatively strong with a weighted-average origination debt-to-income ratio of 34% and weighted-average origination LTV of 72%. Approximately 45% of these loans are expected to experience an increase in rate upon reset. For those borrowers, rates are expected to increase by an average of approximately 1.8%, resulting in an average increase in monthly payment amount of approximately 23%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 34: Residential Mortgage Portfolio Loans by LTV at Origination
	September 30, 2024		December 31, 2023
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,634	63.3%	$11,718	62.7%
LTV > 80%, with mortgage insurance(a)	3,107	95.6	2,996	95.1
LTV > 80%, no mortgage insurance	2,425	90.7	2,312	91.1
Total	$17,166	73.2%	$17,026	72.4%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 35: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of September 30, 2024 ($ in millions)
	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Ohio	$499	1	6
Illinois	480	—	4
Florida	434	—	2
North Carolina	186	—	—
Michigan	164	—	2
Indiana	164	—	2
Kentucky	123	—	1
All other states	375	—	5
Total	$2,425	1	22

TABLE 36: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2023 ($ in millions)
	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Ohio	$512	—	8
Illinois	462	1	4
Florida	407	—	1
North Carolina	163	—	1
Michigan	167	—	1
Indiana	166	—	2
Kentucky	123	—	1
All other states	312	—	5
Total	$2,312	1	23

Net charge-offs on residential mortgage loans with a greater than 80% LTV at origination and no mortgage insurance were immaterial for both the three months ended September 30, 2024 and 2023. Net charge-offs were immaterial for the nine months ended September 30, 2024 and there were net recoveries of $1 million for the nine months ended September 30, 2023.

Home equity portfolio
The Bancorp’s home equity portfolio of $4.1 billion is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 23% of the outstanding balances of the Bancorp’s portfolio of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately $638 million of the balances mature before December 31, 2028.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 38, Table 39 and Table 40. Of the total $4.1 billion of outstanding home equity loans:
•74% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Illinois, Indiana and Kentucky as of September 30, 2024;
•32% are in senior lien positions and 68% are in junior lien positions at September 30, 2024;
•75% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended September 30, 2024; and
•The portfolio had a weighted-average refreshed FICO score of 748 at September 30, 2024.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 37: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	September 30, 2024		December 31, 2023
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$107	3%	$109	2%
FICO 660-719	169	4	187	5
FICO ≥ 720	1,009	25	1,052	27
Total senior liens	$1,285	32%	$1,348	34%
Junior Liens:
FICO ≤ 659	229	6	218	6
FICO 660-719	506	12	460	12
FICO ≥ 720	2,054	50	1,890	48
Total junior liens	$2,789	68%	$2,568	66%
Total	$4,074	100%	$3,916	100%

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

TABLE 38: Home Equity Portfolio Loans Outstanding by LTV at Origination
	September 30, 2024		December 31, 2023
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,144	50.2%	$1,194	50.8%
LTV > 80%	141	89.1	154	88.9
Total senior liens	$1,285	54.6%	$1,348	55.4%
Junior Liens:
LTV ≤ 80%	1,980	64.4	1,768	64.9
LTV > 80%	809	88.3	800	88.7
Total junior liens	$2,789	71.7%	$2,568	72.7%
Total	$4,074	66.3%	$3,916	66.7%

The following tables provide an analysis of home equity portfolio loans outstanding by state with an LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 39: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of September 30, 2024 ($ in millions)
	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual
By State:
Ohio	$286	774	—	8
Illinois	142	341	—	5
Michigan	132	367	—	3
Indiana	100	249	—	2
Florida	92	212	—	2
Kentucky	77	200	—	1
All other states	121	308	—	3
Total	$950	2,451	—	24

TABLE 40: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2023 ($ in millions)
	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual
By State:
Ohio	$290	808	—	6
Illinois	145	346	1	4
Michigan	140	394	—	2
Indiana	96	252	—	2
Florida	86	206	—	2
Kentucky	81	211	—	1
All other states	116	304	—	3
Total	$954	2,521	1	20

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net recoveries on home equity loans with an LTV greater than 80% at origination were $1 million for the three months ended September 30, 2024 and net charge-offs were immaterial for the three months ended September 30, 2023. Net recoveries were $1 million for both the nine months ended September 30, 2024 and 2023.

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $12.9 billion of automobile loans and $3.0 billion of indirect recreational vehicle, marine, motorcycle and powersport loans as of September 30, 2024. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 41: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2024		December 31, 2023
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$179	1%	$189	1%
FICO 660-719	3,039	19	3,075	21
FICO ≥ 720	12,724	80	11,701	78
Total	$15,942	100%	$14,965	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 42: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	September 30, 2024		December 31, 2023
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$11,573	79.8%	$10,976	79.6%
LTV > 100%	4,369	110.1	3,989	110.2
Total	$15,942	88.1%	$14,965	87.7%

At September 30, 2024 and December 31, 2023, $23 million and $18 million, respectively, of the Bancorp’s nonaccrual indirect secured consumer portfolio loans had an LTV greater than 100% at origination. Net charge-offs on indirect secured consumer loans with an LTV greater than 100% at origination were $10 million and $9 million for the three months ended September 30, 2024 and 2023, respectively, and $30 million and $27 million for the nine months ended September 30, 2024 and 2023, respectively.

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023, 72% and 71%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Given the variable nature of the credit card portfolio, interest rate increases impact this product and it is regularly monitored to ensure the portfolio remains within the Bancorp’s risk tolerance. Recent rate cuts and potential future decreases in interest rates may lessen these risks moving forward.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination as of:

TABLE 43: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2024		December 31, 2023
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$76	5%	$75	4%
FICO 660-719	467	27	503	27
FICO ≥ 720	1,160	68	1,287	69
Total	$1,703	100%	$1,865	100%

Solar energy installation loans portfolio
The Bancorp originates point-of-sale solar energy installation loans through a network of approved installers. The Bancorp considers several factors when monitoring its solar energy installation loan portfolio, including concentrations by installer, concentrations by state and FICO distributions at origination. At both September 30, 2024 and December 31, 2023, loans originated through the Bancorp’s three largest approved installers represented approximately 23% of total balances outstanding in the solar energy installation loan portfolio.

The following table provides an analysis of solar energy installation portfolio loans outstanding by state as of:

TABLE 44: Solar Energy Installation Loans Outstanding by State
	September 30, 2024		December 31, 2023
($ in millions)	Outstanding	Nonaccrual	Outstanding	Nonaccrual
By State:
Florida	$682	16	680	16
California	565	8	565	5
Texas	488	8	457	8
Arizona	356	4	326	4
Virginia	219	1	190	1
Nevada	158	—	130	—
Colorado	153	1	137	1
Oregon	147	—	109	—
New York	113	—	90	—
Connecticut	98	3	87	3
All other states	1,099	23	957	22
Total	$4,078	64	3,728	60

The following table provides an analysis of solar energy installation portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 45: Solar Energy Installation Loans Outstanding by FICO Score at Origination
	September 30, 2024		December 31, 2023
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$5	—%	$6	—%
FICO 660-719	611	15	557	15
FICO ≥ 720	3,462	85	3,165	85
Total	$4,078	100%	$3,728	100%

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 46: Other Consumer Portfolio Loans Outstanding by Product Type
	September 30, 2024		December 31, 2023
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Other secured	$862	34%	$892	30%
Point-of-sale	665	26	809	27
Third-party point-of-sale	604	23	825	28
Unsecured	444	17	462	15
Total	$2,575	100%	$2,988	100%

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

Nonperforming assets were $733 million at September 30, 2024 compared to $689 million at December 31, 2023. At September 30, 2024, $8 million of nonaccrual loans were held for sale, compared to $1 million at December 31, 2023.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.62% and 0.59% at September 30, 2024 and December 31, 2023, respectively. Nonaccrual loans and leases secured by real estate were 40% of nonaccrual loans and leases as of September 30, 2024 compared to 32% as of December 31, 2023.

Portfolio commercial nonaccrual loans and leases were $334 million at September 30, 2024, an increase of $8 million from December 31, 2023. Portfolio residential mortgage and consumer nonaccrual loans were $352 million at September 30, 2024, an increase of $29 million from December 31, 2023. Refer to Table 48 for a rollforward of portfolio nonaccrual loans and leases.

OREO and other repossessed property was $39 million at both September 30, 2024 and December 31, 2023. The Bancorp recognized losses of an immaterial amount and $1 million on the transfer, sale or write-down of OREO properties for the three and nine months ended September 30, 2024, respectively. The Bancorp recognized losses of $7 million and $8 million on the transfer, sale or write-down of OREO properties for the three and nine months ended September 30, 2023, respectively.

For the three and nine months ended September 30, 2024, approximately $13 million and $48 million, respectively, of interest income would have been recognized if the nonaccrual portfolio loans and leases had been current in accordance with their contractual terms, compared to $13 million and $35 million for the same periods in the prior year. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 47: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	September 30, 2024	December 31, 2023
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$255	304
Commercial mortgage loans	78	20
Commercial construction loans	1	1
Commercial leases	—	1
Residential mortgage loans	131	124
Home equity	67	57
Indirect secured consumer loans	50	36
Credit card	31	34
Solar energy installation loans	64	60
Other consumer loans	9	12
Total nonaccrual portfolio loans and leases(a)	$686	649
OREO and other repossessed property(c)	39	39
Total nonperforming portfolio assets	$725	688
Nonaccrual loans held for sale	8	1
Total nonperforming assets	$733	689
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$10	8
Commercial mortgage loans	3	—
Commercial leases	1	—
Residential mortgage loans(b)	8	7
Credit card	18	21
Total portfolio loans and leases 90 days past due and still accruing	$40	36
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.62%	0.59
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.59	0.55
ACL as a percent of nonperforming portfolio loans and leases	356	383
ACL as a percent of nonperforming portfolio assets	337	362
(a)Includes $20 and $19 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of September 30, 2024 and December 31, 2023, respectively.
(b)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $141 at both September 30, 2024 and December 31, 2023. The Bancorp recognized losses of an immaterial amount and $1 for the three months ended September 30, 2024 and 2023, respectively, and losses of $1 and $2 for the nine months ended September 30, 2024 and 2023, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)Includes $16 and $20 of branch-related real estate no longer intended to be used for banking purposes as of September 30, 2024 and December 31, 2023, respectively.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 48: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$326	124	199	649
Transfers to nonaccrual status	350	49	260	659
Transfers to accrual status	(1)	(20)	(42)	(63)
Transfers to held for sale	(8)	—	—	(8)
Loan paydowns/payoffs	(131)	(20)	(51)	(202)
Transfers to OREO	—	(5)	(11)	(16)
Charge-offs	(203)	—	(135)	(338)
Draws/other extensions of credit	1	3	1	5
Balance, end of period	$334	131	221	686

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 49: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$263	124	128	515
Transfers to nonaccrual status	359	52	276	687
Transfers to accrual status	(59)	(21)	(69)	(149)
Transfers to held for sale	(10)	—	—	(10)
Loan paydowns/payoffs	(138)	(25)	(48)	(211)
Transfers to OREO	—	(6)	(8)	(14)
Charge-offs	(140)	—	(117)	(257)
Draws/other extensions of credit	6	3	—	9
Balance, end of period	$281	127	162	570

Analysis of Net Loan Charge-offs
Net charge-offs were 48 bps and 41 bps of average portfolio loans and leases for the three months ended September 30, 2024 and 2023, respectively, and were 45 bps and 32 bps of average portfolio loans and leases for the nine months ended September 30, 2024 and 2023, respectively. Table 50 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 40 bps and 35 bps during the three and nine months ended September 30, 2024, respectively, compared to 34 bps and 22 bps during the same periods in the prior year primarily due to increases in net charge-offs on commercial and industrial loans of $7 million and $60 million for the three and nine months ended September 30, 2024, respectively.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans increased to 62 bps during both the three and nine months ended September 30, 2024, compared to 53 bps and 48 bps during the three and nine months ended September 30, 2023, respectively, primarily due to increases in net charge-offs on solar energy installation loans of $6 million and $23 million for the three and nine months ended September 30, 2024, respectively, and an increase in net charge-offs on indirect secured consumer loans of $15 million for the nine months ended September 30, 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 50: Summary of Credit Loss Experience
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Losses charged-off:
Commercial and industrial loans	$(80)	(70)	(203)	(138)
Commercial mortgage loans	—	—	—	(1)
Commercial construction loans	—	—	—	(1)
Commercial leases	—	—	—	—
Residential mortgage loans	—	(1)	(2)	(3)
Home equity	(1)	(2)	(5)	(6)
Indirect secured consumer loans	(35)	(27)	(100)	(75)
Credit card	(21)	(19)	(67)	(59)
Solar energy installation loans	(16)	(8)	(44)	(17)
Other consumer loans(a)	(30)	(31)	(90)	(89)
Total losses charged-off	$(183)	(158)	(511)	(389)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$8	5	16	11
Commercial mortgage loans	—	—	—	1
Commercial construction loans	—	—	—	—
Commercial leases	—	1	—	1
Residential mortgage loans	1	1	3	3
Home equity	1	2	5	5
Indirect secured consumer loans	13	8	37	27
Credit card	5	4	15	13
Solar energy installation loans	2	—	5	1
Other consumer loans(a)	11	13	34	35
Total recoveries of losses previously charged-off	$41	34	115	97
Net losses charged-off:
Commercial and industrial loans	$(72)	(65)	(187)	(127)
Commercial mortgage loans	—	—	—	—
Commercial construction loans	—	—	—	(1)
Commercial leases	—	1	—	1
Residential mortgage loans	1	—	1	—
Home equity	—	—	—	(1)
Indirect secured consumer loans	(22)	(19)	(63)	(48)
Credit card	(16)	(15)	(52)	(46)
Solar energy installation loans	(14)	(8)	(39)	(16)
Other consumer loans	(19)	(18)	(56)	(54)
Total net losses charged-off	$(142)	(124)	(396)	(292)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.55%	0.45	0.48	0.29
Commercial mortgage loans	—	—	—	0.01
Commercial construction loans	—	—	—	0.03
Commercial leases	(0.01)	(0.08)	(0.02)	(0.05)
Total commercial loans and leases	0.40%	0.34	0.35	0.22
Residential mortgage loans	(0.02)	—	(0.01)	—
Home equity	(0.02)	0.03	(0.02)	0.02
Indirect secured consumer loans	0.54	0.47	0.55	0.39
Credit card	3.74	3.25	3.98	3.43
Solar energy installation loans	1.44	0.91	1.33	0.81
Other consumer loans	3.00	2.46	2.77	2.23
Total consumer loans	0.62%	0.53	0.62	0.48
Total net losses charged-off as a percent of average portfolio loans and leases	0.48%	0.41	0.45	0.32
(a)The Bancorp recorded $6 and $22 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and nine months ended September 30, 2024, respectively, compared to $8 and $26 for the three and nine months ended September 30, 2023, respectively.

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

At both September 30, 2024 and December 31, 2023, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger near-term growth outlook while the less favorable outlook (Downside) depicted a moderate recession.

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

September 30, 2024 ACL
The ACL as of September 30, 2024 was impacted by several factors when compared to December 31, 2023, including a more favorable macroeconomic forecast and lower period-end loan and lease balances. As of September 30, 2024, the Bancorp’s macroeconomic scenarios included estimates of the expected impacts of the changes in economic conditions caused by expected interest rate cuts and geopolitical risks. At September 30, 2024, the Bancorp assigned an 80% probability weighting to the Baseline scenario and 10% to each of the Upside and Downside scenarios.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the third quarter of 2024, economic growth remained resilient despite restrictive monetary policy. The FOMC continues to seek a soft landing for the economy while balancing the risks of cutting rates too soon with the risks of maintaining a restrictive policy for too long. Seeing positive momentum in inflation trending toward its long-term target of 2%, the FOMC cut the federal funds rate by 50 bps in September 2024. The Baseline scenario used in the September 30, 2024 ACL assumed a continued trend of positive inflation data with an expectation that inflation will reach the FRB’s long-term target by early 2025, supported by an expectation that the FRB will continue to maintain a reduced pace of quantitative tightening. In response to fiscal tightening and high interest rates, this scenario also assumed that real GDP growth would be below trend in the near term but that the unemployment rate will remain relatively steady.

The Baseline scenario assumed an average annual real GDP growth rate of 2.6% for 2024, followed by 2.1% in 2025 and 2.0% in 2026. The Baseline scenario also assumed an average unemployment rate of 4.1% for 2024 and 2025, slightly decreasing to an average of 4.0% in 2026. Lastly, the Baseline scenario assumed additional cuts to the target federal funds rate beyond the third quarter of 2024, with an average federal funds rate of 5.2% in 2024 that decreases to an average of 4.4% and 3.4% in 2025 and 2026, respectively. The Upside scenario assumed that, on an average annual basis, the change in real GDP is 2.8% in 2024, 3.4% in 2025 and 2.4% in 2026. The Upside scenario also assumed an average unemployment rate of 3.9%, 3.2% and 3.3% in 2024, 2025 and 2026, respectively. In the Upside scenario, the forecast for federal funds rate cuts was generally consistent with the Baseline scenario. The Downside scenario included significant worsening of economic conditions, causing the U.S. economy to fall into a recession in the fourth quarter of 2024. The Downside scenario assumed that real GDP declines from the third quarter of 2024 through the second quarter of 2025, with a cumulative decline of 2.6%, modestly recovering to an average annualized GDP growth rate of 1.3% for the fourth quarter of 2025 and for the full year of 2026. The Downside scenario assumed an average unemployment rate of 4.4% in 2024, increasing to an average of 7.9% in 2025 and decreasing to an average of 7.6% in 2026. In the Downside scenario, the forecast for the federal funds rate included steeper rate cuts than the Baseline scenario, with average target rates of 5.1% in 2024, followed by 3.1% and 1.1% in 2025 and 2026, respectively.

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

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 51: Changes in Allowance for Credit Losses
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
ALLL:
Balance, beginning of period	$2,288	2,327	2,322	2,194
Losses charged-off(a)	(183)	(158)	(511)	(389)
Recoveries of losses previously charged-off(a)	41	34	115	97
Provision for loan and lease losses	159	137	379	487
Impact of adoption of ASU 2022-02	—	—	—	(49)
Balance, end of period	$2,305	2,340	2,305	2,340
Reserve for unfunded commitments:
Balance, beginning of period	$137	207	166	216
(Benefit from) provision for the reserve for unfunded commitments	1	(18)	(28)	(27)
Balance, end of period	$138	189	138	189
(a)For the three and nine months ended September 30, 2024, the Bancorp recorded $6 and $22, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements, compared to $8 and $26 for the three and nine months ended September 30, 2023, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 52: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	September 30, 2024	December 31, 2023
Attributed ALLL:
Commercial and industrial loans	$703	767
Commercial mortgage loans	318	284
Commercial construction loans	70	66
Commercial leases	14	13
Residential mortgage loans	143	145
Home equity	105	102
Indirect secured consumer loans	298	271
Credit card	194	227
Solar energy installation loans	333	292
Other consumer loans	127	155
Total ALLL	$2,305	2,322
Portfolio loans and leases:
Commercial and industrial loans	$50,916	53,270
Commercial mortgage loans	11,394	11,276
Commercial construction loans	5,947	5,621
Commercial leases	2,873	2,579
Residential mortgage loans(a)	17,166	17,026
Home equity	4,074	3,916
Indirect secured consumer loans	15,942	14,965
Credit card	1,703	1,865
Solar energy installation loans	4,078	3,728
Other consumer loans	2,575	2,988
Total portfolio loans and leases	$116,668	117,234
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.38%	1.44
Commercial mortgage loans	2.79	2.52
Commercial construction loans	1.18	1.17
Commercial leases	0.49	0.50
Residential mortgage loans	0.83	0.85
Home equity	2.58	2.60
Indirect secured consumer loans	1.87	1.81
Credit card	11.39	12.17
Solar energy installation loans	8.17	7.83
Other consumer loans	4.93	5.19
Total ALLL as a percent of portfolio loans and leases	1.98%	1.98
Total ACL as a percent of portfolio loans and leases	2.09	2.12
(a)Includes residential mortgage loans measured at fair value of $114 at September 30, 2024 and $116 at December 31, 2023.

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

As of September 30, 2024, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel and non-parallel ramped increases and decreases in interest rates. Policy limits are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over 12-month and 24-month horizons. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve, and employs policy limits and/or key risk indicators to monitor and manage exposures under these types of scenarios. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates.

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

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp’s interest-bearing deposit rates will change for a given change in short-term market rates. The Bancorp utilizes dynamic deposit beta models to adjust assumed repricing sensitivity depending on market rate levels. The dynamic beta models were developed utilizing the Bancorp’s performance during prior interest rate cycles. Since the beginning of the current tightening cycle, the Bancorp’s actual cumulative interest-bearing deposit beta through September 30, 2024 was approximately 55%-60%, as repricing has been similar to what was experienced in prior interest rate cycles. Using the dynamic beta models, the Bancorp’s NII sensitivity modeling assumes weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of 79% for both a 100 bps and 200 bps increase in rates. In the event of rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped parallel scenarios of 69% and 68% for a 100 bps and 200 bps decrease in rates, respectively. In falling rate scenarios, deposit rate floors are utilized to ensure modeled deposit rates will not become negative. NII simulation modeling assumes no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles. Future actual performance will be dependent on market conditions, the level of competition for deposits and the magnitude of continued interest rate increases. The Bancorp provides sensitivity analysis in Tables 54 and 55 for key assumptions related to its deposit modeling, including beta and demand deposit balance performance.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 53: Estimated NII Sensitivity Profile and ALCO Policy Limits
	September 30, 2024				September 30, 2023
	% Change in NII (FTE)		ALCO Policy Limit		% Change in NII (FTE)		ALCO Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(3.89)%	(5.18)	(5.00)	(6.00)	(3.27)%	(4.73)	(4.00)	(6.00)
+100 Ramp over 12 months	(1.90)	(2.45)	N/A	N/A	(1.62)	(2.25)	N/A	N/A
-100 Ramp over 12 months	1.06	0.57	N/A	N/A	0.61	0.27	N/A	N/A
-200 Ramp over 12 months	1.79	1.08	(5.00)	(6.00)	0.91	(0.18)	(8.00)	(12.00)

Table 53 presents the change in estimated net interest income for 12 month and 13-24 month horizons for alternative interest rate scenarios relative to the net interest income projection for a static rate scenario for those same time horizons. As previously mentioned, these numbers do not represent a forecast, but are instead risk measures that are monitored to evaluate the consolidated interest rate risk position of the Bancorp. At September 30, 2024, the Bancorp’s NII sensitivity in the rising-rate scenarios is negative in years one and two as interest expense is expected to increase more than interest income due to deposit repricing and balance migration estimates given the high interest rate environment. The Bancorp’s NII simulation projects an increase in NII in years one and two under the parallel 200 bps ramp decrease in interest rates, driven by an expectation that deposits would reprice faster than earning assets. The changes in the estimated NII sensitivity profile compared to September 30, 2023 were primarily attributable to increases in fixed-rate loans and interest-bearing core deposits combined with reduced wholesale funding.

Tables 54 and 55 provide the sensitivity of the Bancorp’s estimated NII profile at September 30, 2024 to changes to certain deposit balance and deposit repricing sensitivity (beta) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of September 30, 2024:

TABLE 54: Estimated NII Sensitivity Profile at September 30, 2024 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(4.95)%	(6.32)	(2.84)	(4.03)
+100 Ramp over 12 months	(2.87)	(3.43)	(0.94)	(1.46)
-100 Ramp over 12 months	0.28	(0.09)	1.83	1.22
-200 Ramp over 12 months	1.11	0.58	2.47	1.57
The following table includes the Bancorp’s estimated NII sensitivity profile with a 10% increase and a 10% decrease to the corresponding deposit beta assumptions as of September 30, 2024:

TABLE 55: Estimated NII Sensitivity Profile at September 30, 2024 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 10% Higher(a)		Betas 10% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(5.54)%	(8.24)	(2.27)	(2.14)
+100 Ramp over 12 months	(2.72)	(3.96)	(1.09)	(0.94)
-100 Ramp over 12 months	1.79	1.89	0.33	(0.75)
-200 Ramp over 12 months	3.22	3.55	0.36	(1.40)
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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 56: Estimated EVE Sensitivity Profile
	September 30, 2024		September 30, 2023
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(4.50)%	(12.00)	(5.92)%	(12.00)
+100 Shock	(1.78)	N/A	(2.39)	N/A
-100 Shock	0.87	N/A	1.88	N/A
-200 Shock	(1.55)	(12.00)	2.21	(12.00)

The EVE sensitivity is negative in both a +200 bps rising-rate scenario and in a -200 bps falling-rate scenario at September 30, 2024. The changes in the estimated EVE sensitivity profile from September 30, 2023 were primarily related to changes in forward interest rate expectations and shortening of the investment portfolio duration in both rising and falling rate scenarios, which was partially offset by an increase in fixed-rate loans and reduced wholesale funding.

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

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 57: Summary of Qualifying Hedging Instruments
			Weighted-Average
As of September 30, 2024 ($ in millions)	Notional Amount	Fair Value	Remaining Term (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(10)	5.4	3.02%	SOFR
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	4,000	—	7.2	3.14	SOFR
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	—	7.3	3.50	SOFR
Interest rate swaps related to long-term debt – fair value – receive-fixed	5,955	(27)	4.1	5.18	SOFR
Total interest rate swaps	$21,955	(37)
Interest rate floors related to C&I loans – cash flow – receive-fixed	$3,000	—	0.2	2.25	SOFR
(a)Forward starting swaps will become effective on various dates between December 2024 and February 2025.

TABLE 58: Summary of Qualifying Hedging Instruments
			Weighted-Average
As of December 31, 2023 ($ in millions)	Notional Amount	Fair Value	Remaining Term (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(9)	4.4	3.02%	SOFR
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	6,000	5	7.8	3.11	SOFR
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	—	8.1	3.50	SOFR
Interest rate swaps related to long-term debt – fair value – receive-fixed	5,955	(32)	4.9	5.18	SOFR
Total interest rate swaps	$23,955	(36)
Interest rate floors related to C&I loans – cash flow – receive-fixed	$3,000	1	1.0	2.25	SOFR
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

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.7 billion at both September 30, 2024 and December 31, 2023. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for more information on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2024 and December 31, 2023 was $812 million and $1.0 billion, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and potential future exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

Sources of Funds
The Bancorp’s primary sources of funds include revenue from noninterest income as well as cash flows from loan and lease repayments, payments from securities related to sales and maturities, the sale or securitization of loans and leases and funds generated by core deposits, in addition to the use of borrowings.

Of the $52.0 billion in fair value of securities in the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities portfolios at September 30, 2024, $7.6 billion in principal and interest is expected to be received in the next 12 months and an additional $8.5 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to monetize loans and leases through repurchase agreements, outright sales, securitizations or pledging to secured borrowing sources. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans, solar energy installation loans and other consumer loans are also capable of being securitized or sold. For the three and nine months ended September 30, 2024, the Bancorp sold or securitized loans and leases totaling $1.4 billion and $3.2 billion, respectively, compared to $3.3 billion and $5.9 billion during the three and nine months ended September 30, 2023, respectively. For further information, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 86% and 85% of its average total assets for the three and nine months ended September 30, 2024, respectively, compared to 85% for both the three and nine months ended September 30, 2023. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2023, the Board of Directors authorized $10.0 billion of debt or other securities for issuance, of which $7.0 billion of debt or other securities were available for issuance as of September 30, 2024. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. The Bancorp issued and sold fixed-rate/floating-rate senior notes of $1.0 billion in January 2024 and $750 million in September 2024, as further discussed in Note 16 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of September 30, 2024, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $19.4 billion was available for issuance. Additionally, at September 30, 2024, the Bank had approximately $68.5 billion of borrowing capacity available through secured borrowing sources, including the FRB and the FHLB.

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

As of September 30, 2024, the Bancorp (parent company) had sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 36 months.

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

TABLE 59: Agency Ratings
As of November 5, 2024	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Stable	Stable	Stable	Stable

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

The Bancorp is subject to the stress capital buffer requirement and must maintain capital ratios above its buffered minimum (regulatory minimum plus stress capital buffer) in order to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. As of September 30, 2024, the Bancorp’s stress capital buffer requirement was 2.5%. Effective October 1, 2024, the stress capital buffer increased to 3.2%. The Bancorp’s capital ratios have exceeded the stress capital buffer requirement for all periods presented.

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The Bancorp’s modified CECL transition amount began phasing out on January 1, 2022, and will be fully phased-out by January 1, 2025. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at September 30, 2024 was an increase in capital of approximately $124 million. On a fully phased-in basis, the Bancorp’s CET1 capital ratio would be reduced by 7 bps as of September 30, 2024.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the Bancorp’s capital ratios as of:

TABLE 61: Capital Ratios
($ in millions)	September 30, 2024	December 31, 2023
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	9.47%	8.04
Tangible equity as a percent of tangible assets(a)(b)	8.99	8.65
Tangible common equity as a percent of tangible assets(a)(b)	8.00	7.67
Regulatory capital:(c)
CET1 capital	$17,272	16,800
Tier 1 capital	19,388	18,916
Total regulatory capital	22,691	22,400
Risk-weighted assets	160,604	163,223
Regulatory capital ratios:(c)
CET1 capital	10.75%	10.29
Tier 1 risk-based capital	12.07	11.59
Total risk-based capital	14.13	13.72
Leverage	9.11	8.73
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.
(c)Regulatory capital ratios as of both September 30, 2024 and December 31, 2023 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

Capital Planning
The Bancorp maintains a comprehensive process for managing capital that considers the current and forward-looking macroeconomic and regulatory environments and makes capital distributions that are consistent with FRB requirements. Under the Enhanced Prudential Standards tailoring rules, the Bancorp is subject to Category IV standards, under which the Bancorp is required to develop and maintain a capital plan approved by the Board of Directors on an annual basis. The Bancorp is also subject to the FRB’s supervisory stress tests every two years. The Bancorp was subject to the 2024 supervisory stress test conducted by the FRB and submitted its Board-approved capital plan, as required, by the April 5, 2024 deadline.

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.37 and $0.35 for the three months ended September 30, 2024 and 2023, respectively, and $1.07 and $1.01 for the nine months ended September 30, 2024 and 2023, respectively. Pursuant to the Bancorp’s Board-approved capital plan, during the nine months ended September 30, 2024, the Bancorp entered into and settled accelerated share repurchase transactions. Refer to Note 17 and Note 25 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

The following table summarizes the monthly share repurchase activity for the three months ended September 30, 2024:

TABLE 62: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
July 1 - July 31, 2024	4,241,317	$41.38	4,160,548	24,446,875
August 1 - August 31, 2024	782,231	41.31	713,340	23,733,535
September 1 - September 30, 2024	23,092	42.50	—	23,733,535
Total	5,046,640	$41.38	4,873,888	23,733,535
(a)    Includes 172,752 shares repurchased during the third quarter of 2024 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	September 30,	December 31,
($ in millions, except share data)	2024	2023
Assets
Cash and due from banks	$3,215	3,142
Other short-term investments(a)	21,729	22,082
Available-for-sale debt and other securities (amortized cost of $43,754 and $55,789)	40,396	50,419
Held-to-maturity securities (fair value of $11,554 and $2)	11,358	2
Trading debt securities	1,176	899
Equity securities	428	613
Loans and leases held for sale (includes $512 and $334 of residential mortgage loans measured at fair value)	612	378
Portfolio loans and leases(a) (includes $114 and $116 of residential mortgage loans measured at fair value)	116,668	117,234
Allowance for loan and lease losses(a)	(2,305)	(2,322)
Portfolio loans and leases, net	114,363	114,912
Bank premises and equipment (includes $24 and $19 held for sale)	2,425	2,349
Operating lease equipment	357	459
Goodwill	4,918	4,919
Intangible assets	98	125
Servicing rights	1,656	1,737
Other assets(a)	11,587	12,538
Total Assets	$214,318	214,574
Liabilities
Deposits:
Noninterest-bearing deposits	$41,393	43,146
Interest-bearing deposits	126,947	125,766
Total deposits	168,340	168,912
Federal funds purchased	169	193
Other short-term borrowings	1,424	2,861
Accrued taxes, interest and expenses	2,034	2,195
Other liabilities(a)	4,471	4,861
Long-term debt(a)	17,096	16,380
Total Liabilities	$193,534	195,402
Equity
Common stock(b)	$2,051	2,051
Preferred stock(c)	2,116	2,116
Capital surplus	3,784	3,757
Retained earnings	23,820	22,997
Accumulated other comprehensive loss	(3,446)	(4,487)
Treasury stock(b)	(7,541)	(7,262)
Total Equity	$20,784	19,172
Total Liabilities and Equity	$214,318	214,574
(a)Includes $50 and $55 of other short-term investments, $1,131 and $1,573 of portfolio loans and leases, $(21) and $(28) of ALLL, $8 and $10 of other assets, $13 and $14 of other liabilities and $1,008 and $1,409 of long-term debt from consolidated VIEs that are included in their respective captions above at September 30, 2024 and December 31, 2023, respectively. For further information, refer to Note 12.
(b)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2024 – 676,268,732 (excludes 247,623,849 treasury shares), December 31, 2023 – 681,124,810 (excludes 242,767,771 treasury shares).
(c)500,000 shares of no par value preferred stock were authorized at both September 30, 2024 and December 31, 2023. There were 422,000 unissued shares of undesignated no par value preferred stock at both September 30, 2024 and December 31, 2023. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both September 30, 2024 and December 31, 2023. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both September 30, 2024 and December 31, 2023. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except share data)	2024	2023	2024	2023
Interest Income
Interest and fees on loans and leases	$1,910	1,899	5,640	5,445
Interest on securities	461	444	1,374	1,320
Interest on other short-term investments	298	186	883	348
Total interest income	2,669	2,529	7,897	7,113
Interest Expense
Interest on deposits	968	844	2,880	1,977
Interest on federal funds purchased	2	2	8	13
Interest on other short-term borrowings	40	52	135	198
Interest on long-term debt	238	193	682	514
Total interest expense	1,248	1,091	3,705	2,702
Net Interest Income	1,421	1,438	4,192	4,411
Provision for credit losses	160	119	351	460
Net Interest Income After Provision for Credit Losses	1,261	1,319	3,841	3,951
Noninterest Income
Wealth and asset management revenue	163	145	483	434
Service charges on deposits	161	149	467	431
Commercial banking revenue	163	154	451	461
Card and processing revenue	106	104	316	310
Mortgage banking net revenue	50	57	154	184
Leasing business revenue	43	58	120	162
Other noninterest income	15	55	103	152
Securities gains (losses), net	10	(7)	23	3
Total noninterest income	711	715	2,117	2,137
Noninterest Expense
Compensation and benefits	690	629	2,099	2,036
Technology and communications	121	115	351	347
Net occupancy expense	81	84	251	248
Equipment expense	38	37	114	110
Marketing expense	26	35	92	96
Leasing business expense	21	29	69	94
Card and processing expense	22	21	63	63
Other noninterest expense	245	238	768	756
Total noninterest expense	1,244	1,188	3,807	3,750
Income Before Income Taxes	728	846	2,151	2,338
Applicable income tax expense	155	186	457	519
Net Income	573	660	1,694	1,819
Dividends on preferred stock	41	37	121	100
Net Income Available to Common Shareholders	$532	623	1,573	1,719
Earnings per share - basic	$0.78	0.91	2.30	2.51
Earnings per share - diluted	$0.78	0.91	2.28	2.50
Average common shares outstanding - basic	680,895,306	684,224,277	684,462,327	684,090,872
Average common shares outstanding - diluted	686,108,625	687,059,147	689,263,426	687,661,319

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Net Income	$573	660	1,694	1,819
Other Comprehensive Income (Loss), Net of Tax:
Net unrealized losses on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period	944	(1,218)	763	(1,252)
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	—	—	785	—
Reclassification adjustment for net losses included in net income	9	—	13	1
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	—	—	(785)	—
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	26	—	76	—
Net unrealized losses on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during period	403	(527)	(22)	(664)
Reclassification adjustment for net losses included in net income	70	72	208	185
Defined benefit pension plans, net:
Reclassification of amounts to net periodic benefit costs	1	—	1	1
Other	2	—	2	—
Other comprehensive income (loss), net of tax	1,455	(1,673)	1,041	(1,729)
Comprehensive Income (Loss)	$2,028	(1,013)	2,735	90

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at June 30, 2023	$2,051	2,116	3,708	22,366	(5,166)	(7,266)	17,809
Net income				660			660
Other comprehensive loss, net of tax					(1,673)		(1,673)
Cash dividends declared:
Common stock ($0.35 per share)				(242)			(242)
Preferred stock:
Series H ($547.63 per share)				(13)			(13)
Series I ($414.06 per share)				(7)			(7)
Series J ($553.61 per share)				(7)			(7)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			25			2	27
Balance at September 30, 2023	$2,051	2,116	3,733	22,747	(6,839)	(7,264)	16,544

Balance at June 30, 2024	$2,051	2,116	3,764	23,542	(4,901)	(7,346)	19,226
Net income				573			573
Other comprehensive income, net of tax					1,455		1,455
Cash dividends declared:
Common stock ($0.37 per share)				(254)			(254)
Preferred stock:
Series H ($551.08 per share)				(13)			(13)
Series I ($594.32 per share)				(11)			(11)
Series J ($557.29 per share)				(7)			(7)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Shares acquired for treasury						(202)	(202)
Impact of stock transactions under stock compensation plans, net			20			7	27
Balance at September 30, 2024	$2,051	2,116	3,784	23,820	(3,446)	(7,541)	20,784

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2022	$2,051	2,116	3,684	21,689	(5,110)	(7,103)	17,327
Impact of cumulative effect of change in accounting principle				37			37
Balance at January 1, 2023	$2,051	2,116	3,684	21,726	(5,110)	(7,103)	17,364
Net income				1,819			1,819
Other comprehensive loss, net of tax					(1,729)		(1,729)
Cash dividends declared:
Common stock ($1.01 per share)				(698)			(698)
Preferred stock:
Series H ($1,185.13 per share)				(29)			(29)
Series I ($1,242.18 per share)				(22)			(22)
Series J ($1,570.07 per share)				(19)			(19)
Series K ($928.13 per share)				(9)			(9)
Series L ($843.75 per share)				(12)			(12)
Class B, Series A ($45.00 per share)				(9)			(9)
Shares acquired for treasury						(201)	(201)
Impact of stock transactions under stock compensation plans, net			49			40	89
Balance at September 30, 2023	$2,051	2,116	3,733	22,747	(6,839)	(7,264)	16,544

Balance at December 31, 2023	$2,051	2,116	3,757	22,997	(4,487)	(7,262)	19,172
Impact of cumulative effect of change in accounting principle(a)				(10)			(10)
Balance at January 1, 2024	$2,051	2,116	3,757	22,987	(4,487)	(7,262)	19,162
Net income				1,694			1,694
Other comprehensive income, net of tax					1,041		1,041
Cash dividends declared:
Common stock ($1.07 per share)				(740)			(740)
Preferred stock:
Series H ($1,639.44 per share)				(39)			(39)
Series I ($1,768.22 per share)				(32)			(32)
Series J ($1,657.71 per share)				(20)			(20)
Series K ($928.13 per share)				(9)			(9)
Series L ($843.75 per share)				(12)			(12)
Class B, Series A ($45.00 per share)				(9)			(9)
Shares acquired for treasury						(327)	(327)
Impact of stock transactions under stock compensation plans, net			27			48	75
Balance at September 30, 2024	$2,051	2,116	3,784	23,820	(3,446)	(7,541)	20,784
(a)Related to the adoption of ASU 2023-02 as of January 1, 2024. Refer to Note 3 for additional information.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the nine months ended September 30,
($ in millions)	2024	2023
Operating Activities
Net income	$1,694	1,819
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	351	460
Depreciation, amortization and accretion	371	347
Stock-based compensation expense	133	141
Provision for (benefit from) deferred income taxes	8	(117)
Securities gains, net	(32)	(6)
MSR fair value adjustment	112	6
Net gains on sales of loans and fair value adjustments on loans held for sale	(30)	(20)
Net gains on disposition and impairment of bank premises and equipment and operating lease equipment	(3)	(4)
Proceeds from sales of loans held for sale	2,893	3,934
Loans originated or purchased for sale, net of repayments	(3,076)	(3,464)
Dividends representing return on equity method investments	32	35
Net change in:
Equity and trading debt securities	(75)	(129)
Other assets	640	(577)
Accrued taxes, interest and expenses and other liabilities	(93)	12
Net Cash Provided by Operating Activities	2,925	2,437
Investing Activities
Proceeds from sales:
AFS securities and other investments	443	2,718
Loans and leases	305	197
Bank premises and equipment and operating lease equipment	75	3
MSRs	5	—
Proceeds from repayments / maturities of AFS and HTM securities and other investments	3,987	3,214
Purchases:
AFS securities, equity method investments and other investments	(4,847)	(4,795)
Bank premises and equipment	(269)	(365)
MSRs	—	(25)
Proceeds from settlement of BOLI	25	12
Proceeds from sales and dividends representing return of equity method investments	8	64
Net cash received for divestitures	6	—
Net change in:
Other short-term investments	353	(10,572)
Portfolio loans and leases	(177)	829
Operating lease equipment	(18)	65
Net Cash Used in Investing Activities	(104)	(8,655)
Financing Activities
Net change in deposits	(572)	3,982
Net change in other short-term borrowings and federal funds purchased	(1,479)	(133)
Dividends paid on common and preferred stock	(887)	(784)
Proceeds from long-term debt issuances/advances	3,246	4,283
Repayment of long-term debt	(2,672)	(1,507)
Repurchases of treasury stock and related forward contract	(325)	(200)
Other	(59)	(52)
Net Cash (Used in) Provided by Financing Activities	(2,748)	5,589
Increase (Decrease) in Cash and Due from Banks	73	(629)
Cash and Due from Banks at Beginning of Period	3,142	3,466
Cash and Due from Banks at End of Period	$3,215	2,837
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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income and changes in equity for the three and nine months ended September 30, 2024 and 2023 and the cash flows for the nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2023 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the nine months ended September 30:

($ in millions)	2024	2023
Cash Payments:
Interest	$3,795	2,554
Income taxes	126	496

Transfers:
Portfolio loans and leases to loans and leases held for sale	$333	281
Loans and leases held for sale to portfolio loans and leases	3	5
Portfolio loans and leases to OREO	16	9
Bank premises and equipment to OREO	7	29
Available-for-sale debt securities to held-to-maturity securities(a)	11,593	—

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$59	56
Net additions (reductions) to lease liabilities under finance leases	45	(6)
(a)Represents the fair value of the securities on the date of transfer. Refer to Note 4 for additional information.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standards Adopted in 2024
The Bancorp adopted the following new accounting standards during the nine months ended September 30, 2024:

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

Significant Accounting Standard Issued but Not Yet Adopted
The following significant accounting standard was issued but not yet adopted by the Bancorp as of September 30, 2024:

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
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

September 30, 2024 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$4,354	—	(4)	4,350
Obligations of states and political subdivisions securities	—	—	—	—
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,623	—	(606)	5,017
Agency commercial mortgage-backed securities	24,008	5	(2,294)	21,719
Non-agency commercial mortgage-backed securities	4,677	2	(280)	4,399
Asset-backed securities and other debt securities	4,315	5	(186)	4,134
Other securities(a)	777	—	—	777
Total available-for-sale debt and other securities	$43,754	12	(3,370)	40,396
Held-to-maturity securities:(b)
U.S. Treasury and federal agencies securities	$2,354	25	—	2,379
Mortgage-backed securities:
Agency residential mortgage-backed securities	4,992	75	(1)	5,066
Agency commercial mortgage-backed securities	4,010	97	—	4,107
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$11,358	197	(1)	11,554
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $275, $499 and $3, respectively, at September 30, 2024, that are carried at cost.
(b)The amortized cost basis of held-to-maturity securities includes a discount of $897 at September 30, 2024 pertaining to the unamortized portion of unrealized losses on securities.

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

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	September 30, 2024	December 31, 2023
Trading debt securities	$1,176	899
Equity securities	428	613

The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $167 million and $146 million at September 30, 2024 and December 31, 2023, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

In January 2024, the Bancorp transferred $12.6 billion (amortized cost basis) of securities from available-for-sale to held-to-maturity to reflect the Bancorp’s change in intent to hold these securities to maturity in order to reduce potential capital volatility associated with investment security market price fluctuations. AOCI included pretax unrealized losses of $994 million on these securities at the date of transfer. The unrealized losses that existed on the date of transfer will continue to be reported as a component of AOCI and will be amortized

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
into income over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the discount resulting from the transfer recorded at fair value. The amortized cost basis of held-to-maturity securities included a discount of $897 million at September 30, 2024 pertaining to the unamortized portion of unrealized losses on securities, which are offset in AOCI.

The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management.

The following table presents the components of net securities gains and losses recognized in the Condensed Consolidated Statements of Income, including those recognized related to the Bancorp’s non-qualifying hedging strategy for MSRs:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Available-for-sale debt and other securities:
Realized gains	$—	1	4	34
Realized losses	—	—	—	(30)
Impairment losses	(11)	(1)	(21)	(5)
Net losses on available-for-sale debt and other securities	$(11)	—	(17)	(1)
Trading debt securities:
Net realized gains	1	—	—	—
Net unrealized gains	—	—	—	2
Net trading debt securities gains	$1	—	—	2
Equity securities:
Net realized gains	4	2	15	3
Net unrealized gains (losses)	16	(9)	25	(1)
Net equity securities gains (losses)	$20	(7)	40	2
Total gains (losses) recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$10	(7)	23	3
(a)Excludes $7 and $9 of net securities gains for the three and nine months ended September 30, 2024, respectively, and $2 and $3 of net securities gains for the three and nine months ended September 30, 2023, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These gains and losses are included in commercial banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

The Bancorp recognized impairment losses on available-for-sale debt and other securities of $11 million and $21 million during the three and nine months ended September 30, 2024, respectively, compared with impairment losses of $1 million and $5 million during the three and nine months ended September 30, 2023, respectively. These losses were included in securities gains (losses), net, in the Condensed Consolidated Statements of Income and related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

At both September 30, 2024 and December 31, 2023, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during both the three and nine months ended September 30, 2024 and 2023.

At September 30, 2024 and December 31, 2023, investment securities with a fair value of $31.4 billion and $25.2 billion, respectively, were pledged to secure borrowing capacity, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of September 30, 2024 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$3,140	3,117	38	38
Due after 1 year through 5 years	17,036	16,376	3,071	3,106
Due after 5 years through 10 years	16,020	14,120	7,770	7,908
Due after 10 years	6,781	6,006	479	502
Other securities	777	777	—	—
Total	$43,754	40,396	11,358	11,554
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

The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
U.S. Treasury and federal agencies securities	$4,210	(4)	—	—	4,210	(4)
Agency residential mortgage-backed securities	215	(1)	4,796	(605)	5,011	(606)
Agency commercial mortgage-backed securities	3,736	(302)	17,651	(1,992)	21,387	(2,294)
Non-agency commercial mortgage-backed securities	—	—	4,210	(280)	4,210	(280)
Asset-backed securities and other debt securities	143	(12)	3,451	(174)	3,594	(186)
Total	$8,304	(319)	30,108	(3,051)	38,412	(3,370)
December 31, 2023
U.S. Treasury and federal agencies securities	$1,989	(3)	2,157	(139)	4,146	(142)
Agency residential mortgage-backed securities	81	(2)	10,200	(1,280)	10,281	(1,282)
Agency commercial mortgage-backed securities	5,439	(556)	19,957	(2,674)	25,396	(3,230)
Non-agency commercial mortgage-backed securities	141	(2)	4,284	(425)	4,425	(427)
Asset-backed securities and other debt securities	340	(17)	4,184	(281)	4,524	(298)
Total	$7,990	(580)	40,782	(4,799)	48,772	(5,379)

At September 30, 2024 and December 31, 2023, $29 million and $45 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	September 30, 2024	December 31, 2023
Loans and leases held for sale:
Commercial and industrial loans	$14	41
Commercial mortgage loans	34	—
Commercial construction loans	50	—
Commercial leases	2	3
Residential mortgage loans	512	334
Total loans and leases held for sale	$612	378
Portfolio loans and leases:
Commercial and industrial loans	$50,916	53,270
Commercial mortgage loans	11,394	11,276
Commercial construction loans	5,947	5,621
Commercial leases	2,873	2,579
Total commercial loans and leases	$71,130	72,746
Residential mortgage loans	$17,166	17,026
Home equity	4,074	3,916
Indirect secured consumer loans	15,942	14,965
Credit card	1,703	1,865
Solar energy installation loans	4,078	3,728
Other consumer loans	2,575	2,988
Total consumer loans	$45,538	44,488
Total portfolio loans and leases	$116,668	117,234

Portfolio loans and leases are recorded net of unearned income, which totaled $312 million and $272 million as of September 30, 2024 and December 31, 2023, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $593 million at both September 30, 2024 and December 31, 2023, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and valuation adjustments associated with loans measured at fair value. These items totaled a net discount of $316 million as of September 30, 2024 and $395 million as of December 31, 2023, of which $894 million and $865 million of net discount was related to solar energy installation loans, respectively.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $14.9 billion and $14.5 billion as of September 30, 2024 and December 31, 2023, respectively, pledged to the FHLB, and loans of $53.1 billion and $49.3 billion at September 30, 2024 and December 31, 2023, respectively, pledged to the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing(a)
($ in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Commercial and industrial loans	$50,930	53,311	10	8
Commercial mortgage loans	11,428	11,276	3	—
Commercial construction loans	5,997	5,621	—	—
Commercial leases	2,875	2,582	1	—
Residential mortgage loans	17,678	17,360	8	7
Home equity	4,074	3,916	—	—
Indirect secured consumer loans	15,942	14,965	—	—
Credit card	1,703	1,865	18	21
Solar energy installation loans	4,078	3,728	—	—
Other consumer loans	2,575	2,988	—	—
Total loans and leases	$117,280	117,612	40	36
Less: Loans and leases held for sale	612	378
Total portfolio loans and leases	$116,668	117,234
(a)Excludes government guaranteed residential mortgage loans.

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Commercial and industrial loans	$72	65	187	127
Commercial construction loans	—	—	—	1
Commercial leases	—	(1)	—	(1)
Residential mortgage loans	(1)	—	(1)	—
Home equity	—	—	—	1
Indirect secured consumer loans	22	19	63	48
Credit card	16	15	52	46
Solar energy installation loans	14	8	39	16
Other consumer loans	19	18	56	54
Total net charge-offs	$142	124	396	292

The following table presents the components of the net investment in portfolio leases as of:

($ in millions)(a)	September 30, 2024	December 31, 2023
Net investment in direct financing leases:
Lease payment receivable (present value)	$593	556
Unguaranteed residual assets (present value)	119	105
Net investment in sales-type leases:
Lease payment receivable (present value)	1,829	1,585
Unguaranteed residual assets (present value)	85	84
(a)Excludes $247 and $249 of leveraged leases at September 30, 2024 and December 31, 2023, respectively.

Interest income recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 was $10 million and $29 million, respectively, for direct financing leases and $21 million and $58 million, respectively, for sales-type leases. For the three and nine months ended September 30, 2023, interest income recognized was $7 million and $20 million, respectively, for direct financing leases and $16 million and $47 million, respectively, for sales-type leases.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents undiscounted cash flows for both direct financing and sales-type portfolio leases for the remainder of 2024 through 2029 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of September 30, 2024 ($ in millions)	Direct Financing Leases	Sales-Type Leases
Remainder of 2024	$45	134
2025	184	595
2026	151	429
2027	117	359
2028	66	237
2029	40	101
Thereafter	53	127
Total undiscounted cash flows	$656	1,982
Less: Difference between undiscounted cash flows and discounted cash flows	63	153
Present value of lease payments (recognized as lease receivables)	$593	1,829

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $14 million and $13 million at September 30, 2024 and December 31, 2023, respectively, to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the lease residual value. Refer to Note 6 for additional information on credit quality and the ALLL.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended September 30, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,113	136	1,039	2,288
Losses charged off(a)	(80)	—	(103)	(183)
Recoveries of losses previously charged off(a)	8	1	32	41
Provision for loan and lease losses	64	6	89	159
Balance, end of period	$1,105	143	1,057	2,305
(a)The Bancorp recorded $6 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

For the nine months ended September 30, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,130	145	1,047	2,322
Losses charged off(a)	(203)	(2)	(306)	(511)
Recoveries of losses previously charged off(a)	16	3	96	115
Provision for (benefit from) loan and lease losses	162	(3)	220	379
Balance, end of period	$1,105	143	1,057	2,305
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
(a)The Bancorp recorded $26 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of September 30, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$89	—	9	98
Collectively evaluated	1,016	143	1,048	2,207
Total ALLL	$1,105	143	1,057	2,305
Portfolio loans and leases:(b)
Individually evaluated	$274	130	87	491
Collectively evaluated	70,856	16,922	28,285	116,063
Total portfolio loans and leases	$71,130	17,052	28,372	116,554
(a)Includes $1 related to commercial leveraged leases at September 30, 2024.
(b)Excludes $114 of residential mortgage loans measured at fair value and includes $247 of commercial leveraged leases, net of unearned income, at September 30, 2024.

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

The following tables present the amortized cost basis of the Bancorp’s commercial portfolio segment, by class and vintage, disaggregated by credit risk rating:

As of September 30, 2024 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial loans:
Pass	$2,301	1,614	2,636	1,461	496	456	38,374	47,338
Special mention	20	9	27	20	3	76	1,073	1,228
Substandard	54	117	185	75	34	80	1,752	2,297
Doubtful	—	—	—	—	—	—	53	53
Total commercial and industrial loans	$2,375	1,740	2,848	1,556	533	612	41,252	50,916
Commercial mortgage owner-occupied loans:
Pass	$517	845	864	635	332	364	1,418	4,975
Special mention	24	2	11	15	1	18	11	82
Substandard	52	25	28	39	9	45	172	370
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$593	872	903	689	342	427	1,601	5,427
Commercial mortgage nonowner-occupied loans:
Pass	$405	839	749	222	292	436	2,542	5,485
Special mention	58	—	114	—	—	—	117	289
Substandard	19	45	8	—	—	2	119	193
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$482	884	871	222	292	438	2,778	5,967
Commercial construction loans:
Pass	$14	109	85	37	4	33	4,606	4,888
Special mention	—	—	—	—	—	—	787	787
Substandard	7	15	—	—	—	—	250	272
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$21	124	85	37	4	33	5,643	5,947
Commercial leases:
Pass	$1,065	357	311	345	150	560	—	2,788
Special mention	2	—	1	4	2	6	—	15
Substandard	—	18	15	4	4	29	—	70
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$1,067	375	327	353	156	595	—	2,873
Total commercial loans and leases:
Pass	$4,302	3,764	4,645	2,700	1,274	1,849	46,940	65,474
Special mention	104	11	153	39	6	100	1,988	2,401
Substandard	132	220	236	118	47	156	2,293	3,202
Doubtful	—	—	—	—	—	—	53	53
Total commercial loans and leases	$4,538	3,995	5,034	2,857	1,327	2,105	51,274	71,130

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
Commercial and industrial loans:
Pass	$2,124	3,434	1,814	580	263	321	40,889	49,425
Special mention	16	100	60	33	6	105	1,756	2,076
Substandard	105	103	28	18	39	73	1,397	1,763
Doubtful	—	—	—	—	—	—	6	6
Total commercial and industrial loans	$2,245	3,637	1,902	631	308	499	44,048	53,270
Commercial mortgage owner-occupied loans:
Pass	$870	1,078	746	408	219	260	1,279	4,860
Special mention	30	23	18	—	6	—	20	97
Substandard	31	22	11	10	45	10	114	243
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$931	1,123	775	418	270	270	1,413	5,200
Commercial mortgage nonowner-occupied loans:
Pass	$886	825	261	348	293	243	2,724	5,580
Special mention	111	166	—	2	—	2	81	362
Substandard	81	1	8	—	—	2	42	134
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$1,078	992	269	350	293	247	2,847	6,076
Commercial construction loans:
Pass	$171	36	45	41	70	6	4,818	5,187
Special mention	—	—	—	—	—	—	199	199
Substandard	61	—	33	—	—	—	141	235
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$232	36	78	41	70	6	5,158	5,621
Commercial leases:
Pass	$598	386	462	202	145	664	—	2,457
Special mention	1	9	12	3	8	14	—	47
Substandard	20	14	1	5	5	30	—	75
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$619	409	475	210	158	708	—	2,579
Total commercial loans and leases:
Pass	$4,649	5,759	3,328	1,579	990	1,494	49,710	67,509
Special mention	158	298	90	38	20	121	2,056	2,781
Substandard	298	140	81	33	89	115	1,694	2,450
Doubtful	—	—	—	—	—	—	6	6
Total commercial loans and leases	$5,105	6,197	3,499	1,650	1,099	1,730	53,466	72,746

The following tables summarize the Bancorp’s gross charge-offs within the commercial portfolio segment, by class and vintage:

For the nine months ended September 30, 2024 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$1	2	15	1	1	—	183	203
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	—	—
Commercial construction loans	—	—	—	—	—	—	—	—
Total commercial loans and leases	$1	2	15	1	1	—	183	203

For the nine months ended September 30, 2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$24	6	12	1	—	5	90	138
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	1	1
Commercial construction loans	—	—	—	—	—	—	1	1
Total commercial loans and leases	$24	6	12	1	—	5	92	140

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of September 30, 2024 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$50,785	44	87	131	50,916	10
Commercial mortgage owner-occupied loans	5,418	6	3	9	5,427	1
Commercial mortgage nonowner-occupied loans	5,961	1	5	6	5,967	2
Commercial construction loans	5,947	—	—	—	5,947	—
Commercial leases	2,860	12	1	13	2,873	1
Total portfolio commercial loans and leases	$70,971	63	96	159	71,130	14
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2023 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$53,107	61	102	163	53,270	8
Commercial mortgage owner-occupied loans	5,196	1	3	4	5,200	—
Commercial mortgage nonowner-occupied loans	6,061	14	1	15	6,076	—
Commercial construction loans	5,621	—	—	—	5,621	—
Commercial leases	2,562	17	—	17	2,579	—
Total portfolio commercial loans and leases	$72,547	93	106	199	72,746	8
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

The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both age and performing versus nonperforming status:

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2024 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2024	2023	2022	2021	2020	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$1,281	1,014	2,995	4,678	2,533	4,386	—	—	16,887
30-89 days past due	1	—	5	7	2	12	—	—	27
90 days or more past due	—	—	1	3	1	3	—	—	8
Nonperforming	—	2	8	9	8	103	—	—	130
Total residential mortgage loans(b)	$1,282	1,016	3,009	4,697	2,544	4,504	—	—	17,052
Home equity:
Performing:
Current	$115	71	36	2	5	90	3,602	63	3,984
30-89 days past due	—	—	—	—	—	2	20	1	23
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	—	—	—	7	54	6	67
Total home equity	$115	71	36	2	5	99	3,676	70	4,074
Indirect secured consumer loans:
Performing:
Current	$5,228	3,117	3,347	2,721	917	440	—	—	15,770
30-89 days past due	11	23	40	27	13	8	—	—	122
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	2	9	17	12	5	5	—	—	50
Total indirect secured consumer loans	$5,241	3,149	3,404	2,760	935	453	—	—	15,942
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,634	—	1,634
30-89 days past due	—	—	—	—	—	—	20	—	20
90 days or more past due	—	—	—	—	—	—	18	—	18
Nonperforming	—	—	—	—	—	—	31	—	31
Total credit card	$—	—	—	—	—	—	1,703	—	1,703
Solar energy installation loans:
Performing:
Current	$692	2,154	1,115	2	—	34	—	—	3,997
30-89 days past due	1	8	8	—	—	—	—	—	17
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	1	34	29	—	—	—	—	—	64
Total solar energy installation loans	$694	2,196	1,152	2	—	34	—	—	4,078
Other consumer loans:
Performing:
Current	$164	388	552	243	187	160	809	38	2,541
30-89 days past due	1	5	9	3	1	3	3	—	25
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	2	4	1	—	1	1	—	9
Total other consumer loans	$165	395	565	247	188	164	813	38	2,575
Total residential mortgage and consumer loans:
Performing:
Current	$7,480	6,744	8,045	7,646	3,642	5,110	6,045	101	44,813
30-89 days past due	14	36	62	37	16	25	43	1	234
90 days or more past due	—	—	1	3	1	3	18	—	26
Nonperforming	3	47	58	22	13	116	86	6	351
Total residential mortgage and consumer loans(b)	$7,497	6,827	8,166	7,708	3,672	5,254	6,192	108	45,424
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2024, $85 of these loans were 30-89 days past due and $141 were 90 days or more past due. The Bancorp recognized an immaterial amount and $1 of losses during the three and nine months ended September 30, 2024, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $114 of residential mortgage loans measured at fair value at September 30, 2024, including $1 of 30-89 days past due loans and $1 of nonperforming loans.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the Bancorp’s gross charge-offs within the residential mortgage and consumer portfolio segments, by class and vintage:

For the nine months ended September 30, 2024 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2024	2023	2022	2021	2020	Prior			Total
Residential mortgage loans	$—	—	—	—	—	2	—	—	2
Consumer loans:
Home equity	—	—	—	—	—	1	4	—	5
Indirect secured consumer loans	3	25	38	19	7	8	—	—	100
Credit card	—	—	—	—	—	—	67	—	67
Solar energy installation loans	1	16	13	—	5	9	—	—	44
Other consumer loans	—	10	21	9	12	11	25	2	90
Total residential mortgage and consumer loans	$4	51	72	28	24	31	96	2	308

For the nine months ended September 30, 2023 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Residential mortgage loans	$—	—	—	—	—	3	—	—	3
Consumer loans:
Home equity	—	—	—	—	—	1	5	—	6
Indirect secured consumer loans	4	28	20	10	7	6	—	—	75
Credit card	—	—	—	—	—	—	59	—	59
Solar energy installation loans	3	11	1	—	—	2	—	—	17
Other consumer loans	3	28	11	9	6	6	25	1	89
Total residential mortgage and consumer loans	$10	67	32	19	13	18	89	1	249

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	September 30, 2024	December 31, 2023
Commercial loans and leases:
Commercial and industrial loans	$206	268
Commercial mortgage owner-occupied loans	63	8
Commercial mortgage nonowner-occupied loans	4	2
Commercial construction loans	1	1
Total commercial loans and leases	$274	279
Residential mortgage loans	130	126
Consumer loans:
Home equity	62	54
Indirect secured consumer loans	25	15
Total consumer loans	$87	69
Total portfolio loans and leases	$491	474

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	September 30, 2024			December 31, 2023
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$217	38	255	273	31	304
Commercial mortgage owner-occupied loans	50	24	74	11	6	17
Commercial mortgage nonowner-occupied loans	—	4	4	—	3	3
Commercial construction loans	—	1	1	—	1	1
Commercial leases	—	—	—	—	1	1
Total nonaccrual portfolio commercial loans and leases	$267	67	334	284	42	326
Residential mortgage loans	43	88	131	26	98	124
Consumer loans:
Home equity	22	45	67	21	36	57
Indirect secured consumer loans	42	8	50	32	4	36
Credit card	31	—	31	34	—	34
Solar energy installation loans	64	—	64	60	—	60
Other consumer loans	9	—	9	12	—	12
Total nonaccrual portfolio consumer loans	$168	53	221	159	40	199
Total nonaccrual portfolio loans and leases(a)(b)	$478	208	686	469	180	649
OREO and other repossessed property	—	39	39	—	39	39
Total nonperforming portfolio assets(a)(b)	$478	247	725	469	219	688
(a)Excludes $8 and $1 of nonaccrual loans held for sale as of September 30, 2024 and December 31, 2023, respectively.
(b)Includes $20 and $19 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of September 30, 2024 and December 31, 2023, respectively.

The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the three and nine months ended September 30, 2024 and 2023.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $101 million and $107 million as of September 30, 2024 and December 31, 2023, respectively.

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

Portfolio loans with an amortized cost basis of $184 million and $171 million as of September 30, 2024 and 2023, respectively, were modified during the three months ended September 30, 2024 and 2023, respectively, and $373 million and $484 million were modified during the nine months ended September 30, 2024 and 2023, respectively, for borrowers experiencing financial difficulty, as further discussed in the following sections. These modifications for the three months ended September 30, 2024 and 2023 represented 0.16% and 0.14%, respectively, of total portfolio loans and leases as of September 30, 2024 and 2023, respectively, and 0.32% and 0.40% for the nine months ended September 30, 2024 and 2023, respectively. These amounts excluded $19 million and $6 million for the three months ended September 30, 2024 and 2023, respectively, and $42 million and $24 million for the nine months ended September 30, 2024 and 2023, respectively, of consumer and residential mortgage loans which have been granted a concession under provisions of the Federal Bankruptcy

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Act and are monitored separately from loans modified under the Bancorp’s loan modification programs. As of September 30, 2024 and December 31, 2023, the Bancorp had commitments of $80 million and $130 million, respectively, to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the twelve months ended September 30, 2024 and December 31, 2023, respectively.

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

The following tables present the amortized cost basis as of September 30, 2024 and 2023, respectively, of the Bancorp’s commercial portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended September 30, 2024 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$84	2	19	—	105	0.21%
Commercial mortgage owner-occupied loans	11	—	—	—	11	0.20
Commercial mortgage nonowner-occupied loans	28	—	—	—	28	0.47
Commercial construction loans	6	—	—	—	6	0.10
Total commercial portfolio loans	$129	2	19	—	150	0.22%

For the three months ended September 30, 2023 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$92	8	—	1	101	0.18%
Commercial mortgage owner-occupied loans	3	—	—	—	3	0.06
Commercial mortgage nonowner-occupied loans	1	—	—	—	1	0.02
Commercial construction loans	19	—	—	—	19	0.34
Total commercial portfolio loans	$115	8	—	1	124	0.17%

For the nine months ended September 30, 2024 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$164	20	23	1	208	0.41%
Commercial mortgage owner-occupied loans	25	—	1	—	26	0.48
Commercial mortgage nonowner-occupied loans	28	—	—	—	28	0.47
Commercial construction loans	6	—	—	—	6	0.10
Total commercial portfolio loans	$223	20	24	1	268	0.39%

For the nine months ended September 30, 2023 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$176	8	5	2	191	0.34%
Commercial mortgage owner-occupied loans	24	—	—	—	24	0.45
Commercial mortgage nonowner-occupied loans	21	—	—	3	24	0.42
Commercial construction loans	116	—	—	—	116	2.08
Total commercial portfolio loans	$337	8	5	5	355	0.47%

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

The following tables present the amortized cost basis as of September 30, 2024 and 2023, respectively, of the Bancorp’s residential mortgage portfolio loans that were modified for borrowers experiencing financial difficulty, by type of modification:

	September 30, 2024		September 30, 2023
For the three months ended ($ in millions)	Total	% of Total Class	Total	% of Total Class
Payment delay	$1	0.01%	$3	0.02%
Term extension and payment delay	17	0.10	27	0.15
Term extension, interest rate reduction and payment delay	4	0.02	1	0.01
Total residential mortgage portfolio loans	$22	0.13%	$31	0.18%

	September 30, 2024		September 30, 2023
For the nine months ended ($ in millions)	Total	% of Total Class	Total	% of Total Class
Payment delay	$5	0.03%	$16	0.09%
Term extension and payment delay	61	0.36	69	0.40
Term extension, interest rate reduction and payment delay	8	0.05	4	0.02
Total residential mortgage portfolio loans	$74	0.43%	$89	0.51%

The Bancorp had $4 million and $7 million of in-process modifications to residential mortgage loans outstanding as of September 30, 2024 and 2023, respectively, which are excluded from the completed modification activity in the tables above. These in-process modifications will be reported as completed modifications once the borrower satisfies the applicable contingencies in the modification agreement and the loan is contractually modified to make the modified terms permanent.

Consumer portfolio segment
The Bancorp’s modification programs for consumer loans vary based on type of loan. The most common modification program for home equity is a term extension for up to 360 months combined with a delay in repayment of delinquent amounts due until maturity, which is typically combined with an interest rate reduction. Modification programs for credit card typically involve an interest rate reduction and an increase to the minimum monthly payment in order to repay a larger portion of outstanding balances. Modifications for indirect secured consumer loans, solar energy installation loans and other consumer loans are less commonly utilized as part of the Bancorp’s loss mitigation activities and programs vary by specific product type.

The following tables present the amortized cost basis as of September 30, 2024 and 2023, respectively, of the Bancorp’s consumer portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended September 30, 2024 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$1	—	—	3	4	0.10%
Credit card	7	—	—	—	7	0.41
Solar energy installation loans	—	—	—	—	—	—
Other consumer loans	—	1	—	—	1	0.04
Total consumer portfolio loans	$8	1	—	3	12	0.04%

For the three months ended September 30, 2023 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$2	—	1	2	5	0.13%
Credit card	9	—	—	—	9	0.50
Solar energy installation loans	—	—	—	—	—	—
Other consumer loans	—	2	—	—	2	0.06
Total consumer portfolio loans	$11	2	1	2	16	0.06%

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For the nine months ended September 30, 2024 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$3	—	1	7	11	0.27%
Credit card	17	—	—	—	17	1.00
Solar energy installation loans	—	—	—	—	—	—
Other consumer loans	—	3	—	—	3	0.12
Total consumer portfolio loans	$20	3	1	7	31	0.11%

For the nine months ended September 30, 2023 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$3	—	2	7	12	0.31%
Credit card	23	—	—	—	23	1.27
Solar energy installation loans	—	1	—	—	1	0.03
Other consumer loans	—	4	—	—	4	0.13
Total consumer portfolio loans	$26	5	2	7	40	0.14%

Financial effects of loan modifications
The following tables present the financial effects of the Bancorp’s significant types of portfolio loan modifications to borrowers experiencing financial difficulty, by portfolio class:

For the three months ended September 30,
	Financial Effects	2024	2023
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions	5 months	7 months
	Weighted-average length of payment delay	21 months	10 months
Commercial mortgage owner- occupied loans	Weighted-average length of term extensions	6 months	3 months
Commercial mortgage nonowner- occupied loans	Weighted-average length of term extensions	5 months	12 months
Commercial construction loans	Weighted-average length of term extensions	5 months	12 months
Residential mortgage loans	Weighted-average length of term extensions	9.6 years	14.3 years
	Approximate amount of payment delays as a percentage of the related loan balances	13%	17%
Consumer loans:
Home equity	Weighted-average length of term extensions	22.9 years	24.5 years
	Weighted-average interest rate reduction	From 9.0% to 7.3%	From 9.0% to 7.2%
	Approximate amount of payment delays as a percentage of the related loan balances	5%	6%
Credit card	Weighted-average interest rate reduction	From 23.8% to 4.2%	From 23.9% to 3.9%

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For the nine months ended September 30,
	Financial Effects	2024	2023
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions	9 months	6 months
	Weighted-average length of payment delay	13 months	8 months
Commercial mortgage owner- occupied loans	Weighted-average length of term extensions	13 months	18 months
Commercial mortgage nonowner- occupied loans	Weighted-average length of term extensions	7 months	8 months
Commercial construction loans	Weighted-average length of term extensions	9 months	12 months
Residential mortgage loans	Weighted-average length of term extensions	10.0 years	12.5 years
	Approximate amount of payment delays as a percentage of the related loan balances	12%	16%
Consumer loans:
Home equity	Weighted-average length of term extensions	24.0 years	24.8 years
	Weighted-average interest rate reduction	From 9.0% to 7.2%	From 8.6% to 6.9%
	Approximate amount of payment delays as a percentage of the related loan balances	5%	5%
Credit card	Weighted-average interest rate reduction	From 23.8% to 4.1%	From 23.6% to 3.8%

Credit quality of modified loans
The Bancorp closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the amortized cost basis as of September 30, 2024 for the Bancorp’s portfolio loans that were modified during the twelve months then ended for borrowers experiencing financial difficulty, by age and portfolio class:

($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$196	13	10	219
Commercial mortgage owner-occupied loans	26	—	—	26
Commercial mortgage nonowner-occupied loans	67	—	—	67
Commercial construction loans	6	—	—	6
Residential mortgage loans	66	15	13	94
Consumer loans:
Home equity	13	1	1	15
Credit card(a)	16	3	3	22
Solar energy installation loans	1	—	—	1
Other consumer loans	3	—	—	3
Total portfolio loans	$394	32	27	453
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the amortized cost basis as of September 30, 2023 for the Bancorp’s portfolio loans that were modified between January 1, 2023 and September 30, 2023 to borrowers experiencing financial difficulty, by age and portfolio class:

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

The Bancorp considers modifications to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms as subsequently defaulted. The following table presents the amortized cost basis as of September 30, 2024 of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the three months ended September 30, 2024 and were within twelve months of the modification date:

($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$2	—	3	—	2	—	7
Residential mortgage loans	—	—	1	—	10	2	13
Consumer loans:
Home equity	—	—	—	—	—	1	1
Credit card	—	4	—	—	—	—	4
Total portfolio loans	$2	4	4	—	12	3	25

The following table presents the amortized cost basis as of September 30, 2024 of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the nine months ended September 30, 2024 and were within twelve months of the modification date:

($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$10	—	5	1	8	—	24
Residential mortgage loans	—	—	2	—	25	2	29
Consumer loans:
Home equity	—	1	—	—	—	1	2
Credit card	—	8	—	—	—	—	8
Total portfolio loans	$10	9	7	1	33	3	63

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of:

($ in millions)	September 30, 2024	December 31, 2023
Equipment	$2,709	2,578
Buildings(a)	1,764	1,742
Leasehold improvements	712	685
Land and improvements(a)	622	618
Construction in progress(a)	207	180
Bank premises and equipment held for sale:
Land and improvements	10	15
Equipment	10	—
Buildings	4	4
Accumulated depreciation and amortization	(3,613)	(3,473)
Total bank premises and equipment	$2,425	2,349
(a)Buildings, land and improvements and construction in progress included $1 and $9 associated with parcels of undeveloped land intended for future branch expansion at September 30, 2024 and December 31, 2023, respectively.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service banking centers at certain locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. The Bancorp closed a total of 28 banking centers throughout its footprint during the nine months ended September 30, 2024.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were immaterial for both the three months ended September 30, 2024 and 2023, and immaterial and $2 million for the nine months ended September 30, 2024 and 2023, respectively. For the three and nine months ended September 30, 2023, the Bancorp also recognized $7 million and $8 million of impairment losses, respectively, in conjunction with transferring certain parcels of land to OREO. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

8. Operating Lease Equipment
Operating lease equipment was $357 million and $459 million at September 30, 2024 and December 31, 2023, respectively, net of accumulated depreciation of $345 million and $355 million at September 30, 2024 and December 31, 2023, respectively. The Bancorp recorded lease income of $24 million and $33 million relating to lease payments for operating leases in leasing business revenue in the Condensed Consolidated Statements of Income during the three months ended September 30, 2024 and 2023, respectively, and $78 million and $105 million during the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense related to operating lease equipment was $20 million and $26 million for the three months ended September 30, 2024 and 2023, respectively, and $63 million and $86 million for the nine months ended September 30, 2024 and 2023 respectively. The Bancorp received payments of $78 million and $109 million related to operating leases during the nine months ended September 30, 2024 and 2023, respectively.

The following table presents future lease payments receivable from operating leases for the remainder of 2024 through 2029 and thereafter:

As of September 30, 2024 ($ in millions)	Undiscounted Cash Flows
Remainder of 2024	$25
2025	76
2026	50
2027	26
2028	11
2029	6
Thereafter	9
Total operating lease payments	$203

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
9. Lease Obligations – Lessee
The Bancorp leases certain banking centers, ATM sites, land for owned buildings and equipment. The Bancorp’s lease agreements typically do not contain any residual value guarantees or any material restrictive covenants.

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	September 30, 2024	December 31, 2023
Assets:
Operating lease ROU assets	Other assets	$525	511
Finance lease ROU assets	Bank premises and equipment	153	126
Total ROU assets(a)		$678	637
Liabilities:
Operating lease liabilities	Accrued taxes, interest and expenses	$609	601
Finance lease liabilities	Long-term debt	166	134
Total lease liabilities		$775	735
(a)    Operating and finance lease ROU assets are recorded net of accumulated amortization of $328 and $58, respectively, as of September 30, 2024, and $292 and $77, respectively, as of December 31, 2023.

The following table presents the components of lease costs:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
		2024	2023	2024	2023
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$5	5	16	15
Interest on lease liabilities	Interest on long-term debt	2	1	4	3
Total finance lease costs		$7	6	20	18
Operating lease cost	Net occupancy expense	$23	22	66	65
Short-term lease cost	Net occupancy expense	—	1	1	2
Variable lease cost	Net occupancy expense	7	7	21	22
Sublease income	Net occupancy expense	(1)	(1)	(2)	(2)
Total operating lease costs		$29	29	86	87
Total lease costs		$36	35	106	105

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized an immaterial amount and $1 million of impairment losses and termination charges for the ROU assets related to certain operating leases during the three months ended September 30, 2024 and 2023, respectively, and an immaterial amount and $2 million during the nine months ended September 30, 2024 and 2023, respectively. The recognized losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for the remainder of 2024 through 2029 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities:

As of September 30, 2024 ($ in millions)	Operating Leases	Finance Leases	Total
Remainder of 2024	$32	6	38
2025	93	23	116
2026	84	22	106
2027	76	21	97
2028	68	21	89
2029	58	11	69
Thereafter	381	104	485
Total undiscounted cash flows	$792	208	1,000
Less: Difference between undiscounted cash flows and discounted cash flows	183	42	225
Present value of lease liabilities	$609	166	775

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Operating leases	11.47	11.07
Finance leases	12.69	15.21
Weighted-average discount rate:
Operating leases	4.05%	3.72
Finance leases	3.78	3.02

The following table presents information related to lease transactions for the nine months ended September 30:

($ in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$71	68
Operating cash flows from finance leases	4	3
Financing cash flows from finance leases	14	12

Gains on sale-leaseback transactions	—	1
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

The Bancorp completed its annual goodwill impairment test as of September 30, 2024 by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Bancorp evaluated events and circumstances since the last impairment analysis, macroeconomic conditions, banking industry and market conditions and key financial metrics of the Bancorp as well as reporting unit and overall Bancorp financial performance. After assessing the totality of the events and circumstances, the Bancorp determined that it was not more likely than not that the fair values of the Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management reporting units were less than their respective carrying amounts and, therefore, the quantitative goodwill impairment test was deemed unnecessary.

Changes in the net carrying amount of goodwill, by reporting unit, for the nine months ended September 30, 2024 and the year ended December 31, 2023 were as follows:

($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$3,074	2,580	226	—	5,880
Accumulated impairment losses	(750)	(215)	—	—	(965)
Net carrying value as of December 31, 2022	2,324	2,365	226	—	4,915
Acquisition activity	—	4	—	—	4
Net carrying value as of December 31, 2023	2,324	2,369	226	—	4,919
Sale of business	—	—	(1)	—	(1)
Net carrying value as of September 30, 2024	$2,324	2,369	225	—	4,918

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

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 30, 2024
Core deposit intangibles	$206	(192)	14
Developed technology	106	(46)	60
Customer relationships	28	(9)	19
Other	13	(8)	5
Total intangible assets	$353	(255)	98
As of December 31, 2023
Core deposit intangibles	$209	(184)	25
Developed technology	106	(33)	73
Customer relationships	30	(10)	20
Other	16	(9)	7
Total intangible assets	$361	(236)	125

As of September 30, 2024, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $8 million and $10 million for the three months ended September 30, 2024 and 2023, respectively, and $27 million and $33 million for the nine months ended September 30, 2024 and 2023, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of September 30, 2024. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2024 through 2028 is as follows:

($ in millions)	Total
Remainder of 2024	$9
2025	28
2026	22
2027	14
2028	9

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to an automobile loan securitization and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets for the consolidated VIEs as of:

($ in millions)	September 30, 2024	December 31, 2023
Assets:
Other short-term investments	$50	55
Indirect secured consumer loans	1,097	1,535
Solar energy installation loans	34	38
ALLL	(21)	(28)
Other assets	8	10
Total assets	$1,168	1,610
Liabilities:
Other liabilities	$13	14
Long-term debt	1,008	1,409
Total liabilities	$1,021	1,423

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
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

September 30, 2024 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,136	751	2,178
Private equity investments	268	—	484
Loans provided to VIEs	4,411	—	6,883
Lease pool entities	33	—	33
Solar loan securitizations	8	—	8

December 31, 2023 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,007	690	2,054
Private equity investments	230	—	400
Loans provided to VIEs	4,274	—	6,395
Lease pool entities	42	—	42
Solar loan securitizations	9	—	9

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

The Bancorp’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Bancorp’s maximum exposure to loss as a result of its involvement with the VIEs is limited to the carrying amounts of the investments, including the unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, and the liabilities related to the unfunded commitments, which are included in other liabilities in the Condensed Consolidated Balance Sheets, are included in the previous tables for all periods presented. Certain CDC investments include undrawn liquidity and lending commitments which are included in the maximum exposure amount but not included in the Condensed Consolidated Balance Sheets. The Bancorp has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose the Bancorp to a loss. In certain arrangements, the general partner/managing member of the VIE has guaranteed a level of projected tax credits to be received by the limited partners/investor members, thereby minimizing a portion of the Bancorp’s risk.

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

At September 30, 2024 and December 31, 2023, the Bancorp’s CDC investments included $2.0 billion and $1.6 billion, respectively, of investments in tax credit programs for which the Bancorp had elected to apply the proportional amortization method. The unfunded commitments related to these investments were $751 million and $684 million at September 30, 2024 and December 31, 2023, respectively. The unfunded commitments as of September 30, 2024 are expected to be funded from 2024 to 2040.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the impacts to the Condensed Consolidated Statements of Income related to these investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2024	2023	2024	2023
Proportional amortization	Applicable income tax expense	$50	47	150	148
Tax credits and other benefits(b)	Applicable income tax expense	(67)	(60)	(190)	(178)
Changes in carrying amounts of equity method investments(c)	Other noninterest expense	2	—	6	—
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and nine months ended September 30, 2024 and 2023.
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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investment funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented in previous tables. Also, at September 30, 2024 and December 31, 2023, the Bancorp’s unfunded commitment amounts to the private equity funds were $216 million and $170 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $13 million and $15 million during the three months ended September 30, 2024 and 2023, respectively, and $38 million and $36 million during the nine months ended September 30, 2024 and 2023, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of September 30, 2024 and December 31, 2023, the Bancorp’s unfunded commitments to these entities were $2.5 billion and $2.1 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three and nine months ended September 30, 2024 and 2023. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Residential mortgage loan sales(a)	$1,327	1,374	2,802	3,882

Origination fees and gains on loan sales	18	19	50	59
Gross mortgage servicing fees	77	79	233	241
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the nine months ended September 30:

($ in millions)	2024	2023
Balance, beginning of period	$1,737	1,746
Servicing rights originated	36	57
Servicing rights purchased	—	25
Servicing rights sold	(5)	—
Changes in fair value:
Due to changes in inputs or assumptions(a)	1	107
Other changes in fair value(b)	(113)	(113)
Balance, end of period	$1,656	1,822
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	$45	(75)	(17)	(110)
MSR fair value adjustment due to changes in inputs or assumptions(a)	(49)	73	1	107
(a)Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended September 30, 2024 and 2023 were as follows:

	September 30, 2024			September 30, 2023
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	5.8	15.4%	494	6.6	12.2%	575

At September 30, 2024 and December 31, 2023, the Bancorp serviced $95.8 billion and $100.8 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the MSR portfolio was 3.78% and 3.72% at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)			Prepayment Speed Assumption				OAS Assumption
	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,653	8.4	6.7%	$(37)	(74)	(175)	470	$(35)	(69)
Adjustable-rate	3	3.9	22.0	—	—	(1)	696	—	—
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

As of September 30, 2024 and December 31, 2023, the balance of collateral held by the Bancorp for derivative assets was $728 million and $1.3 billion, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $437 million and $587 million as of September 30, 2024 and December 31, 2023, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of September 30, 2024 and December 31, 2023, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $8 million and $7 million, respectively.

As of September 30, 2024 and December 31, 2023, the balance of collateral posted by the Bancorp, as either initial margin or due to changes in fair value of the related derivative contracts was $1.2 billion and $1.1 billion, respectively. Additionally, as of September 30, 2024 and December 31, 2023, $437 million and $721 million, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both September 30, 2024 and December 31, 2023, the fair value of the additional collateral that could be required to be posted as a result of the credit risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
September 30, 2024 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$5,955	—	27
Total fair value hedges		—	27
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	—	—
Interest rate swaps related to C&I loans	8,000	—	10
Interest rate swaps related to C&I loans - forward starting(a)	4,000	—	—
Interest rate swaps related to commercial mortgage and commercial construction loans - forward starting(a)	4,000	—	—
Total cash flow hedges		—	10
Total derivatives designated as qualifying hedging instruments		—	37
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	3,505	11	1
Forward contracts related to residential mortgage loans measured at fair value(b)	1,040	1	4
Swap associated with the sale of Visa, Inc. Class B Shares	2,206	—	196
Foreign exchange contracts	175	—	—
Interest-only strips	32	1	—
Interest rate contracts for collateral management	1,000	—	—
Interest rate contracts for LIBOR transition	597	—	—
Other	41	—	—
Total free-standing derivatives – risk management and other business purposes		13	201
Free-standing derivatives – customer accommodation:
Interest rate contracts(c)(d)	89,233	628	777
Interest rate lock commitments	398	6	—
Commodity contracts	16,977	712	702
TBA securities	17	—	—
Foreign exchange contracts	38,815	739	710
Total free-standing derivatives – customer accommodation		2,085	2,189
Total derivatives not designated as qualifying hedging instruments		2,098	2,390
Total		$2,098	2,427
(a)Forward starting swaps will become effective on various dates between December 2024 and February 2025.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments in addition to certain portfolio residential mortgage loans measured at fair value.
(c)Derivative assets and liabilities are presented net of variation margin of $190 and $49, respectively.
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

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate or to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate. Decisions to enter into these interest rate swaps are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of September 30, 2024, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of September 30, 2024 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

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

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2024	2023	2024	2023
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$190	(147)	76	(186)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(190)	146	(76)	188

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	September 30, 2024	December 31, 2023
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$5,977	5,899
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	38	(38)
Available-for-sale debt and other securities:
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(10)	(11)

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of September 30, 2024, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of September 30, 2024, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 88 months.

Reclassified gains and losses on interest rate contracts related to commercial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of September 30, 2024 and December 31, 2023, respectively, $186 million and $372 million of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of September 30, 2024, $111 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to September 30, 2024.

During both the three and nine months ended September 30, 2024 and 2023, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net (losses) gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Amount of pre-tax net (losses) gains recognized in OCI	$530	(687)	(29)	(864)
Amount of pre-tax net losses reclassified from OCI into net income	(91)	(94)	(270)	(240)

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

The net (losses) gains recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2024	2023	2024	2023
Interest rate contracts:
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	$45	(75)	(17)	(110)
Forward contracts related to residential mortgage loans measured at fair value	Mortgage banking net revenue	(7)	6	(1)	9
Interest-only strips	Other noninterest income	—	—	—	(3)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(1)	5	5	1
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(47)	(10)	(87)	(72)

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The total notional amount of the risk participation agreements was $3.3 billion and $3.6 billion at September 30, 2024 and December 31, 2023, respectively, and the fair value was a liability of $5 million and $6 million at September 30, 2024 and December 31, 2023, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2024, the risk participation agreements had a weighted-average remaining life of 2.2 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2024	December 31, 2023
Pass	$3,026	3,168
Special mention	149	323
Substandard	95	72
Total	$3,270	3,563

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2024	2023	2024	2023
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$9	5	20	26
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(4)	4	—	2
Interest rate lock commitments	Mortgage banking net revenue	17	7	37	33
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	3	9	11	30
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	1	1	—
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	18	24	57	67
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	(16)	7	(13)	—
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	1	—	3

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of September 30, 2024
Derivative assets	$2,092	(1,178)	(251)	663
Derivative liabilities	2,427	(1,178)	(231)	1,018
As of December 31, 2023
Derivative assets	$2,672	(1,031)	(877)	764
Derivative liabilities	2,999	(1,031)	(159)	1,809
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
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	September 30, 2024	December 31, 2023
FHLB advances	$1,000	2,500
Securities sold under repurchase agreements	321	330
Derivative collateral	57	3
Other borrowed money	46	28
Total other short-term borrowings	$1,424	2,861

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities and held-to-maturity securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both September 30, 2024 and December 31, 2023, all securities sold under repurchase agreements were secured by agency mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

At both September 30, 2024 and December 31, 2023, the Bancorp’s other borrowed money primarily included obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp is required to recognize both the loan and the repurchase liability, regardless of the intent to repurchase the loans.

16. Long-Term Debt
On January 29, 2024, the Bancorp issued and sold $1.0 billion of fixed-rate/floating-rate senior notes which will mature on January 29, 2032. The senior notes will bear interest at a rate of 5.631% per annum to, but excluding, January 29, 2031. From, and including, January 29, 2031 until, but excluding January 29, 2032, the senior notes will bear interest at a rate of compounded SOFR plus 1.840%. The senior notes are redeemable in whole one year prior to their maturity date, or in whole or in part beginning 60 days prior to maturity, at par plus accrued and unpaid interest. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to January 29, 2031, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, plus accrued and unpaid interest, or (b) the present value of the remaining scheduled payments of principal and interest.

On September 6, 2024, the Bancorp issued and sold $750 million of fixed-rate/floating-rate senior notes which will mature on September 6, 2030. The senior notes will bear interest at a rate of 4.895% per annum to, but excluding, September 6, 2029. From, and including, September 6, 2029 until, but excluding, September 6, 2030, the senior notes will bear interest at a rate of compounded SOFR plus 1.486%. The senior notes are redeemable in whole one year prior to their maturity date, or in whole or in part beginning 30 days prior to maturity, at par plus accrued and unpaid interest. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to September 6, 2029, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, plus accrued and unpaid interest, or (b) the present value of the remaining scheduled payments of principal and interest.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
17. Capital Actions

Accelerated Share Repurchase Transactions
During the nine months ended September 30, 2024, the Bancorp entered into and settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the respective terms of each repurchase agreement. Each accelerated share repurchase was treated as two separate transactions, (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into and settled during the nine months ended September 30, 2024:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
June 12, 2024	$125	3,011,621	496,767	3,508,388	June 27, 2024
July 23, 2024	200	4,160,548	713,340	4,873,888	August 5, 2024
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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	September 30, 2024	December 31, 2023
Commitments to extend credit	$80,299	81,570
Letters of credit	1,998	2,095
Forward contracts related to residential mortgage loans measured at fair value	1,040	650
Capital commitments for private equity investments	216	170
Capital expenditures	100	95
Purchase obligations	36	69

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2024 and December 31, 2023, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $138 million and $166 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2024	December 31, 2023
Pass	$78,274	79,593
Special mention	836	1,301
Substandard	1,188	676
Doubtful	1	—
Total commitments to extend credit	$80,299	81,570

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of September 30, 2024:

($ in millions)
Less than 1 year(a)	$688
1 - 5 years(a)	1,270
Over 5 years	40
Total letters of credit	$1,998
(a)Includes $1 and $2 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both September 30, 2024 and December 31, 2023 and are considered guarantees in accordance with U.S. GAAP. Approximately 75% and 72% of the total standby letters of credit were collateralized as of September 30, 2024 and December 31, 2023, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $15 million and $20 million at September 30, 2024 and December 31, 2023, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2024	December 31, 2023
Pass	$1,798	1,902
Special mention	75	81
Substandard	122	112
Doubtful	3	—
Total letters of credit	$1,998	2,095

At September 30, 2024 and December 31, 2023, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of September 30, 2024 and December 31, 2023, total VRDNs, of which FTS was the remarketing agent for all, were $365 million and $400 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $53 million and $83 million of the VRDNs remarketed by FTS at September 30, 2024 and December 31, 2023, respectively. These letters of credit are included in the total letters of credit balance provided in the previous tables. The Bancorp held an immaterial amount and $6 million of these VRDNs in its portfolio and classified them as trading debt securities at September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $6 million and $7 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of September 30, 2024 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $9 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

During both the three months ended September 30, 2024 and 2023, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $2 million and $13 million, respectively, in outstanding principal of loans to satisfy investor demands. For both the nine months ended September 30, 2024 and 2023, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $17 million and $46 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended September 30, 2024 and 2023 were $8 million and $16 million, respectively. Total repurchase demand requests during the nine months ended September 30, 2024 and 2023 were $36 million and $76 million, respectively. Total outstanding repurchase demand inventory was $7 million and $8 million at September 30, 2024 and December 31, 2023, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $13 million and $6 million at September 30, 2024 and December 31, 2023, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both September 30, 2024 and December 31, 2023.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through September 30, 2024, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $196 million at September 30, 2024 and $168 million at December 31, 2023. Refer to Note 14 and Note 23 for further information.

After the Bancorp’s sale of the Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12
Q4 2021	250	11
Q2 2022	600	25
Q4 2022	350	15
Q2 2023	500	21
Q3 2023	150	6
Q3 2024	1,500	(a)
(a)The Bancorp made a cash payment of $65 million to the swap counterparty on October 23, 2024 as a result of the Visa escrow funding in the third quarter of 2024.

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

Klopfenstein v. Fifth Third Bank
On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class action lawsuits were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorneys’ fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On May 28, 2019, the Sixth Circuit Court of Appeals reversed the dismissal of plaintiffs’ breach of contract claim and remanded for further proceedings. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $440 million, plus prejudgment interest. On March 26, 2021, the trial court granted plaintiffs’ motion for class certification. On March 29, 2023, the trial court issued an order granting summary judgement on plaintiffs’ TILA claim, with statutory damages capped at $2 million plus costs and attorney fees. Plaintiffs’ claim for breach of contract proceeded to trial beginning on April 17, 2023. On April 27, 2023, the jury returned a verdict in favor of the Bank, finding a breach of contract, but that the voluntary payment doctrine is a complete defense to the breach of contract claim. On September 30, 2024, the trial court issued a decision denying post-trial motions related to the jury verdict.

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

20. Income Taxes
The applicable income tax expense was $155 million and $186 million for the three months ended September 30, 2024 and 2023, respectively, and $457 million and $519 million for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rates for the three months ended September 30, 2024 and 2023 were 21.3% and 22.0%, respectively, and 21.3% and 22.2% for the nine months ended September 30, 2024 and 2023, respectively.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
21. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
September 30, 2024 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$1,241	(297)	944
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	11	(2)	9
Net unrealized losses on available-for-sale debt securities	1,252	(299)	953	(3,486)	953	(2,533)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	33	(7)	26
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	33	(7)	26	(735)	26	(709)

Unrealized holding gains on cash flow hedge derivatives arising during period	530	(127)	403
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	91	(21)	70
Net unrealized losses on cash flow hedge derivatives	621	(148)	473	(659)	473	(186)

Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(17)	1	(16)

Other	2	—	2	(4)	2	(2)
Total	$1,909	(454)	1,455	(4,901)	1,455	(3,446)

	Total OCI			Total AOCI
September 30, 2023 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(1,594)	376	(1,218)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	(1,594)	376	(1,218)	(4,622)	(1,218)	(5,840)

Unrealized holding losses on cash flow hedge derivatives arising during period	(687)	160	(527)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	94	(22)	72
Net unrealized losses on cash flow hedge derivatives	(593)	138	(455)	(522)	(455)	(977)

Reclassification of amounts to net periodic benefit costs	—	—	—
Defined benefit pension plans, net	—	—	—	(18)	—	(18)

Other	—	—	—	(4)	—	(4)
Total	$(2,187)	514	(1,673)	(5,166)	(1,673)	(6,839)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The tables below present the activity of the components of OCI and AOCI for the nine months ended:

	Total OCI			Total AOCI
September 30, 2024 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$1,001	(238)	763
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	994	(209)	785
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	17	(4)	13
Net unrealized losses on available-for-sale debt securities	2,012	(451)	1,561	(4,094)	1,561	(2,533)

Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(994)	209	(785)
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	97	(21)	76
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(897)	188	(709)	—	(709)	(709)

Unrealized holding losses on cash flow hedge derivatives arising during period	(29)	7	(22)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	270	(62)	208
Net unrealized losses on cash flow hedge derivatives	241	(55)	186	(372)	186	(186)

Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(17)	1	(16)

Other	2	—	2	(4)	2	(2)
Total	$1,359	(318)	1,041	(4,487)	1,041	(3,446)

	Total OCI			Total AOCI
September 30, 2023 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(1,638)	386	(1,252)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	1	—	1
Net unrealized losses on available-for-sale debt securities	(1,637)	386	(1,251)	(4,589)	(1,251)	(5,840)

Unrealized holding losses on cash flow hedge derivatives arising during period	(864)	200	(664)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	240	(55)	185
Net unrealized losses on cash flow hedge derivatives	(624)	145	(479)	(498)	(479)	(977)

Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(19)	1	(18)

Other	—	—	—	(4)	—	(4)
Total	$(2,260)	531	(1,729)	(5,110)	(1,729)	(6,839)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2024	2023	2024	2023
Net unrealized losses on available-for-sale debt securities:(a)
Net losses included in net income	Securities gains (losses), net	$(11)	—	(17)	(1)
	Income before income taxes	(11)	—	(17)	(1)
	Applicable income tax expense	2	—	4	—
	Net income	(9)	—	(13)	(1)
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:(a)
Net losses included in net income	Interest on securities	(33)	—	(97)	—
	Income before income taxes	(33)	—	(97)	—
	Applicable income tax expense	7	—	21	—
	Net income	(26)	—	(76)	—
Net unrealized losses on cash flow hedge derivatives:(a)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	(91)	(94)	(270)	(240)
	Income before income taxes	(91)	(94)	(270)	(240)
	Applicable income tax expense	21	22	62	55
	Net income	(70)	(72)	(208)	(185)
Net periodic benefit costs:(a)
Amortization of net actuarial loss	Compensation and benefits(b)	(1)	—	(1)	(2)
	Income before income taxes	(1)	—	(1)	(1)
	Applicable income tax expense	—	—	—	—
	Net income	(1)	—	(1)	(1)
Other:(a)
Net losses included in net income	Other noninterest expense	(2)	—	(2)	—
	Income before income taxes	(2)	—	(2)	—
	Applicable income tax expense	—	—	—	—
	Net income	(2)	—	(2)	—

Total reclassifications for the period	Net income	$(108)	(72)	(300)	(187)
(a)Amounts in parentheses indicate reductions to net income.
(b)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 22 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

22. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except per share data)	2024	2023	2024	2023
Net income available to common shareholders	$532	623	$1,573	1,719
Average common shares outstanding - basic	681	684	684	684
Effect of dilutive stock-based awards	5	3	5	4
Average common shares outstanding - diluted	$686	687	$689	688
Earnings per share - basic	$0.78	0.91	$2.30	2.51
Earnings per share - diluted	0.78	0.91	2.28	2.50
Anti-dilutive stock-based awards excluded from diluted shares	1	6	2	6

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

	Fair Value Measurements Using
September 30, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$4,350	—	—	4,350
Obligations of states and political subdivisions securities	—	—	—	—
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	5,017	—	5,017
Agency commercial mortgage-backed securities	—	21,719	—	21,719
Non-agency commercial mortgage-backed securities	—	4,399	—	4,399
Asset-backed securities and other debt securities	—	4,134	—	4,134
Available-for-sale debt and other securities(a)	4,350	35,269	—	39,619
Trading debt securities:
U.S. Treasury and federal agencies securities	596	23	—	619
Obligations of states and political subdivisions securities	—	86	—	86
Agency residential mortgage-backed securities	—	12	—	12
Asset-backed securities and other debt securities	—	459	—	459
Trading debt securities	596	580	—	1,176
Equity securities	394	34	—	428
Residential mortgage loans held for sale	—	512	—	512
Residential mortgage loans(b)	—	—	114	114
Servicing rights	—	—	1,656	1,656
Derivative assets:
Interest rate contracts	2	638	7	647
Foreign exchange contracts	—	739	—	739
Commodity contracts	152	560	—	712
Derivative assets(c)	154	1,937	7	2,098
Total assets	$5,494	38,332	1,777	45,603
Liabilities:
Derivative liabilities:
Interest rate contracts	$4	810	5	819
Foreign exchange contracts	—	710	—	710
Equity contracts	—	—	196	196
Commodity contracts	30	672	—	702
Derivative liabilities(d)	34	2,192	201	2,427
Short positions:
U.S. Treasury and federal agencies securities	81	1	—	82
Asset-backed securities and other debt securities	—	149	—	149
Short positions(d)	81	150	—	231
Total liabilities	$115	2,342	201	2,658
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $275, $499 and $3, respectively, at September 30, 2024.
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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At September 30, 2024 and December 31, 2023, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the Bancorp’s IRLCs at September 30, 2024 was $6 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $2 million and $4 million, respectively. Immediate increases in current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $3 million and $6 million, respectively. An immediate 10% or 20% change in loan closing rates, either adverse or favorable, would not have a material impact on the fair value of IRLCs as of September 30, 2024. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2024 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$109	1,731	—	(164)	1,676
Total (losses) gains (realized/unrealized):(b)
Included in earnings	7	(90)	18	(47)	(112)
Purchases/originations	—	15	—	—	15
Settlements	(3)	—	(16)	15	(4)
Transfers into Level 3(c)	1	—	—	—	1
Balance, end of period	$114	1,656	2	(196)	1,576
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2024	$7	(66)	6	(47)	(100)
(a)Net interest rate derivatives include derivative assets and liabilities of $7 and $5, respectively, as of September 30, 2024.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2024.
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
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2023.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2024 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$116	1,737	—	(168)	1,685
Total (losses) gains (realized/unrealized):(b)
Included in earnings	4	(112)	38	(87)	(157)
Purchases/originations	—	36	(1)	—	35
Sales	—	(5)	—	—	(5)
Settlements	(9)	—	(35)	59	15
Transfers into Level 3(c)	3	—	—	—	3
Balance, end of period	$114	1,656	2	(196)	1,576
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2024	$4	(44)	7	(87)	(120)
(a)Net interest rate derivatives include derivative assets and liabilities of $7 and $5, respectively, as of September 30, 2024.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2024.
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

The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Mortgage banking net revenue	$(66)	33	(71)	19
Commercial banking revenue	1	1	2	3
Other noninterest income	(47)	(10)	(88)	(72)
Total (losses) gains	$(112)	24	(157)	(50)

The total losses and gains included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2024 and 2023 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Mortgage banking net revenue	$(54)	51	(34)	49
Commercial banking revenue	1	1	2	3
Other noninterest income	(47)	(10)	(88)	(72)
Total (losses) gains	$(100)	42	(120)	(20)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present information as of September 30, 2024 and 2023 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of September 30, 2024 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$114	Loss rate model	Interest rate risk factor	(52.3)	-	4.3%		(9.3)%	(a)
			Credit risk factor	—	-	0.5%		0.1%	(a)
Servicing rights	1,656	DCF	Prepayment speed	—	-	100.0%	(Fixed)	6.7%	(b)
							(Adjustable)	22.0%	(b)
			OAS (bps)	420	-	1,833	(Fixed)	470	(b)
							(Adjustable)	696	(b)
IRLCs, net	6	DCF	Loan closing rates	18.5	-	96.0%		78.7%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(196)	DCF	Timing of the resolution of the Covered Litigation	Q4 2026	-	Q1 2028	Q2 2027		(d)
(a)Unobservable inputs were weighted by the relative carrying value of the instruments.
(b)Unobservable inputs were weighted by the relative unpaid principal balance of the instruments.
(c)Unobservable inputs were weighted by the relative notional amount of the instruments.
(d)Unobservable inputs were weighted by the probability of the final funding date of the instruments.

As of September 30, 2023 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$113	Loss rate model	Interest rate risk factor	(28.7)	-	4.0%		(16.9)%	(a)
			Credit risk factor	—	-	0.6%		0.2%	(a)
Servicing rights	1,822	DCF	Prepayment speed	—	-	100.0%	(Fixed)	5.0%	(b)
							(Adjustable)	20.3%	(b)
			OAS (bps)	477	-	1,447	(Fixed)	582	(b)
							(Adjustable)	1,204	(b)
IRLCs, net	4	DCF	Loan closing rates	33.2	-	97.5%		82.3%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(172)	DCF	Timing of the resolution of the Covered Litigation	Q3 2024	-	Q1 2027	Q4 2025		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of September 30, 2024 and 2023, and for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2024 and 2023, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of September 30, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2024	For the nine months ended September 30, 2024
Commercial loans held for sale	$—	—	47	47	(1)	(1)
Commercial loans and leases	—	—	125	125	(73)	(177)
Consumer and residential mortgage loans	—	—	208	208	(7)	(10)
OREO	—	—	6	6	—	(1)
Bank premises and equipment	—	—	9	9	—	—
Private equity investments	—	3	—	3	2	11
Total	$—	3	395	398	(79)	(178)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total Losses
As of September 30, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2023	For the nine months ended September 30, 2023
Commercial loans and leases	$—	—	154	154	(21)	(118)
Consumer and residential mortgage loans	—	—	188	188	(2)	(10)
OREO	—	—	18	18	(7)	(8)
Bank premises and equipment	—	—	4	4	—	(2)
Private equity investments	—	—	—	—	—	(2)
Total	$—	—	364	364	(30)	(140)

The following tables present information as of September 30, 2024 and 2023 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of September 30, 2024 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$47	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	125	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	208	Appraised value	Collateral value	NM	NM
OREO	6	Appraised value	Appraised value	NM	NM
Bank premises and equipment	9	Appraised value	Appraised value	NM	NM
Private equity investments	—	Comparable company analysis	Market comparable transactions	NM	NM

As of September 30, 2023 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$154	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	188	Appraised value	Collateral value	NM	NM
OREO	18	Appraised value	Appraised value	NM	NM
Bank premises and equipment	4	Appraised value	Appraised value	NM	NM
Private equity investments	—	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the three and nine months ended September 30, 2024 and 2023. These valuations were primarily based on applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans (Level 3 of the valuation hierarchy).
Portfolio loans and leases
During the three and nine months ended September 30, 2024 and 2023, the Bancorp recorded nonrecurring adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the amortized cost basis of the loan or lease exceeds the estimated net realizable value of the collateral, then an ALLL is recognized, or a charge-off once the remaining amount is considered uncollectible.

OREO
During the three and nine months ended September 30, 2024 and 2023, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties upon the transfer, or subsequent to the transfer, to OREO. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of $2 million and $11 million during the three and nine months ended September 30, 2024, respectively, and did not recognize gains during both the three and nine months ended September 30, 2023, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2024 includes a cumulative $20 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. For both the three and nine months ended September 30, 2024 as well as the three months ended September 30, 2023, the Bancorp did not recognize impairment charges on its private equity investments. The Bancorp recognized $2 million of impairment charges during the nine months ended September 30, 2023. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2024 includes a cumulative $15 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fair value changes recognized in earnings for residential mortgage loans held at September 30, 2024 and 2023 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $2 million and losses of $24 million, respectively. These changes are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount at both September 30, 2024 and December 31, 2023. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

September 30, 2024 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$626	624	2
Past due loans of 30-89 days	1	1	—
Nonaccrual loans	1	1	—
December 31, 2023
Residential mortgage loans measured at fair value	$450	456	(6)
Past due loans of 30-89 days	1	1	—
Nonaccrual loans	2	2	—

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of September 30, 2024 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,215	3,215	—	—	3,215
Other short-term investments	21,729	21,729	—	—	21,729
Other securities	777	—	777	—	777
Held-to-maturity securities	11,358	2,379	9,173	2	11,554
Loans and leases held for sale	100	—	—	100	100
Portfolio loans and leases:
Commercial loans and leases	70,025	—	—	70,529	70,529
Consumer and residential mortgage loans	44,224	—	—	42,190	42,190
Total portfolio loans and leases, net	$114,249	—	—	112,719	112,719
Financial liabilities:
Deposits	$168,340	—	168,319	—	168,319
Federal funds purchased	169	169	—	—	169
Other short-term borrowings	1,424	—	1,429	—	1,429
Long-term debt	17,058	13,979	3,452	—	17,431

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2023 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,142	3,142	—	—	3,142
Other short-term investments	22,082	22,082	—	—	22,082
Other securities	722	—	722	—	722
Held-to-maturity securities	2	—	—	2	2
Loans and leases held for sale	44	—	—	44	44
Portfolio loans and leases:
Commercial loans and leases	71,616	—	—	71,766	71,766
Consumer and residential mortgage loans	43,180	—	—	41,410	41,410
Total portfolio loans and leases, net	$114,796	—	—	113,176	113,176
Financial liabilities:
Deposits	$168,912	—	168,873	—	168,873
Federal funds purchased	193	193	—	—	193
Other short-term borrowings	2,861	—	2,872	—	2,872
Long-term debt	16,418	14,481	1,903	—	16,384

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

During the first quarter of 2024, the Bancorp eliminated certain revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking. As a result, the results of operations for the Wealth and Asset Management segment for the three and nine months ended September 30, 2023 were adjusted to reflect the impact of the elimination of these revenue sharing agreements between Wealth and Asset Management and Consumer and Small Business Banking. The impact of the elimination of these revenue sharing agreements for the years ended December 31, 2023, 2022 and 2021 resulted in a decrease in wealth and asset management revenue and an offsetting decrease in other noninterest expense within the Wealth and Asset Management segment of $186 million, $177 million and $180 million, respectively.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the three months ended:

September 30, 2024 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Total
Net interest income	$669	1,031	50	(329)		1,421
Provision for credit losses	76	78	—	6		160
Net interest income after provision for credit losses	$593	953	50	(335)		1,261
Noninterest income:
Wealth and asset management revenue	$1	64	98	—		163
Service charges on deposits	104	56	—	1		161
Commercial banking revenue	162	1	—	—		163
Card and processing revenue	27	78	1	—		106
Mortgage banking net revenue	—	50	—	—		50
Leasing business revenue	43	—	—	—		43
Other noninterest income	11	31	—	(27)		15
Securities gains, net	9	—	—	1		10
Total noninterest income	$357	280	99	(25)		711
Noninterest expense:
Compensation and benefits	$151	206	54	279		690
Technology and communications	3	7	—	111		121
Net occupancy expense	9	52	3	17		81
Equipment expense	7	13	—	18		38
Marketing expense	1	15	—	10		26
Leasing business expense	21	—	—	—		21
Card and processing expense	2	20	—	—		22
Other noninterest expense	276	291	38	(360)		245
Total noninterest expense	$470	604	95	75		1,244
Income (loss) before income taxes	$480	629	54	(435)		728
Applicable income tax expense (benefit)	87	132	12	(76)		155
Net income (loss)	$393	497	42	(359)		573
Total goodwill	$2,324	2,369	225	—		4,918
Total assets	$75,594	89,890	10,669	38,165	(a)	214,318
(a)Includes bank premises and equipment of $24 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2023 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Total
Net interest income	$1,007	1,390	98	(1,057)		1,438
Provision for credit losses	—	105	1	13		119
Net interest income after provision for credit losses	$1,007	1,285	97	(1,070)		1,319
Noninterest income:
Wealth and asset management revenue	$—	53	92	—		145
Service charges on deposits	95	55	—	(1)		149
Commercial banking revenue	154	1	—	(1)		154
Card and processing revenue	23	78	—	3		104
Mortgage banking net revenue	—	57	—	—		57
Leasing business revenue	58	—	—	—		58
Other noninterest income	24	30	2	(1)		55
Securities losses, net	(1)	—	—	(6)		(7)
Total noninterest income	$353	274	94	(6)		715
Noninterest expense:
Compensation and benefits	$156	217	53	203		629
Technology and communications	4	7	—	104		115
Net occupancy expense(b)	12	52	3	17		84
Equipment expense	7	11	—	19		37
Marketing expense	1	17	—	17		35
Leasing business expense	29	—	—	—		29
Card and processing expense	3	19	—	(1)		21
Other noninterest expense	266	301	34	(363)		238
Total noninterest expense	$478	624	90	(4)		1,188
Income (loss) before income taxes	$882	935	101	(1,072)		846
Applicable income tax expense (benefit)	164	196	22	(196)		186
Net income (loss)	$718	739	79	(876)		660
Total goodwill	$2,324	2,369	226	—		4,919
Total assets	$82,829	88,230	10,538	31,370	(a)	212,967
(a)Includes bank premises and equipment of $22 classified as held for sale. For more information, refer to Note 7.
(b)Includes impairment losses and termination charges of $1 for ROU assets related to certain operating leases. For more information, refer to Note 9.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the nine months ended:

September 30, 2024 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Total
Net interest income	$2,012	3,210	162	(1,192)		4,192
Provision for (benefit from) credit losses	284	232	—	(165)		351
Net interest income after provision for (benefit from) credit losses	$1,728	2,978	162	(1,027)		3,841
Noninterest income:
Wealth and asset management revenue	$2	185	296	—		483
Service charges on deposits	307	159	1	—		467
Commercial banking revenue	446	4	1	—		451
Card and processing revenue	80	232	2	2		316
Mortgage banking net revenue	—	153	1	—		154
Leasing business revenue	120	—	—	—		120
Other noninterest income	46	86	1	(30)		103
Securities gains, net	3	—	—	20		23
Total noninterest income	$1,004	819	302	(8)		2,117
Noninterest expense:
Compensation and benefits	$496	666	168	769		2,099
Technology and communications	10	22	1	318		351
Net occupancy expense	27	159	9	56		251
Equipment expense	21	38	—	55		114
Marketing expense	2	55	1	34		92
Leasing business expense	69	—	—	—		69
Card and processing expense	6	57	1	(1)		63
Other noninterest expense	797	871	112	(1,012)		768
Total noninterest expense	$1,428	1,868	292	219		3,807
Income (loss) before income taxes	$1,304	1,929	172	(1,254)		2,151
Applicable income tax expense (benefit)	224	405	36	(208)		457
Net income (loss)	$1,080	1,524	136	(1,046)		1,694
Total goodwill	$2,324	2,369	225	—		4,918
Total assets	$75,594	89,890	10,669	38,165	(a)	214,318
(a)Includes bank premises and equipment of $24 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2023 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other		Total
Net interest income	$3,006	4,016	294	(2,905)		4,411
Provision for credit losses	37	221	1	201		460
Net interest income after provision for credit losses	$2,969	3,795	293	(3,106)		3,951
Noninterest income:
Wealth and asset management revenue	$2	159	273	—		434
Service charges on deposits	275	159	—	(3)		431
Commercial banking revenue	459	3	1	(2)		461
Card and processing revenue	69	231	2	8		310
Mortgage banking net revenue	—	184	—	—		184
Leasing business revenue	162	—	—	—		162
Other noninterest income(a)	68	83	2	(1)		152
Securities gains (losses), net	(9)	—	—	12		3
Total noninterest income	$1,026	819	278	14		2,137
Noninterest expense:
Compensation and benefits	$499	663	169	705		2,036
Technology and communications	10	20	1	316		347
Net occupancy expense(c)	32	156	9	51		248
Equipment expense	22	32	—	56		110
Marketing expense	2	52	1	41		96
Leasing business expense	94	—	—	—		94
Card and processing expense	8	57	1	(3)		63
Other noninterest expense	849	920	105	(1,118)		756
Total noninterest expense	$1,516	1,900	286	48		3,750
Income (loss) before income taxes	$2,479	2,714	285	(3,140)		2,338
Applicable income tax expense (benefit)	470	569	59	(579)		519
Net income (loss)	$2,009	2,145	226	(2,561)		1,819
Total goodwill	$2,324	2,369	226	—		4,919
Total assets	$82,829	88,230	10,538	31,370	(b)	212,967
(a)Includes impairment charges of $1 for bank premises and equipment recorded in both Consumer and Small Business Banking and General Corporate and Other. For more information, refer to Note 7 and Note 23.
(b)Includes bank premises and equipment of $22 classified as held for sale. For more information, refer to Note 7.
(c)Includes impairment losses and termination charges of $2 for ROU assets related to certain operating leases. For more information, refer to Note 9.

25. Subsequent Event
On October 21, 2024, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp paid $300 million on October 22, 2024 to repurchase shares of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its Board-approved 100 million share repurchase program previously announced on June 18, 2019. The Bancorp expects the settlement of the transaction to occur on or before December 27, 2024.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 19 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
There have been no material changes made during the third quarter of 2024 to any of the risk factors as previously disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2024.

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
4.1
Seventeenth Supplemental Indenture dated as of September 6, 2024 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee, as amended by Article 4 of the Twelfth Supplemental Indenture dated April 25, 2022 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on September 6, 2024.

4.2	Form of 4.895% Fixed Rate/Floating Rate Senior Notes due 2030. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on September 6, 2024.
10.1	Supplemental Confirmation dated July 22, 2024, to Master Confirmation dated August 5, 2019, for accelerated share repurchase transaction between Fifth Third Bancorp and Citibank, N.A.**
10.2	Master Confirmation dated September 30, 2024, for accelerated share repurchase transaction between Fifth Third Bancorp, Deutsche Bank AG, London Branch and Deutsche Bank Securities Inc.
10.3	Bancorp Director Pay Program.*
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
99.1	Stipulated Final Judgement and Order filed July 9, 2024. Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on July 9, 2024.
99.2
Consent Order filed July 9, 2024, issued by the Consumer Financial Protection Bureau, including the Stipulation and Consent to the Issuance of a Consent Order, dated July 5, 2024, by Fifth Third Bank, N.A. Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on July 9, 2024.

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

Fifth Third Bancorp
Registrant

Date: November 5, 2024

/s/ Bryan D. Preston
Bryan D. Preston
Executive Vice President
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)