Form 10-K
period 2024-12-31
FIFTH THIRD BANCORP
filed 2025-02-24
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒
There were 665,618,316 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2025. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $21.7 billion as of June 30, 2024.
13 Fifth Third Bancorp

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (the “SEC”) with respect to annual reports on Form 10-K and annual reports to shareholders. Sections of the Bancorp’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Only those sections of this 2024 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the registrant’s Form 10-K for the year ended December 31, 2024. No other information contained in this 2024 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the registrant’s Form 10-K.

10-K CROSS REFERENCE INDEX

14 Fifth Third Bancorp

FORWARD-LOOKING STATEMENTS
This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements other than statements of historical fact are forward-looking statements. These statements relate to our financial condition, results of operations, plans, objectives, future performance, capital actions or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in the Risk Factors section in Item 1A in this Annual Report on Form 10-K. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) deteriorating credit quality; (2) loan concentration by location or industry of borrowers or collateral; (3) problems encountered by other financial institutions; (4) inadequate sources of funding or liquidity; (5) unfavorable actions of rating agencies; (6) inability to maintain or grow deposits; (7) limitations on the ability to receive dividends from subsidiaries; (8) cyber-security risks; (9) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (10) failures by third-party service providers; (11) inability to manage strategic initiatives and/or organizational changes; (12) inability to implement technology system enhancements, including the use of artificial intelligence; (13) failure of internal controls and other risk management programs; (14) losses related to fraud, theft, misappropriation or violence; (15) inability to attract and retain skilled personnel; (16) adverse impacts of government regulation; (17) governmental or regulatory changes or other actions; (18) failures to meet applicable capital requirements; (19) regulatory objections to Fifth Third’s capital plan; (20) regulation of Fifth Third’s derivatives activities; (21) deposit insurance premiums; (22) assessments for the orderly liquidation fund; (23) weakness in the national or local economies; (24) global political and economic uncertainty or negative actions; (25) changes in interest rates and the effects of inflation; (26) changes and trends in capital markets; (27) fluctuation of Fifth Third’s stock price; (28) volatility in mortgage banking revenue; (29) litigation, investigations, and enforcement proceedings; (30) breaches of contractual covenants, representations and warranties; (31) competition and changes in the financial services industry; (32) potential impacts of the adoption of real-time payment networks; (33) changing retail distribution strategies, customer preferences and behavior; (34) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (35) potential dilution from future acquisitions; (36) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (37) results of investments or acquired entities; (38) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (39) inaccuracies or other failures from the use of models; (40) effects of critical accounting policies and judgments or the use of inaccurate estimates; (41) weather-related events, other natural disasters, or health emergencies (including pandemics); (42) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity; (43) changes in law or requirements imposed by Fifth Third’s regulators impacting our capital actions, including dividend payments and stock repurchases; and (44) Fifth Third’s ability to meet its environmental and/or social targets, goals and commitments. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as may be required by law, and we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The information contained herein is intended to be reviewed in its totality, and any stipulations, conditions or provisos that apply to a given piece of information in one part of this report should be read as applying mutatis mutandis to every other instance of such information appearing herein.
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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio and is the indirect holding company of Fifth Third Bank, National Association (the “Bank”). As of December 31, 2024, Fifth Third had $213 billion in assets and operates 1,089 full-service Banking Centers and 2,080 Fifth Third branded ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Georgia, North Carolina and South Carolina. The Bancorp operates three main businesses: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management. Fifth Third is among the largest money managers in the Midwest and, as of December 31, 2024, had $634 billion in assets under care, of which it managed $69 billion for individuals, corporations and not-for-profit organizations. Investor information and press releases can be viewed on the Bancorp’s Investor Relations website at ir.53.com. Information on or accessible through our website is not deemed to be incorporated into this Annual Report on Form 10-K. Website references in this Annual Report are merely textual references. Fifth Third’s common stock is traded on the NASDAQ® Global Select Market under the symbol “FITB.”

The Bancorp’s subsidiaries provide a wide range of financial products and services to the commercial, financial, retail, governmental, educational, energy and healthcare sectors. This includes a variety of checking, savings and money market accounts, wealth management solutions, payments and commerce solutions, securities products and services, insurance services and credit products such as commercial loans and leases, mortgage loans, credit cards, installment loans and other lending products. These products and services are delivered through a variety of channels including the Bancorp’s banking centers, other offices, telephone sales, the internet and mobile applications. The Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund (the “DIF”). Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of subsidiaries of the Bancorp as of February 15, 2025.

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

Competition
The Bancorp, primarily through the Bank, competes for deposits, loans and other banking services in its principal geographic markets as well as in selected national markets as opportunities arise. In addition to traditional banking institutions, the Bancorp competes with securities dealers, brokers, mortgage bankers, investment advisors, specialty finance, private credit, financial technology and insurance companies. These companies compete across geographic boundaries and provide customers with meaningful alternatives to traditional banking services in nearly all significant products. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers. These competitive trends are likely to continue.

Human Capital Resources
The Bancorp’s human capital strategy is designed to attract, develop and retain talent. This strategy ensures that Fifth Third has the talent, capabilities and organizational structure to support business needs now and in the future. As of December 31, 2024, the Bancorp had 18,616 full-time equivalent employees, compared to 18,724 as of December 31, 2023. These employees support the organization’s ambition and purpose by upholding its values by committing to excellence, being connected and acting with creativity and courage. Fifth Third is committed to living its values, serving its customers, delivering financial performance and being recognized as a leader in building an engaging workplace.

16 Fifth Third Bancorp

Engagement and Development
Fifth Third believes that an engaged workforce is one of its most valuable assets in sustaining its success. The Bancorp’s continuous listening strategy is an important component of its inclusive culture. The Bancorp’s holistic approach to collecting, measuring and responding to employee feedback enhances the employee experience at critical points during times of change in business or work environments. Feedback is collected through a variety of methods, including the Employee Viewpoints Survey, which includes questions related to culture, engagement, inclusion, employee well-being, expectations and intent to stay.

The Bancorp’s learning, development and career mobility strategy delivers personalized and accessible experiences that fuel career growth and help retain talent. In response to employee feedback, Fifth Third continued its focus on career mobility with enhanced tools to support internal career pathing. This includes a robust suite of learning resources covering several areas, including leadership and professional development to foster learning and career advancement across the employee population. In 2024, employees engaged in over 255,000 hours of discretionary learning.

Several new initiatives were introduced, including a comprehensive onboarding program for new managers, a high performing program for senior leaders, and new offerings aimed at developing the professional and leadership skills necessary to build a strong pipeline of leaders. Fifth Third leaders engaged in 2,800 different development offerings. Fifth Third’s commitment to compliance and risk management also remains strong, with all employees and contingent workers completing more than 475,000 course hours on these topics.

Total Rewards – Compensation and Benefits
The Bancorp is committed to providing competitive compensation programs that attract and retain top talent, while driving the business strategy and effectively managing risk. Fifth Third’s compensation programs are designed to reward performance and align with regulatory expectations while reflecting the Bancorp’s values and behavioral standards. The Bancorp’s compensation philosophy is centered on creating long-term shareholder value.

Fifth Third continuously analyzes its compensation programs to ensure all employees have equal opportunities to maximize their potential. Fifth Third’s comprehensive benefits program is designed to address the personal and professional needs of employees and their families. In addition to traditional benefits offerings, the Bancorp provides comprehensive support with unique programs focused on the financial, physical, emotional and social well-being of employees.

Recruitment and Retention
The Bancorp continues to navigate the changing talent landscape by monitoring the external environment and adapting talent strategies to meet internal needs. The Bancorp’s focus on its employee value proposition demonstrates a continued commitment to employees by developing great leaders and evolving the employee experience. Full year turnover improved, decreasing from 16.9% in 2023 to 16.2% in 2024.

The Bancorp’s recruitment strategies enhance the organization by promoting an inclusive culture. To attract the most talented employees, the Bancorp continues to enhance relationships with universities and partner organizations to attract top talent. Creating and developing an inclusive workforce is important for the Bancorp’s business growth, leading to enhanced innovation while focusing on the needs of its customers.

Acquisitions and Investments
The Bancorp’s strategy for growth includes strengthening its presence in core markets, expanding its presence in high-growth markets and broadening its product offerings. In order to take into account the integration and other risks, the Bancorp conducts due diligence to evaluate and identify the risks associated with possible transactions. As a result, discussions, and in some cases, negotiations regarding acquisitions and investments may take place and future transactions involving cash, debt or equity securities may occur. These typically involve the payment of a premium over book value and current market price, and therefore, some dilution of tangible book value and net income per share may occur with any future transactions.

17 Fifth Third Bancorp

Regulation and Supervision
In addition to the generally applicable state and federal laws governing businesses and employers, the Bancorp and the Bank are subject to extensive regulation and supervision under federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the business of the Bancorp and the Bank are subject to specific requirements or restrictions and general regulatory oversight. The principal objectives of state and federal banking laws and regulations and the supervision, regulation and examination of banks and their parent companies (such as the Bank and the Bancorp) by bank regulatory agencies are the maintenance of the safety and soundness of financial institutions, the maintenance of the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the protection of shareholders or debtholders of a bank or the parent company of a bank. The Bancorp and its subsidiaries are subject to an extensive regulatory framework of complex and comprehensive federal and state laws and regulations addressing the provision of banking and other financial services and other aspects of the Bancorp’s businesses and operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and legislation modifying Dodd-Frank, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”), will continue to impact the Bancorp and the Bank. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. While the regulatory environment has recently been in a period of rebalancing, the Bancorp expects that its business will remain subject to extensive regulation and supervision.

The EGRRCPA amended various sections of Dodd-Frank, including section 165, which was revised to raise the asset thresholds for determining the application of enhanced prudential standards for BHCs. The EGRRCPA’s increased asset thresholds took effect immediately for BHCs with total consolidated assets less than $100 billion, with the exception of risk committee requirements, which now apply to publicly traded BHCs with $50 billion or more of consolidated assets. BHCs with consolidated assets between $100 billion and $250 billion, including the Bancorp, were subject to the enhanced prudential standards that applied to them before enactment of EGRRCPA until December 31, 2019, when rules adopted by the FRB that tailor the applicability of enhanced prudential standards and capital and liquidity requirements for BHCs with $100 billion or more in total consolidated assets became effective, as described in detail below.

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

The federal and state laws and regulations that are applicable to banks and to BHCs regulate, among other matters, the scope of the Bancorp’s and the Bank’s businesses, their activities, their investments, their capital and liquidity levels, their ability to make capital distributions (such as share repurchases and dividends), their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, the amount of and collateral for certain loans and the amount of interest that may be charged on loans, as applicable. Various federal and state consumer laws and regulations also affect the services provided to consumers.

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
18 Fifth Third Bancorp

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

Dividends
The Bancorp is a legal entity separate and distinct from its subsidiaries and depends in part upon dividends received from its direct and indirect subsidiaries, including the Bank, to fund its activities, including its ability to make capital distributions, such as paying dividends or repurchasing shares. Under federal law, there are various limitations on the extent to which the Bank can declare and pay dividends to the Bancorp, including those related to regulatory capital requirements, general regulatory oversight to prevent unsafe or unsound practices and federal banking law requirements concerning the payment of dividends out of net profits, surplus and available earnings. Certain contractual restrictions also may limit the ability of the Bank to pay dividends to the Bancorp. No assurances can be given that the Bank will, in any circumstances, pay dividends to the Bancorp.

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

Source of Strength
A BHC, including the Bancorp, is expected to act as a source of financial and managerial strength to each of its banking subsidiaries and to commit resources to their support. This support may be required at times when the BHC may not have the resources to provide it or when doing so is not otherwise in the interests of the Bancorp or its shareholders or creditors. United States (“U.S.”) banking regulators may require a BHC to make capital injections into a troubled subsidiary bank and may charge the BHC with engaging in unsafe and unsound practices if the BHC fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize the BHC’s ability to commit resources to such subsidiary bank.

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

FDIC Assessments
The Deposit Insurance Fund (“DIF”) provides insurance coverage for certain deposits, up to a standard maximum deposit insurance amount of $250,000 per depositor per account ownership category per bank and is funded through assessments on insured depository institutions, based on the risk each institution poses to the DIF. The Bank accepts customer deposits that are insured by the DIF and, therefore, must pay insurance premiums. The FDIC may increase the Bank’s insurance premiums based on various factors, including the FDIC’s assessment of its risk profile.

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
19 Fifth Third Bancorp

ratio would be restored to at least 1.35% by September 30, 2028. The FDIC’s amended restoration plan increases the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, which began with the first quarterly assessment period of 2023.

In response to the bank failures that occurred in the first half of 2023, the FDIC issued a final rule for a special deposit insurance assessment on banking organizations with greater than $5 billion in assets to recover the losses to the DIF associated with protecting uninsured depositors. As of December 31, 2024, the Bancorp’s estimate of its allocation of the special assessment was $252 million, based on the most recent information provided by the FDIC. As a result of this special assessment, the Bancorp recorded expense of $28 million and $224 million during the years ended December 31, 2024 and 2023, respectively, related to this estimate. The Bancorp currently expects to pay the special assessment to the FDIC over a total of ten quarterly assessment periods, which began with the first quarter of 2024. The estimate of the cost associated with protecting the uninsured depositors will continue to be subject to periodic adjustment until the final loss amount is determined by the FDIC.

Transactions with Affiliates
Federal banking laws restrict transactions between a bank and its affiliates, including a parent BHC. The Bank is subject to these restrictions, which include quantitative and qualitative limits on the amounts and types of transactions that may take place, including extensions of credit to affiliates, investments in the stock or securities of affiliates, purchases of assets from affiliates and certain other transactions with affiliates. These restrictions also require that credit transactions with affiliates be collateralized and that transactions with affiliates be on market terms or better for the bank. Generally, a bank’s covered transactions with any affiliate are limited to 10% of the bank’s capital stock and surplus and covered transactions with all affiliates are limited to 20% of the bank’s capital stock and surplus. Dodd-Frank expanded the scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as the Bank, and their subsidiaries to their directors, executive officers and principal shareholders.

Community Reinvestment Act
The CRA generally requires insured depository institutions, including the Bank, to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of those communities. The CRA requires the OCC to evaluate the performance of national banks (including the Bank) with respect to these CRA obligations. Depository institutions must maintain comprehensive records of their CRA activities for purposes of these examinations. The OCC must take into account the institution’s record of performance in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. For purposes of CRA examinations, the OCC rates each institution’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The Bank’s most recently received CRA performance rating from the OCC was Outstanding.

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

On October 24, 2023, the OCC, FRB and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment and clarify eligible CRA activities. The revised CRA regulations have been subject to an injunction since March 29, 2024. The effective dates will be extended for each day the injunction remains in place, pending the resolution of the lawsuit.

Regulatory Capital Requirements
The Bancorp and the Bank are subject to certain risk-based capital and leverage ratio requirements under the capital adequacy rules (the “Capital Rules”) adopted by the FRB, for the Bancorp, and by the OCC, for the Bank. These quantitative calculations are minimums, and the FRB and OCC may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Bancorp’s operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bancorp’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications. Under the Capital Rules, the Bancorp’s and the Bank’s assets, exposures and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets pursuant to the federal banking agencies’ Standardized Approach to risk-weighting of assets. These risk-weighted assets are used to calculate the following minimum capital ratios for the Bancorp and the Bank:
•Common Equity Tier 1 (“CET1”) Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets and accumulated other comprehensive income (“AOCI”). The Bancorp has elected to exclude certain AOCI components, with the result that those components are not recognized in the Bancorp’s CET1. The FDIC, FRB and OCC have jointly issued rules for institutions that do not apply advanced approaches to regulatory capital, including the
20 Fifth Third Bancorp

Bancorp and the Bank. These rules simplified the capital treatment of certain items (including mortgage servicing assets, deferred tax assets and investments in the capital of unconsolidated financial institutions) and simplified the recognition and calculation of minority interests that are includable in regulatory capital. The advanced approaches to regulatory capital are generally required for large, internationally active banking organizations including those designated as global systemically important BHCs and those with total assets or cross-jurisdictional activity in excess of certain thresholds.
•Tier 1 Risk-Based Capital Ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock and certain qualifying capital instruments.
•Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, Tier 1 capital and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for credit losses (“ACL”). Tier 2 capital also includes, among other things, certain trust preferred securities.
•Leverage Ratio, equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets and certain other deductions).

Under the Capital Rules, an institution’s eligible retained income, when considered in conjunction with capital ratios and the stress capital buffer, provides limitations on capital distributions (including dividends and share repurchases) and certain executive compensation arrangements for the quarter following the calculation. As of December 31, 2024, the Bancorp was not subject to these limitations.

Effective January 1, 2020, the Bancorp elected the five-year transition phase-in option for the impact of ASU 2016-13 (“CECL”) on regulatory capital. The estimated impact of CECL on regulatory capital (“modified CECL transitional amount”) is calculated as the sum of the day-one impact on retained earnings upon adoption of CECL (“CECL transitional amount”) and the calculated change in the ACL relative to the day-one ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount was calculated each quarter for the first two years of the five-year transition. The amount of the modified CECL transition amount was then fixed as of December 31, 2021 and that amount is subject to the three-year phase out. Refer to the Capital Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

The Capital Rules also require banking organizations to maintain a stress capital buffer to avoid becoming subject to certain limitations on capital distributions and discretionary bonuses to executive officers (see Stress Buffer Requirements below). For more information related to the stress capital buffer, refer to Note 29 of the Notes to Consolidated Financial Statements.

The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the table below. The FRB has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the Capital Rules. For purposes of the FRB’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as the Bancorp, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the FRB were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, the Bancorp’s capital ratios as of December 31, 2024 would exceed such revised well-capitalized standard. The FRB may require BHCs, including the Bancorp, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile and growth plans.

The following table presents the minimum regulatory capital ratios, minimum ratio plus stress capital buffer and well-capitalized minimums compared with the Bancorp’s and the Bank’s regulatory capital ratios as of December 31, 2024:

Regulatory Capital Ratios:
	Minimum Regulatory Capital Ratio	Minimum Ratio + Stress Capital Buffer(a)	Well-Capitalized Minimums(b)	Actual at December 31, 2024
CET1 risk-based capital ratio:
Fifth Third Bancorp	4.50%	7.70	N/A	10.57
Fifth Third Bank, National Association	4.50	7.70	6.50	12.86
Tier 1 risk-based capital ratio:
Fifth Third Bancorp	6.00	9.20	6.00	11.86
Fifth Third Bank, National Association	6.00	9.20	8.00	12.86
Total risk-based capital ratio:
Fifth Third Bancorp	8.00	11.20	10.00	13.86
Fifth Third Bank, National Association	8.00	11.20	10.00	14.19
Leverage ratio:
Fifth Third Bancorp	4.00	N/A	N/A	9.22
Fifth Third Bank, National Association	4.00	N/A	5.00	10.02
(a)Reflects the stress capital buffer of 3.2% as of December 31, 2024.
(b)Reflects the well-capitalized standard applicable to the Bancorp under FRB Regulation Y and the well-capitalized standard applicable to the Bank.

21 Fifth Third Bancorp

Capital Planning and Stress Testing
The FRB’s capital plan rule requires BHCs with $100 billion or more in consolidated assets, including the Bancorp, to develop and maintain a capital plan approved by the Board of Directors on an annual basis. The mandatory elements of the capital plan are an assessment of the expected uses and sources of capital over a nine-quarter planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the BHC’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the BHC’s process for assessing capital adequacy and the BHC’s capital policy.

The FRB annually evaluates capital adequacy, internal capital adequacy assessment processes and capital distribution plans of BHCs with $100 billion or more in total consolidated assets. The evaluation process is intended to help ensure that those BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress.

In March 2020, the FRB adopted a final rule to integrate the annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements for large BHCs. As a result, the FRB’s supervisory stress test process is now used to calibrate the stress capital buffer requirement for large BHCs. As a result of the EPS Tailoring Rule, Category IV BHCs, including the Bancorp, are no longer required to conduct and disclose the results of company-run stress tests and are subject to the supervisory stress test process every two years. The Bancorp’s most recent required assessment was completed in 2024. These supervisory stress tests are forward-looking quantitative evaluations of the impact of stressful economic and financial market conditions on the Bancorp’s capital.

Stress Buffer Requirements
The Bancorp is subject to the stress capital buffer requirement and must maintain capital ratios above the sum of its minimum risk-based capital ratios and the stress capital buffer to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. The Bancorp’s stress capital buffer under the FRB severely adverse scenario was 3.2% as of December 31, 2024 and 2.5% as of December 31, 2023. The Bancorp’s capital ratios have exceeded the stress capital buffer requirement for all periods presented.

Enhanced Prudential Standards
Pursuant to Title I of Dodd-Frank, certain U.S. BHCs are subject to enhanced prudential standards and early remediation requirements. As a result, the Bancorp is subject to more stringent standards, including liquidity and capital requirements, leverage limits, stress testing, resolution planning and risk management standards, than those applicable to smaller institutions. Certain larger banking organizations are subject to additional enhanced prudential standards.

As discussed above, under the EPS Tailoring Rule, the Bancorp, as a Category IV banking organization, is subject to the least restrictive enhanced prudential standards applicable to firms with $100 billion or more in total consolidated assets. As compared to enhanced prudential standards that were applicable to the Bancorp, under the EPS Tailoring Rule, the Bancorp is no longer subject to company-run stress testing requirements and is subject to less frequent supervisory stress tests, less frequent internal liquidity stress tests and reduced liquidity risk management requirements.

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

Privacy and Data Security
The OCC, FRB, FDIC and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. The guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In addition, various U.S. regulators, including the OCC, FRB and the SEC, have increased their focus on cybersecurity through guidance, examinations and regulations. The Bancorp has adopted an information security program that has been approved by the Bancorp’s Board of Directors. For more information related to cybersecurity, refer to Part I, Item 1C of this report.

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
22 Fifth Third Bancorp

Moreover, these laws, and proposed legislation, are still subject to revision or formal guidance and they may be interpreted or applied in a manner inconsistent with our understanding.

Like other lenders, the Bank and other of the Bancorp’s subsidiaries use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (“FCRA”), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on the Bancorp and its subsidiaries.

Anti-Money Laundering and Economic Sanctions
The Bancorp is subject to federal laws that are designed to counter money laundering and terrorist financing, and transactions with certain persons, companies or foreign governments sanctioned by the U.S. These include the Bank Secrecy Act, the Money Laundering Control Act, the USA PATRIOT Act and regulations for the International Emergency Economic Powers Act and the Trading with the Enemy Act, as administered by the U.S. Treasury Department’s Office of Foreign Assets Control. These laws obligate depository institutions and broker-dealers to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency and conduct enhanced due diligence on certain accounts. They also prohibit U.S. persons from engaging in transactions with certain designated restricted countries and persons. Depository institutions and broker-dealers are required by their federal regulators to maintain robust policies and procedures in order to ensure compliance with these obligations.

Failure to comply with these laws or maintain an adequate compliance program can lead to significant monetary penalties and reputational damage and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring or other expansionary activity. There have been a number of significant enforcement actions by regulators, as well as state attorneys general and the Department of Justice, against banks, broker-dealers and non-bank financial institutions with respect to these laws and some have resulted in substantial penalties, including criminal pleas. The Bancorp’s Board has approved policies and procedures that the Bancorp believes comply with these laws.

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

Resolution Planning
The FRB and FDIC have previously required certain BHCs and banking institutions to periodically submit resolution plans discussing how a company or institution could be rapidly and orderly resolved in the event of material financial distress or failure. The Bancorp, as a BHC with less than $250 billion of assets, is no longer subject to the FRB’s resolution plan requirements. However, the Bank is still subject to resolution planning requirements enacted by the FDIC. The FDIC’s resolution planning requirements were temporarily suspended in April 2019 as the FDIC requested comments on how to better tailor bank resolution plans to a firm’s size, complexity and risk profile. In 2021, the FDIC provided implementation guidance on certain aspects of its resolution plan rule and the Bank submitted a resolution plan to the FDIC by the December 1, 2022 deadline, as required under that guidance. In June 2024, the FDIC board approved a final rule to amend its resolution plan requirements that largely apply to insured depository institutions with more than $100 billion in assets, including the Bank. This rule requires submission of comprehensive resolution plans that meet enhanced standards every three years, and interim submissions in intervening years. The final rule took effect on October 1, 2024, and the Bank’s first submission under the new requirements is due on or before July 1, 2025.

Recovery Planning
On October 21, 2024, the OCC amended its enforceable Recovery Planning Guidelines to apply to banks with at least $100 billion in assets, such as the Bank, effective January 1, 2025, subject to a twelve-month compliance period. Broadly, the guidelines require a recovery plan that includes indicators of the risk or existence of severe stress that reflect the Bank’s particular vulnerabilities, credible options the Bank could undertake in response to restore its financial strength and viability and an assessment and description of how these options would affect the Bank. Recovery plans must also address overall organizational and legal entity structure and related interconnections and interdependencies, procedures for escalating decision-making, management reports, communication procedures and any other information the OCC requires.

Regulatory Regime for Derivatives
Title VII of Dodd-Frank imposes a registration regime and regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital margin, segregation trade reporting, position limits, business conduct standards and recordkeeping. Title VII also requires certain persons to register as a swap dealer or a security-based swap dealer. The Bank is registered with the CFTC as a swap dealer. The CFTC, SEC and U.S. banking regulators have finalized the rules implementing Title VII applicable to the over-the-counter derivatives markets and swap dealers. As a CFTC registered swap dealer, the Bank is subject to the requirements of Title
23 Fifth Third Bancorp

VII, including rules related to internal and external business conduct standards, reporting, recordkeeping, mandatory clearing for certain swaps and trade documentation and confirmation requirements. In addition, the U.S. banking regulators have finalized regulations applicable to the Bank regarding mandatory posting, collection and segregation of margin by certain swap counterparties and capital requirements. The Bank is not registered as a security-based swap dealer.

Broker-Dealer and Investment Adviser Regulation
Fifth Third’s broker-dealer and investment adviser subsidiaries are subject to regulation by the SEC. Financial Industry Regulation Authority (“FINRA”) is the primary self-regulatory organization for Fifth Third’s registered broker-dealer subsidiary. Fifth Third’s broker-dealer and investment adviser subsidiaries also are subject to additional regulation by states or local jurisdictions. The SEC and FINRA have active enforcement functions that oversee broker-dealers and investment advisers and can bring actions that result in fines, restitution, limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA considers a variety of factors in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history and supervisory concerns.

Consumer Protection Regulation and Supervision
The Bancorp is subject to supervision and regulation by the CFPB with respect to federal consumer protection laws. The Bancorp is also subject to certain state consumer protection laws, and under Dodd-Frank, state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations. State authorities have increased their focus on and enforcement of consumer protection rules. These federal and state consumer protection laws apply to a broad range of our activities and to various aspects of our business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive, or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services.

The CFPB has promulgated many mortgage-related final rules since it was established under Dodd-Frank, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements and appraisal and escrow standards for higher priced mortgages. The mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing and securitization of residential mortgages in the U.S. These rules have impacted, and will continue to impact, the business practices of mortgage lenders, including the Bancorp.

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
24 Fifth Third Bancorp

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
When Fifth Third lends money or commits to lend money, the Bancorp incurs credit risk, or the risk of loss if borrowers do not repay their loans, leases, credit cards, derivative obligations or other credit obligations. The performance of these credit portfolios significantly affects the Bancorp’s financial results and condition. If the current economic environment were to deteriorate, more customers may have difficulty in repaying their credit obligations which could result in a higher level of credit losses and reserves for credit losses.

Fifth Third reserves for credit losses by establishing reserves through a charge to earnings. The amount of these reserves is based on Fifth Third’s assessment of credit losses expected to be incurred in the credit portfolios, including unfunded credit commitments. The process for determining the amount of the ALLL and the reserve for unfunded commitments is critical to Fifth Third’s financial results and condition. Such determination requires difficult, subjective and complex judgments about the environment, including analysis of economic or market conditions that may impair the ability of borrowers to repay their loans.

Fifth Third may underestimate the credit losses expected to be incurred in its portfolios and have credit losses in excess of the amount reserved. Alternatively, Fifth Third may increase the reserve because of changing economic or market conditions, including inflation, interest rate fluctuations, higher unemployment, or other factors such as changing protections in credit agreements or changes in borrowers’ behavior. As an example, borrowers may “strategically default,” or discontinue making payments on their real estate-secured loans if the value of the real estate is less than what they owe, even if they are still financially able to make the payments.

Fifth Third believes that both the ALLL and the reserve for unfunded commitments are adequate to cover expected losses at December 31, 2024. However, there is no assurance that they will be sufficient to cover future credit losses associated with exposures existing at December 31, 2024, especially if economic conditions decline. In the event of significant deterioration in economic or market conditions, Fifth Third may be required to increase reserves in future periods, which would reduce earnings.

Fifth Third may have more credit risk and higher credit losses to the extent loans are concentrated by exposure to individual borrowers or the location or industry of borrowers or collateral.
Fifth Third’s credit risk and credit losses can increase if its loans are concentrated among individual borrowers, borrowers engaged in the same or similar activities, industries or geographies, or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. Deterioration in economic conditions, including housing conditions or commodity and real estate values in certain states or locations, could result in materially higher credit losses if loans are concentrated in those locations or by other factors. Fifth Third has significant exposure to businesses in certain economic sectors such as manufacturing, real estate, financial services, insurance and healthcare, and weaknesses in those businesses may adversely impact Fifth Third’s business, results of operations or financial condition. Additionally, Fifth Third has a substantial portfolio of commercial and residential real estate loans, and weaknesses in residential or commercial real estate markets may adversely impact Fifth Third’s business, results of operations or financial condition. Fifth Third also has a portfolio of indirect secured consumer loans, and the depreciation in the value of used vehicles may adversely impact Fifth Third’s business, results of operations or financial condition.

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

25 Fifth Third Bancorp

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

The effects of global physical climate risks, severe weather events or health emergencies may have an effect on the performance of Fifth Third’s loan portfolios, thereby adversely impacting its results of operations.
Fifth Third’s footprint stretches from the upper Midwestern to lower Southeastern regions of the U.S. and it has offices in many other areas of the country. Some of these regions have experienced severe weather events including hurricanes, tornadoes, fires and other natural disasters. The nature and level of these events and the impact of global climate change upon their frequency and severity cannot be predicted. If large scale events occur, they may significantly impact Fifth Third’s loan portfolios by damaging properties pledged as collateral as well as impairing its borrowers’ ability to repay their loans.

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
Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. Fifth Third primarily relies on bank deposits to be a low cost and stable source of funding for the loans it makes and the operation of its business. Core deposits, which include transaction deposits and certificates of deposit $250,000 or less, have historically provided Fifth Third with a sizeable source of relatively stable and low-cost funds (average core deposits funded 77% of average total assets for the year ended December 31, 2024). In addition to customer deposits, sources of liquidity include investments in the securities portfolio, Fifth Third’s sale or securitization of loans in secondary markets, the pledging of loans and investment securities to access secured borrowing facilities through the FHLB and the FRB and Fifth Third’s ability to raise funds in money and capital markets.

Fifth Third’s liquidity and ability to fund and operate its business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility or a lack of market or customer confidence in financial markets in general, which may result in a loss of customer deposits or outflows of cash or collateral and/or the ability to access capital markets on favorable terms.

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

A reduction in Fifth Third’s credit rating could adversely affect its ability to retain deposits, borrow funds (including by raising the cost of borrowings substantially) and could cause creditors and business counterparties to raise collateral requirements or take other actions that could adversely affect Fifth Third’s ability to raise liquidity or capital. Many of the above conditions and factors may be caused by events over which Fifth Third has little or no control. There can be no assurance that significant disruption and volatility in the financial markets will not occur again in the future.

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
26 Fifth Third Bancorp

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
Fifth Third Bancorp is a separate and distinct legal entity from its subsidiaries. Fifth Third Bancorp typically receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Fifth Third Bancorp’s stock and interest and principal on its debt. The ability of Fifth Third Bancorp’s subsidiaries to pay dividends or make other payments or distributions depends on their respective operating results and may be restricted by, among other things, regulatory constraints, prevailing economic conditions (including interest rates) and financial, business and other factors, many of which are beyond the control of Fifth Third Bancorp. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that the Bancorp’s banking subsidiary and certain nonbank subsidiaries may pay to the Bancorp. Regulatory scrutiny of liquidity and capital levels at BHCs and insured depository institutions has resulted in increased regulatory focus on all aspects of capital planning, including dividends and other distributions to shareholders of banks such as the parent BHCs. In addition, Fifth Third Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors.

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

There will always be efforts on the part of threat actors to breach information security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services, credit bureaus and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data, by both private individuals and foreign governments. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from remote and less regulated areas around the world, Fifth Third may be unable to
27 Fifth Third Bancorp

proactively address these techniques or to implement adequate preventative measures. Threat actors, including nation state attackers, could also use artificial intelligence for malicious purposes, increasing the frequency, complexity and effectiveness of their attacks. Despite Fifth Third’s efforts to prevent a cyber-attack and monitoring of data flow inside and outside Fifth Third, due to the increasing sophistication of techniques used by attackers to conceal access to systems, a successful cyber-attack could persist for an extended period of time before being detected, and, following detection, it could take considerable time for Fifth Third to obtain full and reliable information about the cybersecurity incident and the extent, amount and type of information compromised. During the course of an investigation, Fifth Third may not necessarily know the full effects of the incident or how to remediate it, and actions and decisions that are taken or made in an effort to mitigate risk may further increase the costs and other negative consequences of the incident. Furthermore, financial services companies are regularly the target of cyber-attacks such as distributed denial of service, social engineering and ransomware attacks. The unintentional or willful acts or omissions of employees also remains the primary avenue through which threat actors attempt to gain access to company networks, information systems, data and credentials.

An additional risk is the use of third- and fourth-party providers to host critical data and platforms for Fifth Third, or in some cases provide services to Fifth Third domestically and internationally. Fifth Third has a third-party risk program to oversee third- and fourth-party providers. This does not eliminate all risk and its failure to do so could result in customer losses, operational issues, litigation, regulatory actions and reputational damage. Industry trends demonstrate a shift towards the use of cloud providers, Software as a Service partners and hosted platforms rather than traditional software services that can be operated from within a company’s firewall and data centers, and the implementation and development of new and emerging technologies such as artificial intelligence. These additional risks are further heightened through the increasing use of near real-time money movement solutions such as Zelle, and increase the difficulty to detect, prevent and recover fraudulent transactions. These additional risks are increasing the costs of Fifth Third’s investment in technology and cybersecurity and require further investment in cyber-related and data loss event insurance which Fifth Third has in place. Though Fifth Third has insurance against some cybersecurity risks and attacks, it may not be sufficient to offset the impact of a material loss event. Future investment in these areas could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

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
Fifth Third’s operations, including its financial and accounting systems, use computer systems and telecommunications networks operated by both Fifth Third and third-party service providers. Fifth Third may not be sufficiently resilient and may not recover from significant operational events in a timely manner which could create operational and reputational risks. Additionally, Fifth Third collects, processes and stores sensitive consumer data by utilizing those and other systems and networks. Fifth Third has security, backup and recovery systems in place, as well as a business continuity plan to ensure the systems will not be inoperable. Fifth Third also has security to prevent unauthorized access to the systems. In addition, Fifth Third requires its third-party service providers to maintain similar controls. However, Fifth Third cannot be certain that the measures will be successful, particularly given the rapidly evolving sophistication of threat actors and technologies.

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

Fifth Third’s necessary dependence upon automated systems to record and process its transaction volume poses the risk that technical system flaws or employee errors, tampering or manipulation of those systems could result in losses and may be difficult to detect. Fifth Third may also be subject to disruptions of its operating systems arising from events that are beyond its control (for example, cyber-attacks, equipment failure, or electrical or telecommunications outages).

Third-party service providers with which the Bancorp does business both domestically and offshore, as well as vendors and other third parties with which the Bancorp’s customers do business, can also be sources of operational risk to the Bancorp, particularly where processes are highly concentrated or in widespread use on critical Bancorp systems, or activities of customers are beyond the Bancorp’s security and control systems, such as through the use of the internet, personal computers, tablets, smart phones and other mobile services. Security breaches or system failures affecting the Bancorp or its third-party providers can increase operational costs and reduce customer satisfaction, as the Bancorp takes steps to protect its systems and safeguard confidential information. If personal, confidential or proprietary information of customers or clients in the Bancorp’s or such vendors’ or other third parties’ possession were to be mishandled or misused, the Bancorp could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either through the fault of the Bancorp’s systems, employees or counterparties, or where such information was intercepted or otherwise compromised by threat actors. The Bancorp may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond the
28 Fifth Third Bancorp

Bancorp’s control, which may include, for example, security breaches; electrical or telecommunications outages; failures of computer components or servers or other damage to the Bancorp’s property or assets; natural disasters or severe weather conditions; health emergencies; or events arising from local or larger-scale political events, including outbreaks of hostilities or terrorist acts. While the Bancorp believes that its current business continuity plans are both sufficient and adequate, there can be no assurance that such plans will fully mitigate all potential business continuity risks to the Bancorp or its customers and clients.

Any failures or disruptions of the Bancorp’s systems or operations could give rise to losses in service to customers and clients, adversely affect the Bancorp’s business and results of operations by subjecting the Bancorp to losses or liability, or require the Bancorp to expend significant resources to correct the failure or disruption, as well as by exposing the Bancorp to reputational harm, litigation, regulatory fines or penalties or losses not covered by insurance. In addition, any security compromise or information technology system disruptions in the financial services industry as a whole, whether actual or perceived, could interrupt the Bancorp’s business or operations, harm its reputation, erode borrower confidence, negatively affect the Bancorp’s ability to attract new members, or subject it to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect Fifth Third’s business and results of operations. The Bancorp could also be adversely affected if it loses access to information or services from a third-party service provider as a result of a security breach or system or operational failure, or disruption affecting the third-party service provider. Fifth Third’s insurance may be inadequate to compensate for failures by, or affecting, third-party service providers upon which Fifth Third relies.

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
Fifth Third invests significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level for ongoing product development and process re-engineering. Fifth Third may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and result in reputational harm and have other negative effects. Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact Fifth Third’s financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, Fifth Third may incur significant training, licensing, maintenance, consulting, depreciation expense and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time. A failure to maintain or enhance Fifth Third’s competitive position with respect to technology, whether because of a failure to anticipate client expectations or other necessary changes, a failure in the performance of technological developments or an untimely roll out of developments, may cause Fifth Third to lose market share or incur additional expense.

New technological advancements may subject Fifth Third to additional risks.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services (including those related to or involving artificial intelligence, machine learning, blockchain and other distributed ledger technologies), and an established and growing demand for mobile and other phone and computer banking applications. Fifth Third’s future success depends, in part, upon Fifth Third’s ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in its operations. Many of Fifth Third’s competitors have substantially greater resources to invest in technological improvements. Fifth Third may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to its customers. In addition, Fifth Third’s implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, in Fifth Third’s business processes may have unintended consequences due to its limitations or its failure to use them effectively. In addition, cloud technologies are also critical to the operation of Fifth Third’s systems, and its reliance on cloud technologies is growing. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on Fifth Third’s business, financial condition and results of operations.

Furthermore, any new technology could have a significant impact on the effectiveness of Fifth Third’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, new products or services and/or new technologies could have a material adverse effect on Fifth Third’s business, financial condition and results of operations.

29 Fifth Third Bancorp

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
Fifth Third faces operational risk from the effects of climate change as an increase in severe weather may cause closures, damage to infrastructure or damage to Fifth Third’s physical locations or other assets that may disrupt the physical operation of the Bancorp. These interruptions may impair Fifth Third’s ability to operate and may interfere with its ability to carry out business and serve clients and customers.

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
30 Fifth Third Bancorp

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
Fifth Third sells residential mortgage loans to various parties, including government-sponsored enterprises (“GSEs”) and other financial institutions that purchase residential mortgage loans for investment or private label securitization. Fifth Third may be required to repurchase residential mortgage loans, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor or insurer, for credit losses incurred on loans in the event of a breach of contractual representations or warranties that is not remedied within a specified period (usually 60 days or less) after Fifth Third receives notice of the breach. Contracts for residential mortgage loan sales to the GSEs include various types of specific remedies and penalties that could be applied to inadequate responses to repurchase requests. As a result, Fifth Third has established reserves in its consolidated financial statements for probable losses related to the residential mortgage loans it has sold. If economic conditions or the housing market deteriorate or future investor repurchase demand and Fifth Third’s success at appealing such repurchase requests differ from expectations, Fifth Third could have increased repurchase obligations and increased loss severity on repurchases, requiring material additions to the repurchase reserve. Due to uncertainties relating to these factors, there can be no assurance that the reserves Fifth Third establishes will be adequate or that the total amount of losses incurred will not have a material adverse effect on Fifth Third’s financial condition or results of operations.

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

Fifth Third is subject to extensive federal and state regulation, supervision and legislation that govern almost all aspects of its operations and limit the businesses in which Fifth Third may engage. These laws and regulations may change from time to time and are primarily intended for the protection of consumers, borrowers and depositors and are not designed to protect security-holders. In the past decade, the scope of the laws and regulations and the intensity of the supervision to which Fifth Third is subject increased in response to the 2008-2009 financial crisis as well as other factors such as technological and market changes. Compliance with these laws and regulations has resulted in and will continue to result in additional costs, which could be significant, and may have a material and adverse effect on Fifth Third’s results of operations. In addition, if Fifth Third does not appropriately comply with current or future legislation and regulations, especially those that apply to its consumer operations, which has been an area of heightened focus, Fifth Third may be subject to fines, penalties or judgments, or material regulatory restrictions on its businesses, which could adversely affect operations and, in turn, financial results. Additionally, actions by regulatory agencies or significant litigation against Fifth Third could cause it to devote significant time and resources to defending itself and may lead to penalties that materially affect Fifth Third and its shareholders. Future changes in laws or regulations (including tax laws and regulations such as the Inflation Reduction Act) or their interpretations or enforcement may also be materially adverse to Fifth Third and its shareholders or may require Fifth Third to expend significant time and resources to comply with such requirements. In addition, as climate change issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. The evolving federal and state government focus on climate change may result in new environmental regulations, including disclosure requirements from other jurisdictions in which the Bank operates that could result in additional compliance costs. Similarly, the impact of domestic and international events related to financial crime such as fraud, money laundering, and economic sanctions will continue to be an area of constant change, risk, and regulatory focus which pose ongoing regulatory, compliance, operational and financial risks.

It is anticipated that the Trump administration will promulgate a number of executive orders and propose legislation that could directly impact the regulation of the financial services industry, many of which may mark a departure from the Biden administration’s regulatory agenda that has included a heightened focus on the risks arising from climate change, fair lending, consumer protection, Bank Secrecy Act and anti-money laundering requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. It is uncertain if the implementation of any of these policies would impact Fifth Third, and if so, what the impact would be. We expect the Trump administration will seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. It is not possible at this time to determine whether changes in the administration may change the regulatory focus and/or implementation of any regulations, policies or reforms.

31 Fifth Third Bancorp

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

In addition, changes in laws or regulations that affect Fifth Third’s customers and business partners could negatively affect Fifth Third’s revenues and expenses. Certain changes in laws such as tax law reforms that impose limitations on the deductibility of interest may decrease the demand for Fifth Third’s products or services and could negatively affect its revenues and results of operations. Heightened standards under proposed and recently finalized laws or regulations, or regulations soon to enter into force whose enforcement is yet to begin (such as, for example, capital and liquidity rules, or heightened Community Reinvestment Act standards), may result in increased obligations and compliance costs, may result in supervisory or enforcement action and may factor into Fifth Third’s ability to expand services and/or engage in new actions. Other changes in laws or regulations could cause Fifth Third’s third-party service providers and other vendors to increase the prices they charge to Fifth Third and negatively affect Fifth Third’s expenses and financial results.

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
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions and their holding companies, the FRB, the FDIC, the CFPB and the OCC have the authority to compel or restrict certain actions by the Bancorp and the Bank. The Bancorp and the Bank are subject to such supervisory authority and, more generally, must, in certain instances, obtain prior regulatory approval before engaging in certain activities or corporate decisions. There can be no assurance that such approvals, if required, would be forthcoming or that such approvals would be granted in a timely manner. Failure to receive any such approval, if required, could limit or impair the Bancorp’s operations, restrict its growth, ability to compete, innovate or participate in industry consolidation and/or affect its dividend policy. Such actions and activities that may be subject to prior approval include, but are not limited to, increasing dividends or other capital distributions by the Bancorp or the Bank, entering into a merger or acquisition transaction, acquiring or establishing new branches and entering into certain new businesses.

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

Fifth Third and other financial institutions are highly regulated and subject to extensive oversight, supervision and examination by regulators, including the FRB, OCC, FDIC, CFPB, SEC, CFTC, FINRA, the National Futures Association and other state, federal and self-regulatory entities. Fifth Third is also subject to certain regulatory requirements as a result of its banking activity including with respect to stress testing, liquidity and capital levels, asset quality, provisioning, AML/BSA, fair lending, consumer compliance, protection of customer information and other prudential matters and efforts to ensure that financial institutions take steps to improve their risk management and prevent future crises. For more information, refer to Regulation and Supervision—Regulatory Regime for Derivatives in Item 1 of this Annual Report on Form 10-K.

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
32 Fifth Third Bancorp

Fifth Third could face serious negative consequences if its third-party service providers, business partners, customers or investments fail to comply with applicable laws, rules or regulations.
Fifth Third is expected to oversee the legal and regulatory compliance of its business endeavors, including those performed by third-party service providers, business partners, customers, other vendors and certain companies in which Fifth Third has invested. Legal authorities and regulators could hold Fifth Third responsible for failures by these parties to comply with applicable laws, rules or regulations. These failures could expose Fifth Third to significant litigation or regulatory action that could limit its activities or impose significant fines or other financial losses. Additionally, Fifth Third could be subject to significant litigation from consumers or other parties harmed by these failures and could suffer significant losses of business and revenue, as well as reputational harm as a result of these failures.

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

The Bancorp is subject to the stress capital buffer requirement and must maintain capital ratios above its buffered minimum (regulatory minimum plus stress capital buffer) in order to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. The Bancorp’s stress capital buffer under the FRB severely adverse scenario was 3.2% as of December 31, 2024. Further changes to applicable capital and liquidity requirements could result in unexpected or new limitations on the Bancorp’s ability to pay dividends and engage in share repurchases.

Deposit insurance premiums levied against the Bank could increase further if the number of bank failures increase or the cost of resolving failed banks increases.
The FDIC maintains a Deposit Insurance Fund (“DIF”) to protect insured depositors in the event of bank failures. The DIF is funded by fees assessed on insured depository institutions including the Bank. Future deposit premiums paid by the Bank depend on FDIC rules, which are subject to change, the level of the DIF and the magnitude and cost of future bank failures. As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. In order to restore the DIF to its statutorily mandated minimums, the FDIC significantly increased deposit insurance premium rates, including the Bank’s, resulting in increased expenses. The revised assessment rate schedules became effective January 1, 2023, and were applicable to the first quarterly assessment period of 2023. Additionally, in November 2023, the FDIC issued a final rule for a special deposit insurance assessment to recover the costs associated with protecting uninsured depositors following the bank failures that occurred in 2023. Subsequently, in 2024, the FDIC announced that it expects to incur additional losses related to these bank failures beyond its initial estimates, resulting in an increase to the amount of the special assessment allocated to each member bank. The Bancorp currently expects to pay the special assessment to the FDIC over a total of ten quarterly assessment periods, which began with the first quarter of 2024. The FDIC may further increase the assessment rates or impose additional special assessments in the future, which may require the Bank to pay significantly higher FDIC premiums.

If an orderly liquidation of a systemically important BHC or non-bank financial company were triggered, Fifth Third could face assessments for the Orderly Liquidation Fund.
Dodd-Frank created authority for the orderly liquidation of systemically important BHCs and non-bank financial companies and is based on the FDIC’s bank resolution model. The Secretary of the U.S. Treasury may trigger liquidation under this authority only after consultation with the President of the United States and after receiving a recommendation from the board of the FDIC and the FRB upon a two-thirds vote. Liquidation proceedings will be funded by the Orderly Liquidation Fund established under Dodd-Frank, which will borrow from the U.S. Treasury and impose risk-based assessments on covered financial companies. Risk-based assessments would be made, first, on entities that received more in the resolution than they would have received in the liquidation to the extent of such excess and second, if necessary, on, among others, BHCs with total consolidated assets of $50 billion or more, such as Fifth Third. Any such assessments may adversely affect Fifth Third’s business, financial condition or results of operations.

MARKET RISKS: INTEREST RATE RISKS AND PRICE RISKS

Weakness in the U.S. economy, including within Fifth Third’s geographic footprint, has adversely affected Fifth Third in the past and may adversely affect Fifth Third in the future.
Fifth Third has been, and will continue to be, impacted by general business and economic conditions in the U.S. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt
33 Fifth Third Bancorp

and equity capital markets, broad trends in industry and finance, unemployment, tariffs or other anticipated changes in trade policy and other social, economic and political impacts of the incoming administration and the strength of the U.S. economy and the local economies in which Fifth Third operates, all of which are beyond Fifth Third’s control. Deterioration or continued weakness in any of these conditions could result in a decrease in demand for Fifth Third’s products and services.

Global and domestic political, social and economic uncertainties and changes may adversely affect Fifth Third.
Global financial markets, including the U.S., face political and economic uncertainties (such as recent budget deficit concerns and political conflict over legislation to raise the U.S. government’s debt limit) that may delay investment and hamper economic activity. International events such as trade disputes, separatist movements, leadership changes and political and military conflicts (such as the ongoing military tension between Russia and Ukraine and the conflict in Israel and Gaza) could adversely affect global financial activity and markets and could negatively affect the U.S. economy. Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, which have been driven by geopolitical events that have resulted in heightened credit risk, reduced valuation of investments, decreased economic activity, heightened risk of cyber-attacks and inflation. Changes in trade policies by the U.S. or other countries, such as tariffs or retaliatory tariffs, may cause inflation which could impact the prices of products sold by the Bancorp’s borrowers and have the potential to reduce demand for their products impacting their profitability and making it difficult for its borrowers to repay their loans. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. Additionally, in recent years, the FRB and other major central banks have removed or reduced monetary accommodation and raised interest rates (although offset by recent rate reductions), increasing the risk of recession and may also negatively impact asset values and credit spreads that were impacted by extraordinary monetary stimulus. These potential negative effects on financial markets and economic activity could lead to reduced revenues, increased costs, increased credit risks and volatile markets, could adversely impact Fifth Third’s ability to raise liquidity via money and capital markets and could negatively impact Fifth Third’s businesses, results of operations and financial condition. In the event that these conditions recur or result in a prolonged economic downturn, Fifth Third’s results of operations, financial position and/or liquidity could be materially and adversely affected. These market conditions may affect the Bancorp’s ability to access debt and equity capital markets. In addition, as a result of recent financial and political events, Fifth Third may face increased regulation.

Changes in interest rates could affect Fifth Third’s income and cash flows.
Fifth Third’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond Fifth Third’s control, including general economic conditions in the U.S. or abroad and the policies of various governmental and regulatory agencies (in particular, the FRB). Changes in monetary policy, including changes in interest rates and inflation, could influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding as well as customers’ ability to repay loans. For example, a tightening of the money supply by the FRB could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay a loan, which could have a material adverse effect on Fifth Third’s financial condition and results of operations. The impact of these changes may be magnified if Fifth Third does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. Fluctuations in these areas may adversely affect Fifth Third, its customers and its shareholders. Throughout 2022 and 2023, the Federal Reserve raised the federal funds rate to between 5.25% and 5.5% in an effort to curb inflation. Although the FRB reduced benchmark rates in the second half of 2024, they remain higher than in previous years, and the inflationary outlook in the U.S. is currently uncertain. To the extent inflation increases and market interest rates rise, the value of Fifth Third’s investment securities, particularly those that have fixed rates or longer maturities, could decrease. Persistent or increasing inflation could lead to the FRB reversing recent reductions in interest rates. Increasing rates would also increase debt service requirements for some of Fifth Third’s borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated and could result in additional delinquencies or charge-offs. Further, any increase in market interest rates is likely to reduce Fifth Third’s loan origination volume, particularly refinance volume, and/or reduce its interest rate spread, which could have an adverse effect on Fifth Third’s profitability and results of operations. Conversely, a lowering in interest rates would likely further reduce the interest Fifth Third earns on loans and other earning assets. Fifth Third cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on Fifth Third’s activities and financial results.

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
34 Fifth Third Bancorp

Third’s performance. General market price declines or market volatility in the future could adversely affect the price for shares of Fifth Third’s common stock and the current market price of such shares may not be indicative of future market prices.

Fifth Third’s mortgage banking net revenue can be volatile from quarter to quarter.
Fifth Third earns revenue from the fees it receives for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue Fifth Third receives from loan originations. At the same time, revenue from mortgage servicing rights (“MSRs”) can increase through increases in fair value. When rates fall, mortgage originations tend to increase and the value of MSRs tends to decline, also with some offsetting revenue effect. Even though the origination of mortgage loans can act as a “natural hedge,” the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of residential MSRs is immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would accrue over time. It is also possible that even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSRs value caused by the lower rates.

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
Fifth Third has significant investments in bank premises and equipment for its branch network including its 1,089 full-service banking centers and 102 properties that are developed or in the process of being developed as branches, as well as its retail work force and other branch banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking and in-branch self-service technologies
35 Fifth Third Bancorp

including automatic teller machines and other equipment, as well as changing work arrangements and customer preferences for these other methods of accessing Fifth Third’s products and services, could affect the value of Fifth Third’s branch network or other retail distribution assets and may cause it to change its retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce its remaining branches and work force. Further advances in technology and/or changes in customer preferences could have additional changes in Fifth Third’s retail distribution strategy and/or branch network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining branches or to otherwise reform its retail distribution channel.

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
Fifth Third owns, or owns a minority stake in, as applicable, several businesses, investments and other assets that, in the future, may no longer be aligned with Fifth Third’s strategic plans or regulatory expectations. If Fifth Third were to sell one or more of its businesses or investments, it would be subject to market forces that may affect the timing or pricing of such sale or result in an unsuccessful sale. If Fifth Third were to complete the sale of any of its businesses, investments and/or interests in third parties, it would lose the income from the sold businesses and/or interests, including those accounted for under the equity method of accounting, and such loss of income could have an adverse effect on its future earnings and growth. Additionally, Fifth Third may encounter difficulties in separating the operations of any businesses it sells, which may affect its business or results of operations.

Fifth Third has businesses other than banking that are subject to a variety of risks.
Fifth Third is a diversified financial services company. As a result, the Bancorp is subject to additional risks and uncertainties. Other businesses that the Bancorp operates include investment banking, securities underwriting and market making, investment management and retail and institutional brokerage services offered through the Bancorp’s subsidiaries. These business activities are subject to rigorous regulatory oversight by federal, state and self-regulatory entities, and may incur substantial market, operational, credit, regulatory, legal and other risks that could adversely impact the Bancorp’s results of operations. For more information, refer to Regulation and Supervision—Regulatory Regime for Derivatives in Item 1 of this Annual Report on Form 10-K.

REPUTATION RISKS

Damage to Fifth Third’s reputation could harm its business.
Fifth Third’s actual or alleged conduct in activities, such as certain sales and lending practices, data security, operational resiliency, corporate governance and acquisitions, inappropriate behavior or misconduct of employees, failure to deliver minimum or required standards of service or quality, association with particular customers, business partners, investments or vendors, as well as developments from any of the other
36 Fifth Third Bancorp

risks described above, may result in negative public opinion at large (or with certain segments of the public) and may damage Fifth Third’s reputation. Because Fifth Third conducts most of its businesses under the “Fifth Third” brand, negative public opinion about one business could affect its other businesses. Actions taken by government regulators, shareholder activists and community organizations may also damage Fifth Third’s reputation. Additionally, whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the advent and expansion of social media facilitates the rapid dissemination of information or misinformation. Though Fifth Third monitors social media channels, the potential remains for rapid and widespread dissemination of inaccurate, misleading or false information or other negative information that could damage Fifth Third’s reputation. Negative public perception can adversely affect Fifth Third’s ability to attract and keep customers and can increase the risk that it will be a target of litigation and regulatory action or experience an accelerated deposits withdrawal event.

Fifth Third is subject to environmental, social and governance risks that could adversely affect its reputation, the trading price of its common stock and/or its business, operations and earnings.
There is continued focus, including from governmental organizations, regulators, investors, customers and other stakeholders, on environmental, social, governance and sustainability issues. Laws and regulations related to these issues continue to evolve. These laws and regulations may impose additional compliance or disclosure obligations on us. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact Fifth Third’s reputation, ability to do business with certain partners, access to capital and its stock price. Organizations that provide information to investors and shareholders on corporate governance and related matters have developed scores and ratings to evaluate companies on their approach to these matters, and unfavorable ratings of Fifth Third may lead to negative investor sentiment and negative publicity in traditional and social media, including based on the identity of those Fifth Third chooses to do business with and the public’s view of those customers.

While Fifth Third has sustainability and corporate responsibility initiatives, there can be no assurance that regulators, customers, investors and employees will determine that these programs are sufficiently robust. Actual or perceived shortcomings with respect to these initiatives and reporting can impact Fifth Third’s ability to hire and retain employees, increase its customer base or attract and retain certain types of investors. Collecting, measuring, and reporting on this information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact, including on Fifth Third’s reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could be subject to potential liability related to such information.

Activists have historically targeted financial firms with public criticism for their relationships with clients that are engaged in certain industries (such as those which are carbon intensive), including businesses whose products are or are perceived to be harmful to health, the environment, the global climate or the social good. Activist criticism of Fifth Third’s relationships or due diligence practices with clients in sensitive industries could potentially engender dissatisfaction among stakeholders with how Fifth Third addresses environmental or social concerns through business activities or disclosures which could negatively affect its business or reputation.

Conversely, states throughout the Bank’s footprint have taken actions or proposed measures to limit the state’s ability to do business with financial institutions or other businesses identified as discriminating against certain industries (such as those which are carbon intensive) or practices based on environmental or social criteria. Additionally, other activist groups and state officials have in the past targeted firms with public criticism and penalties for engaging in, or adhering to, certain environmental, social or governance practices or principles. Although Fifth Third has a defined risk-based approach for client selection, Fifth Third could be inherently exposed to reputational, financial and legal risk, and its ability to retain and attract customers and employees may be negatively impacted as a result of these contrasting arguments in how a financial institution should address these issues.

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
Fifth Third uses financial models to aid in its planning for various purposes including its capital and liquidity needs and other purposes. The models used may not accurately account for all variables, may fail to predict outcomes accurately and/or may overstate or understate certain effects. As a result of these potential failures, Fifth Third may not adequately prepare for future events and may suffer losses or other setbacks due to these failures.

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
37 Fifth Third Bancorp

Fifth Third’s framework for managing risks may not be effective in mitigating its risk and loss.
Fifth Third’s risk management framework seeks to mitigate risk and loss. Fifth Third has established processes and procedures intended to identify, measure, monitor, report and manage the types of risk to which it is exposed, including liquidity risk, credit risk, interest rate risk, price risk, legal and regulatory compliance risk, strategic risk, reputational risk and operational risk related to its employees, systems and vendors, among others. Fifth Third also considers the physical and transition risks arising from climate change to be transverse risk drivers that impact all of these material risks and has therefore integrated climate risk considerations into its risk management framework. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A failure in Fifth Third’s internal controls could have a significant negative impact not only on its earnings, but also on the perception that customers, regulators and investors may have of Fifth Third. Fifth Third continues to devote a significant amount of effort, time and resources to improving its controls and ensuring compliance with complex regulations, and overall safety and soundness.

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
Concerns over the long-term impacts of climate change have led and may continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. Fifth Third and its customers will need to respond to new laws and regulations, as well as consumer and business preferences resulting from climate change concerns. Fifth Third and its customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on Fifth Third’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities that may be negatively affected by economic transition towards a lower-carbon economy. Further, the effects of a disorderly transition may vary from those of an orderly transition. Fifth Third could experience a drop in demand for its products and services, particularly in certain sectors or geographies. In addition, Fifth Third could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Fifth Third’s efforts to take these risks into account in making lending and other decisions, including by increasing business relationships with climate-resilient companies, may not be effective in protecting Fifth Third from the negative impact of new laws and regulations or changes in consumer or business behavior.

Bank failures may create significant market volatility and regulatory uncertainty which could have a material adverse effect on Fifth Third’s business and financial condition.
The U.S. government has adopted or proposed a variety of measures and new regulations, including modifications to liquidity, long-term debt and capital requirements, enhancing existing stress testing frameworks, and may include additional special assessments to recover losses to the DIF.

If enhanced levels of scrutiny and escalation from its regulators continues, it could negatively impact Fifth Third’s business activities as its regulators perform reviews of, among other things, its liquidity, capital, stress testing and risk management programs and may require Fifth Third to enhance its liquidity position and take other steps regarding risk management.

38 Fifth Third Bancorp

ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no SEC staff comments regarding the Bancorp’s periodic or current reports under the Exchange Act that are pending resolution.

ITEM 1C. CYBERSECURITY
The Bancorp recognizes the importance of maintaining a cybersecurity risk management system designed to reduce the risks that cybersecurity threats pose to financial institutions. As such, the Bancorp has adopted proactive and defensive safeguards intended to better protect the Bancorp’s information assets and supporting infrastructures from technology-related attacks. The Bancorp’s Board of Directors and management oversee its information security and cybersecurity risk management programs. As further discussed below, the Bancorp has established various programs, policies and procedures which are designed to proactively protect information assets. However, not all incidents can be prevented. As a result, the Bancorp has also established various policies and procedures governing how to respond to security incidents, with the objective of minimizing any potential impacts. As of December 31, 2024, the Bancorp is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect Fifth Third, including its business strategies, results of operations or financial condition.

Risk Assessment and Management
The Bancorp maintains a variety of programs and policies to support the management of cybersecurity risk within the organization with a focus on prevention, detection and response processes. These programs and policies leverage frameworks and controls from the National Institute of Standards and Technology as well as various other regulatory requirements and industry-specific standards. The Bancorp also participates in the federally recognized Financial Services Information Sharing and Analysis Center and requires its employees and contractors to complete various education and training programs related to information security.

The Bancorp’s Information Technology (“IT”) and Information Security (“IS”) teams have the primary responsibility for establishing appropriate policies and procedures that are responsive to cybersecurity threats and other information security risks. The Bancorp’s Information Technology and Cybersecurity Risk Management (“IT CSRM”) team, as part of the Bancorp’s Risk Management division, provides independent risk management oversight to those IT and IS teams. In addition to the Board oversight discussed below, the Bancorp’s Internal Audit function independently oversees, reviews and validates these activities and reports to the Board of Directors on the effectiveness of governance, risk management and internal controls.

The Bancorp has established an Enterprise Risk Management Framework which informs the Bancorp’s risk management programs. As part of this framework, the IT CSRM team maintains the Bancorp’s IT CSRM Program, which is designed to identify, assess, manage, monitor and report cybersecurity risks as part of the Bancorp’s independent risk management function. The IT CSRM team is responsible for defining the risk management practices set forth in the IT CSRM Program. Refer to the Risk Management – Overview section of Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report for additional information on the Bancorp’s Enterprise Risk Management Framework and related risk management processes.

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

39 Fifth Third Bancorp

Management Oversight
The Bancorp’s Information Security Governance Committee (“ISGC”) is a management committee that reviews and discusses critical information security risks that impact the Bancorp, identifies solutions to address these risks and has oversight of the Bancorp’s information technology and information security policies. The ISGC provides cybersecurity reports periodically to the Risk and Compliance Committee and is comprised of the Bancorp’s senior information security, information technology and enterprise risk management leaders, including the Chief Information Security Officer (“CISO”), Chief Information Officer, Chief Technology & Information Security Officer, Chief Data Officer and Chief Operational Risk Officer. The ISGC’s membership enables the ISGC to be informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents, if any, in accordance with the Bancorp’s incident response plans.

The Bancorp’s CISO is responsible for information security policies and the coordination of information security efforts across the organization. The CISO has over 35 years of diverse experience in information technology management and cybersecurity leadership at Fifth Third and at other large, complex organizations. This prior experience includes leadership of functions for cybersecurity threat management, intelligence, risk mitigation and incident response. The CISO has a Bachelor of Science degree in Computer and Information Science and is a certified Six Sigma Black Belt. The Bancorp’s CISO reports to the Chief Technology & Information Security Officer. The CISO also reports directly to the Technology Committee and participates in various management councils and committees. The Bancorp’s IT CSRM team monitors that the CISO has appropriate authority to carry out the duties and responsibilities necessary of that position.

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

At December 31, 2024, the Bancorp, through its banking and non-banking subsidiaries, operated 1,089 banking centers, of which 716 were owned, 186 were leased and 187 were in owned buildings but on leased land. The banking centers are located in the states of Ohio, Florida, Michigan, Illinois, Indiana, North Carolina, Kentucky, Tennessee, Georgia, South Carolina and West Virginia. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

ITEM 3. LEGAL PROCEEDINGS
Refer to Note 19 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information regarding legal proceedings, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
40 Fifth Third Bancorp

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 24, 2025 are listed below along with their business experience during the past five years:

Timothy N. Spence, 46. Chairman, Chief Executive Officer and President. Mr. Spence has been Chairman since January 2024, Chief Executive Officer since July 2022 and President since October 2020. Previously, Mr. Spence was Executive Vice President and Head of Consumer Bank, Payments, and Strategy of the Bancorp from August 2018 to October 2020, Head of Payments, Strategy and Digital Solutions from 2017 to 2020, and Chief Strategy Officer of the Bancorp from September 2015 to October 2020. He also previously served as a senior partner in the Financial Services practice at Oliver Wyman, a global strategy and risk management consulting firm, from 2006 to 2015.

Kristine R. Garrett, 66. Executive Vice President, Group Regional President and Head of Wealth & Asset Management since July 2022. Ms. Garrett has been Executive Vice President and Head of Wealth & Asset Management since November 2020. Previously, she was Senior Vice President and Head of Wealth & Asset Management from July 2019 to November 2020 and Head of Fifth Third Private Bank from October 2017 until July 2019. Previously, she was President of Private Wealth in Chicago at CIBC U.S. from 2009 to 2017.

Kala J. Gibson, 53. Executive Vice President and Chief Corporate Responsibility Officer since February 2022. Mr. Gibson has been an Executive Vice President of the Bancorp since June 2019. Previously, Mr. Gibson served as Head of Business Banking and Chief Enterprise Corporate Responsibility Officer from December 2020 to February 2022, Head of Business Banking from September 2013 to December 2020, Senior Vice President from September 2011 to June 2019, and Business Banking Executive for Fifth Third’s East Michigan Region from July 2011 to September 2013.

Kevin P. Lavender, 63. Executive Vice President and Head of Commercial Bank of the Bancorp since January 2020. Mr. Lavender has been Executive Vice President of the Bank since 2016 and was the Head of Corporate Banking from 2016 to January 2020. Previously, Mr. Lavender was Senior Vice President and Managing Director of Large Corporate and Specialized Lending from January 2009 to 2016 and the Senior Vice President and Head of National Healthcare Lending from December 2005 to January 2009.

James C. Leonard, 55. Executive Vice President and Chief Operating Officer since January 2024. Mr. Leonard has been an Executive Vice President of the Bancorp since September 2015. Previously, Mr. Leonard was Chief Financial Officer from November 2020 to December 2023, Chief Risk Officer from February 2020 to November 2020, Treasurer of the Bancorp from October 2013 to January 2020, Senior Vice President from October 2013 to September 2015, the Director of Business Planning and Analysis from 2006 to 2013 and the Chief Financial Officer of the Commercial Banking Division from 2001 to 2006.

Jeffrey A. Lopper, 51. Senior Vice President and Chief Accounting Officer since October 2024. Mr. Lopper has been a Senior Vice President since 2012. Previously, he was Assistant Bancorp Controller from 2010 to 2024. Prior to that, since 2000, he has held various positions within Fifth Third’s finance division.

Nancy C. Pinckney, 61. Executive Vice President and Chief Human Resources Officer since September 2021. Previously, Ms. Pinckney was Senior Vice President and Director of Human Capital Business Consulting from February 2012 through September 2021 and Director of Employee Relations from March 2010 to February 2012. Prior to that, she held various positions within Fifth Third’s human resources division.

Bryan D. Preston, 48. Executive Vice President and Chief Financial Officer since January 2024. Mr. Preston has been an Executive Vice President of the Bancorp since October 2022. Previously, Mr. Preston served as the Treasurer of the Bancorp from February 2020 to January 2024, Consumer Line of Business Chief Financial Officer from September 2017 to February 2020, Assistant Treasurer from March 2014 to September 2017 and in various other roles in finance and accounting within Fifth Third from 2008 to 2014.

Jude A. Schramm, 52. Executive Vice President and Chief Information Officer since March 2018. Previously, Mr. Schramm served as Chief Information Officer for GE Aviation and held various positions at GE beginning in 2001.

Robert P. Shaffer, 55. Executive Vice President and Chief Risk Officer since November 2020. Previously, Mr. Shaffer was Chief Human Resources Officer from February 2017 to November 2020 and Chief Auditor from August 2007 to February 2017. He was named Executive Vice President in 2010 and Senior Vice President in 2004. Prior to that, he held various positions within Fifth Third’s audit division.

Melissa S. Stevens, 50. Executive Vice President and Chief Marketing Officer since February 2023. Previously, Ms. Stevens was Chief Digital Officer and Head of Digital, Marketing, Design and Innovation from November 2020 to February 2023. She also served as Senior Vice President, Chief Digital Officer and Head of Omnichannel Banking Experiences, Design, and Innovation from May 2016 through November 2020. Prior to joining Fifth Third, she served in several senior management positions at Citigroup, including Chief Operating Officer and Managing Director of Citi FinTech from November 2015 through April 2016.

41 Fifth Third Bancorp

Susan B. Zaunbrecher, 65. Executive Vice President, Chief Legal Officer and Corporate Secretary. Ms. Zaunbrecher has been Executive Vice President and Chief Legal Officer since May 2018. Ms. Zaunbrecher has been Corporate Secretary since March 2023 and was previously Corporate Secretary from May 2018 to November 2020. Prior to Fifth Third, Ms. Zaunbrecher was a partner at the law firm Dinsmore and Shohl LLP, where she practiced for 28 years and served as the Chair of the Corporate Department and a member of the firm’s board of directors and executive committee.
42 Fifth Third Bancorp

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bancorp’s common stock is traded in the over-the-counter market and is listed under the symbol “FITB” on the NASDAQ® Global Select Market System.

See a discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 3 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference. Additionally, as of December 31, 2024, the Bancorp had 30,820 common shareholders of record.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
October 1 - October 31, 2024	5,998,158	$45.42	5,879,640	17,853,895
November 1 - November 30, 2024	29,699	47.06	—	17,853,895
December 1 - December 31, 2024	789,634	45.48	781,254	17,072,641
Total	6,817,491	$45.44	6,660,894	17,072,641
(a)Includes 156,597 shares repurchased during the fourth quarter of 2024 in connection with various employee compensation plans of the Bancorp. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
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
43 Fifth Third Bancorp

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis
The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the five and ten year periods ended December 31, 2024, respectively, compared to the S&P 500 Stock, the S&P Banks and the KBW Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES

44 Fifth Third Bancorp

2024 ANNUAL REPORT
FINANCIAL CONTENTS

Glossary of Abbreviations and Acronyms			46

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview			47
Non-GAAP Financial Measures			51
Recent Accounting Standards			53
Critical Accounting Policies			53
Statements of Income Analysis			57
Business Segment Review			64
Balance Sheet Analysis			69
Risk Management - Overview			76
Credit Risk Management			77
Interest Rate and Price Risk Management			94
Liquidity Risk Management			100
Operational Risk Management			102
Legal and Regulatory Compliance Risk Management			103
Capital Management			104
Report of Independent Registered Public Accounting Firm			106

Financial Statements
Consolidated Balance Sheets			108
Consolidated Statements of Income			109
Consolidated Statements of Comprehensive Income			110
Consolidated Statements of Changes in Equity			111
Consolidated Statements of Cash Flows			112

Notes to Consolidated Financial Statements
Summary of Significant Accounting and Reporting Policies	113	Long-Term Debt	163
Supplemental Cash Flow Information	126	Commitments, Contingent Liabilities and Guarantees	167
Restrictions on Dividends and Capital Actions	126	Legal and Regulatory Proceedings	171
Investment Securities	127	Related Party Transactions	173
Loans and Leases	130	Income Taxes	174
Credit Quality and the Allowance for Loan and Lease Losses	132	Retirement and Benefit Plans	176
Bank Premises and Equipment	145	Accumulated Other Comprehensive Income	179
Operating Lease Equipment	145	Common, Preferred and Treasury Stock	181
Lease Obligations – Lessee	146	Stock-Based Compensation	183
Goodwill	147	Other Noninterest Income and Other Noninterest Expense	186
Intangible Assets	148	Earnings Per Share	186
Variable Interest Entities	149	Fair Value Measurements	187
Sales of Receivables and Servicing Rights	153	Regulatory Capital Requirements and Capital Ratios	195
Derivative Financial Instruments	155	Parent Company Financial Statements	196
Other Assets	161	Business Segments	198
Short-Term Borrowings	162	Subsequent Events	201

Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting	202
Report of Independent Registered Public Accounting Firm	203
Consolidated Ten Year Comparison	211
Directors and Officers	212
Corporate Information

45 Fifth Third Bancorp

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

ACL: Allowance for Credit Losses	GNMA: Government National Mortgage Association
AFS: Available-for-Sale	GSE: United States Government Sponsored Enterprise
ALCO: Asset Liability Management Committee	HTM: Held-To-Maturity
ALLL: Allowance for Loan and Lease Losses	IPO: Initial Public Offering
AOCI: Accumulated Other Comprehensive Income (Loss)	IRC: Internal Revenue Code
APR: Annual Percentage Rate	IRLC: Interest Rate Lock Commitment
ARM: Adjustable Rate Mortgage	ISDA: International Swaps and Derivatives Association, Inc.
ASC: Accounting Standards Codification	LIBOR: London Interbank Offered Rate
ASU: Accounting Standards Update	LIHTC: Low-Income Housing Tax Credit
ATM: Automated Teller Machine	LLC: Limited Liability Company
BHC: Bank Holding Company	LTV: Loan-to-Value Ratio
BOLI: Bank Owned Life Insurance	MD&A: Management’s Discussion and Analysis of Financial
bps: Basis Points	Condition and Results of Operations
CD: Certificate of Deposit	MSR: Mortgage Servicing Right
CDC: Fifth Third Community Development Corporation and Fifth Third	N/A: Not Applicable
Community Development Company, LLC	NII: Net Interest Income
CECL: Current Expected Credit Loss	NM: Not Meaningful
CET1: Common Equity Tier 1	OAS: Option-Adjusted Spread
CFPB: United States Consumer Financial Protection Bureau	OCC: Office of the Comptroller of the Currency
CME: Chicago Mercantile Exchange	OCI: Other Comprehensive Income (Loss)
C&I: Commercial and Industrial	OREO: Other Real Estate Owned
DCF: Discounted Cash Flow	PSA: Performance Share Award
DTCC: Depository Trust & Clearing Corporation	RCC: Risk and Compliance Committee
ERM: Enterprise Risk Management	ROU: Right-of-Use
ERMC: Enterprise Risk Management Committee	RSA: Restricted Stock Award
EVE: Economic Value of Equity	RSU: Restricted Stock Unit
FASB: Financial Accounting Standards Board	SAR: Stock Appreciation Right
FDIC: Federal Deposit Insurance Corporation	SBA: Small Business Administration
FHA: Federal Housing Administration	SEC: United States Securities and Exchange Commission
FHLB: Federal Home Loan Bank	SOFR: Secured Overnight Financing Rate
FHLMC: Federal Home Loan Mortgage Corporation	TBA: To Be Announced
FICO: Fair Isaac Corporation (credit rating)	TILA: Truth in Lending Act
FINRA: Financial Industry Regulatory Authority	TRA: Tax Receivable Agreement
FNMA: Federal National Mortgage Association	TruPS: Trust Preferred Securities
FOMC: Federal Open Market Committee	U.S.: United States of America
FRB: Federal Reserve Bank	U.S. GAAP: United States Generally Accepted Accounting
FTE: Fully Taxable Equivalent	Principles
FTP: Funds Transfer Pricing	VA: United States Department of Veterans Affairs
FTS: Fifth Third Securities, Inc.	VIE: Variable Interest Entity
GDP: Gross Domestic Product	VRDN: Variable Rate Demand Note

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2024, net interest income on an FTE basis and noninterest income provided 66% and 34% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from wealth and asset management revenue, commercial payments revenue, consumer banking revenue, capital markets fees, commercial banking revenue, mortgage banking net revenue, other noninterest income and net securities gains or losses. Noninterest expense includes compensation and benefits, technology and communications, net occupancy expense, equipment expense, loan and lease expense, marketing expense, card and processing expense and other noninterest expense.

FDIC Special Assessment
In response to the bank failures that occurred in the first half of 2023, the FDIC issued a final rule for a special deposit insurance assessment on banking organizations with greater than $5 billion in assets to recover the losses to the Deposit Insurance Fund associated with protecting uninsured depositors. As of December 31, 2024, the Bancorp’s estimate of its allocation of the special assessment was $252 million, based on the most recent information provided by the FDIC. As a result of this special assessment, the Bancorp recorded expense of $28 million and $224 million during the years ended December 31, 2024 and 2023, respectively, related to this estimate. The Bancorp currently expects to pay the special assessment to the FDIC over a total of ten quarterly assessment periods, which began with the first quarter of 2024. The estimate of the cost associated with protecting the uninsured depositors will continue to be subject to periodic adjustment until the final loss amount is determined by the FDIC.

47 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Accelerated Share Repurchase Transactions
During the year ended December 31, 2024, the Bancorp entered into and settled accelerated share repurchase transactions totaling $625 million. Refer to Note 24 of the Notes to Consolidated Financial Statements for additional information on share repurchase activity.

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

Refer to Note 17 of the Notes to Consolidated Financial Statements for more information.

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

Refer to Note 19 of the Notes to Consolidated Financial Statements for additional information on these settlements.

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

TABLE 1: Earnings Summary
For the years ended December 31 ($ in millions, except per share data)	2024	2023	2022
Income Statement Data
Net interest income (U.S. GAAP)	$5,630	5,827	5,609
Net interest income (FTE)(a)(b)	5,654	5,852	5,625
Noninterest income	2,849	2,881	2,766
Total revenue (FTE)(a)(b)	8,503	8,733	8,391
Provision for credit losses	530	515	563
Noninterest expense	5,033	5,205	4,719
Net income	2,314	2,349	2,446
Net income available to common shareholders	2,155	2,212	2,330
Common Share Data
Earnings per share - basic	$3.16	3.23	3.38
Earnings per share - diluted	3.14	3.22	3.35
Cash dividends declared per common share	1.44	1.36	1.26
Book value per share	26.17	25.04	22.26
Market value per share	42.28	34.49	32.81
Financial Ratios
Return on average assets	1.09%	1.13	1.18
Return on average common equity	12.5	14.2	13.7
Return on average tangible common equity(b)	17.8	21.3	19.7
Dividend payout	45.6	42.1	37.3
(a)Amounts presented on an FTE basis. The FTE adjustments were $24, $25 and $16 for the years ended December 31, 2024, 2023 and 2022, respectively.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
The Bancorp’s net income available to common shareholders for the year ended December 31, 2024 was $2.2 billion, or $3.14 per diluted share, which was net of $159 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2023 was $2.2 billion, or $3.22 per diluted share, which was net of $137 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $5.7 billion for the year ended December 31, 2024, decreasing $198 million compared to the prior year. Net interest income was negatively impacted by higher funding costs due to increases in market interest rates and deposit balance migration into higher yielding products as well as a decrease in the average balances of commercial and industrial loans for the year ended December 31, 2024. These negative impacts were partially offset by higher yields on average interest-earning assets and an increase in the average balances of other short-term investments. Net interest margin on an FTE basis (non-GAAP) was 2.90% for the year ended December 31, 2024 compared to 3.05% for the year ended December 31, 2023.

The provision for credit losses was $530 million for the year ended December 31, 2024 compared to $515 million in the prior year. Provision expense for the year ended December 31, 2024 was affected by the impacts of deterioration in the macroeconomic forecast for the commercial portfolio, higher period-end loan and lease balances and increases in specific reserves on individually evaluated commercial loans, partially offset by the impacts of changes in consumer loan portfolio mix, improvement in the macroeconomic forecast for the consumer loan portfolio and improvements in probability of default ratings on commercial loans. Net losses charged off as a percent of average portfolio loans and leases were 0.45% and 0.32% for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.71% compared to 0.59% at December 31, 2023. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Consolidated Financial Statements.

Noninterest income decreased $32 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to decreases in other noninterest income, mortgage banking net revenue and commercial banking revenue, partially offset by increases in wealth and asset management revenue and commercial payments revenue.

49 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest expense decreased $172 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to decreases in other noninterest expense and marketing expense, partially offset by increases in compensation and benefits expense, technology and communications expense and net occupancy expense.

For more information on net interest income, provision for credit losses, noninterest income and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of December 31, 2024. As of December 31, 2024, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:

•CET1 capital ratio: 10.57%;
•Tier 1 risk-based capital ratio: 11.86%;
•Total risk-based capital ratio: 13.86%;
•Leverage ratio: 9.22%

50 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NON-GAAP FINANCIAL MEASURES
The following are non-GAAP financial measures which provide useful insight to the reader of the Consolidated Financial Statements but should be supplemental to primary U.S. GAAP measures and should not be read in isolation or relied upon as a substitute for the primary U.S. GAAP measures. The Bancorp encourages readers to consider the Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
For the years ended December 31 ($ in millions)	2024	2023	2022
Net interest income (U.S. GAAP)	$5,630	5,827	5,609
Add: FTE adjustment	24	25	16
Net interest income on an FTE basis (1)	$5,654	5,852	5,625

Interest income (U.S. GAAP)	$10,426	9,760	6,587
Add: FTE adjustment	24	25	16
Interest income on an FTE basis (2)	$10,450	9,785	6,603

Interest expense (3)	$4,796	3,933	978
Noninterest income (4)	2,849	2,881	2,766
Noninterest expense (5)	5,033	5,205	4,719
Average interest-earning assets (6)	194,800	191,743	186,326
Average interest-bearing liabilities (7)	146,188	137,592	119,624

Ratios:
Net interest margin on an FTE basis (1) / (6)	2.90%	3.05	3.02
Net interest rate spread on an FTE basis ((2) / (6)) - ((3) / (7))	2.08	2.24	2.72
Efficiency ratio on an FTE basis (5) / ((1) + (4))	59.2	59.6	56.2

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

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
For the years ended December 31 ($ in millions)	2024	2023	2022
Net income available to common shareholders (U.S. GAAP)	$2,155	2,212	2,330
Add: Intangible amortization, net of tax	28	34	37
Tangible net income available to common shareholders (1)	$2,183	2,246	2,367

Average Bancorp shareholders’ equity (U.S. GAAP)	$19,398	17,704	19,080
Less: Average preferred stock	2,116	2,116	2,116
Average goodwill	4,918	4,918	4,779
Average intangible assets	107	146	168
Average tangible common equity (2)	$12,257	10,524	12,017

Return on average tangible common equity (1) / (2)	17.8%	21.3	19.7

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
51 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of December 31 ($ in millions)	2024	2023
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$19,645	19,172
Less: Preferred stock	2,116	2,116
Goodwill	4,918	4,919
Intangible assets	90	125
AOCI	(4,636)	(4,487)
Tangible common equity, excluding AOCI (1)	17,157	16,499
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$19,273	18,615

Total Assets (U.S. GAAP)	$212,927	214,574
Less: Goodwill	4,918	4,919
Intangible assets	90	125
AOCI, before tax	(5,868)	(5,680)
Tangible assets, excluding AOCI (3)	$213,787	215,210

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	9.02%	8.65
Tangible common equity as a percentage of tangible assets (1) / (3)	8.03	7.67

52 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT ACCOUNTING STANDARDS
Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp during 2024 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, goodwill, legal contingencies and fair value measurements. There have been no material changes to the valuation techniques or models described below during the year ended December 31, 2024.

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

The Bancorp also considers qualitative factors in determining the ALLL in order to capture characteristics in the portfolio that impact expected credit loss models but are not fully captured within the Bancorp’s expected credit loss models. These considerations inherently require significant management judgment to determine the appropriate factors to be considered and the extent of their impact on the ALLL estimate. These may include adjustments for changes in policies or procedures in underwriting, monitoring or collections, lending and risk management personnel and results of internal audit and quality control reviews. These may also include adjustments, when deemed necessary, for specific idiosyncratic risks such as geopolitical events, natural disasters and their effects on regional borrowers, changes in product structures or changes in economic conditions that are not reflected in the quantitative credit loss models. Qualitative factor adjustments may also be used to address the impacts of unforeseen events on key inputs and assumptions within the Bancorp’s expected credit loss models, such as the reasonable and supportable forecast period, changes to historical loss information or changes to the reversion period or methodology. When evaluating the adequacy of allowances, consideration is also given to regional geographic concentrations and the closely associated effect that changing economic conditions may have on the Bancorp’s customers. Given the diverse circumstances that necessitate the application of qualitative factors, the specific factors considered and their relative significance to the ALLL vary from period to period.

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

Goodwill
Business combinations entered into by the Bancorp typically include the recognition of goodwill. U.S. GAAP requires goodwill to be tested for impairment at the reporting unit level on an annual basis and more frequently if events or circumstances indicate that there may be impairment. As further discussed in Note 1 of the Notes to Consolidated Financial Statements, the Bancorp’s annual goodwill impairment test has historically been performed as of September 30 of each year. However, in 2024, the testing was performed as of September 30 and again as of October 1 to reflect the change in date in which the Bancorp will perform its annual goodwill impairment testing in future periods.

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

TABLE 5: Fair Value Summary
As of ($ in millions)	December 31, 2024		December 31, 2023
	Balance	Level 3	Balance	Level 3
Assets carried at fair value	$45,153	1,814	56,073	1,859
As a percent of total assets	21%	1	26	1
Liabilities carried at fair value	$3,114	175	3,106	174
As a percent of total liabilities	2%	—	2	—

Refer to Note 28 of the Notes to Consolidated Financial Statements for further information on fair value measurements including a description of the valuation methodologies used for significant financial instruments.
56 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENTS OF INCOME ANALYSIS
The Bancorp’s Consolidated Statements of Income are presented in Item 8 of this Annual Report on Form 10-K. The following analysis focuses on a comparison of results for the year ended December 31, 2024 with the year ended December 31, 2023. Refer to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information comparing the results for the year ended December 31, 2023 to the year ended December 31, 2022.

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

Tables 6 and 7 present the components of net interest income, net interest margin and net interest rate spread for the years ended December 31, 2024, 2023 and 2022, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $5.7 billion for the year ended December 31, 2024, decreasing $198 million compared to the prior year. Net interest income for the year ended December 31, 2024 was negatively impacted by lower average loan balances as a result of actions taken in 2023 to reduce lower returning facilities as well as decreased demand. Additionally, funding costs remained elevated as higher average market rates continued to drive deposit balance migration into higher yielding products. These negative impacts were partially offset by higher yields on average interest-earning assets and an increase in the average balances of other short-term investments.

Net interest rate spread on an FTE basis (non-GAAP) was 2.08% for the year ended December 31, 2024 compared to 2.24% during the year ended December 31, 2023. Rates paid on average interest-bearing liabilities increased 42 bps, partially offset by a 26 bps increase in yields on average interest-earning assets for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Net interest margin on an FTE basis (non-GAAP) was 2.90% for the year ended December 31, 2024 compared to 3.05% for the year ended December 31, 2023. Net interest margin for the year ended December 31, 2024 was primarily impacted by the previously mentioned impacts of higher market interest rates, migration of average balances of deposits from demand deposits to interest-bearing deposits and a decrease in the average balances of loans and leases. Net interest income was also negatively impacted by elevated balances of other short-term investments during the year ended December 31, 2024. Net interest margin results are expected to modestly increase over the next several quarters driven by fixed-rate asset repricing and moderating deposit costs. However, net interest margin may be negatively impacted by increased deposit competition or higher levels of cash and other short-term investments.

Interest income on an FTE basis (non-GAAP) from loans and leases increased $142 million from the year ended December 31, 2023 primarily driven by an increase in yields on loans and leases, partially offset by a decrease in the average balances of commercial and industrial loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments increased $523 million from the year ended December 31, 2023 primarily due to an increase in the average balances of other short-term investments and higher yields on average taxable securities driven by fixed-rate asset repricing.

Interest expense on average core deposits increased $852 million from the year ended December 31, 2023 primarily due to an increase in the cost of average interest-bearing core deposits to 287 bps for the year ended December 31, 2024 from 238 bps for the year ended December 31, 2023, as a result of a mix shift from non-interest bearing to interest-bearing deposit products, higher short-term interest rates and an increase in the average balances of interest-bearing core deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $11 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to increases in the average balances of and yields on long-term debt, partially offset by a decrease in the average balances of FHLB advances. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the year ended December 31, 2024, average wholesale funding represented 16% of average interest-bearing liabilities compared to 18% for the year ended December 31, 2023. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.
57 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 6: Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the years ended December 31	2024			2023			2022
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans and leases:(a)
Commercial and industrial loans	$52,210	3,657	7.00%	$57,005	3,887	6.82%	$55,618	2,401	4.32%
Commercial mortgage loans	11,501	706	6.14	11,262	672	5.97	10,723	415	3.87
Commercial construction loans	5,835	410	7.02	5,582	380	6.80	5,458	239	4.38
Commercial leases	2,677	119	4.44	2,629	95	3.63	2,828	85	3.02
Total commercial loans and leases	$72,223	4,892	6.77%	$76,478	5,034	6.58%	$74,627	3,140	4.21%
Residential mortgage loans	17,537	645	3.68	18,002	621	3.45	19,731	645	3.27
Home equity	4,002	330	8.25	3,936	298	7.58	3,971	177	4.46
Indirect secured consumer loans	15,583	822	5.27	15,944	687	4.31	16,914	560	3.31
Credit card	1,719	236	13.70	1,800	252	14.00	1,737	221	12.73
Solar energy installation loans	3,960	318	8.04	2,958	180	6.09	574	15	2.69
Other consumer loans	2,700	248	9.19	3,164	277	8.74	3,007	205	6.82
Total consumer loans	$45,501	2,599	5.71%	$45,804	2,315	5.05%	$45,934	1,823	3.97%
Total loans and leases	$117,724	7,491	6.36%	$122,282	7,349	6.01%	$120,561	4,963	4.12%
Securities:
Taxable	55,227	1,803	3.26	56,066	1,733	3.09	52,218	1,493	2.86
Exempt from income taxes(a)	1,392	46	3.25	1,461	47	3.20	1,128	31	2.72
Other short-term investments	20,457	1,110	5.43	11,934	656	5.50	12,419	116	0.94
Total interest-earning assets	$194,800	10,450	5.36%	$191,743	9,785	5.10%	$186,326	6,603	3.54%
Cash and due from banks	2,677			2,772			3,093
Other assets	17,637			16,169			19,490
Allowance for loan and lease losses	(2,308)			(2,258)			(1,980)
Total assets	$212,806			$208,426			$206,929
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$58,599	1,924	3.28%	$52,378	1,552	2.96%	$45,835	297	0.65%
Savings deposits	17,594	119	0.68	20,872	147	0.71	23,445	32	0.14
Money market deposits	36,165	1,050	2.90	30,943	666	2.15	29,326	67	0.23
Foreign office deposits	158	3	2.05	158	3	1.82	170	1	0.74
CDs $250,000 or less	10,537	432	4.10	8,298	308	3.71	2,342	9	0.40
Total interest-bearing core deposits	$123,053	3,528	2.87%	$112,649	2,676	2.38%	$101,118	406	0.40%
CDs over $250,000	4,069	208	5.11	5,332	253	4.74	1,688	41	2.45
Federal funds purchased	207	11	5.21	307	15	4.96	381	6	1.69
Securities sold under repurchase agreements	362	7	1.86	348	4	1.22	482	1	0.17
FHLB advances	2,602	145	5.56	4,596	235	5.11	3,733	98	2.63
Derivative collateral and other borrowed money	60	5	8.92	100	8	8.24	329	9	2.94
Long-term debt	15,835	892	5.63	14,260	742	5.20	11,893	417	3.50
Total interest-bearing liabilities	$146,188	4,796	3.28%	$137,592	3,933	2.86%	$119,624	978	0.82%
Demand deposits	40,314			46,195			60,185
Other liabilities	6,906			6,935			8,040
Total liabilities	$193,408			$190,722			$187,849
Total equity	$19,398			$17,704			$19,080
Total liabilities and equity	$212,806			$208,426			$206,929
Net interest income (FTE)(b)		$5,654			$5,852			$5,625
Net interest margin (FTE)(b)			2.90%			3.05%			3.02%
Net interest rate spread (FTE)(b)			2.08			2.24			2.72
Interest-bearing liabilities to interest-earning assets			75.05			71.76			64.20
(a)The FTE adjustments included in the above table were $24, $25 and $16 for the years ended December 31, 2024, 2023 and 2022, respectively.
(b)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

58 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 7: Changes in Net Interest Income Attributable to Volume and Yield/Rate on an FTE Basis(a)
For the years ended December 31	2024 Compared to 2023			2023 Compared to 2022
($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:
Commercial and industrial loans	$(334)	104	(230)	61	1,425	1,486
Commercial mortgage loans	14	20	34	22	235	257
Commercial construction loans	18	12	30	6	135	141
Commercial leases	2	22	24	(6)	16	10
Total commercial loans and leases	$(300)	158	(142)	83	1,811	1,894
Residential mortgage loans	(16)	40	24	(58)	34	(24)
Home equity	5	27	32	(2)	123	121
Indirect secured consumer loans	(16)	151	135	(34)	161	127
Credit card	(11)	(5)	(16)	8	23	31
Solar energy installation loans	71	67	138	146	19	165
Other consumer loans	(42)	13	(29)	36	36	72
Total consumer loans	$(9)	293	284	96	396	492
Total loans and leases	$(309)	451	142	179	2,207	2,386
Securities:
Taxable	(26)	96	70	114	126	240
Exempt from income taxes	(2)	1	(1)	10	6	16
Other short-term investments	462	(8)	454	(5)	545	540
Total change in interest income	$125	540	665	298	2,884	3,182
Liabilities:
Interest-bearing liabilities:
Interest checking deposits	$195	177	372	48	1,207	1,255
Savings deposits	(22)	(6)	(28)	(4)	119	115
Money market deposits	125	259	384	4	595	599
Foreign office deposits	—	—	—	—	2	2
CDs $250,000 or less	89	35	124	71	228	299
Total interest-bearing core deposits	$387	465	852	119	2,151	2,270
CDs over $250,000	(63)	18	(45)	148	64	212
Federal funds purchased	(5)	1	(4)	(1)	10	9
Securities sold under repurchase agreements	—	3	3	—	3	3
FHLB advances	(109)	19	(90)	27	110	137
Derivative collateral and other borrowed money	(4)	1	(3)	(10)	9	(1)
Long-term debt	86	64	150	94	231	325
Total change in interest expense	$292	571	863	377	2,578	2,955
Total change in net interest income	$(167)	(31)	(198)	(79)	306	227
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

The provision for credit losses was $530 million for the year ended December 31, 2024 compared to $515 million in the prior year. Provision expense for the year ended December 31, 2024 was affected by the impacts of deterioration in the macroeconomic forecast for the commercial portfolio, higher period-end loan and lease balances and increases in specific reserves on individually evaluated commercial loans, partially offset by the impacts of changes in consumer loan portfolio mix, improvement in the macroeconomic forecast for the consumer loan portfolio and improvements in probability of default ratings on commercial loans.

The ALLL increased $30 million from December 31, 2023 to $2.4 billion at December 31, 2024. At December 31, 2024, the ALLL as a percent of portfolio loans and leases decreased to 1.96%, compared to 1.98% at December 31, 2023. The reserve for unfunded commitments
59 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
decreased $32 million from December 31, 2023 to $134 million at December 31, 2024. At December 31, 2024, the ACL as a percent of portfolio loans and leases decreased to 2.08%, compared to 2.12% at December 31, 2023.

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

Noninterest Income
Noninterest income decreased $32 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The following table presents the components of noninterest income:

TABLE 8: Components of Noninterest Income
For the years ended December 31 ($ in millions)(a)	2024	2023	2022
Wealth and asset management revenue	$647	581	570
Commercial payments revenue	608	564	568
Consumer banking revenue	555	546	542
Capital markets fees	424	422	387
Commercial banking revenue	377	409	419
Mortgage banking net revenue	211	250	215
Other noninterest income	12	91	149
Securities gains (losses), net	15	18	(84)
Total noninterest income	$2,849	2,881	2,766
(a)During 2024, certain noninterest income line items were reclassified to better align disclosures to business activities. These reclassifications were retrospectively applied to all prior periods presented. Total noninterest income did not change as a result of these reclassifications.

Wealth and asset management revenue increased $66 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily driven by increases in personal asset management revenue and brokerage income. The Bancorp’s trust and registered investment advisory businesses had approximately $634 billion and $574 billion in total assets under care as of December 31, 2024 and 2023, respectively, and managed $69 billion and $59 billion in assets for individuals, corporations and not-for-profit organizations as of December 31, 2024 and 2023, respectively.

Commercial payments revenue increased $44 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily driven by an increase in treasury management fees due to new client acquisition and higher average revenue per existing customer.

Consumer banking revenue increased $9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily driven by an increase in interchange income associated with higher transaction volumes.

Capital markets fees increased $2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily driven by increases in corporate bond fees and loan syndication revenue, partially offset by a decrease in revenue from commercial customer derivatives.

Commercial banking revenue decreased $32 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily driven by a decrease in operating lease income.

Mortgage banking net revenue decreased $39 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.

The following table presents the components of mortgage banking net revenue:

TABLE 9: Components of Mortgage Banking Net Revenue
For the years ended December 31 ($ in millions)	2024	2023	2022
Origination fees and gains on loan sales	$67	79	91
Net mortgage servicing revenue:
Gross mortgage servicing fees	309	319	310
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(165)	(148)	(186)
Net mortgage servicing revenue	144	171	124
Total mortgage banking net revenue	$211	250	215
Origination fees and gains on loan sales decreased $12 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily driven by the impact of gains recognized during the year ended December 31, 2023 from sales of forbearance loans that were repurchased from GNMA and a decline in revenue margins due to the competitive environment. Residential mortgage loan
60 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
originations increased to $6.5 billion for the year ended December 31, 2024 from $5.6 billion for the year ended December 31, 2023 primarily due to the focus to increase held for investment residential mortgage loans in 2024.

The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the Bancorp’s hedging strategy:

TABLE 10: Components of Net Valuation Adjustments on MSRs
For the years ended December 31 ($ in millions)	2024	2023	2022
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(88)	(43)	(363)
Changes in fair value:
Due to changes in inputs or assumptions(a)	74	43	355
Other changes in fair value(b)	(151)	(148)	(178)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(165)	(148)	(186)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

For the years ended December 31, 2024 and 2023, the Bancorp recognized losses of $77 million and $105 million, respectively, in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The valuation adjustments on the MSR portfolio included increases of $74 million and $43 million for the years ended December 31, 2024 and 2023, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. Mortgage rates decreased during the year ended December 31, 2024 which caused an increase in prepayment speeds. The fair value of the MSR portfolio also decreased $151 million and $148 million as a result of contractual principal payments and actual prepayment activity for the years ended December 31, 2024 and 2023, respectively.

Further detail on the valuation of MSRs can be found in Note 13 of the Notes to Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation of the MSR portfolio. Refer to Note 14 of the Notes to Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net gains and losses on these securities were immaterial during both the years ended December 31, 2024 and 2023 and were a net loss of $2 million during the year ended December 31, 2022.

The Bancorp’s total residential mortgage loans serviced at December 31, 2024 and 2023 were $110.9 billion and $117.0 billion, respectively, with $94.2 billion and $100.8 billion, respectively, of residential mortgage loans serviced for others.

The following table presents the components of other noninterest income:

TABLE 11: Components of Other Noninterest Income
For the years ended December 31 ($ in millions)	2024	2023	2022
BOLI income	$66	61	64
Private equity investment income	35	44	70
Equity method investment income	18	52	22
Income from the TRA associated with Worldpay, Inc.	11	22	46
Gains (losses) on sales of businesses	7	—	(7)
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(138)	(94)	(84)
Other, net	13	6	38
Total other noninterest income	$12	91	149
Other noninterest income decreased $79 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and a decrease in equity method investment income.

The Bancorp recognized negative valuation adjustments of $138 million related to the Visa total return swap for the year ended December 31, 2024 compared to $94 million for the year ended December 31, 2023. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 28 of the Notes to Consolidated Financial Statements. Equity method investment income decreased $34 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to a gain on the partial disposition of an equity method investment during the second quarter of 2023.

Net securities gains were $15 million for the year ended December 31, 2024 compared to $18 million for the year ended December 31, 2023. For more information, refer to Note 4 of the Notes to Consolidated Financial Statements.
61 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Expense
Noninterest expense decreased $172 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The following table presents the components of noninterest expense:

TABLE 12: Components of Noninterest Expense
For the years ended December 31 ($ in millions)(a)	2024	2023	2022
Compensation and benefits	$2,763	2,694	2,554
Technology and communications	474	464	416
Net occupancy expense	339	331	307
Equipment expense	153	148	145
Loan and lease expense	132	133	167
Marketing expense	115	126	118
Card and processing expense	84	84	80
Other noninterest expense	973	1,225	932
Total noninterest expense	$5,033	5,205	4,719
Efficiency ratio on an FTE basis(b)	59.2%	59.6	56.2
(a)During 2024, certain noninterest expense line items were reclassified to better align disclosures to business activities. These reclassifications were retrospectively applied to all prior periods presented. Total noninterest expense did not change as a result of these reclassifications.
(b)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense increased $69 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily driven by increases in performance-based compensation, base compensation and employee benefits expense. Full-time equivalent employees totaled 18,616 at December 31, 2024 compared to 18,724 at December 31, 2023.

Technology and communications expense increased $10 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily driven by increased investments in strategic initiatives and technology modernization.

Net occupancy expense increased $8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily driven by expansion of the Southeast branch network and higher expenses associated with the maintenance and renovation of banking centers.

Marketing expense decreased $11 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to decreases in advertising costs.

The following table presents the components of other noninterest expense:

TABLE 13: Components of Other Noninterest Expense
For the years ended December 31 ($ in millions)	2024	2023	2022
FDIC insurance and other taxes	$181	385	132
Leasing business expense	92	121	131
Losses and adjustments	86	91	91
Data processing	81	87	82
Dues and subscriptions	61	61	58
Travel	60	56	60
Securities recordkeeping	55	50	48
Professional service fees	49	53	54
Postal and courier	48	46	40
Cash and coin processing	47	48	44
Intangible amortization	35	43	47
Other, net	178	184	145
Total other noninterest expense	$973	1,225	932
Other noninterest expense decreased $252 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to decreases in FDIC insurance and other taxes and leasing business expense.

FDIC insurance and other taxes decreased $204 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily as a result of $28 million of expense recognized during the year ended December 31, 2024 compared to $224 million of expense recognized during the year ended December 31, 2023 related to the FDIC special assessment, as further discussed in the Overview section of MD&A.

62 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Leasing business expense decreased $29 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily driven by a decrease in depreciation expense associated with operating lease equipment.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 14: Applicable Income Taxes
For the years ended December 31 ($ in millions)	2024	2023	2022
Income before income taxes	$2,916	2,988	3,093
Applicable income tax expense	602	639	647
Effective tax rate	20.6%	21.4	21.0

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

The effective tax rates for the years ended December 31, 2024 and 2023 were primarily impacted by $248 million and $230 million, respectively, of tax credits and other tax benefits from CDC investments, which were partially offset by $200 million for both the years ended December 31, 2024 and 2023 of proportional amortization related to qualifying investments. The effective tax rates for the years ended December 31, 2024 and 2023 were also impacted by $27 million and $25 million, respectively, of tax benefits from tax exempt income. For additional information on income taxes, refer to Note 21 of the Notes to Consolidated Financial Statements.

63 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS SEGMENT REVIEW
The Bancorp has three reportable segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management. Additional information on each segment is included in Note 31 of the Notes to Consolidated Financial Statements. Results of the Bancorp’s segments are presented based on its management structure and management accounting practices, which are specific to the Bancorp. Therefore, the financial results of the Bancorp’s segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices and businesses change.

The Bancorp manages interest rate risk centrally at the corporate level. By employing an FTP methodology, the segments are insulated from most benchmark interest rate volatility, enabling them to focus on serving customers through the origination of loans and acceptance of deposits. The FTP methodology assigns charge and credit rates to classes of assets and liabilities, respectively, based on the estimated amount and timing of the cash flows for each transaction. Assigning the FTP rate based on matching the duration of cash flows allocates interest income and interest expense to each segment so its resulting net interest income is insulated from future changes in benchmark interest rates. The Bancorp’s FTP methodology also allocates the contribution to net interest income of the asset-generating and deposit-providing businesses on a duration-adjusted basis to better attribute the driver of the performance. As the asset and liability durations are not perfectly matched, the residual impact of the FTP methodology is captured in General Corporate and Other. The charge and credit rates are determined using the FTP rate curve, which is based on an estimate of Fifth Third’s marginal borrowing cost in the wholesale funding markets. The FTP curve is constructed using the U.S. swap curve, brokered CD pricing and unsecured debt pricing.

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets increased since December 31, 2023 as they were affected by the prevailing level of interest rates and repricing characteristics of the portfolio. The credit rates for deposit products decreased modestly since December 31, 2023 due to modified assumptions and decreasing short-term rates. As a result, net interest income for each segment was negatively impacted during the year ended December 31, 2024 as a result of these updates to FTP charge and credit rates.

The Bancorp’s methodology for allocating provision for credit losses to the segments includes charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each segment. Provision for credit losses attributable to loan and lease growth and changes in ALLL factors is captured in General Corporate and Other. The financial results of the segments include allocations for shared services and headquarters expenses, which are included within other noninterest expense. Additionally, the segments form synergies by taking advantage of relationship depth opportunities and funding operations by accessing the capital markets as a collective unit.

The following table summarizes income (loss) before income taxes on an FTE basis by segment:

TABLE 15: Income (Loss) Before Income Taxes (FTE) by Segment
For the years ended December 31 ($ in millions)	2024	2023	2022
Income Statement Data
Commercial Banking	$1,829	3,169	2,036
Consumer and Small Business Banking	2,469	3,494	1,656
Wealth and Asset Management	227	353	251
General Corporate and Other(a)	(1,585)	(4,003)	(834)
Income before income taxes (FTE)	$2,940	3,013	3,109
(a)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.
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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 16: Commercial Banking
For the years ended December 31 ($ in millions)	2024	2023	2022
Income Statement Data
Net interest income (FTE)(a)	$2,647	3,828	2,552
Provision for credit losses	304	12	33
Noninterest income:
Commercial payments revenue	529	473	468
Capital markets fees	421	419	387
Commercial banking revenue	373	406	417
Other noninterest income	57	58	68
Noninterest expense:
Compensation and benefits	656	654	639
Net occupancy and equipment expense	64	70	67
Other noninterest expense	1,174	1,279	1,117
Income before income taxes (FTE)	$1,829	3,169	2,036
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$67,310	72,293	70,904
Demand deposits	18,204	23,170	35,147
Interest checking deposits	40,214	32,319	21,341
Savings deposits	143	183	280
Money market deposits	5,540	5,063	5,739
Certificates of deposit	45	62	108
Foreign office deposits	158	158	170
(a)Includes FTE adjustments of $15, $16 and $10 for the years ended December 31, 2024, 2023 and 2022, respectively.
Income before income taxes on an FTE basis was $1.8 billion for the year ended December 31, 2024 compared to $3.2 billion for the year ended December 31, 2023. The decrease was primarily driven by a decrease in net interest income on an FTE basis and an increase in provision for credit losses, partially offset by a decrease in noninterest expense and an increase in noninterest income.

Net interest income on an FTE basis decreased $1.2 billion from the year ended December 31, 2023 primarily driven by increases in average balances of and rates paid on interest checking deposits and money market deposits, decreases in FTP credits on deposits and a decrease in the average balances of commercial loans and leases, partially offset by an increase in yields on average commercial loans and leases. Net interest income was also negatively impacted by an increase in FTP charges on loans and leases, which was primarily attributable to higher FTP charge rates, partially offset by the impact of lower average balances.

Provision for credit losses increased $292 million from the year ended December 31, 2023 primarily driven by an increase in the allocated provision for credit losses related to commercial criticized assets as well as an increase in net charge-offs on commercial and industrial loans. Net charge-offs as a percent of average portfolio loans and leases increased to 32 bps for the year ended December 31, 2024 compared to 12 bps for the year ended December 31, 2023.

Noninterest income increased $24 million from the year ended December 31, 2023 primarily driven by an increase in commercial payments revenue, partially offset by a decrease in commercial banking revenue. Commercial payments revenue increased $56 million from the year ended December 31, 2023 primarily driven by increases in treasury management fees due to new client acquisition and higher average revenue per existing customer and commercial card and processing revenue. Commercial banking revenue decreased $33 million from the year ended December 31, 2023 primarily driven by a decrease in operating lease income.

Noninterest expense decreased $109 million from the year ended December 31, 2023 primarily driven by a decrease in other noninterest expense. Other noninterest expense decreased $105 million from the year ended December 31, 2023 primarily as a result of a decrease in allocated expenses, lower leasing business expense and a decrease in losses and adjustments.

65 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average commercial loans and leases decreased $5.0 billion from the year ended December 31, 2023 driven by a decrease in average commercial and industrial loans, which was primarily attributable to a planned reduction in balances in the second half of 2023 and lower demand throughout 2024.

Average deposits increased $3.3 billion from the year ended December 31, 2023 primarily due to increases in average interest checking deposits and average money market deposits, partially offset by a decrease in average demand deposits. In response to the higher interest rate environment, deposit balances have generally migrated from noninterest-bearing products or lower interest-bearing products into higher interest-bearing products. This migration contributed to increases in average interest checking deposits and average money market deposits of $7.9 billion and $477 million, respectively, along with a decrease in average demand deposits of $5.0 billion from the year ended December 31, 2023.
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

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 17: Consumer and Small Business Banking
For the years ended December 31 ($ in millions)	2024	2023	2022
Income Statement Data
Net interest income	$4,169	5,207	3,131
Provision for credit losses	322	303	139
Noninterest income:
Consumer banking revenue	551	544	538
Wealth and asset management revenue	247	216	204
Mortgage banking net revenue	210	250	214
Commercial payments revenue	76	85	89
Other noninterest income	10	10	8
Noninterest expense:
Compensation and benefits	882	878	828
Net occupancy and equipment expense	263	253	234
Loan and lease expense	80	86	107
Card and processing expense	75	76	72
Other noninterest expense	1,172	1,222	1,148
Income before income taxes	$2,469	3,494	1,656
Average Balance Sheet Data
Consumer loans, including held for sale	$42,783	42,933	43,049
Commercial loans	3,454	2,829	1,727
Demand deposits	21,085	21,891	23,600
Interest checking deposits	10,872	12,325	15,191
Savings deposits	14,431	17,017	20,288
Money market deposits	30,127	25,288	22,766
Certificates of deposit	11,241	8,809	2,543
Income before income taxes was $2.5 billion for the year ended December 31, 2024 compared to $3.5 billion for the year ended December 31, 2023. The decrease was driven by a decrease in net interest income, an increase in provision for credit losses and a decrease in noninterest income, partially offset by a decrease in noninterest expense.

Net interest income decreased $1.0 billion from the year ended December 31, 2023 primarily due to a decrease in FTP credits on deposits, increases in rates paid on and average balances of interest-bearing deposits and an increase in FTP charges on loans. These negative impacts were partially offset by an increase in yields on loans.

Provision for credit losses increased $19 million from the year ended December 31, 2023 primarily due to an increase in the allocated provision for credit losses related to commercial criticized assets as well as increases in net charge-offs on solar energy installation loans and
66 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
indirect secured consumer loans, partially offset by a decrease in net charge-offs on commercial and industrial loans. Net charge-offs as a percent of average portfolio loans and leases were 68 bps for both the years ended December 31, 2024 and 2023.

Noninterest income decreased $11 million from the year ended December 31, 2023 primarily driven by a decrease in mortgage banking net revenue, partially offset by an increase in wealth and asset management revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue. Wealth and asset management revenue increased $31 million from the year ended December 31, 2023 primarily due to increases in brokerage income and personal asset management revenue.

Noninterest expense decreased $43 million from the year ended December 31, 2023 primarily due to a decrease in other noninterest expense, partially offset by an increase in net occupancy and equipment expense. Other noninterest expense decreased $50 million from the year ended December 31, 2023 primarily due to a decrease in allocated expenses. Net occupancy and equipment expense increased $10 million from the year ended December 31, 2023 primarily driven by the Bancorp’s expansion into the Southeast markets.

Average consumer loans decreased $150 million from the year ended December 31, 2023 primarily driven by decreases in average residential mortgage loans, average other consumer loans and average indirect secured consumer loans, partially offset by an increase in average solar energy installation loans. Average residential mortgage loans decreased from the year ended December 31, 2023 primarily as a result of a planned reduction in balances in the second half of 2023 and a decrease in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average other consumer loans decreased from the year ended December 31, 2023 primarily driven by paydowns of loans originated in connection with one third-party point-of-sale company with which the Bancorp discontinued the origination of new loans in September 2022. Average indirect secured consumer loans decreased from the year ended December 31, 2023 primarily as a result of a planned reduction in balances in the second half of 2023, partially offset by increased loan production during 2024. Average solar energy installation loans increased from the year ended December 31, 2023 primarily due to increased loan originations. Average commercial loans increased $625 million from the year ended December 31, 2023 primarily driven by loan originations exceeding payoffs.

Average deposits increased $2.4 billion from the year ended December 31, 2023 driven by increases in average money market deposits and average CDs, partially offset by decreases in average savings deposits, average interest checking deposits and average demand deposits. Average money market deposits increased $4.8 billion from the year ended December 31, 2023 primarily as a result of higher average balances per customer account due to higher offering rates as well as balance migration from demand deposits, interest checking deposits and savings deposits. Average CDs increased $2.4 billion from the year ended December 31, 2023 primarily due to higher offering rates. Average savings deposits decreased $2.6 billion, average interest checking deposits decreased $1.5 billion and average demand deposits decreased $806 million from the year ended December 31, 2023 primarily as a result of lower average balances per customer account as well as balance migration into CDs and money market accounts.
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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 18: Wealth and Asset Management
For the years ended December 31 ($ in millions)	2024	2023	2022
Income Statement Data
Net interest income	$210	360	262
Provision for credit losses	—	1	—
Noninterest income:
Wealth and asset management revenue	397	363	363
Other noninterest income	7	6	5
Noninterest expense:
Compensation and benefits	222	220	218
Other noninterest expense	165	155	161
Income before income taxes	$227	353	251
Average Balance Sheet Data
Loans and leases, including held for sale	$4,128	4,386	4,413
Deposits	10,685	11,122	12,725
67 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income before income taxes was $227 million for the year ended December 31, 2024 compared to $353 million for the year ended December 31, 2023. The decrease was primarily driven by a decrease in net interest income, partially offset by an increase in noninterest income.

Net interest income decreased $150 million from the year ended December 31, 2023 primarily driven by a decrease in FTP credits on deposits and an increase in rates paid on average deposits.
Noninterest income increased $35 million from the year ended December 31, 2023 primarily due to an increase in wealth and asset management revenue, which increased $34 million from the year ended December 31, 2023 primarily as a result of an increase in personal asset management revenue.
Average loans and leases decreased $258 million from the year ended December 31, 2023 primarily driven by payoffs exceeding loan production.

Average deposits decreased $437 million from the year ended December 31, 2023 primarily driven by decreases in average interest checking deposits, average demand deposits and average money market deposits as a result of lower average balances per customer account, partially offset by increases in average savings deposits and average CDs.

General Corporate and Other
General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains and losses, certain non-core deposit funding, unassigned equity, unallocated provision for credit losses or a benefit from the reduction of the ACL, the payment of preferred stock dividends and certain support activities and other items not attributed to its segments.
Net interest income on an FTE basis increased $2.2 billion from the year ended December 31, 2023 primarily driven by a decrease in FTP credits on deposits allocated to the segments, an increase in FTP charges on loans and leases allocated to the segments, an increase in interest income on other short-term investments and decreases in interest expense on FHLB advances and retail brokered CDs. These positive impacts were partially offset by an increase in interest expense on long-term debt. The increase in FTP charges allocated to the segments was driven by increases in market interest rates, primarily across the fixed-rate asset portfolios. The decrease in FTP credits allocated to the segments was driven by lower assumed liquidity premiums from deposit portfolios. Under the Bancorp’s internal reporting methodology, the Bancorp insulates the segments from interest rate risk associated with fixed-rate lending by transferring this risk to General Corporate and Other through the FTP methodology. As a result, the amount of FTP credits on deposits earned by the segments generally increases or decreases at a faster pace than the amount of allocated FTP charges on loans and leases.

The benefit from credit losses was $96 million for the year ended December 31, 2024 compared to a provision for credit losses of $199 million for the year ended December 31, 2023. The benefit from credit losses for the year ended December 31, 2024 was primarily driven by increases in allocations to the segments.

Noninterest income decreased $80 million from the year ended December 31, 2023 primarily driven by an increase in the loss recognized on the swap associated with the sale of Visa, Inc. Class B Shares, a decrease in equity method investment income and a decrease in net securities gains. The decrease in equity method investment income was primarily due to a gain on the partial disposition of an equity method investment during the second quarter of 2023.

Noninterest expense decreased $32 million from the year ended December 31, 2023 primarily driven by the expense recognized in 2023 associated with the FDIC special assessment, partially offset by a decrease in corporate overhead allocations from General Corporate and Other to the other segments and an increase in performance-based compensation.

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

TABLE 19: Components of Total Loans and Leases (including loans and leases held for sale)
As of December 31 ($ in millions)	2024	2023
Commercial loans and leases:
Commercial and industrial loans	$52,286	53,311
Commercial mortgage loans	12,268	11,276
Commercial construction loans	5,617	5,621
Commercial leases	3,188	2,582
Total commercial loans and leases	$73,359	72,790
Consumer loans:
Residential mortgage loans	18,117	17,360
Home equity	4,188	3,916
Indirect secured consumer loans	16,313	14,965
Credit card	1,734	1,865
Solar energy installation loans	4,202	3,728
Other consumer loans	2,518	2,988
Total consumer loans	$47,072	44,822
Total loans and leases	$120,431	117,612
Total portfolio loans and leases (excluding loans and leases held for sale)	$119,791	117,234

Total loans and leases, including loans and leases held for sale, increased $2.8 billion, or 2%, from December 31, 2023 driven by increases in both consumer loans and commercial loans and leases.

Commercial loans and leases increased $569 million, or 1%, from December 31, 2023 primarily due to increases in commercial mortgage loans and commercial leases, partially offset by a decrease in commercial and industrial loans. Commercial mortgage loans increased $992 million, or 9%, from December 31, 2023 and included the impact of commercial construction loans transitioning to commercial mortgage loans and increased originations. Commercial leases increased $606 million, or 23%, from December 31, 2023 primarily as a result of an increase in lease originations as a result of a shift in business strategy in the second half of 2024. Commercial and industrial loans decreased $1.0 billion, or 2%, from December 31, 2023 primarily as a result of payoffs exceeding loan originations due to lower demand throughout 2024.

Consumer loans increased $2.3 billion, or 5%, from December 31, 2023 due to increases in indirect secured consumer loans, residential mortgage loans, solar energy installation loans and home equity, partially offset by decreases in other consumer loans and credit card. Indirect secured consumer loans increased $1.3 billion, or 9%, from December 31, 2023 primarily driven by loan production exceeding payoffs and as a result of a planned reduction in balances in the second half of 2023. Residential mortgage loans increased $757 million, or 4%, from December 31, 2023 primarily driven by an increase in held-for-investment loan originations and loan purchase transactions completed in the second half of 2024. Solar energy installation loans increased $474 million, or 13%, from December 31, 2023 primarily driven by increased loan originations. Home equity loans increased $272 million, or 7%, as loan originations and new advances exceeded payoffs. Other consumer loans decreased $470 million, or 16%, from December 31, 2023 primarily driven by paydowns of loans originated in connection with one third-party point-of-sale company with which the Bancorp discontinued the origination of new loans in September 2022. Credit card decreased $131 million, or 7%, from December 31, 2023 primarily due to a decline in balance-active accounts.

69 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 20: Components of Average Loans and Leases (including average loans and leases held for sale)
For the years ended December 31 ($ in millions)	2024	2023
Commercial loans and leases:
Commercial and industrial loans	$52,210	57,005
Commercial mortgage loans	11,501	11,262
Commercial construction loans	5,835	5,582
Commercial leases	2,677	2,629
Total commercial loans and leases	$72,223	76,478
Consumer loans:
Residential mortgage loans	17,537	18,002
Home equity	4,002	3,936
Indirect secured consumer loans	15,583	15,944
Credit card	1,719	1,800
Solar energy installation loans	3,960	2,958
Other consumer loans	2,700	3,164
Total consumer loans	$45,501	45,804
Total average loans and leases	$117,724	122,282
Total average portfolio loans and leases (excluding loans and leases held for sale)	$117,229	121,645

Average loans and leases, including average loans and leases held for sale, decreased $4.6 billion, or 4%, from December 31, 2023 driven by decreases in both average commercial loans and leases and average consumer loans.

Average commercial loans and leases decreased $4.3 billion, or 6%, from December 31, 2023 primarily due to a decrease in average commercial and industrial loans. Average commercial and industrial loans decreased $4.8 billion, or 8%, from December 31, 2023 primarily as a result of a planned reduction in balances associated with the exit of certain lower returning facilities in the second half of 2023 and lower demand throughout 2024.

Average consumer loans decreased $303 million, or 1%, from December 31, 2023 primarily due to decreases in average residential mortgage loans, average other consumer loans and average indirect secured consumer loans, partially offset by increases in average solar energy installation loans. Average residential mortgage loans decreased $465 million, or 3%, from December 31, 2023 primarily as a result of a planned reduction in balances in the second half of 2023 and a decrease in residential mortgage loans held for sale as the Bancorp sold government-guaranteed loans that were previously in forbearance programs. Average other consumer loans decreased $464 million, or 15%, from December 31, 2023 driven by paydowns of loans originated in connection with one third-party point-of-sale company with which the Bancorp discontinued the origination of new loans in September 2022. Average indirect secured consumer loans decreased $361 million, or 2%, from December 31, 2023 primarily as a result of a planned reduction in balances in the second half of 2023, partially offset by increased loan production during 2024. Average solar energy installation loans increased $1.0 billion, or 34%, from December 31, 2023 primarily due to increased loan originations.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $52.4 billion and $51.9 billion at December 31, 2024 and 2023, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 3.8 at December 31, 2024 compared to 4.8 at December 31, 2023. The taxable held-to-maturity securities portfolio had an effective duration of 5.5 at December 31, 2024.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading typically when bought and held principally for the purpose of selling them in the near term. At December 31, 2024, the Bancorp’s investment securities portfolio consisted primarily of AAA-rated available-for-sale debt and other securities and held-to-maturity securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt and other securities and held-to-maturity securities at both December 31, 2024 and 2023.

At both December 31, 2024 and 2023, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during the years ended December 31, 2024, 2023 and 2022.

During the years ended December 31, 2024, 2023 and 2022, the Bancorp recognized $21 million, $5 million and $1 million, respectively, of impairment losses on available-for-sale debt and other securities, included in securities gains (losses), net, in the Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intends to hold the securities until the recovery of their amortized cost bases.

70 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the end of period components of investment securities:

TABLE 21: Components of Investment Securities
As of December 31 ($ in millions)	2024	2023
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$4,358	4,477
Obligations of states and political subdivisions securities	—	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	6,460	11,564
Agency commercial mortgage-backed securities	23,853	28,945
Non-agency commercial mortgage-backed securities	4,505	4,872
Asset-backed securities and other debt securities	3,924	5,207
Other securities(a)	778	722
Total available-for-sale debt and other securities	$43,878	55,789
Held-to-maturity securities (amortized cost basis):(b)
U.S. Treasury and federal agencies securities	$2,370	—
Mortgage-backed securities:
Agency residential mortgage-backed securities	4,898	—
Agency commercial mortgage-backed securities	4,008	—
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$11,278	2
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$626	647
Obligations of states and political subdivisions securities	120	39
Agency residential mortgage-backed securities	10	6
Asset-backed securities and other debt securities	429	207
Total trading debt securities	$1,185	899
Total equity securities (fair value)	$341	613
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.
(b)Includes a discount of $865 at December 31, 2024 pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

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

The following table presents the estimated future amortization of unrealized losses related to securities transferred from available-for-sale to held-to-maturity. At December 31, 2024, these transferred securities had an estimated weighted-average life of 6.9 years.

TABLE 22: Estimated Amortization of Unrealized Losses on Securities Transferred to Held-to-Maturity
As of December 31, 2024 ($ in millions)
2025	$62
2026	72
2027	84
2028	123
2029	57
Thereafter	467
Unamortized portion of unrealized losses	$865

On an amortized cost basis, available-for-sale debt and other securities and held-to-maturity securities comprised 28% of total interest-earning assets at both December 31, 2024 and 2023. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 5.0 years and 6.2 years at December 31, 2024 and 2023, respectively. In addition, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.08% and 3.06% at December 31, 2024 and 2023, respectively. At December 31, 2024, the held-to-maturity securities portfolio had an estimated weighted-average life of 6.9 years and a weighted-average yield of 3.41%.

71 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information presented in Tables 23 and 24 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity.

The fair values of investment securities are impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $4.3 billion and $5.4 billion at December 31, 2024 and 2023, respectively.

TABLE 23: Characteristics of Available-for-Sale Debt and Other Securities
As of December 31, 2024 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$1,682	1,683	0.7	4.52%
Average life after one year through five years	2,676	2,677	1.4	4.53
Total	$4,358	4,360	1.1	4.53%
Agency residential mortgage-backed securities:
Average life within one year	3	2	0.6	4.49
Average life after one year through five years	1,368	1,257	3.8	2.84
Average life after five years through ten years	4,346	3,866	6.5	3.57
Average life after ten years	743	556	11.0	2.87
Total	$6,460	5,681	6.4	3.33%
Agency commercial mortgage-backed securities:(a)
Average life within one year	706	699	0.5	3.44
Average life after one year through five years	10,277	9,524	3.2	2.64
Average life after five years through ten years	10,022	8,335	7.3	2.64
Average life after ten years	2,848	2,274	11.9	2.75
Total	$23,853	20,832	5.9	2.68%
Non-agency commercial mortgage-backed securities:
Average life within one year	1,292	1,282	0.4	3.27
Average life after one year through five years	1,347	1,283	2.4	3.17
Average life after five years through ten years	1,866	1,602	6.7	2.77
Total	$4,505	4,167	3.6	3.03%
Asset-backed securities and other debt securities:
Average life within one year	643	635	0.5	3.07
Average life after one year through five years	2,489	2,355	2.9	3.53
Average life after five years through ten years	787	736	5.9	3.93
Average life after ten years	5	3	13.5	5.75
Total	$3,924	3,729	3.2	3.54%
Other securities	778	778
Total available-for-sale debt and other securities	$43,878	39,547	5.0	3.08%
(a)Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.18% and 0.03% for securities with an average life between 5 and 10 years, average life greater than 10 years and in total, respectively.
72 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 24: Characteristics of Held-to-Maturity Securities
As of December 31, 2024 ($ in millions)	Amortized Cost(b)	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life after one year through five years	$2,370	2,344	3.0	2.45%
Total	$2,370	2,344	3.0	2.45%
Agency residential mortgage-backed securities:
Average life after five years through ten years	4,898	4,701	8.9	3.41
Total	$4,898	4,701	8.9	3.41%
Agency commercial mortgage-backed securities:(a)
Average life within one year	38	38	0.2	3.59
Average life after one year through five years	861	847	3.6	3.84
Average life after five years through ten years	2,650	2,585	7.0	3.90
Average life after ten years	459	448	11.1	4.70
Total	$4,008	3,918	6.7	3.98%
Asset-backed securities and other debt securities:
Average life after ten years	2	2	10.8	8.02
Total	$2	2	10.8	8.02%
Total held-to-maturity securities	$11,278	10,965	6.9	3.41%
(a)Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.02%, 0.60% and 0.08% for securities with an average life between 1 and 5 years, average life between 5 and 10 years, average life greater than 10 years and in total, respectively.
(b)Includes a discount of $865 at December 31, 2024 pertaining to the unamortized portion of unrealized losses on HTM securities.

Other Short-Term Investments
Other short-term investments have original maturities less than one year and primarily include interest-bearing balances that are funds on deposit at the FRB or other depository institutions. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $17.1 billion at December 31, 2024, a decrease of $5.0 billion from December 31, 2023. This decrease was primarily associated with an increase in loans and leases, a decrease in retail brokered CDs and a decrease in total borrowings during the year ended December 31, 2024.

Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates and through its strategy of expanding retail presence in high-growth markets, such as in the Southeast. Average core deposits represented 77% and 76% of average total assets for the years ended December 31, 2024 and 2023, respectively.

The following table presents the end of period components of deposits:

TABLE 25: Components of Deposits
As of December 31 ($ in millions)	2024	2023
Demand	$41,038	43,146
Interest checking	59,159	57,257
Savings	17,147	18,215
Money market	36,605	34,374
Foreign office	147	162
Total transaction deposits	154,096	153,154
CDs $250,000 or less	10,798	10,552
Total core deposits	164,894	163,706
CDs over $250,000(a)	2,358	5,206
Total deposits	$167,252	168,912
(a)Includes $1.3 billion and $4.4 billion of retail brokered CDs which are fully covered by FDIC insurance as of December 31, 2024 and 2023, respectively.

Core deposits increased $1.2 billion, or 1%, from December 31, 2023 primarily due to increases in transaction deposits and CDs $250,000 or less. Transaction deposits increased $942 million, or 1%, from December 31, 2023 primarily driven by increases in money market deposits and interest checking deposits, partially offset by decreases in demand deposits and savings deposits. In response to the higher interest rate environment, deposit balances have migrated from noninterest-bearing products or lower interest-bearing products into higher interest-bearing products. Money market deposits increased $2.2 billion, or 6%, from December 31, 2023 primarily as a result of higher balances per consumer customer account due to higher offering rates and the aforementioned balance migration. Interest checking deposits increased $1.9 billion, or 3%, from December 31, 2023 primarily as a result of the aforementioned balance migration as well as commercial balance growth, partially offset by lower balances per consumer customer account. Demand deposits decreased $2.1 billion, or 5%, from December 31, 2023
73 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
primarily as a result of the aforementioned balance migration and lower balances per commercial customer account, partially offset by higher balances per consumer customer account. Savings deposits decreased $1.1 billion, or 6%, from December 31, 2023 primarily due to lower balances per consumer customer account, driven by increased consumer spending and the impact of consumer preferences for products with higher offering rates. CDs $250,000 or less increased $246 million, or 2%, from December 31, 2023 primarily due to new issuances which outpaced maturities given higher offering rate.

CDs over $250,000 decreased $2.8 billion, or 55% from December 31, 2023 primarily due to maturities of retail brokered CDs.

The following table presents the components of average deposits for the years ended December 31:

TABLE 26: Components of Average Deposits
($ in millions)	2024	2023
Demand	$40,314	46,195
Interest checking	58,599	52,378
Savings	17,594	20,872
Money market	36,165	30,943
Foreign office	158	158
Total transaction deposits	152,830	150,546
CDs $250,000 or less	10,537	8,298
Total core deposits	163,367	158,844
CDs over $250,000(a)	4,069	5,332
Total average deposits	$167,436	164,176
(a)Includes $3.1 billion and $4.7 billion of retail brokered CDs which are fully covered by FDIC insurance for the years ended December 31, 2024 and 2023, respectively.

On an average basis, core deposits increased $4.5 billion, or 3%, from December 31, 2023 due to increases in average transaction deposits and average CDs $250,000 or less. Average transaction deposits increased $2.3 billion, or 2%, from December 31, 2023, primarily driven by increases in average interest checking deposits and average money market deposits, partially offset by decreases in average demand deposits and average savings deposits. Average CDs $250,000 or less increased $2.2 billion, or 27%, from December 31, 2023. Additionally, average CDs over $250,000 decreased $1.3 billion, or 24%, from December 31, 2023. The fluctuations in the average balances of deposits were driven by similar factors to those previously discussed with respect to the end of period balances.

Contractual maturities
The contractual maturities of CDs as of December 31, 2024 are summarized in the following table:

TABLE 27: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$12,490
13-24 months	611
25-36 months	28
37-48 months	9
49-60 months	15
After 60 months	3
Total CDs	$13,156
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all FDIC requirements are met. All deposits that an account owner has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of December 31, 2024 and 2023, approximately $100.6 billion, or 60%, and $97.6 billion, or 58%, respectively, of the Bancorp’s domestic deposits were estimated to be insured. As of December 31, 2024 and 2023, approximately $66.5 billion and $71.1 billion, respectively, of the Bancorp’s domestic deposits were estimated to be uninsured. At December 31, 2024 and 2023, approximately $1.1 billion and $1.9 billion, respectively, of time deposits were estimated to be uninsured. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

74 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 13% and 14% for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes the end of period components of borrowings:

TABLE 28: Components of Borrowings
As of December 31 ($ in millions)	2024	2023
Federal funds purchased	$204	193
Other short-term borrowings	4,450	2,861
Long-term debt	14,337	16,380
Total borrowings	$18,991	19,434

Total borrowings decreased $443 million, or 2%, from December 31, 2023 primarily due to a decrease in long-term debt partially offset by an increase in other short-term borrowings. Long-term debt decreased $2.0 billion from December 31, 2023 primarily due to redemptions or maturities of $3.3 billion of notes, $496 million of paydowns associated with loan securitizations and $65 million of fair value adjustments associated with hedged long-term debt. These decreases were partially offset by the issuances of senior fixed-rate/floating-rate notes in January and September of 2024 totaling $1.8 billion during the year ended December 31, 2024. For additional information regarding the long-term debt issuances, refer to Note 17 of the Notes to Consolidated Financial Statements. Other short-term borrowings increased $1.6 billion from December 31, 2023 primarily due to increased funding needs resulting from loan growth and a decrease in retail brokered CDs. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 16 of the Notes to Consolidated Financial Statements.

The following table summarizes the components of average borrowings:

TABLE 29: Components of Average Borrowings
For the years ended December 31 ($ in millions)	2024	2023
Federal funds purchased	$207	307
Other short-term borrowings	3,024	5,044
Long-term debt	15,835	14,260
Total average borrowings	$19,066	19,611

Total average borrowings decreased $545 million, or 3%, compared to December 31, 2023 primarily due to a decrease in average other short-term borrowings, partially offset by an increase in average long-term debt. Average other short-term borrowings decreased $2.0 billion compared to December 31, 2023 primarily due to lower FHLB advances outstanding. Average long-term debt increased $1.6 billion compared to December 31, 2023 primarily due to the issuances of senior fixed-rate/floating-rate notes in January and September of 2024 totaling $1.8 billion and fluctuations within the year in the amount of long-term FHLB advances outstanding. These increases were partially offset by redemptions or maturities of $3.3 billion of notes, $496 million of paydowns associated with loan securitizations and $65 million of fair value adjustments associated with hedged long-term debt during the year ended December 31, 2024. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.
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

Fifth Third’s Enterprise Risk Management Framework, which is approved annually by the ERMC, RCC and the Board of Directors, includes the following key elements:
•The Bancorp ensures transparency of risk through defined risk policies, governance and a reporting structure that includes the RCC, ERMC and other risk-specific management committees and councils.
•The Bancorp establishes a risk appetite in alignment with its strategic, financial and capital plans at the enterprise level and the line of business level. Risk appetite is defined using quantitative metrics and qualitative measures to ensure prudent risk taking that drives balanced decision making. The Bancorp’s goal is to ensure that aggregate residual risks do not exceed the Bancorp’s risk appetite, and that risks taken are supportive of the Bancorp’s portfolio diversification and profitability objectives. The Board and executive management approve the risk appetite, which is considered in the development of business strategies and forms the basis for enterprise risk management.
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
◦Ensure Fifth Third’s products and services are designed, delivered and maintained to provide value and benefit to the Bancorp’s customers and to Fifth Third.
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
•Fifth Third’s culture and values provide the foundation for supporting sound risk management practices by setting expectations for appropriate conduct and accountability across the organization. All employees are expected to conduct themselves in alignment with Fifth Third’s Code of Business Conduct and Ethics, which may be found on www.53.com, while carrying out their responsibilities. Fifth Third’s Management Compliance Committee provides oversight of business conduct policies, programs and strategies, and monitors reporting of potential misconduct, trends or themes across the enterprise. Prudent risk management is a responsibility that is expected from all employees and is a foundational element of Fifth Third’s culture.
•The Bancorp manages eight defined risk types to a prescribed appetite. The risk types are credit risk, liquidity risk, interest rate risk, price risk, legal and regulatory compliance risk, operational risk, reputation risk and strategic risk.
•The Bancorp identifies and monitors existing and potential risks that may impact the company’s risk profile, including emerging risks that create uncertainties and/or would have broad implications if materialized (e.g., contagion risks, climate change, etc.). Enhanced monitoring and action plans are implemented as necessary to proactively mitigate risk.
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

78 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 30: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	2024			2023
As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$14,375	22,429	6	$12,558	19,679	4
Financial services and insurance	9,507	19,939	1	9,998	21,022	—
Manufacturing	8,850	19,230	68	9,010	19,101	54
Healthcare	5,648	8,192	76	5,485	7,831	13
Business services	5,596	9,755	113	5,917	10,339	50
Wholesale trade	5,315	10,305	14	5,259	10,414	6
Accommodation and food	4,371	6,731	18	4,326	6,946	25
Retail trade	3,495	8,429	45	3,953	9,847	85
Communication and information	3,304	6,140	74	3,191	6,482	60
Mining	2,676	5,897	—	2,813	5,940	—
Construction	2,674	6,815	19	2,656	6,391	10
Transportation and warehousing	2,311	4,124	7	2,382	4,326	5
Utilities	1,882	3,326	—	1,850	3,493	—
Entertainment and recreation	1,749	3,091	5	1,687	2,964	8
Other services	1,215	1,798	5	1,181	1,680	6
Agribusiness	204	513	5	300	614	—
Public administration	110	160	—	151	240	—
Individuals	11	24	—	29	77	—
Total	$73,293	136,898	456	$72,746	137,386	326
By Loan Size:
Less than $1 million	5%	5	15	4%	4	19
$1 million to $5 million	7	5	10	7	6	11
$5 million to $10 million	4	4	6	5	4	5
$10 million to $25 million	13	11	22	14	11	23
$25 million to $50 million	24	22	33	24	23	—
Greater than $50 million	47	53	14	46	52	42
Total	100%	100	100	100	100	100
By State:
California	10%	8	6	10%	8	5
Illinois	8	8	5	9	8	5
Texas	8	9	1	9	9	1
Ohio	8	10	3	8	11	6
Florida	7	6	8	7	7	35
New York	7	6	12	7	6	—
Michigan	5	5	6	5	5	3
Georgia	4	4	16	4	4	21
Indiana	3	4	2	3	3	1
Tennessee	3	3	10	3	3	1
North Carolina	3	3	1	3	3	2
South Carolina	3	2	—	2	2	1
Other	31	32	30	30	31	19
Total	100%	100	100	100	100	100

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

79 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Bancorp assesses all real estate and non-real estate collateral securing a loan and considers all cross-collateralized loans in the calculation of the LTV ratio. The following tables provide detail on the most recent LTV ratios for commercial mortgage loans greater than $1 million, excluding commercial mortgage loans that are individually evaluated for an ACL and loans which do not have real estate as the primary collateral. The Bancorp does not typically aggregate the LTV ratios for commercial mortgage loans less than $1 million.

TABLE 31: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2024 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$53	137	3,753
Commercial mortgage nonowner-occupied loans	—	288	5,615
Total	$53	425	9,368

TABLE 32: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2023 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$53	258	3,257
Commercial mortgage nonowner-occupied loans	1	29	5,121
Total	$54	287	8,378

The Bancorp views nonowner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans, disaggregated by property location (excluding loans held for sale):

TABLE 33: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2024 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual
By State:
Florida	$1,543	2,526	—	—
Illinois	1,123	1,275	—	2
California	1,080	1,714	—	—
Texas	905	1,714	—	2
Ohio	835	1,231	—	1
Michigan	775	926	—	—
South Carolina	699	763	—	—
North Carolina	572	782	—	—
New York	468	524	—	—
Georgia	429	842	—	—
All other states	2,801	3,929	—	—
Total	$11,230	16,226	—	5
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

80 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 34: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2023 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual
By State:
Florida	$1,449	2,755	—	—
Illinois	912	1,037	—	2
California	1,354	2,111	—	—
Texas	637	1,304	—	—
Ohio	862	1,085	—	—
Michigan	729	1,038	—	—
South Carolina	460	572	—	—
North Carolina	397	575	—	1
New York	339	380	—	—
Georgia	331	627	—	—
All other states	3,262	4,732	—	—
Total	$10,732	16,216	—	3
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Net charge-offs on nonowner-occupied commercial real estate loans were immaterial for the year ended December 31, 2024 and net recoveries were $3 million for the year ended December 31, 2023.

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

The Bancorp does not originate residential mortgage loans that permit customers to make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $458 million of ARM loans will have rate resets during the next twelve months. Underlying characteristics of these borrowers are strong with a weighted-average origination debt-to-income ratio of 34% and weighted-average origination LTV of 72%. Approximately 43% of these loans are expected to experience an increase in rate upon reset. For those borrowers, rates are expected to increase by an average of approximately 1.9%, resulting in an average increase in monthly payment amount of approximately 26%.

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

81 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination:

TABLE 35: Residential Mortgage Portfolio Loans by LTV at Origination
	2024		2023
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 80%	$11,836	63.5%	$11,718	62.7%
LTV > 80%, with mortgage insurance(a)	3,165	95.5	2,996	95.1
LTV > 80%, no mortgage insurance	2,542	90.9	2,312	91.1
Total	$17,543	73.5%	$17,026	72.4%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 36: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2024 ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Ohio	$518	1	7
Illinois	518	—	5
Florida	457	—	2
North Carolina	202	—	—
Michigan	167	—	2
Indiana	165	—	2
Kentucky	130	—	1
All other states	385	—	5
Total	$2,542	1	24

TABLE 37: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2023 ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Ohio	$512	—	8
Illinois	462	1	4
Florida	407	—	1
North Carolina	163	—	1
Michigan	167	—	1
Indiana	166	—	2
Kentucky	123	—	1
All other states	312	—	5
Total	$2,312	1	23

Net charge-offs on residential mortgage loans with an LTV greater than 80% at origination and no mortgage insurance were immaterial for the year ended December 31, 2024 and there were net recoveries of $1 million for the year ended December 31, 2023.

Home equity portfolio
The Bancorp’s home equity portfolio of $4.2 billion is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 21% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately $594 million of the balances mature before December 31, 2028.

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 39, Table 40 and Table 41. Of the total $4.2 billion of outstanding home equity loans:
•74% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Illinois, Indiana and Kentucky as of December 31, 2024;
82 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•74% of non-delinquent borrowers made at least one payment greater than the minimum payment during the year ended December 31, 2024; and
•The portfolio had a weighted-average refreshed FICO score of 748 at December 31, 2024.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score:

TABLE 38: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	2024		2023
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$111	3%	$109	2%
FICO 660-719	160	4	187	5
FICO ≥ 720	1,013	24	1,052	27
Total senior liens	$1,284	31%	$1,348	34%
Junior Liens:
FICO ≤ 659	242	6	218	6
FICO 660-719	521	12	460	12
FICO ≥ 720	2,141	51	1,890	48
Total junior liens	$2,904	69%	$2,568	66%
Total	$4,188	100%	$3,916	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% LTV (including senior liens, if applicable) present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 39: Home Equity Portfolio Loans Outstanding by LTV at Origination
	2024		2023
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
Senior Liens:
LTV ≤ 80%	$1,147	49.8%	$1,194	50.8%
LTV > 80%	137	89.1	154	88.9
Total senior liens	$1,284	54.2%	$1,348	55.4%
Junior Liens:
LTV ≤ 80%	2,085	64.3	1,768	64.9
LTV > 80%	819	88.2	800	88.7
Total junior liens	$2,904	71.3%	$2,568	72.7%
Total	$4,188	66.0%	$3,916	66.7%

83 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide an analysis of home equity portfolio loans outstanding by state with an LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 40: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2024 ($ in millions)	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual
By State:
Ohio	$283	761	—	7
Illinois	140	337	—	5
Michigan	131	358	—	3
Indiana	103	251	—	3
Florida	96	214	—	2
Kentucky	77	196	—	2
All other states	126	310	—	3
Total	$956	2,427	—	25

TABLE 41: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2023 ($ in millions)	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual
By State:
Ohio	$290	808	—	6
Illinois	145	346	1	4
Michigan	140	394	—	2
Indiana	96	252	—	2
Florida	86	206	—	2
Kentucky	81	211	—	1
All other states	116	304	—	3
Total	$954	2,521	1	20

Net recoveries on home equity loans with an LTV greater than 80% at origination were $2 million and $1 million for the years ended December 31, 2024 and 2023, respectively.

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $13.3 billion of automobile loans and $3.0 billion of indirect recreational vehicle, marine, motorcycle and powersport loans as of December 31, 2024. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination:

TABLE 42: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	2024		2023
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$177	1%	$189	1%
FICO 660-719	3,040	19	3,075	21
FICO ≥ 720	13,096	80	11,701	78
Total	$16,313	100%	$14,965	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

84 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination:

TABLE 43: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	2024		2023
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 100%	$11,822	79.8%	$10,976	79.6%
LTV > 100%	4,491	110.1	3,989	110.2
Total	$16,313	88.1%	$14,965	87.7%

At December 31, 2024 and 2023, $24 million and $18 million, respectively, of the Bancorp’s nonaccrual indirect secured consumer portfolio loans had an LTV greater than 100% at origination. Net charge-offs on indirect secured consumer loans with an LTV greater than 100% at origination were $40 million for both the years ended December 31, 2024 and 2023.

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both December 31, 2024 and 2023. At December 31, 2024 and 2023, 72% and 71%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Given the variable nature of the credit card portfolio, interest rate increases impact this product and it is regularly monitored to ensure the portfolio remains within the Bancorp’s risk tolerance. Recent rate cuts and potential future decreases in interest rates may lessen these risks moving forward.

The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination:

TABLE 44: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	2024		2023
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$78	5%	$75	4%
FICO 660-719	470	27	503	27
FICO ≥ 720	1,186	68	1,287	69
Total	$1,734	100%	$1,865	100%

Solar energy installation loans portfolio
The Bancorp originates point-of-sale solar energy installation loans through a network of approved installers. The Bancorp considers several factors when monitoring its solar energy installation loan portfolio, including concentrations by installer, concentrations by state and FICO distributions at origination. At both December 31, 2024 and 2023, loans originated through the Bancorp’s three largest approved installers represented approximately 23% of total balances outstanding in the solar energy installation loan portfolio.

The following table provides an analysis of solar energy installation portfolio loans outstanding by state:

TABLE 45: Solar Energy Installation Loans Outstanding by State
	2024		2023
As of December 31 ($ in millions)	Outstanding	Nonaccrual	Outstanding	Nonaccrual
By State:
Florida	$675	16	680	16
California	562	8	565	5
Texas	501	7	457	8
Arizona	366	4	326	4
Virginia	229	1	190	1
Nevada	165	1	130	—
Oregon	165	—	109	—
Colorado	158	1	137	1
New York	118	—	90	—
Connecticut	103	3	87	3
All other states	1,160	23	957	22
Total	$4,202	64	3,728	60

85 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of solar energy installation portfolio loans outstanding disaggregated based upon FICO score at origination:

TABLE 46: Solar Energy Installation Loans Outstanding by FICO Score at Origination
	2024		2023
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$5	—%	$6	—%
FICO 660-719	621	15	557	15
FICO ≥ 720	3,576	85	3,165	85
Total	$4,202	100%	$3,728	100%

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

The following table provides an analysis of other consumer portfolio loans outstanding by product type:

TABLE 47: Other Consumer Portfolio Loans Outstanding by Product Type
	2024		2023
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Other secured	$912	36%	$892	30%
Point-of-sale home improvement	623	25	809	27
Third-party point-of-sale	546	22	825	28
Unsecured	437	17	462	15
Total	$2,518	100%	$2,988	100%

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

Nonperforming assets were $860 million at December 31, 2024 compared to $689 million at December 31, 2023. At December 31, 2024, $7 million of nonaccrual loans were held for sale, compared to $1 million at December 31, 2023.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.71% and 0.59% at December 31, 2024 and 2023, respectively. Nonaccrual loans and leases secured by real estate were 35% of nonaccrual loans and leases as of December 31, 2024 compared to 32% as of December 31, 2023.

Portfolio commercial nonaccrual loans and leases were $456 million at December 31, 2024, an increase of $130 million from December 31, 2023. Portfolio residential mortgage and consumer nonaccrual loans were $367 million at December 31, 2024, an increase of $44 million from December 31, 2023. Refer to Table 49 for a rollforward of portfolio nonaccrual loans and leases.

OREO and other repossessed property was $30 million and $39 million at December 31, 2024 and 2023, respectively. The Bancorp recognized losses of $2 million and $8 million on the transfer, sale or write-down of OREO properties during the years ended December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, approximately $64 million and $54 million, respectively, of interest income would have been recognized if the nonaccrual portfolio loans and leases had been current in accordance with their contractual terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 48: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of December 31 ($ in millions)	2024	2023
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$374	304
Commercial mortgage loans	79	20
Commercial construction loans	1	1
Commercial leases	2	1
Residential mortgage loans	137	124
Home equity	70	57
Indirect secured consumer loans	55	36
Credit card	32	34
Solar energy installation loans	64	60
Other consumer loans	9	12
Total nonaccrual portfolio loans and leases(a)	823	649
OREO and other repossessed property(c)	30	39
Total nonperforming portfolio assets	853	688
Nonaccrual loans held for sale	7	1
Total nonperforming assets	$860	689
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$5	8
Commercial leases	1	—
Residential mortgage loans(b)	6	7
Credit card	20	21
Total portfolio loans and leases 90 days past due and still accruing	$32	36
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.71%	0.59
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.69	0.55
ACL as a percent of nonperforming portfolio loans and leases	302	383
ACL as a percent of nonperforming portfolio assets	291	362
(a)Includes $18 and $19 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of December 31, 2024 and 2023, respectively.
(b)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $163 and $141 as of December 31, 2024 and 2023, respectively. The Bancorp recognized losses of $1 and $2 for the years ended December 31, 2024 and 2023, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)Includes $12 and $20 of branch-related real estate no longer intended to be used for banking purposes as of December 31, 2024 and 2023, respectively.
87 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 49: Rollforward of Portfolio Nonaccrual Loans and Leases
For the year ended December 31, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$326	124	199	649
Transfers to nonaccrual status	591	68	342	1,001
Transfers to accrual status	(2)	(24)	(51)	(77)
Transfers to held for sale	(13)	—	—	(13)
Loan paydowns/payoffs	(180)	(29)	(67)	(276)
Transfers to OREO	—	(6)	(17)	(23)
Charge-offs	(267)	—	(178)	(445)
Draws/other extensions of credit	1	4	2	7
Balance, end of period	$456	137	230	823

TABLE 50: Rollforward of Portfolio Nonaccrual Loans and Leases
For the year ended December 31, 2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$263	124	128	515
Transfers to nonaccrual status	452	68	401	921
Transfers to accrual status	(59)	(29)	(85)	(173)
Transfers to held for sale	(10)	—	—	(10)
Loan paydowns/payoffs	(158)	(34)	(65)	(257)
Transfers to OREO	—	(9)	(12)	(21)
Charge-offs	(170)	—	(169)	(339)
Draws/other extensions of credit	8	4	1	13
Balance, end of period	$326	124	199	649

Analysis of Net Loan Charge-offs
Net charge-offs were 45 bps and 32 bps of average portfolio loans and leases for the years ended December 31, 2024 and 2023, respectively. Table 51 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 34 bps during the year ended December 31, 2024, compared to 20 bps during 2023, primarily due to an increase in net charge-offs on commercial and industrial loans of $87 million.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans increased to 64 bps during the year ended December 31, 2024, compared to 52 bps during 2023, primarily due to increases in net charge-offs on solar energy installation loans and indirect secured consumer loans of $30 million and $18 million, respectively.

88 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 51: Summary of Credit Loss Experience
For the years ended December 31 ($ in millions)	2024	2023	2022
Losses charged-off:
Commercial and industrial loans	$(264)	(168)	(121)
Commercial mortgage loans	(1)	(1)	—
Commercial construction loans	—	(1)	(3)
Commercial leases	(2)	—	(7)
Residential mortgage loans	(2)	(4)	(3)
Home equity	(6)	(8)	(9)
Indirect secured consumer loans	(139)	(110)	(68)
Credit card	(87)	(82)	(68)
Solar energy installation loans	(63)	(27)	(2)
Other consumer loans(a)	(122)	(121)	(81)
Total losses charged-off	$(686)	(522)	(362)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$22	13	25
Commercial mortgage loans	1	3	1
Commercial construction loans	—	—	1
Commercial leases	—	1	3
Residential mortgage loans	4	4	5
Home equity	7	7	11
Indirect secured consumer loans	49	38	32
Credit card	19	18	16
Solar energy installation loans	7	1	1
Other consumer loans(a)	45	49	40
Total recoveries of losses previously charged-off	$154	134	135
Net losses charged-off:
Commercial and industrial loans	$(242)	(155)	(96)
Commercial mortgage loans	—	2	1
Commercial construction loans	—	(1)	(2)
Commercial leases	(2)	1	(4)
Residential mortgage loans	2	—	2
Home equity	1	(1)	2
Indirect secured consumer loans	(90)	(72)	(36)
Credit card	(68)	(64)	(52)
Solar energy installation loans	(56)	(26)	(1)
Other consumer loans	(77)	(72)	(41)
Total net losses charged-off	$(532)	(388)	(227)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.46%	0.27	0.17
Commercial mortgage loans	—	(0.02)	(0.01)
Commercial construction loans	—	0.02	0.04
Commercial leases	0.07	(0.04)	0.13
Total commercial loans and leases	0.34%	0.20	0.13
Residential mortgage loans	(0.01)	—	(0.01)
Home equity	(0.01)	0.03	(0.05)
Indirect secured consumer loans	0.57	0.45	0.21
Credit card	3.98	3.55	2.98
Solar energy installation loans	1.41	0.89	0.25
Other consumer loans	2.79	2.32	1.33
Total consumer loans	0.64%	0.52	0.29
Total net losses charged-off as a percent of average portfolio loans and leases	0.45%	0.32	0.19
(a)For the years ended December 31, 2024, 2023 and 2022, the Bancorp recorded $28, $35 and $32, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.
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

The Bancorp also considers qualitative factors in determining the ALLL in order to capture characteristics in the portfolio that impact expected credit losses but are not fully captured within the Bancorp’s expected credit loss models. These may include adjustments for changes in policies or procedures in underwriting, monitoring or collections, lending and risk management personnel and results of internal audit and quality control reviews. These may also include adjustments, when deemed necessary, for specific idiosyncratic risks such as geopolitical events, natural disasters and their effects on regional borrowers, changes in product structures or changes in economic conditions that are not reflected in the quantitative credit loss models. Qualitative factor adjustments may also be used to address the impacts of unforeseen events on key inputs and assumptions within the Bancorp’s expected credit loss models, such as the reasonable and supportable forecast period, changes to historical loss information or changes to the reversion period or methodology. Given the diverse circumstances that necessitate the consideration of qualitative factors, the specific factors which are determined to be relevant and their relative significance to the ALLL vary from period to period.

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

At both December 31, 2024 and 2023, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger near-term growth outlook while the less favorable outlook (Downside) depicted a moderate recession.

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

December 31, 2024 ACL
The ACL as of December 31, 2024 decreased $2 million from December 31, 2023, as the favorable impacts of improvements in the risk profile of the loan and lease portfolio and changes in consumer loan portfolio mix were partially offset by the impacts of higher period-end loan and lease balances and increases in specific reserves. As of December 31, 2024, the Bancorp’s macroeconomic scenarios included estimates of the expected impacts of the changes in economic conditions caused by expected interest rate cuts and geopolitical risks. At December 31, 2024, the Bancorp assigned an 80% probability weighting to the Baseline scenario and 10% to each of the Upside and Downside scenarios.
90 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the fourth quarter of 2024, economic growth remained resilient despite restrictive monetary policy. The FOMC continues to seek a soft landing for the economy while balancing the risks of cutting rates too soon with the risks of maintaining a restrictive policy for too long. Seeing positive momentum in inflation trending toward its long-term target of 2%, the FOMC cut the federal funds rate by 25 bps in both November and December 2024.

The Baseline scenario used in the December 31, 2024 ACL assumed that the normalization of inflation rates will take longer than previously expected when considering recent trends and additional inflationary pressures that may arise from changes in U.S. fiscal, tariff and immigration policies. This scenario assumed a rise in inflation mid-2025, increasing to 2.7% by the end of 2026 and not approaching the 2% target before early 2027. In response to fiscal tightening and high interest rates, this scenario also assumed that real GDP growth would be below trend in the near term but that the unemployment rate will remain steady. The Baseline scenario assumed an average annual real GDP growth rate of 2.2% for 2025, followed by 1.6% in 2026 and 1.8% in 2027. The Baseline scenario also assumed an average unemployment rate of 4.1% for 2025, 2026 and 2027. While the Treasury rate environment is relatively stable with the 10-year yield remaining in a range between 4.24% and 4.33%, credit spreads are projected to expand from 1.5% at the start of the scenario to a peak of 2.60% in early 2027. Lastly, the Baseline scenario assumed additional cuts to the target federal funds rate beyond 2024, with an average federal funds rate of 4.1% in 2025 that decreases to an average of 3.4% and 3.0% in 2026 and 2027, respectively.

The Upside scenario assumed that, on an average annual basis, the change in real GDP is 3.2% in 2025, 2.4% in 2026 and 2.0% in 2027. The Upside scenario also assumed an average unemployment rate of 3.3% in both 2025 and 2026 and 3.5% in 2027. 10-year Treasury yields are fairly stable reaching a peak of 4.43% at the end of 2025, while credit spreads are consistent with the baseline scenario peaking at 2.57% in 2027. In the Upside scenario, the forecast for federal funds rate cuts was generally consistent with the Baseline scenario.

The Downside scenario included significant worsening of economic conditions, causing the U.S. economy to fall into a recession in the first quarter of 2025. The Downside scenario assumed that real GDP declines from the fourth quarter of 2024 through the third quarter of 2025, with a cumulative decline of 2.6%, modestly recovering to an average annualized GDP growth rate of 0.4% for the full year of 2026 and 2.7% for the full year of 2027. The Downside scenario assumed an average unemployment rate of 7.3% in 2025, increasing to an average of 8.0% in 2026 and decreasing to an average of 6.6% in 2027. The 10-year treasury yield increases to 4.51% in mid-2025, then drops to 3.07% by the end of the third quarter of 2025. Credit spreads also expand in this scenario reaching a peak of 3.89% in the third quarter of 2025. In the Downside scenario, the forecast for the federal funds rate included steeper rate cuts than the Baseline scenario, with average target rates of 4.1% in 2025, followed by 1.7% and 1.1% in 2026 and 2027, respectively.

The Bancorp’s qualitative adjustments resulted in a net increase to the ACL as of December 31, 2024, primarily driven by a qualitative increase in the ACL for the commercial portfolio segment. These qualitative adjustments primarily reflect the Bancorp’s expectations that additional credit losses may be present in its portfolio loans and leases beyond what is predictable through the use of quantitative models. The qualitative increase for the commercial portfolio segment was primarily driven by additional allowances for certain nonowner-occupied commercial loans secured by real estate, particularly loans secured by office buildings, based on current challenges in the commercial real estate market that are not fully reflected in the Bancorp’s quantitative models. These challenges include, but are not limited to, an imbalance between supply and demand in the market for commercial real estate properties and pressures on borrowers and property valuations resulting from elevated interest rates. Specific to office properties, the Bancorp has also observed industry data indicating that the office sector of the commercial real estate market continues to lag behind others in terms of property values, driven in part by lessened demand as a result of the increased prevalence of remote work across many professions since the onset of the COVID-19 pandemic.

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

91 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a rollforward of the Bancorp’s ACL:

TABLE 52: Changes in Allowance for Credit Losses
For the years ended December 31 ($ in millions)	2024	2023	2022
ALLL:
Balance, beginning of period	$2,322	2,194	1,892
Losses charged-off(a)	(686)	(522)	(362)
Recoveries of losses previously charged-off(a)	154	134	135
Provision for loan and lease losses	562	565	529
Impact of adoption of ASU 2022-02	—	(49)	—
Balance, end of period	$2,352	2,322	2,194
Reserve for unfunded commitments:
Balance, beginning of period	$166	216	182
(Benefit from) provision for the reserve for unfunded commitments	(32)	(50)	34
Balance, end of period	$134	166	216
(a)For the years ended December 31, 2024, 2023 and 2022, the Bancorp recorded $28, $35 and $32, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

92 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 53: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of December 31 ($ in millions)	2024	2023
Attributed ALLL:
Commercial and industrial loans	$728	767
Commercial mortgage loans	351	284
Commercial construction loans	59	66
Commercial leases	16	13
Residential mortgage loans	146	145
Home equity	106	102
Indirect secured consumer loans	311	271
Credit card	165	227
Solar energy installation loans	351	292
Other consumer loans	119	155
Total ALLL	$2,352	2,322
Portfolio loans and leases:
Commercial and industrial loans	$52,271	53,270
Commercial mortgage loans	12,246	11,276
Commercial construction loans	5,588	5,621
Commercial leases	3,188	2,579
Residential mortgage loans(a)	17,543	17,026
Home equity	4,188	3,916
Indirect secured consumer loans	16,313	14,965
Credit card	1,734	1,865
Solar energy installation loans	4,202	3,728
Other consumer loans	2,518	2,988
Total portfolio loans and leases	$119,791	117,234
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.39%	1.44
Commercial mortgage loans	2.87	2.52
Commercial construction loans	1.06	1.17
Commercial leases	0.50	0.50
Residential mortgage loans	0.83	0.85
Home equity	2.53	2.60
Indirect secured consumer loans	1.91	1.81
Credit card	9.52	12.17
Solar energy installation loans	8.35	7.83
Other consumer loans	4.73	5.19
Total ALLL as a percent of portfolio loans and leases	1.96%	1.98
Total ACL as a percent of portfolio loans and leases	2.08	2.12
(a) Includes $108 and $116 of residential mortgage loans measured at fair value at December 31, 2024 and 2023, respectively.

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

Management continually reviews the Bancorp’s on- and off-balance sheet composition, earnings flows, and hedging strategies and models interest rate risk and price risk exposures, and possible actions to manage these risks, given numerous possible future interest rate and market factor scenarios. A series of key risk indicators and early warning indicators are employed to ensure that risks are managed within the Bancorp’s risk tolerance for interest rate risk and price risk.

The Commercial Banking and Wealth and Asset Management lines of business manage price risk for capital markets sales and trading activities related to their respective businesses. The Consumer and Small Business Banking line of business manages price risk for the origination and sale of conforming residential mortgage loans to government agencies and government-sponsored enterprises. The Bancorp’s Treasury department manages interest rate risk and price risk for all other activities. Independent oversight is provided by ERM and Board-approved key risk indicators are used to ensure risks are managed within the Bancorp’s risk tolerance.

The Bancorp’s Market Risk Management Committee, which includes senior management representatives and reports to the Corporate Credit Committee (accountable to the ERMC), provides oversight and monitors price risk for the capital markets sales and trading activities. The Bancorp’s ALCO, which includes senior management representatives and is accountable to the ERMC, provides oversight and monitors interest rate and price risks, including those for Mortgage and Treasury activities.

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

As of December 31, 2024, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel and non-parallel increases and decreases in interest rates. Risk appetite thresholds are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over 12-month and 24-month horizons. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve, and employs key risk indicators and early warning indicators to monitor and manage exposures under these types of scenarios. Additionally, the Bancorp routinely evaluates its exposures to changes in the basis between interest rates.

In order to recognize the risk of noninterest-bearing demand deposit balance migration or attrition in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes additional attrition of approximately $470 million of demand deposit balances over a period of 24 months for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $470 million of incremental growth in noninterest-bearing deposit balances over 24 months for each 100 bps decrease in short-term market interest rates. The incremental balance attrition and growth are modeled to flow into and out of funding products that reprice in conjunction with short-term market rate changes.
94 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp’s interest-bearing deposit rates will change for a given change in short-term market rates. The Bancorp utilizes dynamic deposit beta models to adjust assumed repricing sensitivity depending on market rate levels. The dynamic beta models were developed utilizing the Bancorp’s performance during prior interest rate cycles. Since the beginning of the recent tightening cycle in early 2022 and through December 31, 2024, the Bancorp’s actual cumulative interest-bearing deposit beta was approximately 55%-60%. Using the dynamic beta models, the Bancorp’s NII sensitivity modeling assumes weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of approximately 75%-80% for both a 100 bps and 200 bps increase in rates. In the event of continued rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped parallel scenarios of approximately 65%-70% for both a 100 bps and 200 bps decrease in rates. In falling rate scenarios, deposit rate floors are utilized to ensure modeled deposit rates will not become negative. NII simulation modeling assumes no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles. Future actual performance will be dependent on market conditions, the level of competition for deposits and the magnitude of continued interest rate increases. The Bancorp provides sensitivity analysis in Tables 55 and 56 for key assumptions related to its deposit modeling, including beta and demand deposit balance performance.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and policy limits as of December 31:

TABLE 54: Estimated NII Sensitivity Profile and Policy Limits
	2024				2023
	% Change in NII (FTE)		Policy Limit		% Change in NII (FTE)		Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(3.57)%	(4.00)	(6.00)	(7.00)	(2.55)%	(4.89)	(5.00)	(6.00)
+100 Ramp over 12 months	(1.75)	(1.84)	N/A	N/A	(1.26)	(2.30)	N/A	N/A
-100 Ramp over 12 months	0.94	0.24	N/A	N/A	0.28	0.32	N/A	N/A
-200 Ramp over 12 months	1.57	(0.27)	(6.00)	(7.00)	0.17	(0.19)	(5.00)	(6.00)

Table 54 presents the change in estimated net interest income for 12 month and 13-24 month horizons for alternative interest rate scenarios relative to the net interest income projection for a static rate scenario for those same time horizons. As previously mentioned, these numbers do not represent a forecast, but are instead risk measures that are monitored to evaluate the consolidated interest rate risk position of the Bancorp. At December 31, 2024, the Bancorp’s NII sensitivity in the rising-rate scenarios is negative in years one and two as interest expense is expected to increase more than interest income due to deposit repricing and balance migration estimates given the high interest rate environment. The Bancorp’s NII simulation projects an increase in NII in years one and two under the parallel 100 bps ramp decrease in interest rates and in year one in the 200 bps ramp decrease in interest rates, driven by an expectation that deposits would reprice faster than earning assets. However, in year two, some deposits have reached their floors but assets continue to reprice to lower rates, generating less NII. The changes in the estimated NII sensitivity profile compared to December 31, 2023 were primarily attributable to increases in fixed-rate loans and interest-bearing core deposits combined with reduced wholesale funding.

Tables 55 and 56 provide the sensitivity of the Bancorp’s estimated NII profile at December 31, 2024 to changes to certain deposit balance and deposit repricing sensitivity (beta) assumptions.

The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of December 31, 2024:

TABLE 55: Estimated NII Sensitivity Profile at December 31, 2024 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(4.46)%	(4.97)	(2.68)	(3.03)
+100 Ramp over 12 months	(2.56)	(2.66)	(0.95)	(1.02)
-100 Ramp over 12 months	0.32	(0.27)	1.57	0.75
-200 Ramp over 12 months	1.03	(0.63)	2.11	0.10

95 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table includes the Bancorp’s estimated NII sensitivity profile with a 10% increase and a 10% decrease to the corresponding deposit beta assumptions as of December 31, 2024:

TABLE 56: Estimated NII Sensitivity Profile at December 31, 2024 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 10% Higher(a)		Betas 10% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(5.17)%	(6.95)	(2.06)	(1.37)
+100 Ramp over 12 months	(2.55)	(3.30)	(1.00)	(0.54)
-100 Ramp over 12 months	1.67	1.52	0.26	(0.90)
-200 Ramp over 12 months	2.98	2.07	0.23	(2.31)
(a)Applies a +/- 10% multiple on assumed betas.

Economic Value of Equity Sensitivity
The Bancorp also uses EVE as a measurement tool to govern and manage its interest rate risk exposure. The exposure is governed by a risk framework that uses risk appetite thresholds for scenarios assuming an instantaneous 200 bps increase and a 200 bps decrease in interest rates. The Bancorp routinely analyzes exposures to other interest rate scenarios and employs key risk indicators to monitor and manage exposures. Whereas the NII sensitivity analysis highlights the impact on forecasted NII on an FTE basis (non-GAAP) over one- and two-year time horizons, EVE is a point-in-time analysis of the economic sensitivity of current balance sheet and off-balance sheet positions that incorporates all cash flows over their estimated remaining lives. The EVE of the balance sheet is defined as the discounted present value of all asset and net derivative cash flows less the discounted value of all liability cash flows. Due to this longer horizon, the sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate any assumptions related to continued production or renewal activities used in the NII sensitivity analysis. As with the NII simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of indeterminate-lived deposits.

The following table shows the Bancorp’s estimated EVE sensitivity profile as of December 31:

TABLE 57: Estimated EVE Sensitivity Profile
	2024		2023
Change in Interest Rates (bps)	% Change in EVE	Policy Limit	% Change in EVE	Policy Limit
+200 Shock	(6.57)%	(12.00)	(3.68)	(12.00)
+100 Shock	(3.04)	N/A	(1.49)	N/A
-100 Shock	1.79	N/A	0.65	N/A
-200 Shock	2.48	(12.00)	(1.67)	(12.00)
The EVE sensitivity is negative in both a +200 bps and +100 bps rising-rate scenario and positive in both a -200 bps and -100 bps falling-rate scenario at December 31, 2024. The changes in the estimated EVE sensitivity profile from December 31, 2023 were primarily related to changes in forward interest rate expectations, mix-shift of deposit composition into higher beta products, an increase in fixed-rate loans and reduced wholesale funding, which was partially offset by shortening of the investment portfolio duration.

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

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 58: Summary of Qualifying Hedging Instruments
			Weighted-Average
As of December 31, 2024 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$11,000	(2)	5.7	3.05%	SOFR
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	1,000	1	7.0	3.20	SOFR
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	3	7.1	3.50	SOFR
Interest rate swaps related to long-term debt – fair value – receive-fixed	4,955	(11)	4.7	5.04	SOFR
Total interest rate swaps	$20,955	(9)
(a)Forward starting swaps will become effective in January and February 2025.

TABLE 59: Summary of Qualifying Hedging Instruments
As of December 31, 2023 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(9)	4.4	3.02%	SOFR
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	6,000	5	7.8	3.11	SOFR
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	—	8.1	3.50	SOFR
Interest rate swaps related to long-term debt – fair value – receive-fixed	5,955	(32)	4.9	5.18	SOFR
Total interest rate swaps	$23,955	(36)
Interest rate floors related to C&I loans – cash flow – receive-fixed	$3,000	1	1.0	2.25	SOFR
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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases, excluding interest receivable, disaggregated by scheduled principal repayment, as of December 31, 2024:

TABLE 60: Cash Flows from Portfolio Loans and Leases
($ in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Commercial and industrial loans	$11,581	38,582	2,088	20	52,271
Commercial mortgage loans	3,763	7,147	1,232	104	12,246
Commercial construction loans	2,188	3,219	174	7	5,588
Commercial leases	763	2,090	254	81	3,188
Total commercial loans and leases	18,295	51,038	3,748	212	73,293
Residential mortgage loans	936	2,914	6,479	7,214	17,543
Home equity	279	577	379	2,953	4,188
Indirect secured consumer loans	3,312	9,638	2,900	463	16,313
Credit card	1,734	—	—	—	1,734
Solar energy installation loans	194	550	1,756	1,702	4,202
Other consumer loans	1,026	887	556	49	2,518
Total consumer loans	7,481	14,566	12,070	12,381	46,498
Total portfolio loans and leases	$25,776	65,604	15,818	12,593	119,791

The following table displays a summary of cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of December 31, 2024:

TABLE 61: Cash Flows from Portfolio Loans and Leases Occurring After One Year
	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$4,338	36,352
Commercial mortgage loans	1,956	6,527
Commercial construction loans	123	3,277
Commercial leases	2,425	—
Total commercial loans and leases	8,842	46,156
Residential mortgage loans	12,410	4,197
Home equity	354	3,555
Indirect secured consumer loans	12,994	7
Solar energy installation loans	4,008	—
Other consumer loans	1,252	240
Total consumer loans	31,018	7,999
Total portfolio loans and leases	$39,860	54,155

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.7 billion at both December 31, 2024 and 2023. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for more information on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2024 and 2023 was $861 million and $1.0 billion, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure
98 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and potential future exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

Table 60 of the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A presents information about the timing of cash flows from loan and lease repayments. The Bancorp’s available-for-sale debt and other securities and held-to-maturity securities portfolios had a fair value of $50.5 billion at December 31, 2024. From these portfolios, $8.2 billion in principal and interest payments are expected to be received in the next 12 months and an additional $8.6 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to monetize loans, leases and investment securities through a variety of channels, including repurchase agreements, outright sales, securitizations or pledging to secured borrowing sources. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans, solar energy installation loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans and leases totaling $4.4 billion during the year ended December 31, 2024 compared to $7.1 billion during the year ended December 31, 2023. For further information, refer to Note 13 of the Notes to Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 86% and 85% of its average total assets for the years ended December 31, 2024 and 2023, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2023, the Board of Directors authorized $10.0 billion of debt or other securities for issuance, of which $7.0 billion of debt or other securities were available for issuance as of December 31, 2024. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. The Bancorp issued and sold fixed-rate/floating-rate senior notes of $1.0 billion in January 2024 and $750 million in September 2024, as further discussed in Note 17 of the Notes to Consolidated Financial Statements.
100 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2024, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $20.4 billion was available for issuance. Additionally, at December 31, 2024, the Bank had approximately $67.6 billion of borrowing capacity available through secured borrowing sources, including the FRB and the FHLB. For further information on a subsequent event related to long-term debt, refer to Note 32.

Current Liquidity Position
The Bancorp maintains a strong liquidity profile driven by strong core deposit funding and over $100 billion in current available liquidity. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for more information regarding the Bancorp’s deposit portfolio characteristics. The Bancorp maintains a liquidity profile focused on core deposit and stable long-term funding sources, while supplementing with a variety of secured and unsecured wholesale funding sources across the maturity spectrum, which allows for the effective management of concentration and rollover risk. The Bancorp’s investment portfolio remains highly concentrated in liquid and readily marketable instruments and is a significant source of secured borrowing capacity via several monetization channels. As part of its liquidity management activities, the Bancorp maintains collateral at its secured funding providers to ensure immediate availability of funding. Additionally, the Bancorp executes periodic test trades to assess the operational processes and market depth associated with its secured funding sources.

As of December 31, 2024, the Bancorp (parent company) had sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 33 months.

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

TABLE 62: Agency Ratings
As of February 24, 2025	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association:	Stable	Stable	Stable	Stable

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

External threats remain elevated which may result in increased fraud and cybersecurity risks. The Bancorp’s strategic initiatives also have the potential to increase operational risk as changes to process and technology are implemented. Other factors such as increased reliance on third parties, reliance on data and increased use of cloud-based technologies as well as the use of emerging technologies such as generative models and artificial intelligence may introduce additional operational risk considerations. These risks continue to be carefully managed and monitored to ensure effective controls are in place, with appropriate oversight and governance by the second line of defense.

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

To mitigate such risks, Compliance Risk Management provides independent oversight to foster consistency and sufficiency in the execution of the program and ensures that lines of business and support functions are adequately identifying, assessing and monitoring legal and regulatory compliance risks and adopting proper mitigation strategies. Moreover, such strategies are modified from time to time to respond to new or emerging risks in the environment. Compliance Risk Management and the Legal Division provide guidance to the lines of business and enterprise functions, which are ultimately responsible for managing such risks associated with their areas. The Chief Compliance Officer is responsible for formulating and directing the strategy, development, implementation, communication and maintenance of the Compliance Risk Management program, which implements key compliance processes, including but not limited to, executive- and board-level governance and reporting routines, compliance-related policies, risk assessments, key risk indicators, issues tracking, regulatory change management and regulatory compliance testing and monitoring. In partnership with Compliance Risk Management, the Financial Crimes Division conducts and oversees anti-money laundering and economic sanctions processes. Compliance Risk Management also partners with the Corporate Responsibility Office to oversee the Bancorp’s compliance with the Community Reinvestment Act.

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

The Bancorp is subject to the stress capital buffer requirement and must maintain capital ratios above its buffered minimum (regulatory minimum plus stress capital buffer) in order to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. At December 31, 2024 and 2023, the Bancorp’s stress capital buffer requirement was 3.2% and 2.5%, respectively. The Bancorp’s capital ratios have exceeded the stress capital buffer requirement for all periods presented.

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The Bancorp’s modified CECL transition amount began phasing out on January 1, 2022, and will be fully phased-out by January 1, 2025. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at December 31, 2024 was an increase in capital of approximately $124 million. On a fully phased-in basis, the Bancorp’s CET1 capital ratio would be reduced by 7 bps as of December 31, 2024.

The following table summarizes the Bancorp’s capital ratios as of December 31:

TABLE 63: Capital Ratios
($ in millions)	2024	2023	2022
Average total Bancorp shareholders’ equity as a percent of average assets	9.12%	8.49	9.22
Tangible equity as a percent of tangible assets(a)(b)	9.02	8.65	8.31
Tangible common equity as a percent of tangible assets(a)(b)	8.03	7.67	7.30
Regulatory capital:(c)
CET1 capital	$17,339	16,800	15,670
Tier 1 capital	19,455	18,916	17,786
Total regulatory capital	22,746	22,400	21,606
Risk-weighted assets	164,102	163,223	168,909
Regulatory capital ratios:(c)
CET1 capital	10.57%	10.29	9.28
Tier 1 risk-based capital	11.86	11.59	10.53
Total risk-based capital	13.86	13.72	12.79
Leverage	9.22	8.73	8.56
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.
(c)Regulatory capital ratios as of December 31, 2024, 2023 and 2022 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

Capital Planning
The Bancorp maintains a comprehensive process for managing capital that considers the current and forward-looking macroeconomic and regulatory environments and makes capital distributions that are consistent with FRB requirements and the Bancorp’s stress capital buffer requirement. Under the Enhanced Prudential Standards tailoring rules, the Bancorp is subject to Category IV standards, under which the Bancorp is required to develop and maintain a capital plan approved by the Board of Directors on an annual basis. The Bancorp is also subject to the FRB’s supervisory stress tests every two years. The Bancorp was subject to the 2024 supervisory stress test conducted by the FRB and submitted its Board-approved capital plan and information contained in Schedule C - Regulatory Capital Instruments, as required, by the April 5, 2024 deadline.

Dividend Policy and Stock Repurchase Program
The Bancorp’s Capital Management and Dividend Policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $1.44, $1.36 and $1.26 during the years ended December 31, 2024, 2023 and 2022, respectively.

104 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In June of 2019, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions and to utilize any derivative or similar instrument to effect share repurchase transactions. Under this authorization, the Bancorp entered into and settled a number of accelerated share repurchase transactions during the years ended December 31, 2024 and 2023. Refer to Note 24 and Note 32 of the Notes to Consolidated Financial Statements for additional information on the accelerated share repurchase activity.

The following table summarizes shares authorized for repurchase as part of publicly announced plans or programs:

TABLE 64: Share Repurchases
For the years ended December 31	2024	2023
Shares authorized for repurchase at January 1	32,115,811	37,705,807
Additional authorizations	—	—
Share repurchases(a)	(15,043,170)	(5,589,996)
Shares authorized for repurchase at December 31	17,072,641	32,115,811
Average price paid per share(a)	$41.87	35.78
(a)Excludes 1,866,182 and 1,649,542 shares repurchased during the years ended December 31, 2024 and 2023, respectively, in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

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
105 Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Fifth Third Bancorp:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bancorp as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Bancorp’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2025 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

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

106 Fifth Third Bancorp

Overall, the collective evaluation process requires significant management judgment when determining the estimation methodology and inputs into the models, as well as in evaluating the reasonableness of the modeled results and the appropriateness of qualitative adjustments.

At December 31, 2024, the key qualitative factors included adjustments to the expected credit losses on the commercial loan portfolio associated with the current economic environment.

The ALLL for the commercial portfolio segment was $1.2 billion at December 31, 2024, which includes adjustments for the qualitative factors noted above.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 24, 2025

We have served as the Company’s auditor since 1970.
107 Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2024	2023
Assets
Cash and due from banks	$3,014	3,142
Other short-term investments(a)	17,120	22,082
Available-for-sale debt and other securities (amortized cost of $43,878 and $55,789)	39,547	50,419
Held-to-maturity securities (fair value of $10,965 and $2)	11,278	2
Trading debt securities	1,185	899
Equity securities	341	613
Loans and leases held for sale (includes $574 and $334 of residential mortgage loans measured at fair value)	640	378
Portfolio loans and leases(a) (includes $108 and $116 of residential mortgage loans measured at fair value)	119,791	117,234
Allowance for loan and lease losses(a)	(2,352)	(2,322)
Portfolio loans and leases, net	117,439	114,912
Bank premises and equipment (includes $14 and $19 held for sale)	2,475	2,349
Operating lease equipment	319	459
Goodwill	4,918	4,919
Intangible assets	90	125
Servicing rights	1,704	1,737
Other assets(a)	12,857	12,538
Total Assets	$212,927	214,574
Liabilities
Deposits:
Noninterest-bearing deposits	$41,038	43,146
Interest-bearing deposits	126,214	125,766
Total deposits	167,252	168,912
Federal funds purchased	204	193
Other short-term borrowings	4,450	2,861
Accrued taxes, interest and expenses	2,137	2,195
Other liabilities(a)	4,902	4,861
Long-term debt(a)	14,337	16,380
Total Liabilities	$193,282	195,402
Equity
Common stock(b)	$2,051	2,051
Preferred stock(c)	2,116	2,116
Capital surplus	3,804	3,757
Retained earnings	24,150	22,997
Accumulated other comprehensive loss	(4,636)	(4,487)
Treasury stock(b)	(7,840)	(7,262)
Total Equity	$19,645	19,172
Total Liabilities and Equity	$212,927	214,574
(a)Includes $51 and $55 of other short-term investments, $1,000 and $1,573 of portfolio loans and leases, $(19) and $(28) of ALLL, $5 and $10 of other assets, $12 and $14 of other liabilities and $889 and $1,409 of long-term debt from consolidated VIEs that are included in their respective captions above at December 31, 2024 and 2023, respectively. For further information, refer to Note 12.
(b)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at December 31, 2024 – 669,853,830 (excludes 254,038,751 treasury shares), 2023 – 681,124,810 (excludes 242,767,771 treasury shares).
(c)500,000 shares of no par value preferred stock were authorized at both December 31, 2024 and 2023. There were 422,000 unissued shares of undesignated no par value preferred stock at both December 31, 2024 and 2023. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both December 31, 2024 and 2023. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both December 31, 2024 and 2023. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Consolidated Financial Statements.

108 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except share data)	2024	2023	2022
Interest Income
Interest and fees on loans and leases	$7,477	7,334	4,954
Interest on securities	1,839	1,770	1,517
Interest on other short-term investments	1,110	656	116
Total interest income	10,426	9,760	6,587
Interest Expense
Interest on deposits	3,736	2,929	447
Interest on federal funds purchased	11	15	6
Interest on other short-term borrowings	157	247	108
Interest on long-term debt	892	742	417
Total interest expense	4,796	3,933	978
Net Interest Income	5,630	5,827	5,609
Provision for credit losses	530	515	563
Net Interest Income After Provision for Credit Losses	5,100	5,312	5,046
Noninterest Income(a)
Wealth and asset management revenue	647	581	570
Commercial payments revenue	608	564	568
Consumer banking revenue	555	546	542
Capital markets fees	424	422	387
Commercial banking revenue	377	409	419
Mortgage banking net revenue	211	250	215
Other noninterest income	12	91	149
Securities gains (losses), net	15	18	(84)
Total noninterest income	2,849	2,881	2,766
Noninterest Expense(a)
Compensation and benefits	2,763	2,694	2,554
Technology and communications	474	464	416
Net occupancy expense	339	331	307
Equipment expense	153	148	145
Loan and lease expense	132	133	167
Marketing expense	115	126	118
Card and processing expense	84	84	80
Other noninterest expense	973	1,225	932
Total noninterest expense	5,033	5,205	4,719
Income Before Income Taxes	2,916	2,988	3,093
Applicable income tax expense	602	639	647
Net Income	2,314	2,349	2,446
Dividends on preferred stock	159	137	116
Net Income Available to Common Shareholders	$2,155	2,212	2,330
Earnings per share - basic	$3.16	3.23	3.38
Earnings per share - diluted	$3.14	3.22	3.35
Average common shares outstanding - basic	682,160,985	684,172,079	688,633,659
Average common shares outstanding - diluted	687,300,837	687,678,291	694,952,038
(a)During the fourth quarter of 2024, certain noninterest income and noninterest expense line items were reclassified to better align disclosures to business activities. These reclassifications were retrospectively applied to all prior periods presented. Total noninterest income and noninterest expense did not change as a result of these reclassifications. Refer to Note 1 for additional information.

Refer to the Notes to Consolidated Financial Statements.
109 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31 ($ in millions)	2024	2023	2022
Net Income	$2,314	2,349	2,446
Other Comprehensive (Loss) Income, Net of Tax:
Net unrealized losses on available-for-sale debt securities:
Unrealized holding gains (losses) arising during the year	15	494	(5,478)
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	785	—	—
Reclassification adjustment for net losses (gains) included in net income	14	1	(2)
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(785)	—	—
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	101	—	—
Net unrealized losses on cash flow hedge derivatives:
Unrealized holding losses arising during the year	(552)	(131)	(774)
Reclassification adjustment for net losses (gains) included in net income	270	257	(77)
Defined benefit pension plans, net:
Net actuarial (loss) gain arising during the year	(2)	(1)	9
Reclassification of amounts to net periodic benefit costs	3	3	5
Other	2	—	—
Other comprehensive (loss) income, net of tax	(149)	623	(6,317)
Comprehensive Income (Loss)	$2,165	2,972	(3,871)

Refer to the Notes to Consolidated Financial Statements.
110 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
Balance at December 31, 2021	$2,051	2,116	3,624	20,236	1,207	(7,024)	22,210
Net income				2,446			2,446
Other comprehensive loss, net of tax					(6,317)		(6,317)
Cash dividends declared:
Common stock ($1.26 per share)				(877)			(877)
Preferred stock:(a)
Series H ($1,275.00 per share)				(31)			(31)
Series I ($1,656.24 per share)				(30)			(30)
Series J ($1,249.19 per share)				(15)			(15)
Series K ($1,237.50 per share)				(12)			(12)
Series L ($1,125.00 per share)				(16)			(16)
Class B, Series A ($60.00 per share)				(12)			(12)
Shares acquired for treasury						(100)	(100)
Impact of stock transactions under stock compensation plans, net			60			21	81
Balance at December 31, 2022	$2,051	2,116	3,684	21,689	(5,110)	(7,103)	17,327
Impact of cumulative effect of change in accounting principle				37			37
Balance at January 1, 2023	2,051	2,116	3,684	21,726	(5,110)	(7,103)	17,364
Net income				2,349			2,349
Other comprehensive income, net of tax					623		623
Cash dividends declared:
Common stock ($1.36 per share)				(941)			(941)
Preferred stock:(a)
Series H ($1,740.35 per share)				(42)			(42)
Series I ($1,656.24 per share)				(30)			(30)
Series J ($2,131.27 per share)				(25)			(25)
Series K ($1,237.50 per share)				(12)			(12)
Series L ($1,125.00 per share)				(16)			(16)
Class B, Series A ($60.00 per share)				(12)			(12)
Shares acquired for treasury						(201)	(201)
Impact of stock transactions under stock compensation plans, net			73			42	115
Balance at December 31, 2023	$2,051	2,116	3,757	22,997	(4,487)	(7,262)	19,172
Impact of cumulative effect of change in accounting principle(b)				(10)			(10)
Balance at January 1, 2024	2,051	2,116	3,757	22,987	(4,487)	(7,262)	19,162
Net income				2,314			2,314
Other comprehensive loss, net of tax					(149)		(149)
Cash dividends declared:
Common stock ($1.44 per share)				(992)			(992)
Preferred stock:(a)
Series H ($2,144.06 per share)				(51)			(51)
Series I ($2,316.08 per share)				(42)			(42)
Series J ($2,168.54 per share)				(26)			(26)
Series K ($1,237.50 per share)				(12)			(12)
Series L ($1,125.00 per share)				(16)			(16)
Class B, Series A ($60.00 per share)				(12)			(12)
Shares acquired for treasury						(630)	(630)
Impact of stock transactions under stock compensation plans, net			47			52	99
Balance at December 31, 2024	$2,051	2,116	3,804	24,150	(4,636)	(7,840)	19,645
(a)Refer to Note 24 for further information on dividends declared for preferred stock.
(b)Related to the adoption of ASU 2023-02 as of January 1, 2024. Refer to Note 1 for additional information.

Refer to the Notes to Consolidated Financial Statements.

111 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2024	2023	2022
Operating Activities
Net income	$2,314	2,349	2,446
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	530	515	563
Depreciation, amortization and accretion	495	462	436
Stock-based compensation expense	164	169	165
Provision for (benefit from) deferred income taxes	72	(106)	(60)
Securities (gains) losses, net	(20)	(31)	84
MSR fair value adjustment	77	105	(177)
Net gains on sales of loans and fair value adjustments on loans held for sale	(34)	(27)	(126)
Net gains on disposition and impairment of bank premises and equipment and operating lease equipment	(14)	(7)	(1)
Gain on the TRA associated with Worldpay, Inc.	(11)	(22)	(46)
Proceeds from sales of loans held for sale	4,066	4,938	13,123
Loans originated or purchased for sale, net of repayments	(4,301)	(4,242)	(10,239)
Dividends representing return on equity method investments	44	46	50
Net change in:
Equity and trading debt securities	(3)	(128)	70
Other assets	(625)	326	646
Accrued taxes, interest and expenses and other liabilities	70	162	(506)
Net Cash Provided by Operating Activities	2,824	4,509	6,428
Investing Activities
Proceeds from sales:
AFS securities and other investments	782	2,813	4,359
Loans and leases	419	444	155
Bank premises and equipment	24	7	2
MSRs	5	—	—
Proceeds from repayments / maturities of AFS and HTM securities and other investments	5,814	4,235	4,495
Purchases:
AFS securities, equity method investments and other investments	(7,129)	(6,244)	(29,714)
Bank premises and equipment	(414)	(491)	(348)
MSRs	—	(25)	(213)
Proceeds from settlement of BOLI	34	14	49
Proceeds from sales and dividends representing return of equity method investments	11	69	87
Net cash received for divestitures	6	—	66
Net cash paid on acquisitions	—	—	(917)
Net change in:
Other short-term investments	4,962	(13,731)	26,224
Portfolio loans and leases	(3,540)	3,358	(8,992)
Operating lease equipment	65	63	(124)
Net Cash Provided by (Used in) Investing Activities	1,039	(9,488)	(4,871)
Financing Activities
Net change in deposits	(1,660)	5,222	(5,994)
Net change in federal funds purchased and other short-term borrowings	(32)	(81)	(543)
Proceeds from short-term FHLB advances	4,100	6,750	7,550
Repayment of short-term FHLB advances	(2,500)	(8,550)	(3,250)
Proceeds from long-term debt issuances/advances	3,249	4,286	4,026
Repayment of long-term debt	(5,282)	(1,657)	(1,762)
Dividends paid on common and preferred stock	(1,176)	(1,060)	(927)
Repurchases of treasury stock and related forward contract	(625)	(200)	(100)
Other	(65)	(55)	(85)
Net Cash (Used in) Provided by Financing Activities	(3,991)	4,655	(1,085)
(Decrease) Increase in Cash and Due from Banks	(128)	(324)	472
Cash and Due from Banks at Beginning of Period	3,142	3,466	2,994
Cash and Due from Banks at End of Period	$3,014	3,142	3,466
Refer to the Notes to Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash investing and financing activities.
112 Fifth Third Bancorp

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

Certain prior period data has been reclassified to conform to current period presentation. Specifically, certain line items within noninterest income and noninterest expense have been reclassified to better align disclosures to business activities. Within noninterest income, these reclassifications resulted in three new financial statement line items, including commercial payments revenue, consumer banking revenue and capital markets fees. Commercial banking revenue and other noninterest income were also affected by the reclassifications. Within noninterest expense, these reclassifications resulted in the separate disclosure of loan and lease expense, which was previously a component of other noninterest expense. These reclassifications did not impact total noninterest income or total noninterest expense and were applied retrospectively to all prior periods presented.

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

113 Fifth Third Bancorp

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

Debt securities classified as available-for-sale may be transferred to the held-to-maturity classification if the Bancorp determines that it has the positive intent and ability to hold the securities until their maturity. Upon transfer to held-to-maturity, the transferred securities are reported at amortized cost plus or minus the pre-tax amount of the remaining unrealized gains or losses reported in AOCI at the transfer date. The resulting premium or discount is amortized into income over the remaining life of the securities as an adjustment to yield. Any unrealized gains or losses that exist on the date of transfer continue to be reported as a component of AOCI and are amortized into income over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the premium or discount that was recognized at the transfer date. Any allowance for credit losses that was previously recorded when the securities were classified as available-for-sale is reversed into earnings on the date of transfer. After the transfer to held-to-maturity, the securities would be re-assessed for any necessary allowance for credit losses, as previously discussed.

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

Portfolio Loans and Leases
Basis of accounting
Portfolio loans and leases are generally reported at the principal amount outstanding, net of unearned income, deferred direct loan origination fees and costs and any direct principal charge-offs. Direct loan origination fees and costs are deferred and the net amount is amortized over the contractual life or estimated life, if prepayments are estimated, of the related loans as a yield adjustment. Interest income is recognized based on the principal balance outstanding, computed using the effective interest method.

Loans and leases acquired by the Bancorp through a purchase or a business combination are recorded at fair value as of the acquisition date. Purchased loans and finance leases (including both sales-type leases and direct financing leases) are evaluated for evidence of credit deterioration at acquisition and recorded at their initial fair value. For loans and finance leases acquired in a business combination that do not exhibit evidence of more-than-insignificant credit deterioration since origination, the Bancorp does not carry over the acquired company’s ALLL, but upon acquisition will record an ALLL and provision for credit losses reflective of credit losses expected to be incurred over the remaining contractual life of the acquired loans. Premiums and discounts reflected in the initial fair value are amortized over the contractual life of the loan as an adjustment to yield.

For loans and finance leases that exhibit evidence of more-than-insignificant credit quality deterioration since origination, the Bancorp’s estimate of expected credit losses is added to the ALLL upon acquisition and to the initial purchase price of the loans and leases to determine the initial amortized cost basis for the purchased financial assets with credit deterioration. Any resulting difference between the initial amortized cost basis (as adjusted for expected credit losses) and the par value of the loans and leases at the acquisition date represents the non-credit premium or discount, which is amortized over the contractual life of the loan or lease as an adjustment to yield. This method of accounting for loans acquired with deteriorated credit quality does not apply to loans carried at fair value or loans held for sale.

The Bancorp’s lease portfolio consists of sales-type, direct financing and leveraged leases. Leases are classified as sales-type if the Bancorp transfers control of the underlying asset to the lessee. The Bancorp classifies leases that do not meet any of the criteria for a sales-type lease as a direct financing lease if the present value of the sum of the lease payments and any residual value guaranteed by the lessee and/or any other third party equals or exceeds substantially all of the fair value of the underlying asset and the collection of the lease payments and residual value guarantee is probable. Sales-type and direct financing leases are recorded at the aggregate of lease payments plus estimated
114 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
residual value of the leased property, less unearned income. Interest income on sales-type and direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment.

Leveraged leases, entered into before January 1, 2019, are recorded at the aggregate of lease payments (less nonrecourse debt payments) plus estimated residual value of the leased property, less unearned income. Interest income on leveraged leases is recognized over the term of the lease to achieve a constant rate of return on the outstanding investment in the lease, net of the related deferred income tax liability, in the years in which the net investment is positive. Leveraged lease accounting is no longer applied for leases entered into or modified after the Bancorp’s adoption of ASU 2016-02, Leases, on January 1, 2019.

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
•Residential mortgage loans are placed on nonaccrual status when principal and interest payments become past due 150 days or more, unless repayment of the loan is fully or partially guaranteed by a government agency. Residential mortgage loans may stay on nonaccrual status for an extended time as the foreclosure process typically lasts longer than 180 days. The Bancorp maintains a reserve for the portion of accrued interest receivable that it estimates will be uncollectible, at the portfolio level, for residential mortgage loans which are past due 90 days or more and on accrual status. This reserve is recorded as a component of other assets in the Consolidated Balance Sheets, consistent with the classification of the related accrued interest receivable.
•Home equity loans and lines of credit are placed on nonaccrual status if principal or interest becomes past due 90 days or more. Home equity loans and lines of credit that become past due 60 days or more are also placed on nonaccrual status if the senior lien has been past due 120 days or more.
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
•Loan balances remaining after charge-off on consumer loans subject to a bankruptcy proceeding are generally placed on nonaccrual status within 60 days of verification of the bankruptcy unless the borrower demonstrates willingness to repay the loan through a guaranteed repayment plan or reaffirmation of their obligation to the Bancorp. These loans are also placed on nonaccrual status when principal or interest becomes past due 60 days or more.
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

Nonaccrual loans and leases may be returned to accrual status when all delinquent principal and interest payments become current in accordance with the loan agreement and the remaining principal and interest payments are reasonably assured of repayment in accordance with the contractual terms of the loan agreement, or when the loan is both well-secured and in the process of collection. Nonaccrual loans that have been modified for a borrower experiencing financial difficulty may not be returned to accrual status unless such loans have sustained repayment performance of six months or more and are reasonably assured of repayment in accordance with the modified terms. Loans discharged in a Chapter 7 bankruptcy may be returned to accrual status twelve months or more after discharge provided there is a sustained payment history after bankruptcy and collectability is reasonably assured for all remaining contractual payments.

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
115 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ALLL
The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio segment are based on the purpose of the loan or lease and include commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction and commercial leases. The residential mortgage portfolio segment is also considered a class. Classes within the consumer portfolio segment are based on the loan product type and include home equity, indirect secured consumer loans, credit card, solar energy installation loans and other consumer loans. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, refer to Note 6.

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
116 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Bancorp also considers qualitative factors in determining the ALLL in order to capture characteristics in the portfolio that impact expected credit losses but are not fully captured within the Bancorp’s expected credit loss models. These may include adjustments for changes in policies or procedures in underwriting, monitoring or collections, lending and risk management personnel and results of internal audit and quality control reviews. These may also include adjustments, when deemed necessary, for specific idiosyncratic risks such as geopolitical events, natural disasters and their effects on regional borrowers, changes in product structures or changes in economic conditions that are not reflected in the quantitative credit loss models. Qualitative factor adjustments may also be used to address the impacts of unforeseen events on key inputs and assumptions within the Bancorp’s expected credit loss models, such as the reasonable and supportable forecast period, changes to historical loss information or changes to the reversion period or methodology.

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
117 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
118 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Bank Premises and Equipment and Other Long-Lived Assets
Bank premises and equipment, including leasehold improvements, and operating lease equipment are carried at cost less accumulated depreciation and accumulated amortization. Generally, depreciation is calculated using the straight-line method based on estimated useful lives of the assets for book purposes, while accelerated depreciation is used for income tax purposes. Amortization of leasehold improvements is generally computed using the straight-line method over the lives of the related leases or useful lives of the related assets, whichever is shorter. Whenever events or changes in circumstances dictate, the Bancorp tests its long-lived assets for impairment by determining whether the sum of the estimated undiscounted future cash flows attributable to a long-lived asset or asset group is less than the carrying amount of the long-lived asset or asset group through a probability-weighted approach. In the event the carrying amount of the long-lived asset or asset group is not recoverable, an impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Maintenance, repairs and minor improvements are charged to noninterest expense in the Consolidated Statements of Income as incurred. Lease payments received for operating lease equipment are recognized in commercial banking revenue in the Consolidated Statements of Income over the lease term on a straight-line basis unless another systematic and rational basis is more representative of the pattern in which benefit is expected to be derived from use of the underlying equipment.

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

Goodwill
Business combinations entered into by the Bancorp typically include the recognition of goodwill. U.S. GAAP requires goodwill to be tested for impairment at the reporting unit level on an annual basis and more frequently if events or circumstances indicate that there may be impairment. Historically, the Bancorp’s annual goodwill impairment test was performed as of September 30 of each year. However, in 2024, the testing was performed as of September 30 and again as of October 1 to reflect the change in date in which the Bancorp will perform its annual goodwill impairment testing in future periods. The Bancorp does not consider this change to be material, and the change in assessment date did not delay, accelerate, or avoid a potential impairment charge. The new testing date is in close proximity to the previous assessment date and the testing methods and valuation inputs were not significantly affected by the change, resulting in consistent conclusions.

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
119 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. A recognized impairment loss cannot be reversed in future periods even if the fair value of the reporting unit subsequently recovers.

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Bancorp’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Bancorp’s stock price. The determination of the fair value of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. The determination of the fair value of the Bancorp’s reporting units includes both an income-based approach and a market-based approach. The income-based approach utilizes the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. Significant management judgment is necessary in the preparation of each reporting unit’s forecasted cash flows surrounding expectations for earnings projections, growth and credit loss expectations and actual results may differ from forecasted results. Additionally, the Bancorp determines its market capitalization based on the average of the closing price of the Bancorp’s stock during the period beginning September 1 and ending on the measurement date, incorporating an additional control premium, and compares this market-based fair value measurement to the aggregate fair value of the Bancorp’s reporting units in order to corroborate the results of the income approach. Refer to Note 10 for further information regarding the Bancorp’s goodwill.

Tax Credit Investments
The Bancorp invests in projects to create affordable housing and revitalize business and residential areas. These investments are classified as other assets on the Bancorp’s Consolidated Balance Sheets. Investments in projects that qualify for Low-Income Housing Tax Credits, New Markets Tax Credits and Rehabilitation Investment Tax Credits are accounted for using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other benefits received and recognized as a component of applicable income tax expense in the Consolidated Statements of Income. Investments which do not meet the qualification criteria for the proportional amortization method are accounted for using the equity method of accounting with impairment associated with the investments recognized in other noninterest expense in the Consolidated Statements of Income.

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
120 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
121 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
•Commercial payments revenue consists primarily of treasury management fees for commercial clients, monthly service charges on commercial deposit accounts and revenue related to commercial cards associated with commercial client relationships. The Bancorp’s treasury management fees include revenues for traditional treasury management services as well as embedded payments services. Monthly service charges are typically collected from customers directly from the related deposit account at the time the transaction is processed and/or at the end of the customer’s statement cycle (typically monthly). Commercial card revenue includes interchange fees earned when commercial cards are processed through card association networks, revenue derived from the Bancorp’s relationships with card processors and transaction-based fees charged directly to commercial clients. The performance obligations for treasury management fees and service charges on deposits are typically satisfied over time while performance obligations for transaction-based fees are typically satisfied at a point in time when the transactions generating the fees are processed. Revenues are recognized on an accrual basis when or as the services are provided to the customer, net of applicable discounts, waivers, reversals, and costs not controlled by the Bancorp (primarily interchange fees charged by credit card associations and expenses of certain transaction-based rewards programs offered to customers).
122 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Consumer banking revenue consists primarily of interchange fees earned when the Bancorp’s consumer credit and debit cards are processed through card association networks, monthly service charges on consumer deposit accounts and other deposit account-related charges, transaction-based fees (such as late fees, overdraft fees and wire transfer fees) for consumer loans and deposits, and fees related to ancillary services provided to consumers. The Bancorp’s performance obligations for transaction-based fees are typically satisfied at a point in time when the transactions generating the fees are processed while performance obligations for consumer deposit account service charges are typically satisfied over time. Revenues are recognized on an accrual basis when or as the services are provided to the customer, net of applicable discounts, waivers, reversals, and certain costs not controlled by the Bancorp (primarily interchange fees charged by credit card associations and expenses of certain transaction-based rewards programs offered to customers). Revenue related to consumer loans is recognized in accordance with the Bancorp’s policies for portfolio loans and leases.
•Capital markets fees consist primarily of underwriting revenue recognized by the Bancorp’s broker-dealer subsidiary, syndication fees for commercial loans, merger and acquisition advisory fees and income earned related to financial risk management services provided to commercial clients. Underwriting revenue is generally recognized on the trade date, which is when the Bancorp’s performance obligations are satisfied. Syndication fees are recognized in income when the syndication is complete unless a portion of the loan is retained in the transaction, in which case the Bancorp’s policies for portfolio loans and leases would apply. Merger and acquisition advisory fees are recognized in income at a point in time when the transactions generating the fees are completed. Income from financial risk management services is primarily related to customer accommodation derivatives and is recognized in accordance with the Bancorp’s policies for derivative financial instruments.
•Commercial banking revenue consists primarily of service fees and other income related to lending activity to commercial clients and leasing business revenue, which includes operating lease income, lease remarketing fees and lease syndication fees. Revenue related to loans and leases is recognized in accordance with either the Bancorp’s policies for portfolio loans and leases or when the Bancorp’s performance obligations are satisfied.
•Mortgage banking net revenue consists primarily of origination fees and gains on loan sales, mortgage servicing fees and the impact of MSRs. Refer to the Loans and Leases Held for Sale and Loan Sales and Securitizations sections of this footnote for further information.
•Other noninterest income primarily includes BOLI income, private equity income, gains and losses on other assets and other miscellaneous revenues and gains.

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

123 Fifth Third Bancorp

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

Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives and, based on the type of intangible asset, the amortization expense may be recorded in either commercial banking revenue or other noninterest expense in the Consolidated Statements of Income. The Bancorp reviews intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Securities sold under repurchase agreements are accounted for as secured borrowings and included in other short-term borrowings in the Consolidated Balance Sheets at the amounts at which the securities were sold plus accrued interest.

Acquisitions of treasury stock are carried at cost and are subject to a non-deductible excise tax of 1% of the net fair market value of stock repurchased during a given tax year. The amount of taxable repurchases is reduced by the fair market value of stock which is issued within the same tax year, including stock issued as part of stock-based compensation plans. The Bancorp accounts for this excise tax as a cost of acquiring treasury stock and includes the estimated incremental tax liability associated with individual share repurchase transactions as part of the cost basis of the shares repurchased. Reissuance of shares in treasury for acquisitions, exercises of stock-based awards or other corporate purposes is recorded based on the specific identification method.

Advertising costs are generally expensed as incurred.

ACCOUNTING AND REPORTING DEVELOPMENTS
Standards Adopted in 2024
The Bancorp adopted the following new accounting standards effective January 1, 2024:

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

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, which amends the disclosure requirements for reportable segments. The amendments include new requirements to disclose certain significant segment expenses and other items, the title and position of the chief operating decision maker and information about how the reported measures of segment profit or loss are used in assessing segment performance. The amendments also make certain annual disclosure requirements applicable to interim periods and permit the reporting of multiple measures of segment profit or loss if appropriate. The Bancorp implemented the amended guidance on a retrospective basis beginning with this Annual
124 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Report on Form 10-K for the year ended December 31, 2024 and will also apply the amended guidance to interim reporting periods beginning in 2025. The amended disclosures are presented in Note 31.

Significant Accounting Standards Issued but Not Yet Adopted
The following significant accounting standards were issued but not yet adopted by the Bancorp as of December 31, 2024:

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, which amends the disclosure requirements for income taxes. The amendments primarily include new requirements to disclose additional information as part of the reconciliation of the effective tax rate to statutory tax rates, provide the amount of income taxes paid, net of refunds received, and income tax expense disaggregated between federal, state and foreign jurisdictions and provide income before income taxes disaggregated between domestic and foreign jurisdictions. The amendments also discontinue certain other disclosure requirements. The Bancorp adopted the amended guidance on January 1, 2025 on a prospective basis and will provide the amended disclosures within its Annual Report on Form 10-K for the year ended December 31, 2025.

ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, which introduces new requirements to disclose additional information about certain types of expenses, including employee compensation, depreciation, intangible asset amortization and selling expenses. The amended guidance is effective for the Bancorp for the year ending December 31, 2027 and subsequent interim reporting periods beginning in 2028, with early adoption permitted, and is to be applied prospectively, with retrospective application permitted. The Bancorp is in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.
125 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the years ended December 31:

($ in millions)	2024	2023	2022
Cash Payments:
Interest	$4,871	3,776	869
Income taxes	195	655	272

Transfers:
Portfolio loans and leases to loans and leases held for sale	$422	513	105
Loans and leases held for sale to portfolio loans and leases	4	6	409
Portfolio loans and leases to OREO	23	12	8
Bank premises and equipment to OREO	9	30	24
Available-for-sale debt securities to held-to-maturity securities(a)	11,593	—	—

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$74	72	152
Net additions (reductions) to lease liabilities under finance leases	44	(6)	27
(a)Represents the fair value of the securities on the date of transfer. Refer to Note 4 for additional information.

3. Restrictions on Dividends and Capital Actions

Restrictions on Cash Dividends
The principal source of income and funds for the Bancorp (parent company) are dividends from its subsidiaries. The dividends paid by the Bancorp’s banking subsidiary are subject to regulations and limitations prescribed by state and federal supervisory agencies. The Bancorp’s indirect banking subsidiary paid the Bancorp’s direct nonbank subsidiary holding company, which in turn paid the Bancorp, $1.8 billion in dividends during both the years ended December 31, 2024 and 2023. The Bancorp’s nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year.

Capital Actions
The Bancorp is subject to restrictions on its capital actions, primarily as a result of supervisory policies set by the FRB. The Bancorp is required to develop and maintain a capital plan that governs its capacity to pay dividends and execute share repurchases and this plan is required to be submitted to the FRB periodically. As part of its capital plan, the Bancorp increased its quarterly common stock dividend to $0.37 per share in the third quarter of 2024. Additionally, the Bancorp entered into and settled accelerated share repurchase transactions during the year ended December 31, 2024. For more information related to these transactions, refer to Note 24.

126 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. The Bancorp may also utilize investment securities as part of a non-qualifying hedging strategy to manage interest rate risk related to MSRs.

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of December 31:

	2024
($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$4,358	2	—	4,360
Obligations of states and political subdivisions securities	—	—	—	—
Mortgage-backed securities:
Agency residential mortgage-backed securities	6,460	—	(779)	5,681
Agency commercial mortgage-backed securities	23,853	1	(3,022)	20,832
Non-agency commercial mortgage-backed securities	4,505	—	(338)	4,167
Asset-backed securities and other debt securities	3,924	3	(198)	3,729
Other securities(a)	778	—	—	778
Total available-for-sale debt and other securities	$43,878	6	(4,337)	39,547
Held-to-maturity securities:(b)
U.S. Treasury and federal agencies securities	$2,370	—	(26)	2,344
Mortgage-backed securities:
Agency residential mortgage-backed securities	4,898	—	(197)	4,701
Agency commercial mortgage-backed securities	4,008	—	(90)	3,918
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$11,278	—	(313)	10,965
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $276, $500 and $2, respectively, at December 31, 2024, that are carried at cost.
(b)The amortized cost basis includes a discount of $865 at December 31, 2024 pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

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

The following table provides the fair value of trading debt securities and equity securities as of December 31:

($ in millions)	2024	2023
Trading debt securities	$1,185	899
Equity securities	341	613

The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $162 million and $146 million at December 31, 2024 and 2023, respectively, which is presented as a component of other assets in the Consolidated Balance Sheets.

127 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In January 2024, the Bancorp transferred $12.6 billion (amortized cost basis) of securities from available-for-sale to held-to-maturity to reflect the Bancorp’s change in intent to hold these securities to maturity in order to reduce potential capital volatility associated with investment security market price fluctuations. AOCI included pretax unrealized losses of $994 million on these securities at the date of transfer. The unrealized losses that existed on the date of transfer will continue to be reported as a component of AOCI and will be amortized into income over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the discount resulting from the transfer recorded at fair value. The amortized cost basis of held-to-maturity securities included a discount of $865 million at December 31, 2024 pertaining to the unamortized portion of unrealized losses on securities, which are offset in AOCI.

The following table presents the components of net securities gains and losses recognized in the Consolidated Statements of Income, including those recognized related to the Bancorp’s non-qualifying hedging strategy for MSRs, for the years ended December 31:

($ in millions)	2024	2023	2022
Available-for-sale debt and other securities:
Realized gains	$5	34	16
Realized losses	(2)	(30)	(13)
Impairment losses	(21)	(5)	(1)
Net (losses) gains on available-for-sale debt and other securities	$(18)	(1)	2
Trading debt securities:
Net realized losses	—	—	(2)
Net unrealized gains	—	3	11
Net trading debt securities gains	$—	3	9
Equity securities:
Net realized gains	15	5	1
Net unrealized gains (losses)	18	11	(96)
Net equity securities gains (losses)	$33	16	(95)
Total gains (losses) recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$15	18	(84)
(a)Excludes $5 and $13 of net securities gains for the years ended December 31, 2024 and 2023, respectively, and an immaterial amount of net securities losses for the year ended December 31, 2022 related to securities held by FTS to facilitate the timely execution of customer transactions. These gains and losses are included in capital markets fees and wealth and asset management revenue in the Consolidated Statements of Income.

The Bancorp recognized impairment losses on available-for-sale debt and other securities of $21 million, $5 million and $1 million during the years ended December 31, 2024, 2023 and 2022, respectively. These losses were included in securities gains (losses), net, in the Consolidated Statements of Income and related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

At both December 31, 2024 and 2023, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during the years ended December 31, 2024, 2023 and 2022.

At December 31, 2024 and 2023, investment securities with a fair value of $30.0 billion and $25.2 billion, respectively, were pledged to secure borrowing capacity, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of December 31, 2024 are shown in the following table:

	Available-for-Sale Debt and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$3,682	3,666	37	38
Due after 1 year through 5 years	16,586	15,643	3,231	3,191
Due after 5 years through 10 years	16,262	13,830	7,549	7,286
Due after 10 years	6,570	5,630	461	450
Other securities	778	778	—	—
Total	$43,878	39,547	11,278	10,965
(a)Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

128 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2024
U.S. Treasury and federal agencies securities	$569	—	—	—	569	—
Agency residential mortgage-backed securities	1,061	(14)	4,566	(765)	5,627	(779)
Agency commercial mortgage-backed securities	157	(6)	20,536	(3,016)	20,693	(3,022)
Non-agency commercial mortgage-backed securities	183	(3)	3,984	(335)	4,167	(338)
Asset-backed securities and other debt securities	283	(11)	3,157	(187)	3,440	(198)
Total	$2,253	(34)	32,243	(4,303)	34,496	(4,337)
2023
U.S. Treasury and federal agencies securities	$1,989	(3)	2,157	(139)	4,146	(142)
Agency residential mortgage-backed securities	81	(2)	10,200	(1,280)	10,281	(1,282)
Agency commercial mortgage-backed securities	5,439	(556)	19,957	(2,674)	25,396	(3,230)
Non-agency commercial mortgage-backed securities	141	(2)	4,284	(425)	4,425	(427)
Asset-backed securities and other debt securities	340	(17)	4,184	(281)	4,524	(298)
Total	$7,990	(580)	40,782	(4,799)	48,772	(5,379)

At December 31, 2024 and 2023, $34 million and $45 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

129 Fifth Third Bancorp

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of December 31:

($ in millions)	2024	2023
Loans and leases held for sale:
Commercial and industrial loans	$15	41
Commercial mortgage loans	22	—
Commercial construction loans	29	—
Commercial leases	—	3
Residential mortgage loans	574	334
Total loans and leases held for sale	$640	378
Portfolio loans and leases:
Commercial and industrial loans	$52,271	53,270
Commercial mortgage loans	12,246	11,276
Commercial construction loans	5,588	5,621
Commercial leases	3,188	2,579
Total commercial loans and leases	$73,293	72,746
Residential mortgage loans	$17,543	17,026
Home equity	4,188	3,916
Indirect secured consumer loans	16,313	14,965
Credit card	1,734	1,865
Solar energy installation loans	4,202	3,728
Other consumer loans	2,518	2,988
Total consumer loans	$46,498	44,488
Total portfolio loans and leases	$119,791	117,234

Portfolio loans and leases are recorded net of unearned income, which totaled $380 million and $272 million as of December 31, 2024 and 2023, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $566 million and $593 million at December 31, 2024 and 2023, respectively, which is presented as a component of other assets in the Consolidated Balance Sheets. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs associated with loans and valuation adjustments associated with loans measured at fair value. These items totaled a net discount of $324 million and $395 million as of December 31, 2024 and 2023, respectively, of which $901 million and $865 million of net discount was related to solar energy installation loans, respectively.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $15.1 billion and $14.5 billion as of December 31, 2024 and 2023, respectively, pledged to the FHLB, and loans of $55.3 billion and $49.3 billion at December 31, 2024 and 2023, respectively, pledged to the FRB.

130 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the total loans and leases owned by the Bancorp and net charge-offs (recoveries) as of and for the years ended December 31:

	Carrying Value		90 Days Past Due and Still Accruing(a)		Net Charge-Offs (Recoveries)
($ in millions)	2024	2023	2024	2023	2024	2023
Commercial and industrial loans	$52,286	53,311	5	8	242	155
Commercial mortgage loans	12,268	11,276	—	—	—	(2)
Commercial construction loans	5,617	5,621	—	—	—	1
Commercial leases	3,188	2,582	1	—	2	(1)
Residential mortgage loans	18,117	17,360	6	7	(2)	—
Home equity	4,188	3,916	—	—	(1)	1
Indirect secured consumer loans	16,313	14,965	—	—	90	72
Credit card	1,734	1,865	20	21	68	64
Solar energy installation loans	4,202	3,728	—	—	56	26
Other consumer loans	2,518	2,988	—	—	77	72
Total loans and leases	$120,431	117,612	32	36	532	388
Less: Loans and leases held for sale	640	378
Total portfolio loans and leases	$119,791	117,234
(a)Excludes government guaranteed residential mortgage loans.

The following table presents the components of the net investment in portfolio leases as of December 31:

($ in millions)(a)	2024	2023
Net investment in direct financing leases:
Lease payment receivable (present value)	$631	556
Unguaranteed residual assets (present value)	121	105
Net investment in sales-type leases:
Lease payment receivable (present value)	2,102	1,585
Unguaranteed residual assets (present value)	86	84
(a)Excludes $248 and $249 of leveraged leases at December 31, 2024 and 2023, respectively.

Interest income recognized in the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 was $40 million, $26 million and $29 million, respectively, for direct financing leases and $82 million, $63 million and $50 million, respectively, for sales-type leases.

The following table presents undiscounted cash flows for both direct financing and sales-type portfolio leases for 2025 through 2029 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of December 31, 2024 ($ in millions)	Direct Financing Leases	Sales-Type Leases
2025	$197	653
2026	169	508
2027	137	438
2028	76	313
2029	53	172
Thereafter	69	229
Total undiscounted cash flows	$701	2,313
Less: Difference between undiscounted cash flows and discounted cash flows	70	211
Present value of lease payments (recognized as lease receivables)	$631	2,102

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $16 million and $13 million at December 31, 2024 and 2023, respectively, to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the lease residual value. Refer to Note 6 for additional information on credit quality and the ALLL.
131 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment for the years ended December 31:

2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,130	145	1,047	2,322
Losses charged-off(a)	(267)	(2)	(417)	(686)
Recoveries of losses previously charged-off(a)	23	4	127	154
Provision for (benefit from) loan and lease losses	268	(1)	295	562
Balance, end of period	$1,154	146	1,052	2,352
(a)The Bancorp recorded $28 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

2023 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,127	245	822	2,194
Impact of adoption of ASU 2022-02	4	(36)	(17)	(49)
Losses charged-off(a)	(170)	(4)	(348)	(522)
Recoveries of losses previously charged-off(a)	17	4	113	134
Provision for (benefit from) loan and lease losses	152	(64)	477	565
Balance, end of period	$1,130	145	1,047	2,322
(a)The Bancorp recorded $35 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

2022 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,102	235	555	1,892
Losses charged-off(a)	(131)	(3)	(228)	(362)
Recoveries of losses previously charged-off(a)	30	5	100	135
Provision for loan and lease losses	126	8	395	529
Balance, end of period	$1,127	245	822	2,194
(a)The Bancorp recorded $32 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of December 31, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$106	—	11	117
Collectively evaluated	1,048	146	1,041	2,235
Total ALLL	$1,154	146	1,052	2,352
Portfolio loans and leases:(b)
Individually evaluated	$395	131	96	622
Collectively evaluated	72,898	17,304	28,859	119,061
Total portfolio loans and leases	$73,293	17,435	28,955	119,683
(a)Includes $1 related to commercial leveraged leases at December 31, 2024.
(b)Excludes $108 of residential mortgage loans measured at fair value and includes $248 of commercial leveraged leases, net of unearned income, at December 31, 2024.

132 Fifth Third Bancorp

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

The Bancorp defines term loans and leases as those having a fixed duration, repayment schedule and defined interest rate. For purposes of disclosing term loans by origination year, the Bancorp generally determines the origination date for loans and leases within the commercial portfolio as the date of the most recent credit decision or extension. Revolving and other loans include loans with revolving privileges
133 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and certain complex lending arrangements involving commitments made by the Bancorp under predefined terms, including loans with both revolving and non-revolving components, loans with delayed draw features or loans with interchangeable interest rate and repayment options that extend beyond the time of origination.

The following tables present the amortized cost basis of the Bancorp’s commercial portfolio segment, by class and vintage, disaggregated by credit risk rating:

As of December 31, 2024 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial loans:
Pass	$2,966	1,346	2,445	1,321	371	437	40,185	49,071
Special mention	15	13	22	1	3	9	1,055	1,118
Substandard	67	95	182	74	32	15	1,545	2,010
Doubtful	—	—	2	—	—	—	70	72
Total commercial and industrial loans	$3,048	1,454	2,651	1,396	406	461	42,855	52,271
Commercial mortgage owner-occupied loans:
Pass	$786	790	844	630	315	307	1,829	5,501
Special mention	8	9	23	7	—	3	31	81
Substandard	64	34	24	28	9	43	239	441
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$858	833	891	665	324	353	2,099	6,023
Commercial mortgage nonowner-occupied loans:
Pass	$710	751	769	170	263	408	2,698	5,769
Special mention	54	—	50	5	—	—	150	259
Substandard	38	27	9	—	—	2	119	195
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$802	778	828	175	263	410	2,967	6,223
Commercial construction loans:
Pass	$4	21	—	29	—	—	4,565	4,619
Special mention	—	—	—	—	—	—	756	756
Substandard	—	—	—	—	—	—	213	213
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$4	21	—	29	—	—	5,534	5,588
Commercial leases:
Pass	$1,532	335	281	311	137	517	—	3,113
Special mention	4	4	2	3	2	4	—	19
Substandard	—	11	12	4	3	26	—	56
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$1,536	350	295	318	142	547	—	3,188
Total commercial loans and leases:
Pass	$5,998	3,243	4,339	2,461	1,086	1,669	49,277	68,073
Special mention	81	26	97	16	5	16	1,992	2,233
Substandard	169	167	227	106	44	86	2,116	2,915
Doubtful	—	—	2	—	—	—	70	72
Total commercial loans and leases	$6,248	3,436	4,665	2,583	1,135	1,771	53,455	73,293

134 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2023	2022	2021	2020	2019	Prior		Total
Commercial and industrial loans:
Pass	$2,124	3,434	1,814	580	263	321	40,889	49,425
Special mention	16	100	60	33	6	105	1,756	2,076
Substandard	105	103	28	18	39	73	1,397	1,763
Doubtful	—	—	—	—	—	—	6	6
Total commercial and industrial loans	$2,245	3,637	1,902	631	308	499	44,048	53,270
Commercial mortgage owner-occupied loans:
Pass	$870	1,078	746	408	219	260	1,279	4,860
Special mention	30	23	18	—	6	—	20	97
Substandard	31	22	11	10	45	10	114	243
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$931	1,123	775	418	270	270	1,413	5,200
Commercial mortgage nonowner-occupied loans:
Pass	$886	825	261	348	293	243	2,724	5,580
Special mention	111	166	—	2	—	2	81	362
Substandard	81	1	8	—	—	2	42	134
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$1,078	992	269	350	293	247	2,847	6,076
Commercial construction loans:
Pass	$171	36	45	41	70	6	4,818	5,187
Special mention	—	—	—	—	—	—	199	199
Substandard	61	—	33	—	—	—	141	235
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$232	36	78	41	70	6	5,158	5,621
Commercial leases:
Pass	$598	386	462	202	145	664	—	2,457
Special mention	1	9	12	3	8	14	—	47
Substandard	20	14	1	5	5	30	—	75
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$619	409	475	210	158	708	—	2,579
Total commercial loans and leases:
Pass	$4,649	5,759	3,328	1,579	990	1,494	49,710	67,509
Special mention	158	298	90	38	20	121	2,056	2,781
Substandard	298	140	81	33	89	115	1,694	2,450
Doubtful	—	—	—	—	—	—	6	6
Total commercial loans and leases	$5,105	6,197	3,499	1,650	1,099	1,730	53,466	72,746

The following tables summarize the Bancorp’s gross charge-offs within the commercial portfolio segment, by class and vintage during the years ended December 31:

2024 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2024	2023	2022	2021	2020	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$1	6	17	1	1	—	238	264
Commercial mortgage owner-occupied loans	—	1	—	—	—	—	—	1
Commercial construction loans	—	—	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	2	—	2
Total commercial loans and leases	$1	7	17	1	1	2	238	267
135 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2023	2022	2021	2020	2019	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$25	7	12	1	—	11	112	168
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	1	1
Commercial construction loans	—	—	—	—	—	—	1	1
Commercial leases	—	—	—	—	—	—	—	—
Total commercial loans and leases	$25	7	12	1	—	11	114	170

Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2024 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$52,098	90	83	173	52,271	5
Commercial mortgage owner-occupied loans	5,980	40	3	43	6,023	—
Commercial mortgage nonowner-occupied loans	6,215	6	2	8	6,223	—
Commercial construction loans	5,587	1	—	1	5,588	—
Commercial leases	3,167	18	3	21	3,188	1
Total portfolio commercial loans and leases	$73,047	155	91	246	73,293	6
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2023 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$53,107	61	102	163	53,270	8
Commercial mortgage owner-occupied loans	5,196	1	3	4	5,200	—
Commercial mortgage nonowner-occupied loans	6,061	14	1	15	6,076	—
Commercial construction loans	5,621	—	—	—	5,621	—
Commercial leases	2,562	17	—	17	2,579	—
Total portfolio commercial loans and leases	$72,547	93	106	199	72,746	8
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

The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both age and performing versus nonperforming status:
136 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2024	2023	2022	2021	2020	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$1,961	998	2,961	4,606	2,491	4,245	—	—	17,262
30-89 days past due	1	3	4	9	4	12	—	—	33
90 days or more past due	1	—	1	1	—	2	—	—	5
Nonperforming	—	2	9	13	8	103	—	—	135
Total residential mortgage loans(b)	$1,963	1,003	2,975	4,629	2,503	4,362	—	—	17,435
Home equity:
Performing:
Current	$168	67	34	2	4	86	3,660	72	4,093
30-89 days past due	—	—	—	—	—	1	23	1	25
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	1	—	—	7	56	6	70
Total home equity	$168	67	35	2	4	94	3,739	79	4,188
Indirect secured consumer loans:
Performing:
Current	$6,773	2,836	3,046	2,371	753	349	—	—	16,128
30-89 days past due	19	27	39	27	11	7	—	—	130
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	4	10	19	13	5	4	—	—	55
Total indirect secured consumer loans	$6,796	2,873	3,104	2,411	769	360	—	—	16,313
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,664	—	1,664
30-89 days past due	—	—	—	—	—	—	18	—	18
90 days or more past due	—	—	—	—	—	—	20	—	20
Nonperforming	—	—	—	—	—	—	32	—	32
Total credit card	$—	—	—	—	—	—	1,734	—	1,734
Solar energy installation loans:
Performing:
Current	$894	2,095	1,094	2	—	33	—	—	4,118
30-89 days past due	2	11	7	—	—	—	—	—	20
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	1	34	28	—	—	1	—	—	64
Total solar energy installation loans	$897	2,140	1,129	2	—	34	—	—	4,202
Other consumer loans:
Performing:
Current	$201	351	507	219	171	142	860	34	2,485
30-89 days past due	1	5	10	3	1	2	1	1	24
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	2	4	1	—	1	—	1	9
Total other consumer loans	$202	358	521	223	172	145	861	36	2,518
Total residential mortgage and consumer loans:
Performing:
Current	$9,997	6,347	7,642	7,200	3,419	4,855	6,184	106	45,750
30-89 days past due	23	46	60	39	16	22	42	2	250
90 days or more past due	1	—	1	1	—	2	20	—	25
Nonperforming	5	48	61	27	13	116	88	7	365
Total residential mortgage and consumer loans(b)	$10,026	6,441	7,764	7,267	3,448	4,995	6,334	115	46,390
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2024, $90 of these loans were 30-89 days past due and $162 were 90 days or more past due. The Bancorp recognized $1 of losses during the year ended December 31, 2024 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $108 of residential mortgage loans measured at fair value at December 31, 2024, including $1 of 30-89 days past due loans, $1 of 90 days or more past due loans and $2 of nonperforming loans.

137 Fifth Third Bancorp

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

138 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the Bancorp’s gross charge-offs within the residential mortgage and consumer portfolio segments, by class and vintage during the years ended December 31:

2024 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2024	2023	2022	2021	2020	Prior			Total
Residential mortgage loans	$—	—	—	—	—	2	—	—	2
Consumer loans:
Home equity	—	—	—	—	—	1	5	—	6
Indirect secured consumer loans	7	35	53	25	9	10	—	—	139
Credit card	—	—	—	—	—	—	87	—	87
Solar energy installation loans	2	16	13	—	14	18	—	—	63
Other consumer loans	1	12	24	12	20	16	34	3	122
Total residential mortgage and consumer loans	$10	63	90	37	43	47	126	3	419

2023 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Residential mortgage loans	$—	—	—	—	—	4	—	—	4
Consumer loans:
Home equity	—	—	—	—	—	1	7	—	8
Indirect secured consumer loans	9	42	27	14	10	8	—	—	110
Credit card	—	—	—	—	—	—	82	—	82
Solar energy installation loans	8	16	1	—	—	2	—	—	27
Other consumer loans	7	37	14	12	7	8	34	2	121
Total residential mortgage and consumer loans	$24	95	42	26	17	23	123	2	352

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	December 31, 2024	December 31, 2023
Commercial loans and leases:
Commercial and industrial loans	$325	268
Commercial mortgage owner-occupied loans	63	8
Commercial mortgage nonowner-occupied loans	4	2
Commercial construction loans	1	1
Commercial leases	2	—
Total commercial loans and leases	$395	279
Residential mortgage loans	131	126
Consumer loans:
Home equity	66	54
Indirect secured consumer loans	30	15
Total consumer loans	$96	69
Total portfolio loans and leases	$622	474

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

139 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property, as of:

	December 31, 2024			December 31, 2023
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$265	109	374	273	31	304
Commercial mortgage owner-occupied loans	52	23	75	11	6	17
Commercial mortgage nonowner-occupied loans	—	4	4	—	3	3
Commercial construction loans	—	1	1	—	1	1
Commercial leases	2	—	2	—	1	1
Total nonaccrual portfolio commercial loans and leases	$319	137	456	284	42	326
Residential mortgage loans	57	80	137	26	98	124
Consumer loans:
Home equity	21	49	70	21	36	57
Indirect secured consumer loans	48	7	55	32	4	36
Credit card	32	—	32	34	—	34
Solar energy installation loans	64	—	64	60	—	60
Other consumer loans	9	—	9	12	—	12
Total nonaccrual portfolio consumer loans	$174	56	230	159	40	199
Total nonaccrual portfolio loans and leases(a)(b)	$550	273	823	469	180	649
OREO and other repossessed property	—	30	30	—	39	39
Total nonperforming portfolio assets(a)(b)	$550	303	853	469	219	688
(a)Excludes $7 and $1 of nonaccrual loans held for sale as of December 31, 2024 and 2023, respectively.
(b)Includes $18 and $19 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of December 31, 2024 and 2023, respectively.

The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the years ended December 31, 2024 and 2023.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $94 million and $107 million as of December 31, 2024 and 2023, respectively.

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

Portfolio loans with an amortized cost basis of $552 million and $615 million were modified during the years ended December 31, 2024 and 2023, respectively, for borrowers experiencing financial difficulty, as further discussed in the following sections. These modifications for the years ended December 31, 2024 and 2023 represented 0.46% and 0.52%, respectively, of total portfolio loans and leases as of December 31, 2024 and 2023. These amounts excluded $52 million and $29 million for the years ended December 31, 2024 and 2023, respectively, of consumer and residential mortgage loans which have been granted a concession under provisions of the Federal Bankruptcy Act and are monitored separately from loans modified under the Bancorp’s loan modification programs. As of December 31, 2024 and 2023, the Bancorp had commitments of $88 million and $130 million, respectively, to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the years ended December 31, 2024 and 2023, respectively.

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
140 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the amortized cost basis as of December 31, 2024 and 2023, respectively, of the Bancorp’s commercial portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification, during the years ended:

December 31, 2024 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$155	19	57	1	232	0.44%
Commercial mortgage owner-occupied loans	46	14	1	—	61	1.01
Commercial mortgage nonowner-occupied loans	72	—	—	—	72	1.16
Commercial construction loans	58	—	—	1	59	1.06
Total commercial portfolio loans	$331	33	58	2	424	0.60%

December 31, 2023 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$155	31	56	3	245	0.46%
Commercial mortgage owner-occupied loans	27	—	—	—	27	0.52
Commercial mortgage nonowner-occupied loans	66	—	—	2	68	1.12
Commercial construction loans	113	—	—	—	113	2.01
Total commercial portfolio loans	$361	31	56	5	453	0.62%

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

The following table presents the amortized cost basis as of December 31, 2024 and 2023 of the Bancorp’s residential mortgage portfolio loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the years ended:

	December 31, 2024		December 31, 2023
($ in millions)	Total	% of Total Class	Total	% of Total Class
Payment delay	$5	0.03%	$18	0.11%
Term extension and payment delay	72	0.41	91	0.53
Term extension, interest rate reduction and payment delay	12	0.07	4	0.02
Total residential mortgage portfolio loans	$89	0.51%	$113	0.66%

The Bancorp had $5 million and $3 million of in-process modifications to residential mortgage loans outstanding as of December 31, 2024 and 2023, respectively, which are excluded from the completed modification activity in the tables above. These in-process modifications will be reported as completed modifications once the borrower satisfies the applicable contingencies in the modification agreement and the loan is contractually modified to make the modified terms permanent.

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

141 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the amortized cost basis as of December 31, 2024 and 2023, respectively, of the Bancorp’s consumer portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification, during the years ended:

December 31, 2024 ($ in millions)	Interest Rate Reduction	Payment Delay	Interest Rate Reduction and Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$4	—	—	2	9	15	0.36%
Credit card	20	—	—	—	—	20	1.15
Solar energy installation loans	—	1	—	—	—	1	0.02
Other consumer loans	—	3	—	—	—	3	0.12
Total consumer portfolio loans	$24	4	—	2	9	39	0.13%

December 31, 2023 ($ in millions)	Interest Rate Reduction	Payment Delay	Interest Rate Reduction and Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$4	1	1	2	8	16	0.41%
Credit card	27	—	—	—	—	27	1.45
Solar energy installation loans	—	1	—	—	—	1	0.03
Other consumer loans	—	5	—	—	—	5	0.17
Total consumer portfolio loans	$31	7	1	2	8	49	0.18%

Financial effects of loan modifications
The following table presents the financial effects of the Bancorp’s significant types of portfolio loan modifications to borrowers experiencing financial difficulty, by portfolio class for the years ended December 31:

	Financial Effects	2024	2023
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions	9 months	11 months
	Weighted-average length of payment delay	15 months	23 months
Commercial mortgage owner- occupied loans	Weighted-average length of term extensions	10 months	15 months
	Weighted-average length of payment delay	15 months	N/A
Commercial mortgage nonowner- occupied loans	Weighted-average length of term extensions	20 months	16 months
Commercial construction loans	Weighted-average length of term extensions	12 months	12 months
Residential mortgage loans	Weighted-average length of term extensions	10.4 years	12.9 years
	Approximate amount of payment delays as a percentage of the related loan balances	13%	17%
Consumer loans:
Home equity	Weighted-average length of term extensions	22.8 years	24.2 years
	Weighted-average interest rate reduction	From 9.2% to 7.2%	From 8.7% to 7.0%
	Approximate amount of payment delays as a percentage of the related loan balances	5%	5%
Credit card	Weighted-average interest rate reduction	From 23.9% to 4.1%	From 23.7% to 3.9%

142 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit quality of modified loans
The Bancorp closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following tables present the amortized cost basis as of December 31, 2024 and 2023, respectively, for the Bancorp’s portfolio loans that were modified during the years ended December 31, 2024 and 2023, respectively, for borrowers experiencing financial difficulty, by age and portfolio class:

December 31, 2024 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$182	22	28	232
Commercial mortgage owner-occupied loans	61	—	—	61
Commercial mortgage nonowner-occupied loans	72	—	—	72
Commercial construction loans	59	—	—	59
Residential mortgage loans	56	15	18	89
Consumer loans:
Home equity	13	1	1	15
Credit card(a)	15	3	2	20
Solar energy installation loans	1	—	—	1
Other consumer loans	3	—	—	3
Total portfolio loans	$462	41	49	552
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

December 31, 2023 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$184	9	52	245
Commercial mortgage owner-occupied loans	26	—	1	27
Commercial mortgage nonowner-occupied loans	68	—	—	68
Commercial construction loans	113	—	—	113
Residential mortgage loans	86	15	12	113
Consumer loans:
Home equity	14	2	—	16
Credit card(a)	19	5	3	27
Solar energy installation loans	1	—	—	1
Other consumer loans	5	—	—	5
Total portfolio loans	$516	31	68	615
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

143 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp considers modifications to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms as subsequently defaulted. The following tables present the amortized cost basis as of December 31, 2024 and 2023, respectively, of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the years ended December 31, 2024 and 2023, respectively, and were within twelve months of the modification date:

December 31, 2024 ($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$14	—	13	1	8	—	36
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	—
Residential mortgage loans	—	—	3	—	29	6	38
Consumer loans:
Home equity	—	1	—	—	1	1	3
Credit card	—	9	—	—	—	—	9
Total portfolio loans	$14	10	16	1	38	7	86

December 31, 2023 ($ in millions)(a)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$51	—	—	—	—	—	51
Commercial mortgage owner-occupied loans	1	—	—	—	—	—	1
Residential mortgage loans	—	—	2	—	11	1	14
Consumer loans:
Home equity	—	1	—	—	—	—	1
Credit card	—	10	—	—	—	—	10
Total portfolio loans	$52	11	2	—	11	1	77
(a)Excludes loans modified prior to the adoption of ASU 2022-02.
144 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of December 31:

($ in millions)	Estimated Useful Life			2024	2023
Equipment	1	-	20 years	$2,769	2,578
Buildings(a)	1	-	30 years	1,784	1,742
Leasehold improvements	1	-	30 years	760	685
Land and improvements(a)				623	618
Construction in progress(a)				199	180
Bank premises and equipment held for sale:(b)
Land and improvements				10	15
Buildings				4	4
Accumulated depreciation and amortization				(3,674)	(3,473)
Total bank premises and equipment				$2,475	2,349
(a)At December 31, 2024 and 2023, land and improvements, buildings and construction in progress included $1 and $9, respectively, associated with parcels of undeveloped land intended for future branch expansion.
(b)Included within the assets of General Corporate & Other in the Bancorp’s segment reporting.

Depreciation and amortization expense related to bank premises and equipment, including amortization of finance lease ROU assets, was $306 million, $292 million and $273 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service banking centers at certain locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. The Bancorp closed a total of 32 banking centers throughout its footprint during the year ended December 31, 2024.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $1 million, $2 million and $9 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the year ended December 31, 2023, the Bancorp also recognized $8 million of impairment losses in conjunction with transferring certain parcels of land to OREO. The recognized impairment losses were recorded in other noninterest income in the Consolidated Statements of Income.
8. Operating Lease Equipment
Operating lease equipment was $319 million and $459 million at December 31, 2024 and 2023, respectively, net of accumulated depreciation of $333 million and $355 million at December 31, 2024 and 2023, respectively. The Bancorp recorded lease income of $100 million, $135 million and $146 million relating to lease payments for operating leases in commercial banking revenue in the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, respectively. Depreciation expense related to operating lease equipment is reported as a component of other noninterest expense in the Consolidated Statements of Income and was $81 million, $110 million and $121 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Bancorp received payments of $101 million, $140 million and $147 million related to operating leases during the years ended December 31, 2024, 2023 and 2022, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized impairment losses associated with operating lease assets of an immaterial amount for the years ended December 31, 2024 and 2023 and $2 million for the year ended December 31, 2022. The recognized impairment losses were recorded in commercial banking revenue in the Consolidated Statements of Income.

The following table presents future lease payments receivable from operating leases for 2025 through 2029 and thereafter:

As of December 31, 2024 ($ in millions)	Undiscounted Cash Flows
2025	$73
2026	47
2027	25
2028	11
2029	6
Thereafter	9
Total operating lease payments	$171
145 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Lease Obligations - Lessee
The Bancorp leases certain banking centers, ATM sites, land for owned buildings and equipment. The Bancorp’s lease agreements typically do not contain any residual value guarantees or any material restrictive covenants.

The following table provides a summary of lease assets and lease liabilities as of December 31:

($ in millions)	Consolidated Balance Sheets Caption	2024	2023
Assets
Operating lease ROU assets	Other assets	$526	511
Finance lease ROU assets	Bank premises and equipment	146	126
Total ROU assets(a)		$672	637
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$606	601
Finance lease liabilities	Long-term debt	161	134
Total lease liabilities		$767	735
(a)Operating and finance lease ROU assets are recorded net of accumulated amortization of $328 and $54, respectively, as of December 31, 2024, and $292 and $77, respectively, as of December 31, 2023.

The following table presents the components of lease costs for the years ended December 31:

($ in millions)	Consolidated Statements of Income Caption	2024	2023	2022
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$21	19	19
Interest on lease liabilities	Interest on long-term debt	6	5	5
Total finance lease costs		$27	24	24
Operating lease cost	Net occupancy expense	$89	87	84
Short-term lease cost	Net occupancy expense	1	2	1
Variable lease cost	Net occupancy expense	30	29	28
Sublease income	Net occupancy expense	(3)	(2)	(3)
Total operating lease costs		$117	116	110
Total lease costs		$144	140	134

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized $1 million, $2 million and $2 million of impairment losses and termination charges for the ROU assets related to certain operating leases for the years ended December 31, 2024, 2023 and 2022, respectively. The recognized losses were recorded in net occupancy expense in the Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for 2025 through 2029 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities:

As of December 31, 2024 ($ in millions)	Operating Leases	Finance Leases	Total
2025	$92	22	114
2026	86	22	108
2027	78	21	99
2028	70	21	91
2029	60	11	71
Thereafter	397	104	501
Total undiscounted cash flows	$783	201	984
Less: Difference between undiscounted cash flows and discounted cash flows	177	40	217
Present value of lease liabilities	$606	161	767

146 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the weighted-average remaining lease term and weighted-average discount rate as of December 31:

	2024	2023
Weighted-average remaining lease term (years):
Operating leases	11.57	11.07
Finance leases	12.66	15.21
Weighted-average discount rate:
Operating leases	4.08%	3.72
Finance leases	3.80	3.02

The following table presents information related to lease transactions for the years ended December 31:

($ in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$95	91	90
Operating cash flows from finance leases	6	5	5
Financing cash flows from finance leases	18	16	23

Gains on sale-leaseback transactions	—	2	4
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

As further discussed in Note 1, the Bancorp completed an additional goodwill impairment test as of October 1, 2024 to align with the annual testing date that will be used in future periods. This additional test followed the same methodology as the previously described September 30, 2024 test. This test as of October 1, 2024 also concluded that it was not more likely than not that the fair values of the Bancorp’s reporting units were less than their respective carrying amounts.

Changes in the net carrying amount of goodwill, by reporting unit, for the years ended December 31, 2024 and 2023 were as follows:

($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$3,074	2,580	226	—	5,880
Accumulated impairment losses	(750)	(215)	—	—	(965)
Net carrying value as of December 31, 2022	2,324	2,365	226	—	4,915
Acquisition activity	—	4	—	—	4
Net carrying value as of December 31, 2023	2,324	2,369	226	—	4,919
Sale of business	—	—	(1)	—	(1)
Net carrying value as of December 31, 2024	$2,324	2,369	225	—	4,918

147 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Intangible Assets
Intangible assets consist of core deposit intangibles, developed technology, customer relationships, and other intangible assets which include trade names, backlog, operating leases and non-compete agreements. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives and, based on the type of intangible asset, the amortization expense may be recorded in either commercial banking revenue or other noninterest expense in the Consolidated Statements of Income.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2024
Core deposit intangibles	$206	(196)	10
Developed technology	106	(50)	56
Customer relationships	28	(9)	19
Other	13	(8)	5
Total intangible assets	$353	(263)	90
As of December 31, 2023
Core deposit intangibles	$209	(184)	25
Developed technology	106	(33)	73
Customer relationships	30	(10)	20
Other	16	(9)	7
Total intangible assets	$361	(236)	125

As of December 31, 2024, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $35 million, $43 million and $48 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of December 31, 2024. Future amortization expense may vary from these projections. Estimated amortization expense for 2025 through 2029 is as follows:

($ in millions)	Total
2025	$28
2026	22
2027	14
2028	9
2029	6

148 Fifth Third Bancorp

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to an automobile loan securitization and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities recorded on the Consolidated Balance Sheets for these consolidated VIEs as of:

($ in millions)	December 31, 2024	December 31, 2023
Assets:
Other short-term investments	$51	55
Indirect secured consumer loans	967	1,535
Solar energy installation loans	33	38
ALLL	(19)	(28)
Other assets	5	10
Total assets	$1,037	1,610
Liabilities:
Other liabilities	$12	14
Long-term debt	889	1,409
Total liabilities	$901	1,423

In a securitization transaction that occurred in August of 2023, the Bancorp transferred $1.74 billion in aggregate automobile loans to a bankruptcy remote trust which was deemed to be a VIE. This trust then issued approximately $1.58 billion of asset-backed notes, of which approximately $79 million were retained by the Bancorp. Additionally, as a result of a previous business acquisition, the Bancorp acquired interests in a completed securitization transaction in which solar energy installation loans were transferred to a bankruptcy remote trust which was deemed to be a VIE. Refer to Note 17 for more information.

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

149 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

December 31, 2024 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,179	741	2,224
Private equity investments	268	—	487
Loans provided to VIEs	4,711	—	7,529
Lease pool entities	30	—	30
Solar loan securitizations	8	—	8

December 31, 2023 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,007	690	2,054
Private equity investments	230	—	400
Loans provided to VIEs	4,274	—	6,395
Lease pool entities	42	—	42
Solar loan securitizations	9	—	9

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

The Bancorp’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Bancorp’s maximum exposure to loss as a result of its involvement with the VIEs is limited to the carrying amounts of the investments, including the unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, and the liabilities related to the unfunded commitments, which are included in other liabilities in the Consolidated Balance Sheets, are included in the previous tables for all periods presented. Certain CDC investments include undrawn liquidity and lending commitments which are included in the maximum exposure amount but not included in the Consolidated Balance Sheets. The Bancorp has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose the Bancorp to a loss. In certain arrangements, the general partner/managing member of the VIE has guaranteed a level of projected tax credits to be received by the limited partners/investor members, thereby minimizing a portion of the Bancorp’s risk.

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

At December 31, 2024 and 2023, the Bancorp’s CDC investments included $2.0 billion and $1.6 billion, respectively, of tax credit program investments accounted for under the proportional amortization method. The unfunded commitments related to these investments were $741 million and $684 million at December 31, 2024 and 2023, respectively. The unfunded commitments as of December 31, 2024 are expected to be funded from 2025 to 2041.

150 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the impacts to the Consolidated Statements of Income related to the Bancorp’s tax credit program investments for the years ended December 31:

($ in millions)	Consolidated Statements of Income Caption(a)	2024	2023	2022
Proportional amortization	Applicable income tax expense	$200	200	189
Tax credits and other benefits(b)	Applicable income tax expense	(248)	(230)	(219)
Changes in carrying amounts of equity method investments(c)	Other noninterest expense	8	—	—
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during the years ended December 31, 2024, 2023 and 2022.
(b)The related cash flows are classified as operating activities in the Consolidated Statements of Cash Flows primarily in net change in other assets.
(c)These amounts pertain to tax credit program investments which were accounted for under the equity method as they did not meet the qualification criteria for the proportional amortization method, effective with the adoption of ASU 2023-02.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investment funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, are presented in previous tables. Also, at December 31, 2024 and 2023, the Bancorp’s unfunded commitment amounts to the private equity funds were $219 million and $170 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $49 million and $47 million during the years ended December 31, 2024 and 2023, respectively.

Loans provided to VIEs
The Bancorp has provided funding to certain unconsolidated VIEs sponsored by third parties. These VIEs are generally established to finance certain consumer and business loans originated by third parties. The entities are primarily funded through the issuance of a loan from the Bancorp or a syndication through which the Bancorp is involved. The sponsor/administrator of the entities is responsible for servicing the underlying assets in the VIEs. Because the sponsor/administrator, not the Bancorp, holds the servicing responsibilities, which include the establishment and employment of default mitigation policies and procedures, the Bancorp does not hold the power to direct the activities that most significantly impact the economic performance of the entity and, therefore, is not the primary beneficiary.

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of December 31, 2024 and 2023, the Bancorp’s unfunded commitments to these entities were $2.8 billion and $2.1 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

151 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
152 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the years ended December 31, 2024, 2023 and 2022. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Consolidated Statements of Income, for the years ended December 31 is as follows:

($ in millions)	2024	2023	2022
Residential mortgage loan sales(a)	$3,954	4,888	13,307

Origination fees and gains on loan sales	67	79	91
Gross mortgage servicing fees	309	319	310
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the years ended December 31:

($ in millions)	2024	2023
Balance, beginning of period	$1,737	1,746
Servicing rights originated	49	71
Servicing rights purchased	—	25
Servicing rights sold	(5)	—
Changes in fair value:
Due to changes in inputs or assumptions(a)	74	43
Other changes in fair value(b)	(151)	(148)
Balance, end of period	$1,704	1,737
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy for the years ended December 31:

($ in millions)	2024	2023	2022
Securities (losses) gains, net - non-qualifying hedges on mortgage servicing rights	$—	—	(2)
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(88)	(43)	(363)
MSR fair value adjustment due to changes in inputs or assumptions(a)	74	43	355
(a)Included in mortgage banking net revenue in the Consolidated Statements of Income.

153 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the years ended December 31 were as follows:

	2024			2023
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted-Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	6.6	12.7%	488	6.6	12.4%	596
Adjustable-rate	—	—	—	3.0	27.9	774

At December 31, 2024 and 2023, the Bancorp serviced $94.2 billion and $100.8 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the MSR portfolio was 3.79% and 3.72% at December 31, 2024 and 2023, respectively.

At December 31, 2024, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption				OAS Assumption
				Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,701	8.6	5.8%	$(37)	(72)	(168)	459	$(35)	(69)
Adjustable-rate	3	5.1	16.9	—	—	(1)	731	—	—
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
154 Fifth Third Bancorp

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

As of December 31, 2024 and 2023, the balance of collateral held by the Bancorp for derivative assets was $947 million and $1.3 billion, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $403 million and $587 million as of December 31, 2024 and 2023, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of December 31, 2024 and 2023, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $4 million and $7 million, respectively.

As of both December 31, 2024 and 2023, the balance of collateral posted by the Bancorp, as either initial margin or due to changes in fair value of the related derivative contracts, was $1.1 billion. Additionally, as of December 31, 2024 and 2023, $1.2 billion and $721 million, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of December 31, 2024 and 2023, the fair value of the additional collateral that could be required to be posted as a result of the credit risk-related contingent features being triggered was immaterial to the Bancorp’s Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Consolidated Financial Statements.
155 Fifth Third Bancorp

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of:

		Fair Value
December 31, 2024 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$4,955	1	12
Total fair value hedges		1	12
Cash flow hedges:
Interest rate swaps related to C&I loans	11,000	2	4
Interest rate swaps related to C&I loans - forward starting(a)	1,000	1	—
Interest rate swaps related to commercial mortgage and commercial construction loans - forward starting(a)	4,000	3	—
Total cash flow hedges		6	4
Total derivatives designated as qualifying hedging instruments		7	16
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	3,135	4	4
Forward contracts related to residential mortgage loans measured at fair value(b)	881	8	—
Swap associated with the sale of Visa, Inc. Class B Shares	2,465	—	170
Foreign exchange contracts	104	2	—
Interest-only strips	30	—	—
Interest rate contracts for collateral management	1,000	1	—
Interest rate contracts for LIBOR transition	597	—	—
Other	43	—	—
Total free-standing derivatives - risk management and other business purposes		15	174
Free-standing derivatives - customer accommodation:
Interest rate contracts(c)	87,928	708	924
Interest rate lock commitments	264	2	—
Commodity contracts	16,889	575	564
TBA securities	44	—	—
Foreign exchange contracts	38,640	1,165	1,120
Total free-standing derivatives - customer accommodation		2,450	2,608
Total derivatives not designated as qualifying hedging instruments		2,465	2,782
Total		$2,472	2,798
(a)Forward starting swaps will become effective in January and February 2025.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments in addition to certain portfolio residential mortgage loans measured at fair value.
(c)Derivative assets and liabilities are presented net of variation margin of $257 and $45, respectively.

156 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate or to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate. Decisions to enter into these interest rate swaps are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of December 31, 2024, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of December 31, 2024 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

157 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the changes in fair value of interest rate contracts, designated as fair value hedges and the changes in fair value of the related hedged items attributable to the risk being hedged, as well as the line items in the Consolidated Statements of Income in which the corresponding gains or losses are recorded:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2024	2023	2022
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(66)	29	(460)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	65	(26)	460
Available-for-sale debt and other securities:
Change in fair value of interest rate swaps hedging available-for-sale debt and other securities	Interest on securities	—	—	8
Change in fair value of hedged available-for-sale debt and other securities attributable to the risk being hedged	Interest on securities	—	—	(8)

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of December 31:

($ in millions)	Consolidated Balance Sheets Caption	2024	2023
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$4,838	5,899
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	(103)	(38)
Available-for-sale debt and other securities:
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(9)	(11)

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of December 31, 2024, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of December 31, 2024, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 85 months.

Reclassified gains and losses on interest rate contracts related to commercial loans are recorded within interest income in the Consolidated Statements of Income. As of December 31, 2024 and 2023, respectively, $654 million and $372 million of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Consolidated Balance Sheets. As of December 31, 2024, $134 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to December 31, 2024.

During both the years ended December 31, 2024 and 2023, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net (losses) gains recorded in the Consolidated Statements of Income and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

For the years ended December 31 ($ in millions)	2024	2023	2022
Amount of pre-tax net losses recognized in OCI	$(724)	(171)	(1,006)
Amount of pre-tax net (losses) gains reclassified from OCI into net income	(351)	(334)	99

158 Fifth Third Bancorp

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

The net (losses) gains recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2024	2023	2022
Interest rate contracts:
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	$(88)	(43)	(363)
Forward contracts related to residential mortgage loans measured at fair value	Mortgage banking net revenue	13	(7)	3
Interest-only strips	Other noninterest income	(1)	(3)	—
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	14	(3)	12
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(138)	(94)	(84)

Free-Standing Derivative Instruments – Customer Accommodation
The majority of the free-standing derivative instruments the Bancorp enters into are for the benefit of its commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations, commodity contracts to hedge such items as natural gas and various other derivative contracts. The Bancorp may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms. The Bancorp hedges its interest rate exposure on commercial customer transactions by executing offsetting swap agreements with primary dealers. Revaluation gains and losses on interest rate, foreign exchange, commodity and other commercial customer derivative contracts are recorded as a component of capital markets fees or other noninterest income in the Consolidated Statements of Income.

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
159 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024 and 2023, the total notional amount of the risk participation agreements was $3.2 billion and $3.6 billion, respectively, and the fair value was a liability of $5 million and $6 million, respectively, which is included in other liabilities in the Consolidated Balance Sheets. As of December 31, 2024, the risk participation agreements had a weighted-average remaining life of 2.1 years.

The Bancorp’s maximum exposure in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts in an asset position at the time of default. The Bancorp monitors the credit risk associated with the underlying customers in the risk participation agreements through the same risk rating system currently utilized for establishing loss reserves in its loan and lease portfolio.

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2024	2023
Pass	$3,138	3,168
Special mention	9	323
Substandard	100	72
Total	$3,247	3,563

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2024	2023	2022
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Capital markets fees	$29	35	48
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	4	(2)	10
Interest rate lock commitments	Mortgage banking net revenue	41	52	16
Commodity contracts:
Commodity contracts for customers (contract revenue)	Capital markets fees	18	36	44
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	—	—
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Capital markets fees	74	89	70
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	6	(14)	8
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	4	(3)

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

160 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of December 31, 2024
Derivative assets	$2,470	(1,378)	(573)	519
Derivative liabilities	2,798	(1,378)	(193)	1,227
As of December 31, 2023
Derivative assets	$2,672	(1,031)	(877)	764
Derivative liabilities	2,999	(1,031)	(159)	1,809
(a)Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Consolidated Balance Sheets were excluded from this table.

15. Other Assets
The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2024	2023
Partnership investments	$2,520	2,326
Derivative instruments	2,472	2,677
Accounts receivable and drafts-in-process	2,381	2,007
Bank owned life insurance	2,135	2,103
Deferred tax assets	1,429	1,438
Accrued interest and fees receivable	796	797
Operating lease right-of-use assets	526	511
Income tax receivable	174	187
Prepaid expenses	142	143
OREO and other repossessed property	32	39
Worldpay, Inc. TRA receivable	—	35
Other	250	275
Total other assets	$12,857	12,538

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

During the fourth quarter of 2019, the Bancorp entered into an agreement with Fidelity National Information Services, Inc. and Worldpay, Inc. under which Worldpay, Inc. was potentially obligated to pay up to approximately $366 million to the Bancorp to terminate and settle a portion of the remaining TRA cash flows, totaling an estimated $720 million, upon the exercise of certain call options by Worldpay, Inc. or certain put options by the Bancorp. In 2019, the Bancorp recognized a gain of approximately $345 million in other noninterest income associated with these options. The Worldpay, Inc. TRA receivable associated with this transaction, recorded in other assets in the Consolidated Balance Sheets, was $35 million as of December 31, 2023. Subsequent to December 31, 2023, the Bancorp received cash from Worldpay, Inc. to settle the receivable that had been recorded as of December 31, 2023 for the remaining put and call options. Neither the Bancorp nor Worldpay, Inc. have any significant remaining rights or obligations under this agreement.

Separate from the impact of the TRA settlement agreement discussed above, the Bancorp recognized $11 million, $22 million and $46 million in other noninterest income in the Consolidated Statements of Income associated with the TRA during the years ended December 31, 2024, 2023 and 2022, respectively. There are no remaining cash flows to be recognized associated with the TRA.
161 Fifth Third Bancorp

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

The following table summarizes short-term borrowings and weighted-average rates:

	2024		2023
($ in millions)	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased	$204	4.30%	$193	5.31%
Other short-term borrowings	4,450	4.39	2,861	5.21
Average for the years ended December 31:
Federal funds purchased	$207	5.21%	$307	4.96%
Other short-term borrowings	3,024	5.18	5,044	4.90
Maximum month-end balance for the years ended December 31:
Federal funds purchased	$247		$1,143
Other short-term borrowings	5,070		7,423

The following table presents a summary of the Bancorp’s other short-term borrowings as of December 31:

($ in millions)	2024	2023
FHLB advances	$4,100	2,500
Securities sold under repurchase agreements	273	330
Derivative collateral	19	3
Other borrowed money	58	28
Total other short-term borrowings	$4,450	2,861

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities and held-to-maturity securities in the Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both December 31, 2024 and 2023, all securities sold under repurchase agreements were secured by agency mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

At both December 31, 2024 and 2023, the Bancorp’s other borrowed money primarily included obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp is required to recognize both the loan and the repurchase liability, regardless of the intent to repurchase the loans.
162 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Long-Term Debt
The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2024	2023
Parent Company
Senior:
Fixed-rate notes	2024	3.65%	$—	1,500
Fixed-rate notes	2025	2.375%	750	749
Fixed-rate notes	2027	2.55%	748	748
Fixed-rate/floating-rate notes(c)	2027	1.707%	472	461
Fixed-rate notes	2028	3.95%	648	648
Fixed-rate/floating-rate notes(c)	2028	4.055%	387	386
Fixed-rate/floating-rate notes(c)	2028	6.361%	999	1,013
Fixed-rate/floating-rate notes(c)	2029	6.339%	1,246	1,245
Fixed-rate/floating-rate notes(c)	2030	4.772%	933	944
Fixed-rate/floating-rate notes(c)	2030	4.895%	747	—
Fixed-rate/floating-rate notes(c)	2032	5.631%	996	—
Fixed-rate/floating-rate notes(c)	2033	4.337%	544	561
Subordinated:(a)
Fixed-rate notes	2024	4.30%	—	750
Fixed-rate notes	2038	8.25%	1,051	1,103
Subsidiaries
Senior:
Fixed-rate notes	2025	3.95%	747	727
Fixed-rate/floating-rate notes(e)	2025	5.852%	—	996
Fixed-rate notes	2027	2.25%	599	599
Subordinated:(a)
Fixed-rate notes	2026	3.85%	750	749
Junior subordinated:
Floating-rate debentures(a)(b)	2035	6.04%	-	6.31%	54	54
FHLB advances(d)	2025	-	2047	4.91%	1,508	1,510
Notes associated with consolidated VIEs:
Automobile loan securitization	2026	-	2031	5.13%	-	5.80%	816	1,305
Solar loan securitization, fixed-rate notes	2038	4.05%	-	7.00%	30	35
Other	2025	-	2052	Varies	312	297
Total	$14,337	16,380
(a)In aggregate, $1.3 billion and $1.5 billion qualifies as Tier 2 capital for regulatory capital purposes for the years ended December 31, 2024 and 2023, respectively.
(b)These rates reflect the floating rates as of December 31, 2024.
(c)This rate reflects the fixed rate in effect as of December 31, 2024.
(d)This rate reflects the weighted-average rate as of December 31, 2024.
(e)This rate reflects the fixed rate in effect as of December 31, 2023.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the previous table. The aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2024 are presented in the following table:

($ in millions)	Parent Company	Subsidiaries	Total
2025	$750	756	1,506
2026	—	2,429	2,429
2027	1,220	613	1,833
2028	2,034	587	2,621
2029	1,246	82	1,328
Thereafter	4,271	349	4,620
Total	$9,521	4,816	14,337

At December 31, 2024, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $14.5 billion, net discounts of $13 million, debt issuance costs of $31 million and reductions for mark-to-market adjustments on its hedged debt of $103 million. At December 31, 2023, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $16.5 billion, net discounts of $14
163 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million, debt issuance costs of $32 million and reductions for mark-to-market adjustments on its hedged debt of $38 million. The Bancorp was in compliance with all debt covenants at December 31, 2024 and 2023.

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

On October 28, 2019, the Bancorp issued and sold $750 million of senior notes to third-party investors. The senior notes bore a fixed-rate of interest of 2.375% per annum and were unsecured, senior obligations of the Bancorp. The notes were outstanding at December 31, 2024 and subsequently matured on January 28, 2025.

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

On November 1, 2021, the Bancorp issued and sold $500 million of fixed-rate/floating-rate senior notes which will mature on November 1, 2027. The senior notes bear a fixed rate of interest of 1.707% per annum to, but excluding, November 1, 2026. From, and including, November 1, 2026 until, but excluding, November 1, 2027, the senior notes will have an interest rate of compounded SOFR plus 0.685%. The Bancorp entered into an interest rate swap designated as a fair value hedge to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 69 bps, and the Bancorp paid a rate of 5.34% at December 31, 2024. The notes will be redeemable in whole, but not in part, by the Bancorp on November 1, 2026, the date that is one year prior to the maturity date, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. In addition, the notes will be redeemable, in whole or in part, by the Bancorp on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.

On April 25, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes. $400 million of the notes will bear interest at a rate of 4.055% per annum to, but excluding, April 25, 2027, followed by an interest rate of compounded SOFR plus 1.355% until maturity on April 25, 2028. The remaining $600 million of the notes will bear interest at a rate of 4.337% per annum to, but excluding, April 25, 2032, followed by an interest rate of compounded SOFR plus 1.660% until maturity on April 25, 2033. The Bancorp entered into interest rate swaps designated as fair value hedges to convert the fixed-rate periods of the notes to a floating rate of compounded SOFR plus 1.357% and a floating rate of compounded SOFR plus 1.666% for the notes due April 25, 2028 and the notes due April 25, 2033, respectively. The Bancorp paid rates on these swaps of 5.91% and 6.22%, respectively, at December 31, 2024. Each tranche of notes is redeemable in whole at par plus accrued and unpaid interest one year prior to its maturity date, or may be wholly or partially redeemed 30 days or 90 days prior to maturity for the 2028 notes and the 2033 notes, respectively.

On July 28, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes which will mature on July 28, 2030. The senior notes bear interest at a rate of 4.772% per annum to, but excluding, July 28, 2029. From, and including July 28, 2029 until, but excluding July 28, 2030, the senior notes will bear interest at a rate of compounded SOFR plus 2.127%. The Bancorp entered into interest rate swaps designated as fair value hedges to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 2.132%, and the Bancorp paid a rate of 6.67% at December 31, 2024. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed 60 days prior to maturity.

On October 27, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes which will mature on October 27, 2028. The senior notes will bear interest at a rate of 6.361% per annum to, but excluding, October 27, 2027. From, and including October 27, 2027 until, but excluding October 27, 2028, the senior notes will bear interest at a rate of compounded SOFR plus 2.192%. The Bancorp entered into an interest rate swap designated as a fair value hedge to convert the fixed-rate period of the notes to a floating rate of compounded SOFR
164 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
plus 2.193%, and the Bancorp paid a rate of 6.74% at December 31, 2024. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed on or after 30 days prior to maturity. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to October 27, 2027, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, or (b) the discounted present value of the remaining scheduled payments of principal and interest that would be due if the senior notes being redeemed matured on October 27, 2027.

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

Subordinated debt
The Bancorp has entered into interest rate swaps to convert part of its subordinated fixed-rate notes due in 2038 to a floating rate. Of the $1.0 billion in 8.25% subordinated fixed-rate notes due in 2038, the Bancorp entered into an interest rate swap designated as a fair value hedge to convert $705 million of the notes to a floating rate of compounded SOFR plus 3.31%, and the Bancorp paid a rate of 8.20% on the hedged portion of these notes at December 31, 2024.

Subsidiary Long-Term Borrowings
Senior and subordinated debt
Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s banking subsidiary. Under the Bancorp’s banking subsidiary’s global bank note program, the Bank’s capacity to issue its senior and subordinated unsecured bank notes is $25.0 billion. As of December 31, 2024, $20.4 billion was available for future issuance under the global bank note program.

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

On July 26, 2018, the Bank issued and sold, under its bank notes program, $750 million of 3.95% senior fixed-rate notes due on July 28, 2025. The Bank entered into interest rate swaps designated as fair value hedges to convert these fixed-rate notes to a floating rate of compounded SOFR plus 1.16%, and the Bancorp paid a rate of 5.70% at December 31, 2024. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.
On January 31, 2020, the Bank issued and sold, under its bank notes program, $600 million of 2.25% senior fixed-rate notes due on February 1, 2027. The notes will be redeemable at the Bank’s option, in whole or in part, at any time or from time to time, on or after July 31, 2020, and prior to January 4, 2027, at a redemption price, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, equal to the greater of: (a) 100% of the aggregate principal amount of the notes being redeemed on that redemption date; and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed that would be due if the notes
165 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to be redeemed matured on January 4, 2027. Additionally, the notes will also be redeemable by the Bank, in whole or in part, on or after January 4, 2027, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Junior subordinated debt
The junior subordinated floating-rate debentures due in 2035 were assumed by the Bancorp’s direct nonbank subsidiary holding company as part of the acquisition of First Charter in June 2008. The obligation was issued to First Charter Capital Trust I and II. The floating-rate capital securities of First Charter Capital Trust I and II pay a floating rate at three-month CME Term SOFR plus 1.69% and 1.42%, respectively, plus the tenor spread adjustment of 0.26161%. The Bancorp’s nonbank subsidiary holding company has fully and unconditionally guaranteed all obligations under the acquired TruPS issued by First Charter Capital Trust I and II.

FHLB advances
At December 31, 2024, FHLB advances have a weighted-average rate of 4.91%, with interest payable monthly. The Bancorp has pledged $36.6 billion of loans and securities to secure its borrowing capacity at the FHLB which is partially utilized to fund $1.5 billion in FHLB advances that are outstanding. The FHLB advances mature as follows: $3 million in 2025, $1.5 billion in 2026 and $5 million after 2029.

Notes associated with consolidated VIEs
As discussed in Note 12, the Bancorp was determined to be the primary beneficiary of various VIEs associated with certain automobile and solar loan securitizations, including an automobile loan securitization transaction that occurred in August of 2023. Third-party holders of this debt do not have recourse to the general assets of the Bancorp. Approximately $846 million of outstanding notes related to these VIEs were included in long-term debt in the Consolidated Balance Sheets as of December 31, 2024. The notes mature as follows: $169 million in 2026, $550 million in 2028 and $127 million after 2029.
166 Fifth Third Bancorp

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of December 31:

($ in millions)	2024	2023
Commitments to extend credit	$80,680	81,570
Letters of credit	1,952	2,095
Forward contracts related to residential mortgage loans measured at fair value	881	650
Capital commitments for private equity investments	219	170
Capital expenditures	80	95
Purchase obligations	27	69

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2024 and 2023, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $134 million and $166 million, respectively, included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2024	2023
Pass	$78,734	79,593
Special mention	850	1,301
Substandard	1,095	676
Doubtful	1	—
Total commitments to extend credit	$80,680	81,570

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of December 31, 2024:

($ in millions)
Less than 1 year(a)	$980
1 - 5 years(a)	967
Over 5 years	5
Total letters of credit	$1,952
(a)Includes $2 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both December 31, 2024 and 2023 and are considered guarantees in accordance with U.S. GAAP. Approximately 76% and 72% of the total standby letters of credit were collateralized as of December 31, 2024 and 2023, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $12 million and $20 million at December 31, 2024 and 2023, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

167 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2024	2023
Pass	$1,779	1,902
Special mention	60	81
Substandard	110	112
Doubtful	3	—
Total letters of credit	$1,952	2,095

At December 31, 2024 and 2023, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of December 31, 2024 and 2023, total VRDNs, of which FTS was the remarketing agent for all, were $356 million and $400 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $45 million and $83 million of the VRDNs remarketed by FTS at December 31, 2024 and 2023, respectively. These letters of credit are included in the total letters of credit balance provided in the previous tables. The Bancorp held an immaterial amount and $6 million of these VRDNs in its portfolio and classified them as trading debt securities at December 31, 2024 and 2023, respectively.

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

As of December 31, 2024 and 2023, respectively, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $5 million and $7 million, respectively, included in other liabilities in the Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of December 31, 2024 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $8 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

168 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During both the years ended December 31, 2024 and 2023, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $20 million and $54 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the years ended December 31, 2024 and 2023 were $44 million and $89 million, respectively. Total outstanding repurchase demand inventory was $7 million and $8 million at December 31, 2024 and 2023, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $16 million and $6 million at December 31, 2024 and 2023, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both December 31, 2024 and 2023.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through December 31, 2024, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $170 million and $168 million at December 31, 2024 and 2023, respectively. Refer to Note 14 and Note 28 for further information.

169 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
After the Bancorp’s sale of the Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12
Q4 2021	250	11
Q2 2022	600	25
Q4 2022	350	15
Q2 2023	500	21
Q3 2023	150	6
Q3 2024	1,500	65
170 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Legal and Regulatory Proceedings

Litigation
Visa/MasterCard Merchant Interchange Litigation
In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 18 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement that was initially approved by the trial court but reversed by the U.S. Second Circuit Court of Appeals and remanded to the district court for further proceedings. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On September 17, 2018, the defendants in the consolidated class action signed a second settlement agreement (the “Amended Settlement Agreement”) resolving the claims seeking monetary damages by the proposed plaintiffs’ class (the “Plaintiff Damages Class”) and superseding the original settlement agreement entered into in October 2012. The Amended Settlement Agreement included, among other terms, a release from participating class members for liability for claims that accrue no later than five years after the Amended Settlement Agreement becomes final. The Amended Settlement Agreement provided for a total payment by all defendants of approximately $6.24 billion, composed of approximately $5.34 billion held in escrow plus an additional $900 million in new funds. Pursuant to the terms of the Settlement Agreement, $700 million of the additional $900 million has been returned to the defendants due to the level of opt-outs from the class. The Bancorp’s allocated share of the settlement is within existing reserves, including funds maintained in escrow. On December 13, 2019, the Court entered an order granting final approval for the settlement, and on March 15, 2023, the Second Circuit affirmed that order. The settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who have opted out of the proposed class settlement and are pursuing, or may in the future decide to pursue, private lawsuits. Several of the remaining opt-out cases have now been set for a trial scheduled to commence on October 20, 2025 in the matter of Target Corp. et al. v. Visa Inc. et al., Case No. 13 Civ. 3477 (AKH) (S.D.N.Y.). On September 27, 2021, the Court overseeing the class litigation entered an order certifying a class of merchants pursuing claims for injunctive relief. On March 26, 2024, Plaintiffs filed a motion seeking preliminary approval of a settlement that would resolve class claims for injunctive relief. On June 13, 2024, the Court held a hearing on Plaintiffs’ motion for preliminary approval of the injunctive relief settlement, and on June 25, 2024, the Court issued an order denying the request for preliminary approval of the settlement. The ultimate outcome in this matter, including the timing of resolution, remains uncertain. Refer to Note 18 for further information.

Klopfenstein v. Fifth Third Bank
On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class action lawsuits were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorneys’ fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On May 28, 2019, the Sixth Circuit Court of Appeals reversed the dismissal of plaintiffs’ breach of contract claim and remanded for further proceedings. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $440 million, plus prejudgment interest. On March 26, 2021, the trial court granted plaintiffs’ motion for class certification. On March 29, 2023, the trial court issued an order granting summary judgement on plaintiffs’ TILA claim, with statutory damages capped at $2 million plus costs and attorney fees. Plaintiffs’ claim for breach of contract proceeded to trial beginning on April 17, 2023. On April 27, 2023, the jury returned a verdict in favor of the Bank, finding a breach of contract, but that the voluntary payment doctrine is a complete defense to the breach of contract claim. On September 30, 2024, the trial court issued a decision denying post-trial motions related to the jury verdict. On October 30, 2024, plaintiffs filed a notice of appeal, and on November 7, 2024, Fifth Third filed a notice of cross appeal.

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
171 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Concurrently with the Stipulated Final Judgment and Order, Fifth Third, without admitting or denying any of the findings of fact or conclusions of law (except to establish jurisdiction), has also agreed to entry of a Consent Order related to a since-discontinued program in its auto lending business that placed collateral protection insurance on certain auto loans. Under the Consent Order, Fifth Third has agreed to pay a $5 million civil monetary penalty related to those issues, maintain existing policy changes related to its auto servicing practices, agreed to create a compliance plan to ensure its compliance with the order and provide a redress plan to remediate certain customers within a redress period beginning July 21, 2011 and ending December 31, 2020.

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

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of
172 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $92 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

20. Related Party Transactions
The Bancorp maintains written policies and procedures covering related party transactions with principal shareholders, directors and executives of the Bancorp. These policies and procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to approving a loan to a related party, Compliance Risk Management must review and determine whether the transaction requires approval from or a post notification to the Bancorp’s Board of Directors. At December 31, 2024 and 2023, certain directors, executive officers, principal holders of Bancorp common stock and their related interests were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s lending activities with its principal shareholders, directors, executives and their related interests at December 31:

($ in millions)	2024	2023
Commitments to lend, net of participations:
Directors and their affiliated companies	$162	165
Executive officers	3	3
Total	$165	168

Outstanding balance on loans, net of participations and undrawn commitments	$56	111

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
173 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Income Taxes
The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2024	2023	2022
Current income tax expense:
U.S. Federal income taxes	$452	647	570
State and local income taxes	75	96	126
Foreign income taxes	3	2	11
Total current income tax expense	530	745	707
Deferred income tax expense (benefit):
U.S. Federal income taxes	84	(81)	(31)
State and local income taxes	(13)	(23)	(29)
Foreign income taxes	1	(2)	—
Total deferred income tax expense (benefit)	72	(106)	(60)
Applicable income tax expense	$602	639	647

The current U.S. Federal income taxes above include proportional amortization for qualifying CDC investments of $200 million, $200 million and $189 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following is a reconciliation between the statutory U.S. Federal income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2024	2023	2022
Statutory tax rate	21.0%	21.0	21.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	1.7	1.9	2.5
Tax-exempt income	(0.9)	(0.8)	(0.8)
Tax credits and other tax benefits from CDC investments	(8.5)	(7.7)	(7.1)
Proportional amortization of qualifying CDC investments	6.8	6.7	6.1
Other tax credits	(0.1)	(0.7)	(0.4)
Other, net	0.6	1.0	(0.3)
Effective tax rate	20.6%	21.4	21.0

As discussed in Note 1, the Bancorp adopted ASU 2023-02 on January 1, 2024 which expanded the permitted usage of the proportional amortization method to include additional tax credit programs beyond qualifying LIHTC structures if certain conditions are met. As a result, tax credits and other tax benefits from CDC investments in the rate reconciliation table for the year ended December 31, 2024 include Low-Income Housing, New Markets and Rehabilitation Investment tax credits and other related tax benefits from those investments. For the years ended December 31, 2023 and 2022, prior to the adoption of ASU 2023-02, tax credits and other tax benefits from CDC investments only include the tax credits and other related tax benefits pertaining to investments in the Low-Income Housing tax credit program, with the credits arising from the Bancorp’s investments in the New Markets and Rehabilitation Investment tax credit programs presented as a component of other tax credits. Other tax credits in the rate reconciliation table also include the Increasing Research Activities and Qualified Zone Academy Bond tax credits. Tax-exempt income in the rate reconciliation table includes interest on municipal bonds, interest on tax-exempt lending, and income on life insurance policies held by the Bancorp.

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits:

($ in millions)	2024	2023	2022
Unrecognized tax benefits at January 1	$97	94	102
Gross increases for tax positions taken during prior period	12	14	3
Gross decreases for tax positions taken during prior period	(7)	(5)	(5)
Gross increases for tax positions taken during current period	21	15	11
Settlements with taxing authorities	(1)	(1)	—
Lapse of applicable statute of limitations	(21)	(20)	(17)
Unrecognized tax benefits at December 31(a)	$101	97	94
(a)All amounts represent unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

The Bancorp’s unrecognized tax benefits as of December 31, 2024, 2023 and 2022 primarily related to state income tax exposures from taking tax positions where the Bancorp believes it is likely that, upon examination, a state would take a position contrary to the position taken by the Bancorp.
174 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

Deferred income taxes are comprised of the following items at December 31:

($ in millions)	2024	2023
Deferred tax assets:
Other comprehensive income	$1,459	1,395
Allowance for loan and lease losses	494	488
Loan origination fees and costs	199	195
Deferred compensation	115	114
Reserves	38	33
State deferred taxes	35	43
Reserves for unfunded commitments	28	35
Federal net operating loss carryforwards	7	19
State net operating loss carryforwards	6	11
Other	138	135
Total deferred tax assets	$2,519	2,468
Deferred tax liabilities:
Lease financing	$583	551
MSRs and related economic hedges	153	141
Bank premises and equipment	76	68
Goodwill and intangible assets	64	70
Investments in joint ventures and partnership interests	48	58
Other	168	143
Total deferred tax liabilities	$1,092	1,031
Total net deferred tax asset	$1,427	1,437

At December 31, 2024 and 2023, the Bancorp recorded deferred tax assets of $6 million and $11 million, respectively, related to state net operating loss carryforwards. The deferred tax assets relating to state net operating losses are presented net of specific valuation allowances of $7 million and $5 million at December 31, 2024 and 2023, respectively. If these carryforwards are not utilized, they will expire in varying amounts through 2044.

The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2024 or 2023. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and, based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at December 31, 2024 and 2023 will ultimately be realized. The Bancorp reached this conclusion as it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences, its projected future taxable income and tax-planning strategies.

The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2020 through 2024. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a reasonable period of time. Otherwise, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

Any interest and penalties incurred in connection with income taxes are recorded as a component of applicable income tax expense in the Consolidated Financial Statements. During the years ended December 31, 2024, 2023 and 2022, the Bancorp recognized $1 million, $2 million and $1 million, respectively, of interest expense in connection with income taxes. At December 31, 2024 and 2023, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $11 million and $10 million, respectively. No material liabilities were recorded for penalties related to income taxes.

Retained earnings at both December 31, 2024 and 2023 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.

175 Fifth Third Bancorp

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

The following table summarizes the defined benefit retirement plans as of and for the years ended December 31:

($ in millions)	2024	2023
Fair value of plan assets at January 1	$102	109
Actual return on assets	(3)	5
Contributions	1	2
Settlement	(7)	(7)
Benefits paid	(6)	(7)
Fair value of plan assets at December 31	$87	102
Projected benefit obligation at January 1	$113	120
Interest cost	5	6
Settlement	(7)	(7)
Actuarial (gain) loss	(5)	1
Benefits paid	(6)	(7)
Projected benefit obligation at December 31	$100	113
Underfunded projected benefit obligation at December 31	$(13)	(11)
Accumulated benefit obligation at December 31(a)	$100	113
(a)Since the Plan’s benefits are frozen, the rate of compensation increase is no longer an assumption used to calculate the accumulated benefit obligation. Therefore, the accumulated benefit obligation was the same as the projected benefit obligation at both December 31, 2024 and 2023.

The following table summarizes net periodic benefit cost and other changes in the Plan’s assets and benefit obligations recognized in OCI for the years ended December 31:

($ in millions)	2024	2023	2022
Components of net periodic benefit cost:
Interest cost	$5	6	5
Expected return on assets	(5)	(5)	(4)
Amortization of net actuarial loss	2	2	3
Settlement	2	2	3
Net periodic benefit cost	$4	5	7
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$2	1	(11)
Amortization of net actuarial loss	(2)	(2)	(3)
Settlement	(1)	(2)	(3)
Total recognized in other comprehensive income	(1)	(3)	(17)
Total recognized in net periodic benefit cost and other comprehensive income	$3	2	(10)

Fair Value Measurements of Plan Assets
The following tables summarize Plan assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements Using(a)
2024 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$3	—	—	3
Debt securities:
U.S. Treasury and federal agencies securities	48	3	—	51
Asset-backed securities and other debt securities(b)	—	33	—	33
Total debt securities	$48	36	—	84
Total Plan assets	$51	36	—	87
(a)For further information on fair value hierarchy levels, refer to Note 1.
(b)Includes corporate bonds.

176 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the weighted-average plan assumptions for the years ended December 31:

	2024	2023	2022
For measuring benefit obligations at year end:
Discount rate	5.58%	5.04	5.37
For measuring net periodic benefit cost:
Discount rate	5.08	5.50	3.69
Expected return on plan assets	5.09	5.52	3.91

Lowering both the expected rate of return on the plan assets and the discount rate by 0.25% would have increased the 2024 pension expense by approximately $1 million.

Based on the actuarial assumptions, the Bancorp expects to contribute $1 million to the Plan in 2025. Estimated pension benefit payments are $12 million for 2025, $12 million for 2026, $11 million for 2027, $10 million for 2028 and $10 million for 2029. The total estimated payments for the years 2030 through 2034 is $39 million.

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

177 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category, with mutual and exchange-traded funds incorporated according to their underlying investments, for the years ended December 31:

	Targeted Range(a)	2024	2023
Fixed-income securities	50-100%	95	90
Cash or cash equivalents	0-100	5	10
Total		100%	100
(a)These reflect the targeted ranges for the year ended December 31, 2024.

Plan Management’s objective is to achieve and maintain a fully-funded status of the qualified defined benefit plan while also minimizing the risk of excess assets. As a result, the portfolio assets of the qualified defined benefit plan will continue to increase the weighting of long duration fixed income, or liability matching assets, as the funded status increases. There were no significant concentrations of risk associated with the investments of the Plan at December 31, 2024.

Permitted asset classes of the Plan include cash and cash equivalents, fixed-income (domestic and non-U.S. bonds), equities (U.S., non-U.S., emerging markets and real estate investment trusts), equipment leasing and mortgages. The Plan utilizes derivative instruments including puts, calls, straddles or other option strategies, as approved by management.

Fifth Third Bank, National Association, as Trustee, is expected to manage Plan assets in a manner consistent with the Plan agreement and other regulatory, federal and state laws. The Fifth Third Bank Pension, 401(k) and Medical Plan Committee (the “Committee”) is the plan administrator. The Trustee is required to provide to the Committee monthly and quarterly reports covering a list of Plan assets, portfolio performance, transactions and asset allocation. The Trustee is also required to keep the Committee apprised of any material changes in the Trustee’s outlook and recommended investment policy. There were no fees paid by the Plan for investment management, accounting or administrative services provided by the Trustee for the years ended December 31, 2024, 2023 and 2022.

Other Information on Retirement and Benefit Plans
The Bancorp has a qualified defined contribution savings plan that allows participants to make voluntary 401(k) contributions on a pre-tax or Roth basis, subject to statutory limitations. Expenses recognized for matching contributions to the Bancorp’s qualified defined contribution savings plan were $115 million, $114 million and $111 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Bancorp did not make profit sharing contributions during the years ended December 31, 2024, 2023 and 2022. In addition, the Bancorp has a non-qualified defined contribution plan that allows certain employees to make voluntary contributions into a deferred compensation plan. Expenses recognized by the Bancorp for its non-qualified defined contribution plan were $5 million, $5 million and $7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
178 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the years ended December 31:

	Total OCI			Total AOCI
2024 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during the year	$27	(12)	15
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	994	(209)	785
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	18	(4)	14
Net unrealized losses on available-for-sale debt securities	1,039	(225)	814	(4,094)	814	(3,280)

Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(994)	209	(785)
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	129	(28)	101
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(865)	181	(684)	—	(684)	(684)

Unrealized holding losses on cash flow hedge derivatives arising during the year	(724)	172	(552)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	351	(81)	270
Net unrealized losses on cash flow hedge derivatives	(373)	91	(282)	(372)	(282)	(654)

Net actuarial loss arising during the year	(2)	—	(2)
Reclassification of amounts to net periodic benefit costs	3	—	3
Defined benefit pension plans, net	1	—	1	(17)	1	(16)

Other	2	—	2	(4)	2	(2)
Total	$(196)	47	(149)	(4,487)	(149)	(4,636)

	Total OCI			Total AOCI
2023 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during the year	$656	(162)	494
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	1	—	1
Net unrealized losses on available-for-sale debt securities	657	(162)	495	(4,589)	495	(4,094)

Unrealized holding losses on cash flow hedge derivatives arising during the year	(171)	40	(131)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	334	(77)	257
Net unrealized losses on cash flow hedge derivatives	163	(37)	126	(498)	126	(372)

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	4	(1)	3
Defined benefit pension plans, net	3	(1)	2	(19)	2	(17)

Other	—	—	—	(4)	—	(4)
Total	$823	(200)	623	(5,110)	623	(4,487)
179 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total OCI			Total AOCI
2022 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during the year	$(7,194)	1,716	(5,478)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(2)	—	(2)
Net unrealized losses on available-for-sale debt securities	(7,196)	1,716	(5,480)	891	(5,480)	(4,589)

Unrealized holding losses on cash flow hedge derivatives arising during the year	(1,006)	232	(774)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(99)	22	(77)
Net unrealized losses on cash flow hedge derivatives	(1,105)	254	(851)	353	(851)	(498)

Net actuarial gain arising during the year	11	(2)	9
Reclassification of amounts to net periodic benefit costs	6	(1)	5
Defined benefit pension plans, net	17	(3)	14	(33)	14	(19)

Other	—	—	—	(4)	—	(4)
Total	$(8,284)	1,967	(6,317)	1,207	(6,317)	(5,110)

The table below presents reclassifications out of AOCI for the years ended December 31:

($ in millions)	Consolidated Statements of Income Caption	2024	2023	2022
Net unrealized losses on available-for-sale debt securities:(a)
Net (losses) gains included in net income	Securities gains (losses), net	$(18)	(1)	2
	Income before income taxes	(18)	(1)	2
	Applicable income tax expense	4	—	—
	Net income	(14)	(1)	2
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:(a)
Net losses included in net income	Interest on securities	(129)	—	—
	Income before income taxes	(129)	—	—
	Applicable income tax expense	28	—	—
	Net income	(101)	—	—
Net unrealized losses on cash flow hedge derivatives:(a)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	(351)	(334)	99
	Income before income taxes	(351)	(334)	99
	Applicable income tax expense	81	77	(22)
	Net income	(270)	(257)	77
Net periodic benefit costs:(a)
Amortization of net actuarial loss	Compensation and benefits(b)	(2)	(2)	(3)
Settlements	Compensation and benefits(b)	(1)	(2)	(3)
	Income before income taxes	(3)	(4)	(6)
	Applicable income tax expense	—	1	1
	Net income	(3)	(3)	(5)
Other:(a)
Net losses included in net income	Other noninterest expense	(2)	—	—
	Income before income taxes	(2)	—	—
	Applicable income tax expense	—	—	—
	Net income	(2)	—	—

Total reclassifications for the period	Net income	$(390)	(261)	74
(a)Amounts in parentheses indicate reductions to net income.
(b)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 22 for information on the computation of net periodic benefit cost.

180 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24. Common, Preferred and Treasury Stock
The table presents a summary of the share activity within common, preferred and treasury stock for the years ended:

	Common Stock		Preferred Stock		Treasury Stock
($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares
December 31, 2021	$2,051	923,892,581	$2,116	278,000	$(7,024)	241,114,917
Shares acquired for treasury	—	—	—	—	(100)	3,079,462
Impact of stock transactions under stock compensation plans, net	—	—	—	—	21	(3,687,834)
Other	—	—	—	—	—	156
December 31, 2022	$2,051	923,892,581	$2,116	278,000	$(7,103)	240,506,701
Shares acquired for treasury	—	—	—	—	(201)	5,589,996
Impact of stock transactions under stock compensation plans, net	—	—	—	—	42	(3,328,926)
December 31, 2023	$2,051	923,892,581	$2,116	278,000	$(7,262)	242,767,771
Shares acquired for treasury	—	—	—	—	(630)	15,043,170
Impact of stock transactions under stock compensation plans, net	—	—	—	—	52	(3,772,190)
December 31, 2024	$2,051	923,892,581	$2,116	278,000	$(7,840)	254,038,751

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
181 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Under this authorization, the Bancorp entered into and settled accelerated share repurchase transactions during the years ended December 31, 2024 and 2023. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the respective terms of each repurchase agreement. Each accelerated share repurchase was treated as two separate transactions: (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into and settled during the years ended December 31, 2024 and 2023:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
January 24, 2023	200	4,911,875	678,121	5,589,996	March 6, 2023
June 12, 2024	125	3,011,621	496,767	3,508,388	June 27, 2024
July 23, 2024	200	4,160,548	713,340	4,873,888	August 5, 2024
October 22, 2024	300	5,879,640	781,254	6,660,894	December 18, 2024

The Bancorp increased the cost basis of shares repurchased during the years ended December 31, 2024 and 2023 by $5 million and $1 million, respectively, as a result of the excise tax on share repurchases.

For further information on a subsequent event related to treasury stock, refer to Note 32.

182 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
25. Stock-Based Compensation
Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to executives, directors and key employees of the Bancorp and its subsidiaries. The 2024 Incentive Compensation Plan was approved by shareholders on April 16, 2024 and authorized the issuance of up to 55 million shares as equity compensation. The plan authorizes the issuance of SARs, RSAs, RSUs, stock options, performance share or unit awards, dividend or dividend equivalent rights and stock awards. As of December 31, 2024, there were 54.5 million shares available for future issuance. Based on total stock-based awards outstanding (including SARs, RSUs, stock options and PSAs) and shares remaining for future grants under the 2024 Incentive Compensation Plan, the potential dilution to which the Bancorp’s common shareholders are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp and its subsidiaries is 11%. SARs, RSUs, stock options and PSAs outstanding represent 2% of the Bancorp’s issued shares at December 31, 2024.

All of the Bancorp’s stock-based awards are to be settled with stock. The Bancorp has historically used treasury stock to settle stock-based awards, when available. SARs, issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have terms up to ten years and vest and typically become exercisable ratably over a three year period of continued employment. The Bancorp does not grant discounted SARs or stock options, re-price previously granted SARs or stock options or grant reload stock options. RSUs are typically released after three or four years or ratably over three or four years of continued employment and receive dividend equivalents. Dividend equivalents are accrued and paid in cash when the underlying shares are distributed, except for certain RSUs which have the rights to receive dividend equivalents paid in cash at each dividend payment date. Stock options were previously issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, had up to ten year terms and vested and became fully exercisable ratably over a three or four-year period of continued employment. For PSAs that are eligible to receive dividend equivalents, the accrued cash dividends are adjusted by the payout percentage achieved on the underlying awards. PSAs have three-year cliff vesting terms with performance conditions as defined by the plan. All of the Bancorp’s executive stock-based awards contain an annual performance hurdle of 2% return on tangible common equity. If this threshold is not met in any one of the three years during the performance period, one-third of PSAs are forfeited. Additionally, if this threshold is not met, all SARs and RSUs that would vest in the next year may also be forfeited at the discretion of the Human Capital and Compensation Committee of the Board of Directors. The Bancorp met this threshold as of December 31, 2024.

Stock-based compensation expense was $164 million, $169 million and $165 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in compensation and benefits expense in the Consolidated Statements of Income. The total related income tax benefit recognized was $34 million, $35 million and $34 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Stock Appreciation Rights
The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant.

The weighted-average assumptions were as follows for the years ended December 31:

	2024	2023	2022
Expected life (in years)	7	7	7
Expected volatility	33%	31	31
Expected dividend yield	4.2	3.6	3.4
Risk-free interest rate	4.1	3.8	2.7

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

The grant-date fair value of SARs is measured using the Black-Scholes option-pricing model. The weighted-average grant-date fair value of SARs granted was $9.71, $10.49 and $12.76 per share for the years ended December 31, 2024, 2023 and 2022, respectively. The total grant-date fair value of SARs that vested during the years ended December 31, 2024, 2023 and 2022 was $3 million, $3 million and $2 million, respectively.

At December 31, 2024, there was $2 million of stock-based compensation expense related to outstanding SARs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2024 of 1.8 years.

183 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes SARs activity for the years ended December 31:

	2024		2023		2022
SARs (in thousands, except per share data)	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share
Outstanding at January 1	7,331	$23.72	9,112	$22.22	11,185	$20.47
Granted	316	33.51	253	37.19	304	46.96
Exercised	(3,010)	20.01	(2,011)	18.42	(2,358)	17.05
Forfeited or expired	(1)	19.01	(23)	40.36	(19)	30.43
Outstanding at December 31	4,636	$26.80	7,331	$23.72	9,112	$22.22
Exercisable at December 31	4,063	$25.39	6,796	$22.44	8,487	$20.97

The following table summarizes outstanding and exercisable SARs by grant price per share at December 31, 2024:

	Outstanding SARs			Exercisable SARs
SARs (in thousands, except per share data)	Number of SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Number of SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)
$10.01-$20.00	1,673	$18.28	0.9	1,673	$18.28	0.9
$20.01-$30.00	1,615	27.10	3.0	1,615	27.10	3.0
$30.01-$40.00	1,105	34.27	7.0	612	33.90	5.5
Over $40.00	243	49.51	7.1	163	49.51	7.1
All SARs	4,636	$26.80	3.4	4,063	$25.39	2.7

Restricted Stock Units
The total grant-date fair value of RSUs that were released during the years ended December 31, 2024, 2023 and 2022 was $141 million, $130 million and $110 million, respectively. At December 31, 2024, there was $168 million of stock-based compensation expense related to outstanding RSUs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2024 of 2.3 years.

The following table summarizes RSUs activity for the years ended December 31:

	2024		2023		2022
RSUs (in thousands, except per unit data)	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at January 1	10,365	$37.63	9,906	$38.04	9,487	$30.67
Granted	4,546	33.87	4,763	34.94	4,682	47.11
Released	(3,751)	37.54	(3,696)	35.04	(3,608)	30.54
Forfeited	(396)	36.37	(608)	38.75	(655)	37.12
Outstanding at December 31	10,764	$36.12	10,365	$37.63	9,906	$38.04

The following table summarizes outstanding RSUs by grant-date fair value per unit at December 31, 2024:

	Outstanding RSUs
RSUs (in thousands)	Units	Weighted-Average Remaining Contractual Life (in years)
Under $25.00	554	0.4
$25.01-$30.00	403	0.8
$30.01-$35.00	4,940	1.4
$35.01-$40.00	3,160	1.2
$40.01-$45.00	124	1.6
$45.01 and over	1,583	0.6
All RSUs	10,764	1.1

184 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
There were no stock options granted during the years ended December 31, 2024, 2023 and 2022. The Bancorp generally utilizes the Black-Scholes option pricing model to measure the fair value of stock option grants.

The total intrinsic value of stock options exercised was $2 million, $1 million and $2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Cash received from stock options exercised was $2 million, $1 million and $1 million for the years ended December 31, 2024, 2023 and 2022, respectively. No stock options vested during the years ended December 31, 2024 and 2023 and an immaterial amount of stock options vested during the year ended December 31, 2022. As of December 31, 2024, the aggregate intrinsic value of both outstanding stock options and exercisable stock options was $2 million.

The following table summarizes stock options activity for the years ended December 31:

	2024		2023		2022
Stock Options (in thousands, except per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding at January 1	224	$21.45	312	$21.65	409	$21.51
Exercised	(129)	21.03	(86)	21.97	(97)	21.06
Forfeited or expired	—	—	(2)	27.71	—	—
Outstanding at December 31	95	$22.03	224	$21.45	312	$21.65
Exercisable at December 31	95	$22.03	224	$21.45	312	$21.65

The following table summarizes outstanding and exercisable stock options by exercise price per share at December 31, 2024:

	Outstanding Stock Options			Exercisable Stock Options
Stock Options (in thousands, except per share data)	Number of Options	Weighted-Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Number of Options	Weighted-Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)
$10.01-$20.00	50	18.58	0.8	50	18.58	0.8
$20.01-$30.00	45	25.86	2.8	45	25.86	2.8
All stock options	95	$22.03	1.8	95	$22.03	1.8

Other Stock-Based Compensation
PSAs are payable contingent upon the Bancorp achieving certain predefined performance targets over a three-year measurement period. Depending on performance, between zero and 1.2 million shares may be released to settle the PSAs outstanding at December 31, 2024 once the applicable performance periods are completed. Awards granted during the years ended December 31, 2024, 2023 and 2022 will be entirely settled in stock. The performance targets are based on the Bancorp’s performance relative to a defined peer group. PSAs use a performance-based metric based on return on average common equity in relation to peers. During the years ended December 31, 2024, 2023 and 2022, approximately 295 thousand, 256 thousand and 288 thousand PSAs, respectively, were granted by the Bancorp. These awards were granted at a weighted-average grant-date fair value of $33.51, $37.19 and $47.03 per unit during the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022, approximately 355 thousand, 395 thousand and 429 thousand PSAs, respectively, were distributed to participants. These awards were distributed with a total grant date fair value of $12 million, $12 million and $11 million during the years ended December 31, 2024, 2023 and 2022, respectively.

The Bancorp sponsors an employee stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2024, 2023 and 2022, there were approximately 487 thousand, 768 thousand and 520 thousand shares, respectively, purchased by participants. The Bancorp recognized expense of $2 million in each of the years ended December 31, 2024, 2023 and 2022 related to this plan. This expense is included in compensation and benefits expense in the Consolidated Statements of Income. On April 16, 2024, the Bancorp’s shareholders approved the 2024 Employee Stock Purchase Plan. This plan allowed for the purchase of up to 15 million shares and cancelled the remaining 1.8 million shares available for purchase under the predecessor plan. Approximately 278 thousand shares purchased by participants during the year ended December 31, 2024 were under the Bancorp’s 2024 Employee Stock Purchase Plan, leaving approximately 14.7 million shares available for future issuance as of December 31, 2024.
185 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26. Other Noninterest Income and Other Noninterest Expense
The following table presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2024	2023	2022
Other noninterest income:
BOLI income	$66	61	64
Private equity investment income	35	44	70
Equity method investment income	18	52	22
Income from the TRA associated with Worldpay, Inc.	11	22	46
Gains (losses) on sales of businesses	7	—	(7)
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(138)	(94)	(84)
Other, net	13	6	38
Total other noninterest income	$12	91	149
Other noninterest expense:
FDIC insurance and other taxes	$181	385	132
Leasing business expense	92	121	131
Losses and adjustments	86	91	91
Data processing	81	87	82
Dues and subscriptions	61	61	58
Travel	60	56	60
Securities recordkeeping	55	50	48
Professional service fees	49	53	54
Postal and courier	48	46	40
Cash and coin processing	47	48	44
Intangible amortization	35	43	47
Other, net	178	184	145
Total other noninterest expense	$973	1,225	932

27. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the years ended December 31:

($ in millions, except per share data)	2024	2023	2022
Net income available to common shareholders	$2,155	2,212	2,330
Less: Income allocated to participating securities	—	—	2
Net income allocated to common shareholders	2,155	2,212	2,328
Average common shares outstanding - basic	682	684	689
Effect of dilutive stock-based awards	5	4	6
Average common shares outstanding - diluted	687	688	695
Earnings per share - basic	3.16	3.23	3.38
Earnings per share - diluted	3.14	3.22	3.35
Anti-dilutive stock-based awards excluded from diluted shares	1	6	3
186 Fifth Third Bancorp

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

	Fair Value Measurements Using
December 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$4,360	—	—	4,360
Obligations of states and political subdivisions securities	—	—	—	—
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	5,681	—	5,681
Agency commercial mortgage-backed securities	—	20,832	—	20,832
Non-agency commercial mortgage-backed securities	—	4,167	—	4,167
Asset-backed securities and other debt securities	—	3,729	—	3,729
Available-for-sale debt and other securities(a)	4,360	34,409	—	38,769
Trading debt securities:
U.S. Treasury and federal agencies securities	591	35	—	626
Obligations of states and political subdivisions securities	—	120	—	120
Agency residential mortgage-backed securities	—	10	—	10
Asset-backed securities and other debt securities	—	429	—	429
Trading debt securities	591	594	—	1,185
Equity securities	307	34	—	341
Residential mortgage loans held for sale	—	574	—	574
Residential mortgage loans(b)	—	—	108	108
Servicing rights	—	—	1,704	1,704
Derivative assets:
Interest rate contracts	7	721	2	730
Foreign exchange contracts	—	1,167	—	1,167
Commodity contracts	75	500	—	575
Derivative assets(c)	82	2,388	2	2,472
Total assets	$5,340	37,999	1,814	45,153
Liabilities:
Derivative liabilities:
Interest rate contracts	$—	939	5	944
Foreign exchange contracts	—	1,120	—	1,120
Equity contracts	—	—	170	170
Commodity contracts	57	507	—	564
Derivative liabilities(d)	57	2,566	175	2,798
Short positions:
U.S. Treasury and federal agencies securities	139	—	—	139
Asset-backed securities and other debt securities	—	156	—	156
Equity securities	21	—	—	21
Short positions(d)	160	156	—	316
Total liabilities	$217	2,722	175	3,114
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $276, $500 and $2, respectively, at December 31, 2024.
(b)Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)Included in other assets in the Consolidated Balance Sheets.
(d)Included in other liabilities in the Consolidated Balance Sheets.
187 Fifth Third Bancorp

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
188 Fifth Third Bancorp

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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At December 31, 2024 and 2023, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the Bancorp’s IRLCs at December 31, 2024 was $2 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $2 million and $3 million, respectively. Immediate increases in current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $2 million and $4 million, respectively. An immediate 10% or 20% change in loan closing rates, either adverse or favorable, would not have a material impact on the fair value of IRLCs as of December 31, 2024. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

189 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2024 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$116	1,737	—	(168)	1,685
Total (losses) gains (realized/unrealized):(b)
Included in earnings	(1)	(77)	41	(138)	(175)
Purchases/originations	—	49	(1)	—	48
Sales	—	(5)	—	—	(5)
Settlements	(11)	—	(43)	136	82
Transfers into Level 3(c)	4	—	—	—	4
Balance, end of period	$108	1,704	(3)	(170)	1,639
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2024	$(1)	14	6	(138)	(119)
(a)Net interest rate derivatives include derivative assets and liabilities of $2 and $5, respectively, as of December 31, 2024.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at December 31, 2024.
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
190 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 as follows:

($ in millions)	2024	2023	2022
Mortgage banking net revenue	$(38)	(54)	177
Capital markets fees	2	4	4
Other noninterest income	(139)	(94)	(84)
Total (losses) gains	$(175)	(144)	97

The total losses and gains included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at December 31, 2024, 2023 and 2022 were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2024	2023	2022
Mortgage banking net revenue	$18	(25)	295
Capital markets fees	2	4	4
Other noninterest income	(139)	(94)	(84)
Total (losses) gains	$(119)	(115)	215

The following tables present information as of December 31, 2024 and 2023 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of December 31, 2024 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$108	Loss rate model	Interest rate risk factor	(51.9)	-	4.6%		(13.3)%	(a)
			Credit risk factor	—	-	0.5%		0.2%	(a)
Servicing rights	1,704	DCF	Prepayment speed	—	-	100.0%	(Fixed)	5.8%	(b)
							(Adjustable)	16.9%	(b)
			OAS (bps)	420	-	1,823	(Fixed)	459	(b)
							(Adjustable)	731	(b)
IRLCs, net	2	DCF	Loan closing rates	20.8	-	96.0%		83.5%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(170)	DCF	Timing of the resolution of the Covered Litigation	Q2 2027	-	Q1 2028		Q4 2027	(d)
(a)Unobservable inputs were weighted by the relative carrying value of the instruments.
(b)Unobservable inputs were weighted by the relative unpaid principal balance of the instruments.
(c)Unobservable inputs were weighted by the relative notional amount of the instruments.
(d)Unobservable inputs were weighted by the probability of the final funding date of the instruments.

As of December 31, 2023 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$116	Loss rate model	Interest rate risk factor	(23.4)	-	3.4%		(11.6)%	(a)
			Credit risk factor	—	-	0.6%		0.2%	(a)
Servicing rights	1,737	DCF	Prepayment speed	—	-	100.0%	(Fixed)	5.9%	(b)
							(Adjustable)	20.3%	(b)
			OAS (bps)	477	-	1,447	(Fixed)	569	(b)
							(Adjustable)	1,016	(b)
IRLCs, net	5	DCF	Loan closing rates	20.9	-	96.0%		82.3%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(168)	DCF	Timing of the resolution of the Covered Litigation	Q4 2024	-	Q1 2027		Q4 2025	(d)
(a)Unobservable inputs were weighted by the relative carrying value of the instruments
(b)Unobservable inputs were weighted by the relative unpaid principal balance of the instruments.
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

191 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of December 31, 2024 and 2023, and for which a nonrecurring fair value adjustment was recorded during the years ended December 31, 2024 and 2023, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2024
Commercial loans held for sale	$—	—	6	6	(1)
Commercial loans and leases	—	—	168	168	(245)
Consumer and residential mortgage loans	—	—	215	215	(17)
OREO	—	—	2	2	(2)
Bank premises and equipment	—	—	7	7	(1)
Private equity investments	—	3	—	3	11
Total	$—	3	398	401	(255)

	Fair Value Measurements Using				Total Losses
As of December 31, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2023
Commercial loans held for sale	$—	—	1	1	—
Commercial loans and leases	—	—	163	163	(162)
Consumer and residential mortgage loans	—	—	189	189	(12)
OREO	—	—	18	18	(8)
Bank premises and equipment	—	—	15	15	(2)
Operating lease equipment	—	—	2	2	—
Private equity investments	—	—	—	—	(2)
Total	$—	—	388	388	(186)

The following tables present information as of December 31, 2024 and 2023 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of December 31, 2024 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$6	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	168	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	215	Appraised value	Collateral value	NM	NM
OREO	2	Appraised value	Appraised value	NM	NM
Bank premises and equipment	7	Appraised value	Appraised value	NM	NM

As of December 31, 2023 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$1	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	163	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	189	Appraised value	Collateral value	NM	NM
OREO	18	Appraised value	Appraised value	NM	NM
Bank premises and equipment	15	Appraised value	Appraised value	NM	NM
Operating lease equipment	2	Appraised value	Appraised value	NM	NM

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the years ended December 31, 2024 and 2023. These valuations were primarily based on applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans (Level 3 of the valuation hierarchy).

Portfolio loans and leases
During the years ended December 31, 2024 and 2023, the Bancorp recorded nonrecurring adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases
192 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
where the amortized cost basis of the loan or lease exceeds the estimated net realizable value of the collateral, then an ALLL is recognized, or a charge-off once the remaining amount is considered uncollectible.

OREO
During the years ended December 31, 2024 and 2023, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties upon the transfer, or subsequent to the transfer, to OREO. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of $11 million during the year ended December 31, 2024 and did not recognize gains during the year ended December 31, 2023, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of December 31, 2024 includes a cumulative $20 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp did not recognize impairment charges during the year ended December 31, 2024 and recognized $2 million of impairment charges on its private equity investments for the year ended December 31, 2023. The carrying value of the Bancorp’s private equity investments still held as of December 31, 2024 includes a cumulative $15 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fair value changes recognized in earnings for residential mortgage loans held at December 31, 2024 and 2023 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included losses of $11 million and $6 million, respectively. These changes are reported in mortgage banking net revenue in the Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount at both December 31, 2024 and 2023. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

193 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2024
Residential mortgage loans measured at fair value	$682	693	(11)
Past due loans of 30-89 days	1	1	—
Past due loans of 90 days or more	1	1	—
Nonaccrual loans	2	2	—
December 31, 2023
Residential mortgage loans measured at fair value	$450	456	(6)
Past due loans of 30-89 days	1	1	—
Nonaccrual loans	2	2	—

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2024 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$3,014	3,014	—	—	3,014
Other short-term investments	17,120	17,120	—	—	17,120
Other securities	778	—	778	—	778
Held-to-maturity securities	11,278	2,344	8,619	2	10,965
Loans and leases held for sale	66	—	—	66	66
Portfolio loans and leases:
Commercial loans and leases	72,139	—	—	72,319	72,319
Consumer and residential mortgage loans	45,192	—	—	42,155	42,155
Total portfolio loans and leases, net	$117,331	—	—	114,474	114,474
Financial liabilities:
Deposits	$167,252	—	167,353	—	167,353
Federal funds purchased	204	204	—	—	204
Other short-term borrowings	4,450	—	4,459	—	4,459
Long-term debt	14,440	3,753	10,835	—	14,588

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2023 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$3,142	3,142	—	—	3,142
Other short-term investments	22,082	22,082	—	—	22,082
Other securities	722	—	722	—	722
Held-to-maturity securities	2	—	—	2	2
Loans and leases held for sale	44	—	—	44	44
Portfolio loans and leases:
Commercial loans and leases	71,616	—	—	71,766	71,766
Consumer and residential mortgage loans	43,180	—	—	41,410	41,410
Total portfolio loans and leases, net	$114,796	—	—	113,176	113,176
Financial liabilities:
Deposits	$168,912	—	168,873	—	168,873
Federal funds purchased	193	193	—	—	193
Other short-term borrowings	2,861	—	2,872	—	2,872
Long-term debt	16,418	14,481	1,903	—	16,384
194 Fifth Third Bancorp

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

Failure to meet the minimum capital requirements or falling below the “well-capitalized” measure can initiate certain actions by regulators that could have a direct material effect on the Consolidated Financial Statements of the Bancorp. The Bancorp is subject to the stress capital buffer requirement and must maintain capital ratios above its buffered minimum (regulatory minimum plus stress capital buffer) in order to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. At December 31, 2024 and 2023, the Bancorp’s stress capital buffer requirement was 3.2% and 2.5%, respectively. The Bancorp’s capital ratios have exceeded the stress capital buffer requirement for all periods presented.

The Bancorp and its banking subsidiary, Fifth Third Bank, National Association, had CET1 capital, Tier 1 risk-based capital, Total risk-based capital and Leverage ratios above the “well-capitalized” levels at both December 31, 2024 and 2023. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s banking subsidiary must, among other things, maintain “well-capitalized” capital ratios.

The following table presents capital and risk-based capital and leverage ratios for the Bancorp and its banking subsidiary at December 31:

	2024		2023
($ in millions)	Amount	Ratio	Amount	Ratio
CET1 capital:
Fifth Third Bancorp	$17,339	10.57%	$16,800	10.29%
Fifth Third Bank, National Association	20,943	12.86	20,147	12.42
Tier 1 risk-based capital:
Fifth Third Bancorp	19,455	11.86	18,916	11.59
Fifth Third Bank, National Association	20,943	12.86	20,147	12.42
Total risk-based capital:
Fifth Third Bancorp	22,746	13.86	22,400	13.72
Fifth Third Bank, National Association	23,116	14.19	22,463	13.85
Leverage:(a)
Fifth Third Bancorp	19,455	9.22	18,916	8.73
Fifth Third Bank, National Association	20,943	10.02	20,147	9.38
(a)Quarterly average assets are a component of the Leverage ratio and for this purpose do not include goodwill and any other intangible assets and other investments that the U.S. banking agencies determine should be deducted from Tier 1 capital.
195 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30. Parent Company Financial Statements

Condensed Statements of Income (Parent Company Only)
For the years ended December 31 ($ in millions)	2024	2023	2022
Income
Dividends from consolidated nonbank subsidiaries(a)	$1,800	1,819	165
Securities gains (losses), net	3	4	(9)
Interest	85	63	11
Total income	1,888	1,886	167
Expenses
Interest	553	525	311
Other	27	39	19
Total expenses	580	564	330
Income (Loss) Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	1,308	1,322	(163)
Applicable income tax benefit	(115)	(112)	(76)
Income (Loss) Before Equity in Undistributed Earnings of Subsidiaries	1,423	1,434	(87)
Equity in undistributed earnings	891	915	2,533
Net Income	$2,314	2,349	2,446
Other Comprehensive Income	—	—	—
Comprehensive Income	$2,314	2,349	2,446
(a)Includes dividends paid by the Bancorp’s indirect banking subsidiary to the Bancorp’s direct nonbank subsidiary holding company of $1.8 billion for both the years ended December 31, 2024 and 2023. The Bancorp’s indirect banking subsidiary did not pay dividends during the year ended December 31, 2022.

Condensed Balance Sheets (Parent Company Only)
As of December 31 ($ in millions)	2024	2023
Assets
Cash	$969	120
Other short-term investments	3,106	6,500
Available-for-sale debt and other securities	2,500	1,000
Equity securities	29	34
Loans to nonbank subsidiaries	5	—
Investment in nonbank subsidiaries	22,891	21,998
Goodwill	80	80
Other assets	156	179
Total Assets	$29,736	29,911
Liabilities
Other short-term borrowings	$3	—
Accrued expenses and other liabilities	567	631
Long-term debt (external)	9,521	10,108
Total Liabilities	$10,091	10,739
Equity
Common stock	$2,051	2,051
Preferred stock	2,116	2,116
Capital surplus	3,804	3,757
Retained earnings	24,150	22,997
Accumulated other comprehensive loss	(4,636)	(4,487)
Treasury stock	(7,840)	(7,262)
Total Equity	19,645	19,172
Total Liabilities and Equity	$29,736	29,911
196 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows (Parent Company Only)
For the years ended December 31 ($ in millions)	2024	2023	2022
Operating Activities
Net income	$2,314	2,349	2,446
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	7	7	7
Provision for (benefit from) deferred income taxes	2	1	(3)
Securities (gains) losses, net	(3)	(4)	9
Equity in undistributed earnings	(891)	(915)	(2,533)
Net change in:
Equity securities	8	4	6
Other assets	(49)	147	(115)
Accrued expenses and other liabilities	(60)	(126)	45
Net Cash Provided by (Used in) Operating Activities	1,328	1,463	(138)
Investing Activities
Proceeds from maturities of securities issued by subsidiary	1,000	1,000	—
Purchase of securities issued by subsidiary	(2,500)	(1,000)	(1,000)
Net change in:
Other short-term investments	3,394	(833)	567
Loans to nonbank subsidiaries	(5)	60	132
Net Cash Provided by (Used in) Investing Activities	1,889	(773)	(301)
Financing Activities
Net change in other short-term borrowings	3	(121)	(240)
Proceeds from issuance of long-term debt	1,742	1,244	2,986
Repayment of long-term debt	(2,250)	(500)	(1,200)
Dividends paid on common and preferred stock	(1,176)	(1,060)	(927)
Repurchase of treasury stock and related forward contract	(625)	(200)	(100)
Other, net	(62)	(53)	(82)
Net Cash (Used in) Provided by Financing Activities	(2,368)	(690)	437
Increase (Decrease) in Cash	849	—	(2)
Cash at Beginning of Period	120	120	122
Cash at End of Period	$969	120	120

197 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31. Business Segments
The Bancorp has three reportable segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management. The Bancorp’s reportable segments have been determined based on its management structure and management accounting practices. This presentation is aligned with how results are reviewed internally by the Bancorp’s Chairman, Chief Executive Officer and President, which the Bancorp has determined to be its Chief Operating Decision Maker (“CODM”). For each of the Bancorp’s segments, the CODM primarily uses segment income before income taxes on an FTE basis to allocate resources such as employees and capital. The CODM also monitors trends in net interest income, noninterest income and noninterest expense to evaluate the financial performance of each segment and make resource allocation decisions. These decisions also consider segment-specific events and circumstances, general market conditions, forecasts and variances to annual budgets. Additionally, the CODM uses segment average assets as a measure to allocate resources to the segments.
The Bancorp manages interest rate risk centrally at the corporate level. By employing an FTP methodology, the segments are insulated from most benchmark interest rate volatility, enabling them to focus on serving customers through the origination of loans and acceptance of deposits. The FTP methodology assigns charge and credit rates to classes of assets and liabilities, respectively, based on the estimated amount and timing of the cash flows for each transaction. Assigning the FTP rate based on matching the duration of cash flows allocates interest income and interest expense to each segment so its resulting net interest income is insulated from future changes in benchmark interest rates. The Bancorp’s FTP methodology also allocates the contribution to net interest income of the asset-generating and deposit-providing businesses on a duration-adjusted basis to better attribute the driver of the performance. As the asset and liability durations are not perfectly matched, the residual impact of the FTP methodology is captured in General Corporate and Other. The charge and credit rates are determined using the FTP rate curve, which is based on an estimate of Fifth Third’s marginal borrowing cost in the wholesale funding markets. The FTP curve is constructed using the U.S. swap curve, brokered CD pricing and unsecured debt pricing.

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

The Bancorp’s methodology for allocating provision for credit losses to the segments includes charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each segment. Provision for credit losses attributable to loan and lease growth and changes in ALLL factors is captured in General Corporate and Other. The financial results of the segments also include allocations for shared services and headquarters expenses, which are included within other noninterest expense. Additionally, the segments form synergies by taking advantage of relationship depth opportunities and funding operations by accessing the capital markets as a collective unit.

The following is a description of each of the Bancorp’s segments and the products and services they provide to their respective client bases.

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

198 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the results of operations and assets by segment for the years ended December 31:

2024 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(d)	Total
Net interest income (FTE)(a)	$2,647	4,169	210	(1,372)	5,654
Provision for (benefit from) credit losses	304	322	—	(96)	530
Net interest income after provision for (benefit from) credit losses	$2,343	3,847	210	(1,276)	5,124
Noninterest income:
Wealth and asset management revenue	$3	247	397	—	647
Commercial payments revenue	529	76	1	2	608
Consumer banking revenue	—	551	2	2	555
Capital markets fees	421	2	2	(1)	424
Commercial banking revenue	373	4	—	—	377
Mortgage banking net revenue	—	210	1	—	211
Other noninterest income	53	4	1	(46)	12
Securities gains, net	1	—	—	14	15
Total noninterest income	$1,380	1,094	404	(29)	2,849
Noninterest expense:
Compensation and benefits	$656	882	222	1,003	2,763
Technology and communications	14	30	1	429	474
Net occupancy expense(b)	36	212	12	79	339
Equipment expense	28	51	—	74	153
Loan and lease expense	31	80	1	20	132
Marketing expense	3	68	1	43	115
Card and processing expense	9	75	1	(1)	84
Other noninterest expense(c)	1,117	1,074	149	(1,367)	973
Total noninterest expense	$1,894	2,472	387	280	5,033
Income (loss) before income taxes (FTE)	$1,829	2,469	227	(1,585)	2,940
Average assets	$77,177	51,627	4,390	79,612	212,806
(a)Includes FTE adjustments of $15 for Commercial Banking and $9 for General Corporate and Other.
(b)Includes impairment losses and termination charges of $1 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(c)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(d)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

199 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(e)	Total
Net interest income (FTE)(a)	$3,828	5,207	360	(3,543)	5,852
Provision for credit losses	12	303	1	199	515
Net interest income after provision for credit losses	$3,816	4,904	359	(3,742)	5,337
Noninterest income:
Wealth and asset management revenue	$2	216	363	—	581
Commercial payments revenue	473	85	1	5	564
Consumer banking revenue	—	544	2	—	546
Capital markets fees	419	2	1	—	422
Commercial banking revenue	406	2	—	1	409
Mortgage banking net revenue	—	250	—	—	250
Other noninterest income(b)	65	6	2	18	91
Securities gains (losses), net	(9)	—	—	27	18
Total noninterest income	$1,356	1,105	369	51	2,881
Noninterest expense:
Compensation and benefits	$654	878	220	942	2,694
Technology and communications	14	27	1	422	464
Net occupancy expense(c)	41	209	12	69	331
Equipment expense	29	44	—	75	148
Loan and lease expense	30	86	1	16	133
Marketing expense	3	70	1	52	126
Card and processing expense	11	76	1	(4)	84
Other noninterest expense(d)	1,221	1,125	139	(1,260)	1,225
Total noninterest expense	$2,003	2,515	375	312	5,205
Income (loss) before income taxes (FTE)	$3,169	3,494	353	(4,003)	3,013
Average assets	$83,078	50,974	4,678	69,696	208,426
(a)Includes FTE adjustments of $16 for Commercial Banking and $9 for General Corporate and Other.
(b)Includes impairment charges of $1 recorded in Consumer and Small Business Banking and $1 recorded in General Corporate and Other for bank premises and equipment. For more information, refer to Note 7 and Note 28.
(c)Includes impairment losses and termination charges of $2 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(d)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(e)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

200 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022 ($ in millions)	Commercial Banking		Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(f)	Total
Net interest income (FTE)(a)	$2,552		3,131	262	(320)	5,625
Provision for credit losses	33		139	—	391	563
Net interest income after provision for credit losses	$2,519		2,992	262	(711)	5,062
Noninterest income:
Wealth and asset management revenue	$3		204	363	—	570
Commercial payments revenue	468		89	1	10	568
Consumer banking revenue	—		538	2	2	542
Capital markets fees	387		2	—	(2)	387
Commercial banking revenue	417	(c)	1	1	—	419
Mortgage banking net revenue	—		214	1	—	215
Other noninterest income(b)	98		7	—	44	149
Securities losses, net	(33)		(2)	—	(49)	(84)
Total noninterest income	$1,340		1,053	368	5	2,766
Noninterest expense:
Compensation and benefits	$639		828	218	869	2,554
Technology and communications	11		22	1	382	416
Net occupancy expense(d)	40		196	13	58	307
Equipment expense	27		38	—	80	145
Loan and lease expense	27		107	1	32	167
Marketing expense	5		58	1	54	118
Card and processing expense	11		72	1	(4)	80
Other noninterest expense(e)	1,063		1,068	144	(1,343)	932
Total noninterest expense	$1,823		2,389	379	128	4,719
Income (loss) before income taxes (FTE)	$2,036		1,656	251	(834)	3,109
Average assets	$82,239		49,823	4,763	70,104	206,929
(a)Includes FTE adjustments of $10 for Commercial Banking and $6 for General Corporate and Other.
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
(e)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(f)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

32. Subsequent Events
On January 22, 2025, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp paid $225 million on January 23, 2025 to repurchase shares of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its Board-approved 100 million share repurchase program previously announced on June 18, 2019. The Bancorp expects the settlement of the transaction to occur on or before March 28, 2025.

On January 28, 2025, the Bank issued and sold, under its bank notes program, $700 million of fixed-rate/floating-rate senior notes due on January 28, 2028. The senior notes will bear interest at a rate of 4.967% per annum to, but excluding, January 28, 2027. From, and including January 28, 2027 until maturity, the senior notes will bear interest at a rate of compounded SOFR plus 0.81%. The senior notes are redeemable at the Bank’s option, in whole, but not in part, one year prior to their maturity date, or in whole or in part beginning 30 days prior to maturity, at par plus accrued and unpaid interest. Additionally, the senior notes are redeemable at the Bank’s option, in whole or in part, beginning 180 days after the issue date and prior to January 28, 2027, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, plus accrued and unpaid interest, or (b) the sum of the present value of the remaining scheduled payments of principal and interest.

On January 28, 2025, the Bank issued and sold, under its bank notes program, $300 million of floating-rate senior notes due on January 28, 2028. The senior notes will bear interest at a rate of compounded SOFR plus 0.81%. These senior notes are redeemable at the Bank’s option, in whole, but not in part, one year prior to their maturity date, or in whole or in part beginning 30 days prior to maturity, at par plus accrued and unpaid interest.
201 Fifth Third Bancorp

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

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2024. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2024. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2024. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2024. This report appears on page 203 of the annual report.

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

/s/ Timothy N. Spence	/s/ Bryan D. Preston
Timothy N. Spence	Bryan D. Preston
Chairman, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer
February 24, 2025	February 24, 2025

202 Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Fifth Third Bancorp:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Bancorp and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 24, 2025
203 Fifth Third Bancorp

ITEM 9B. OTHER INFORMATION
Adoption or Termination of Insider Trading Arrangements
On December 10, 2024, Jude A. Schramm, Executive Vice President and Chief Information Officer of the Bancorp, adopted a trading arrangement for the sale of shares of stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Schramm’s Rule 10b5-1 Trading Plan, which shall terminate on December 31, 2025, provides for the sale of up to 10,000 shares of common stock pursuant to the terms of the Rule 10b5-1 Trading Plan.

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

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “Election of Directors” of the Bancorp’s Proxy Statement for the 2025 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “Corporate Governance” and “Board of Directors, Committees, Meetings, and Functions” of the Bancorp’s Proxy Statement for the 2025 Annual Meeting of Shareholders. Fifth Third’s Code of Business Conduct and Ethics is available on Fifth Third’s corporate website at www.53.com. In addition, any future amendments to, or waivers from, a provision of the Fifth Third Code of Business Conduct and Ethics that applies to Fifth Third’s directors or executive officers (including Fifth Third’s principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

The information required by this item concerning Delinquent Section 16(a) Reports is incorporated herein by reference under the caption “Delinquent Section 16(a) Reports” of the Bancorp’s Proxy Statement for the 2025 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference under the captions “Compensation Discussion and Analysis,” “Compensation of Named Executive Officers,” “Board of Directors Compensation,” “CEO Pay Ratio,” “Human Capital and Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of the Bancorp’s Proxy Statement for the 2025 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “Certain Beneficial Owners,” “Election of Directors,” “Compensation Discussion and Analysis,” “Board of Directors Compensation,” and “Compensation of Named Executive Officers” of the Bancorp’s Proxy Statement for the 2025 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 25 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference under the captions “Certain Transactions”, “Election of Directors”, “Corporate Governance” and “Board of Directors, Committees, Meetings, and Functions” of the Bancorp’s Proxy Statement for the 2025 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference under the caption “Principal Independent External Audit Firm Fees” of the Bancorp’s Proxy Statement for the 2025 Annual Meeting of Shareholders. The Bancorp’s principal independent external audit firm is Deloitte & Touche LLP, whose PCAOB Firm ID is 34.

204 Fifth Third Bancorp

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pages
Public Accounting Firm	106, 203
Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	108
Notes to Consolidated Financial Statements	113

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

205 Fifth Third Bancorp

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

4.27
Form of depositary receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.26). Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed with the SEC on August 26, 2019.

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

206 Fifth Third Bancorp

4.48	Form of 6.339% Fixed Rate/Floating Rate Senior Notes due 2029. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 27, 2023.
4.49
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

4.50	Form of 5.631% Fixed Rate/Floating Rate Senior Notes due 2032. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on January 29, 2024.
4.51
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

4.52	Form of 4.895% Fixed Rate/Floating Rate Senior Notes due 2030. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on September 6, 2024.
4.53	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
4.54	Description of Registrant’s Securities. Incorporated by reference to Exhibit 4.44 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2022.
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

10.3	First Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated.*
10.4	Second Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated.*
10.5	Third Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated.*
10.6	Fourth Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated.*
10.7	Fifth Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated.*
10.8	Sixth Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated.*
10.9	Fifth Third Bancorp 2011 Incentive Compensation Plan. Incorporated by reference to Annex 1 to the Registrant’s Proxy Statement dated March 10, 2011.*
10.10
First Amendment to the Fifth Third Bancorp 2011 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.11	Fifth Third Bancorp 2014 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 6, 2014.*
10.12
First Amendment to the Fifth Third Bancorp 2014 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.13	Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 9, 2017.*
10.14
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

10.16	Fifth Third Bancorp 2021 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement filed on March 2, 2021.*
10.17	Fifth Third Bancorp 2024 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement filed on March 5, 2024.*
10.18
Fifth Third Bancorp Non-qualified Deferred Compensation Plan (as amended and restated effective as of September 1, 2020). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.*

10.19
Fifth Third Bancorp Executive Change in Control Severance Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2014.*

10.20
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

10.22	Fifth Third Bank, National Association Executive Severance Benefits Plan. Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 23, 2021.*
10.23	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.24	Restricted Stock Unit Agreement (for Directors). Incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.25
Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated July 29, 2015 between Fifth Third Bancorp and Morgan Stanley & Co. LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015.**

10.26
Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated April 27, 2015 between Fifth Third Bancorp and Barclays Bank PLC, through its agent Barclays Capital Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015.**

10.27
Master Confirmation, dated January 22, 2015, and Supplemental Confirmation, for accelerated share repurchase transaction dated January 22, 2015 between Fifth Third Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015.**

207 Fifth Third Bancorp

10.28	Bancorp Director Pay Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.*
10.29	2016 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.30
2017 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.31	Long-Term Incentive Award Overview February 2017 Grants. Incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.32
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

10.34	Long-Term Incentive Award Overview 2018 Grants. Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*
10.35	2018 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.*
10.36
2018 Long-Term Incentive Compensation Program Overview February 2019 Grants. Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.37	2019 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*
10.38	2019 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*
10.39
2019 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.40
2019 Long-Term Incentive Compensation Program Overview February 2020 Grants. Incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10.41	2020 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.42	2020 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.43
2020 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10.44	2019 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.45	2020 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.*
10.46
2020 Long-Term Incentive Compensation Program Overview February 2021 Grants. Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10.47	2021 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*
10.48	2021 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*
10.49
2021 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10.50	2021 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.*
10.51
2021 Long-Term Incentive Compensation Program Overview February 2022 Grants. Incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*

10.52	2022 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*
10.53	2022 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*
10.54
2022 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*

10.55	2022 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.*
10.56
2022 Long-Term Incentive Compensation Program Overview February 2023 Grants. Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.*

10.57	2023 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.*
10.58	2023 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.*
10.59
2023 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.*

10.60	2023 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.*
10.61
Master Confirmation, as supplemented by two Supplemental Confirmations, for accelerated share repurchase transaction dated March 11, 2019 between Fifth Third Bancorp and JPMorgan Chase Bank, National Association, London Branch. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.**

208 Fifth Third Bancorp

10.62
Master Confirmation dated as of August 5, 2019, as supplemented by a Supplemental Confirmation dated August 5, 2019, for accelerated share repurchase transaction between Fifth Third Bancorp and Citibank, N.A. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019.***

10.63
Master Confirmation dated September 30, 2024, for accelerated share repurchase transaction between Fifth Third Bancorp, Deutsche Bank AG, London Branch and Deutsche Bank Securities Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.

10.64	Supplemental Confirmation dated October 21, 2024, to Master Confirmation dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC.***
10.65	Master Confirmation dated December 13, 2024, for accelerated share repurchase transaction between Fifth Third Bancorp, Royal Bank of Canada and RBC Capital Markets, LLC.
10.66
2023 Long-Term Incentive Compensation Program Overview February 2024 Grants. Incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.*

10.67	2024 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.*
10.68	2024 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.*
10.69
2024 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.*

10.70	Form of 2024 Restricted Stock Unit Retention Agreement. Incorporated by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.*
10.71
Form of 2024 Restricted Stock Unit Retention Agreement subject to additional covenant. Incorporated by reference to Exhibit 10.77 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.*

10.72	2024 Restricted Stock Unit Agreement (for Directors). Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024. *
10.73	2024 Long-Term Incentive Compensation Program Overview February 2025 Grants.*
10.74	2025 Performance Share Award Agreement.*
10.75	2025 Restricted Stock Unit Agreement (for Executive Officers).*
19	Enterprise Insider Trading and Ethical Investing Policy.
21	Fifth Third Bancorp Subsidiaries, as of February 15, 2025.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
99.1	Stipulated Final Judgement and Order filed July 9, 2024. Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on July 9, 2024.
99.2
Consent Order filed July 9, 2024, issued by the Consumer Financial Protection Bureau, including the Stipulation and Consent to the Issuance of a Consent Order, dated July 5, 2024, by Fifth Third Bank, N.A. Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on July 9, 2024.

97	Compensation Clawback and Disclosure Policy. Incorporated by reference to Exhibit 97 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
101.INSXBRL	Instance Document.
101.SCHXBRL	Taxonomy Extension Schema Document.
101.CALXBRL	Taxonomy Extension Calculation Linkbase Document.
101.DEFXBRL	Taxonomy Extension Definition Linkbase Document.
101.LABXBRL	Taxonomy Extension Label Linkbase Document.
101.PREXBRL	Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
209 Fifth Third Bancorp

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
Registrant

/s/ Timothy N. Spence
Timothy N. Spence
Chairman, Chief Executive Officer and President
Principal Executive Officer
February 24, 2025

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 24, 2025 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

/s/ Timothy N. Spence
Timothy N. Spence
Chairman, Chief Executive Officer and President
Principal Executive Officer

/s/ Bryan D. Preston
Bryan D. Preston
Executive Vice President and Chief Financial Officer
Principal Financial Officer

/s/ Jeffrey A. Lopper
Jeffrey A. Lopper
Senior Vice President and Chief Accounting Officer
Principal Accounting Officer

DIRECTORS:

/s/ Timothy N. Spence
Timothy N. Spence
Chairman

/s/ Nicholas K. Akins
Nicholas K. Akins
Lead Independent Director

/s/ B. Evan Bayh III
B. Evan Bayh III

/s/ Jorge L. Benitez
Jorge L. Benitez

/s/ Katherine B. Blackburn
Katherine B. Blackburn

/s/ Emerson L. Brumback
Emerson L. Brumback

/s/ Linda W. Clement-Holmes
Linda W. Clement-Holmes

/s/ C. Bryan Daniels
C. Bryan Daniels

/s/ Laurent Desmangles
Laurent Desmangles

/s/ Mitchell S. Feiger
Mitchell S. Feiger

/s/ Thomas H. Harvey
Thomas H. Harvey

/s/ Gary R. Heminger
Gary R. Heminger

/s/ Eileen A. Mallesch
Eileen A. Mallesch

/s/ Michael B. McCallister
Michael B. McCallister

/s/ Kathleen A. Rogers
Kathleen A. Rogers

/s/ Marsha C. Williams
Marsha C. Williams

210 Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)
	Interest-Earning Assets
Year	Loans and Leases	Other Short-Term Investments	Investment Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets
2024	$117,724	20,457	56,619	194,800	2,677	17,637	212,806
2023	122,282	11,934	57,527	191,743	2,772	16,169	208,426
2022	120,561	12,419	53,346	186,326	3,093	19,490	206,929
2021	114,117	33,243	37,018	184,378	3,055	21,050	206,324
2020	114,411	21,935	36,342	172,688	2,978	20,933	194,230
2019	107,794	2,140	35,470	145,404	2,748	16,903	163,936
2018	93,876	1,476	33,553	128,905	2,200	12,203	142,183
2017	92,731	1,390	32,172	126,293	2,224	13,236	140,527
2016	94,320	1,866	30,099	126,285	2,303	14,870	142,173
2015	93,339	3,258	26,987	123,584	2,608	15,100	139,999

AVERAGE DEPOSITS AND AVERAGE SHORT-TERM BORROWINGS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)
	Deposits
Year	Demand	Interest Checking	Savings	Money Market	Certificates of Deposit(a)	Foreign Office and Other	Total	Short-Term Borrowings(b)	Total
2024	$40,314	58,599	17,594	36,165	14,606	158	167,436	3,231	170,667
2023	46,195	52,378	20,872	30,943	13,630	158	164,176	5,351	169,527
2022	60,185	45,835	23,445	29,326	4,030	170	162,991	4,925	167,916
2021	62,028	45,850	20,531	30,631	3,744	164	162,948	1,440	164,388
2020	47,111	46,890	16,440	29,879	7,455	256	148,031	2,094	150,125
2019	34,343	36,658	14,041	25,879	9,974	474	121,369	2,313	123,682
2018	32,634	29,818	13,330	21,769	6,532	839	104,922	3,120	108,042
2017	35,093	26,382	13,958	20,231	6,335	665	102,664	3,715	106,379
2016	35,862	25,143	14,346	19,523	6,745	830	102,449	3,351	105,800
2015	35,164	26,160	14,951	18,152	6,920	874	102,221	2,641	104,862

INCOME FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
						Per Share
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared
2024	$10,426	4,796	2,849	5,033	2,155	3.16	3.14	1.44
2023	9,760	3,933	2,881	5,205	2,212	3.23	3.22	1.36
2022	6,587	978	2,766	4,719	2,330	3.38	3.35	1.26
2021	5,211	441	3,118	4,748	2,659	3.78	3.73	1.14
2020	5,572	790	2,830	4,718	1,323	1.84	1.83	1.08
2019	6,254	1,457	3,536	4,660	2,419	3.38	3.33	0.94
2018	5,183	1,043	2,790	3,958	2,118	3.11	3.06	0.74
2017	4,489	691	3,224	3,782	2,105	2.86	2.81	0.60
2016	4,193	578	2,696	3,737	1,472	1.92	1.91	0.53
2015	4,028	495	3,003	3,643	1,610	2.00	1.97	0.52

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
		Equity
Year	Common Shares Outstanding	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total	Book Value Per Share	Allowance for Loan and Lease Losses
2024	669,853,830	$2,051	2,116	3,804	24,150	(4,636)	(7,840)	19,645	26.17	2,352
2023	681,124,810	2,051	2,116	3,757	22,997	(4,487)	(7,262)	19,172	25.04	2,322
2022	683,385,880	2,051	2,116	3,684	21,689	(5,110)	(7,103)	17,327	22.26	2,194
2021	682,777,664	2,051	2,116	3,624	20,236	1,207	(7,024)	22,210	29.43	1,892
2020	712,760,325	2,051	2,116	3,635	18,384	2,601	(5,676)	23,111	29.46	2,453
2019	708,915,629	2,051	1,770	3,599	18,315	1,192	(5,724)	21,203	27.41	1,202
2018	646,630,857	2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	23.07	1,103
2017	693,804,893	2,051	1,331	2,790	14,957	73	(5,002)	16,200	21.43	1,196
2016	750,479,299	2,051	1,331	2,756	13,290	59	(3,433)	16,054	19.62	1,253
2015	785,080,314	2,051	1,331	2,666	12,224	197	(2,764)	15,705	18.31	1,272
(a) Includes CDs $250,000 or less and CDs over $250,000.
(b) Includes federal funds purchased and other short-term borrowings.

211 Fifth Third Bancorp

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP DIRECTORS	FIFTH THIRD BANCORP OFFICERS
REGIONAL PRESIDENTS

Michael Ash David Briggs Timothy Elsbrock Lee Fite David Girodat Stephanie Green Kimberly Halbauer Mark Heckler Francie Henry Randy Koporc
Matt Nipper Tom Partridge Cary Putrino Thomas G. Welch, Jr. Joseph Yurosek

FIFTH THIRD BANCORP BOARD COMMITTEES

Audit Committee
Eileen A. Mallesch, Chair B. Evan Bayh, III
Jorge L. Benitez Linda W. Clement-Holmes C. Bryan Daniels
Gary R. Heminger
Kathleen A. Rogers

Finance Committee
Gary R. Heminger, Chair
Nicholas K. Akins
Jorge L. Benitez
Mitchell S. Feiger
Thomas H. Harvey
Eileen A. Mallesch
Michael B. McCallister

Human Capital and Compensation Committee
Michael B. McCallister, Chair
Nicholas K. Akins
Jorge L. Benitez Linda W. Clement-Holmes
Gary R. Heminger
Marsha C. Williams

Nominating and Corporate Governance Committee
Thomas H. Harvey, Chair
Nicholas K. Akins
Katherine B. Blackburn Laurent Desmangles
Marsha C. Williams

Risk and Compliance Committee
Mitchell S. Feiger, Chair
Katherine B. Blackburn Emerson L. Brumback
C. Bryan Daniels Laurent Desmangles Thomas H. Harvey
Eileen A. Mallesch Kathleen A. Rogers

Technology Committee
Jorge L. Benitez, Chair
B. Evan Bayh, III
Linda W. Clement-Holmes
C. Bryan Daniels Laurent Desmangles
Mitchell S. Feiger
Thomas H. Harvey

Timothy N. Spence Chairman Fifth Third Bancorp	Timothy N. Spence Chairman, Chief Executive Officer & President

Nicholas K. Akins, Lead Director Retired Chairman & Chief Executive Officer American Electric Power Company	Kristine R. Garrett Executive Vice President, Group Regional President & Head of Wealth & Asset Management

B. Evan Bayh, III Senior Advisor Apollo Global Management
Kala J. Gibson Executive Vice President & Chief Corporate Responsibility Officer

Jorge L. Benitez Retired Chief Executive Officer North America of Accenture plc
Kevin P. Lavender Executive Vice President & Head of Commercial Bank

Katherine B. Blackburn Executive Vice President Cincinnati Bengals, Inc.
James C. Leonard Executive Vice President & Chief Operating Officer

Emerson L. Brumback Retired President & Chief Operating Officer M&T Bank
Jeffrey A. Lopper Senior Vice President & Chief Accounting Officer

Linda W. Clement-Holmes Retired Chief Information Officer The Procter & Gamble Company
Nancy C. Pinckney Executive Vice President & Chief Human Resource Officer

C. Bryan Daniels Founding Partner Prairie Capital
Bryan D. Preston Executive Vice President & Chief Financial Officer

Laurent Desmangles Retired Senior Partner & Managing Director Boston Consulting
Jude A. Schramm Executive Vice President & Chief Information Officer

Mitchell S. Feiger Retired Chief Executive Officer and President MB Financial, Inc.
Robert P. Shaffer Executive Vice President & Chief Risk Officer

Thomas H. Harvey Chief Executive Officer Energy Innovation: Policy and Technology, LLC
Melissa S. Stevens Executive Vice President & Chief Marketing Officer

Gary R. Heminger Retired Chief Executive Officer & Chairman Marathon Petroleum Corporation
Susan B. Zaunbrecher Executive Vice President, Chief Legal Officer & Corporate Secretary

Eileen A. Mallesch Retired Chief Financial Officer Nationwide Property & Casualty Segment, Nationwide Mutual Insurance Company

Michael B. McCallister Retired Chairman & Chief Executive Officer Humana, Inc.

Kathleen A. Rogers Retired Executive Vice President U.S. Bancorp

Marsha C. Williams Retired Chief Financial Officer Orbitz Worldwide, Inc.

212 Fifth Third Bancorp