Form 10-Q
period 2025-03-31
FIFTH THIRD BANCORP
filed 2025-05-06
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
There were 667,492,181 shares of the Registrant’s common stock, without par value, outstanding as of April 30, 2025.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS
This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements other than statements of historical fact are forward-looking statements. These statements relate to our financial condition, results of operations, plans, objectives, future performance, capital actions or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) deteriorating credit quality; (2) loan concentration by location or industry of borrowers or collateral; (3) problems encountered by other financial institutions; (4) inadequate sources of funding or liquidity; (5) unfavorable actions of rating agencies; (6) inability to maintain or grow deposits; (7) limitations on the ability to receive dividends from subsidiaries; (8) cyber-security risks; (9) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (10) failures by third-party service providers; (11) inability to manage strategic initiatives and/or organizational changes; (12) inability to implement technology system enhancements, including the use of artificial intelligence; (13) failure of internal controls and other risk management programs; (14) losses related to fraud, theft, misappropriation or violence; (15) inability to attract and retain skilled personnel; (16) adverse impacts of government regulation; (17) governmental or regulatory changes or other actions; (18) failures to meet applicable capital requirements; (19) regulatory objections to Fifth Third’s capital plan; (20) regulation of Fifth Third’s derivatives activities; (21) deposit insurance premiums; (22) assessments for the orderly liquidation fund; (23) weakness in the national or local economies; (24) global political and economic uncertainty or negative actions; (25) changes in interest rates and the effects of inflation; (26) changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs; (27) changes and trends in capital markets; (28) fluctuation of Fifth Third’s stock price; (29) volatility in mortgage banking revenue; (30) litigation, investigations, and enforcement proceedings; (31) breaches of contractual covenants, representations and warranties; (32) competition and changes in the financial services industry; (33) potential impacts of the adoption of real-time payment networks; (34) changing retail distribution strategies, customer preferences and behavior; (35) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (36) potential dilution from future acquisitions; (37) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (38) results of investments or acquired entities; (39) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (40) inaccuracies or other failures from the use of models; (41) effects of critical accounting policies and judgments or the use of inaccurate estimates; (42) weather-related events, other natural disasters, or health emergencies (including pandemics); (43) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity; (44) changes in law or requirements imposed by Fifth Third’s regulators impacting our capital actions, including dividend payments and stock repurchases; and (45) Fifth Third’s ability to meet its environmental and/or social targets, goals and commitments. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as may be required by law, and we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The information contained herein is intended to be reviewed in its totality, and any stipulations, conditions or provisos that apply to a given piece of information in one part of this report should be read as applying mutatis mutandis to every other instance of such information appearing herein.

PART I. FINANCIAL INFORMATION
Glossary of Abbreviations and Acronyms
Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements.

ACL: Allowance for Credit Losses	FTP: Funds Transfer Pricing
AFS: Available-for-Sale	FTS: Fifth Third Securities, Inc.
ALCO: Asset Liability Management Committee	GDP: Gross Domestic Product
ALLL: Allowance for Loan and Lease Losses	GNMA: Government National Mortgage Association
AOCI: Accumulated Other Comprehensive Income (Loss)	GSE: United States Government Sponsored Enterprise
APR: Annual Percentage Rate	HTM: Held-to-Maturity
ARM: Adjustable Rate Mortgage	IPO: Initial Public Offering
ASC: Accounting Standards Codification	IRC: Internal Revenue Code
ASU: Accounting Standards Update	IRLC: Interest Rate Lock Commitment
ATM: Automated Teller Machine	ISDA: International Swaps and Derivatives Association, Inc.
BOLI: Bank Owned Life Insurance	LIBOR: London Interbank Offered Rate
bps: Basis Points	LIHTC: Low-Income Housing Tax Credit
CD: Certificate of Deposit	LLC: Limited Liability Company
CDC: Fifth Third Community Development Corporation and Fifth Third	LTV: Loan-to-Value Ratio
Community Development Company, LLC	MD&A: Management’s Discussion and Analysis of Financial
CECL: Current Expected Credit Loss	Condition and Results of Operations
CET1: Common Equity Tier 1	MSR: Mortgage Servicing Right
CFPB: United States Consumer Financial Protection Bureau	N/A: Not Applicable
C&I: Commercial and Industrial	NII: Net Interest Income
DCF: Discounted Cash Flow	NM: Not Meaningful
DTCC: Depository Trust & Clearing Corporation	OAS: Option-Adjusted Spread
ERM: Enterprise Risk Management	OCC: Office of the Comptroller of the Currency
ERMC: Enterprise Risk Management Committee	OCI: Other Comprehensive Income (Loss)
EVE: Economic Value of Equity	OREO: Other Real Estate Owned
FASB: Financial Accounting Standards Board	SBA: Small Business Administration
FDIC: Federal Deposit Insurance Corporation	SEC: United States Securities and Exchange Commission
FHA: Federal Housing Administration	SOFR: Secured Overnight Financing Rate
FHLB: Federal Home Loan Bank	TBA: To Be Announced
FHLMC: Federal Home Loan Mortgage Corporation	TILA: Truth in Lending Act
FICO: Fair Isaac Corporation (credit rating)	U.S.: United States of America
FINRA: Financial Industry Regulatory Authority	U.S. GAAP: United States Generally Accepted Accounting
FNMA: Federal National Mortgage Association	Principles
FOMC: Federal Open Market Committee	VA: United States Department of Veterans Affairs
FRB: Federal Reserve Bank	VIE: Variable Interest Entity
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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2025, the Bancorp had $213 billion in assets and operated 1,084 full-service banking centers and 2,069 Fifth Third branded ATMs in eleven states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on three business segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, refer to the Glossary of Abbreviations and Acronyms in this report for a list of terms included as a tool for the reader of this Quarterly Report on Form 10-Q. The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2025, net interest income on an FTE basis and noninterest income provided 68% and 32% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Accelerated Share Repurchase Transaction
During the three months ended March 31, 2025, the Bancorp entered into and settled an accelerated share repurchase transaction in the amount of $225 million. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Senior Notes Offerings
On January 28, 2025, the Bank issued and sold, under its bank note program, $700 million of fixed-rate/floating-rate senior notes due on January 28, 2028. The senior notes will bear interest at a rate of 4.967% per annum to, but excluding, January 28, 2027. From, and including January 28, 2027 until maturity, the senior notes will bear interest at a rate of compounded SOFR plus 0.81%.

On January 28, 2025, the Bank issued and sold, under its bank note program, $300 million of floating-rate senior notes due on January 28, 2028. The senior notes will bear interest at a rate of compounded SOFR plus 0.81%.

Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for more information.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 1: Earnings Summary
	For the three months ended March 31,		%
($ in millions, except for per share data)	2025	2024	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,437	1,384	4
Net interest income (FTE)(a)(b)	1,442	1,390	4
Noninterest income	694	710	(2)
Total revenue (FTE)(a)(b)	2,136	2,100	2
Provision for credit losses	174	94	85
Noninterest expense	1,304	1,342	(3)
Net income	515	520	(1)
Net income available to common shareholders	478	480	—
Common Share Data
Earnings per share - basic	$0.71	0.70	1
Earnings per share - diluted	0.71	0.70	1
Cash dividends declared per common share	0.37	0.35	6
Book value per share	27.41	24.72	11
Market value per share	39.20	37.21	5
Financial Ratios
Return on average assets	0.99%	0.98	1
Return on average common equity	10.8	11.6	(7)
Return on average tangible common equity(b)	15.2	17.0	(11)
Dividend payout	52.1	50.0	4
(a)Amounts presented on an FTE basis. The FTE adjustments were $5 and $6 for the three months ended March 31, 2025 and 2024, respectively.
(b)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
Net income available to common shareholders for the first quarter of 2025 was $478 million, or $0.71 per diluted share, compared to $480 million, or $0.70 per diluted share, for the first quarter of 2024. Preferred stock dividends were $37 million and $40 million for the first quarter of 2025 and 2024, respectively.

Net interest income on an FTE basis (non-GAAP) was $1.4 billion for the three months ended March 31, 2025, increasing $52 million compared to the same period in the prior year. Net interest income for the three months ended March 31, 2025 was positively impacted by lower rates paid on average interest-bearing liabilities and higher average balances of loans and leases. These positive impacts were partially offset by lower yields on average commercial loans and leases as well as a decrease in the average balances of other short-term investments. Net interest margin on an FTE basis (non-GAAP) was 3.03% for the three months ended March 31, 2025 compared to 2.86% for the same period in the prior year.

The provision for credit losses was $174 million and $94 million for the three months ended March 31, 2025 and 2024, respectively. Provision expense for the three months ended March 31, 2025 was affected by factors which caused an increase in the ACL from December 31, 2024, including higher period-end loan and lease balances and deterioration in the economic forecasts used to calculate the ACL, partially offset by favorable impacts of improvements in the risk profile of the loan and lease portfolio. Net losses charged-off as a percent of average portfolio loans and leases were 0.46% and 0.38% for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.81% compared to 0.71% at December 31, 2024. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income decreased $16 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to a $19 million decrease in net securities gains/losses which was driven by the mark-to-market impacts of non-qualified deferred compensation plans that are offset in expenses. Excluding the impact of securities gains/losses, noninterest income was relatively stable as growth in wealth and asset management revenue and commercial payments revenue was mostly offset by decreases in capital markets fees, commercial banking revenue and other noninterest income.

Noninterest expense decreased $38 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to the $33 million charge related to the FDIC special assessment recognized in the first quarter of 2024 not recurring in 2025, partially offset by increases in technology and communications expense and equipment expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
For more information on net interest income, provision for credit losses, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets as of March 31, 2025. As of March 31, 2025, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 10.43%;
•Tier 1 risk-based capital ratio: 11.71%;
•Total risk-based capital ratio: 13.63%;
•Leverage ratio: 9.23%.

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

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended March 31,
($ in millions)	2025	2024
Net interest income (U.S. GAAP)	$1,437	1,384
Add: FTE adjustment	5	6
Net interest income on an FTE basis (1)	$1,442	1,390
Net interest income on an FTE basis (annualized) (2)	5,848	5,591

Interest income (U.S. GAAP)	$2,432	2,608
Add: FTE adjustment	5	6
Interest income on an FTE basis	$2,437	2,614
Interest income on an FTE basis (annualized) (3)	9,883	10,513

Interest expense (annualized) (4)	$4,035	4,923
Noninterest income (5)	694	710
Noninterest expense (6)	1,304	1,342
Average interest-earning assets (7)	192,808	195,349
Average interest-bearing liabilities (8)	144,285	146,533

Ratios:
Net interest margin on an FTE basis (2) / (7)	3.03%	2.86
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.33	2.02
Efficiency ratio on an FTE basis (6) / ((1) + (5))	61.0	63.9

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

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended March 31,
($ in millions)	2025	2024
Net income available to common shareholders (U.S. GAAP)	$478	480
Add: Intangible amortization, net of tax	6	8
Tangible net income available to common shareholders	$484	488
Tangible net income available to common shareholders (annualized) (1)	1,963	1,963

Average Bancorp shareholders’ equity (U.S. GAAP)	$20,000	18,727
Less: Average preferred stock	2,116	2,116
Average goodwill	4,918	4,918
Average intangible assets	86	121
Average tangible common equity (2)	$12,880	11,572

Return on average tangible common equity (1) / (2)	15.2%	17.0

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	March 31, 2025	December 31, 2024
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$20,403	19,645
Less: Preferred stock	2,116	2,116
Goodwill	4,918	4,918
Intangible assets	82	90
AOCI	(3,895)	(4,636)
Tangible common equity, excluding AOCI (1)	$17,182	17,157
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$19,298	19,273

Total Assets (U.S. GAAP)	$212,669	212,927
Less: Goodwill	4,918	4,918
Intangible assets	82	90
AOCI, before tax	(5,125)	(5,868)
Tangible assets, excluding AOCI (3)	$212,794	213,787

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	9.07%	9.02
Tangible common equity as a percentage of tangible assets (1) / (3)	8.07	8.03

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standard applicable to the Bancorp and the expected impact of a significant accounting standard issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, goodwill, legal contingencies and fair value measurements. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the valuation techniques or models during the three months ended March 31, 2025.

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

Table 5 presents the components of net interest income, net interest margin and net interest rate spread for the three months ended March 31, 2025 and 2024, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.4 billion for the three months ended March 31, 2025, increasing $52 million compared to the same period in the prior year. Net interest income for the three months ended March 31, 2025 was positively impacted by lower rates paid on average interest-bearing liabilities and higher average balances of loans and leases. These positive impacts were partially offset by lower yields on average commercial loans and leases as well as a decrease in the average balances of other short-term investments.

Net interest rate spread on an FTE basis (non-GAAP) was 2.33% for the three months ended March 31, 2025 compared to 2.02% for the same period in the prior year. Rates paid on average interest-bearing liabilities decreased 56 bps, partially offset by a 25 bps decrease in yields on average interest-earning assets for the three months ended March 31, 2025 compared to the same period in the prior year.

Net interest margin on an FTE basis (non-GAAP) was 3.03% for the three months ended March 31, 2025 compared to 2.86% for the comparable period in the prior year. Net interest margin for the three months ended March 31, 2025 was positively impacted by the previously mentioned increase in net interest rate spread and a decrease in interest-earning assets, which included a decrease in average other short-term investments partially offset by an increase in average loans and leases. Net interest margin results are expected to modestly increase over the next several quarters driven by loan growth, fixed-rate asset repricing and continued liability cost management, assuming that the FOMC continues its easing cycle. However, net interest margin may be negatively impacted by increased deposit competition or higher levels of cash and other short-term investments.

Interest income on an FTE basis (non-GAAP) from loans and leases decreased $44 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily driven by a decrease in yields on average commercial loans and leases associated with lower market rates, partially offset by an increase in the average balances of loans and leases and higher yields on average consumer loans due to fixed-rate asset repricing. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments decreased $133 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to decreases in the average balances of and yields on other short-term investments.

Interest expense on average core deposits decreased $165 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a decrease in the cost of average interest-bearing core deposits to 239 bps for the three months ended March 31, 2025 from 291 bps for the three months ended March 31, 2024. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding decreased $64 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a decrease in rates paid on average wholesale funding and a decrease in the average balances

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
of CDs over $250,000, partially offset by an increase in the average balances of FHLB advances. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three months ended March 31, 2025, average wholesale funding represented 15% of average interest-bearing liabilities compared to 17% for the three months ended March 31, 2024. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	March 31, 2025			March 31, 2024			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$53,430	819	6.22%	$53,256	938	7.08%	$3	(122)	(119)
Commercial mortgage loans	12,388	182	5.97	11,339	177	6.28	16	(11)	5
Commercial construction loans	5,813	99	6.92	5,732	103	7.20	1	(5)	(4)
Commercial leases	3,110	37	4.80	2,543	27	4.24	6	4	10
Total commercial loans and leases	$74,741	1,137	6.17	$72,870	1,245	6.87	$26	(134)	(108)
Residential mortgage loans	17,980	176	3.96	17,268	152	3.55	6	18	24
Home equity	4,222	79	7.57	3,933	81	8.29	6	(8)	(2)
Indirect secured consumer loans	16,476	226	5.57	15,172	186	4.93	17	23	40
Credit card	1,627	59	14.76	1,773	61	13.73	(6)	4	(2)
Solar energy installation loans	4,221	84	8.03	3,794	73	7.77	8	3	11
Other consumer loans	2,497	58	9.37	2,889	65	8.96	(9)	2	(7)
Total consumer loans	$47,023	682	5.88	$44,829	618	5.54	$22	42	64
Total loans and leases	$121,764	1,819	6.06%	$117,699	1,863	6.36%	$48	(92)	(44)
Securities:
Taxable	55,205	442	3.25	55,016	446	3.26	1	(5)	(4)
Exempt from income taxes(b)	1,393	11	3.18	1,440	11	3.27	—	—	—
Other short-term investments	14,446	165	4.64	21,194	294	5.58	(83)	(46)	(129)
Total interest-earning assets	$192,808	2,437	5.13%	$195,349	2,614	5.38%	$(34)	(143)	(177)
Cash and due from banks	2,388			2,743
Other assets	17,714			17,432
Allowance for loan and lease losses	(2,352)			(2,321)
Total assets	$210,558			$213,203
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits(d)	$57,964	384	2.69%	$58,822	495	3.38%	$(7)	(104)	(111)
Savings deposits	17,226	23	0.53	18,107	31	0.69	(1)	(7)	(8)
Money market deposits	36,453	218	2.43	34,589	250	2.91	13	(45)	(32)
CDs $250,000 or less	10,380	92	3.61	10,244	106	4.15	1	(15)	(14)
Total interest-bearing core deposits	$122,023	717	2.39	$121,762	882	2.91	$6	(171)	(165)
CDs over $250,000	2,346	26	4.43	5,521	72	5.22	(36)	(10)	(46)
Federal funds purchased	194	2	4.38	201	3	5.41	—	(1)	(1)
Securities sold under repurchase agreements	286	1	0.92	366	2	1.82	—	(1)	(1)
FHLB advances	4,767	54	4.62	3,111	44	5.72	20	(10)	10
Derivative collateral and other borrowed money	84	1	6.46	57	1	7.21	—	—	—
Long-term debt	14,585	194	5.38	15,515	220	5.71	(13)	(13)	(26)
Total interest-bearing liabilities	$144,285	995	2.80%	$146,533	1,224	3.36%	$(23)	(206)	(229)
Demand deposits	39,788			40,839
Other liabilities	6,485			7,104
Total liabilities	$190,558			$194,476
Total equity	$20,000			$18,727
Total liabilities and equity	$210,558			$213,203
Net interest income (FTE)(c)		$1,442			$1,390		$(11)	63	52
Net interest margin (FTE)(c)			3.03%			2.86%
Net interest rate spread (FTE)(c)			2.33			2.02
Interest-bearing liabilities to interest-earning assets			74.83			75.01
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $5 and $6 for the three months ended March 31, 2025 and 2024, respectively.
(c)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(d)Effective January 1, 2025, foreign office deposits are included in interest checking. Prior periods have been adjusted to conform to current period presentation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Provision for Credit Losses
The Bancorp provides, as an expense, an amount for expected credit losses within the loan and lease portfolio and the portfolio of unfunded commitments that is based on factors discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024.

The provision for credit losses was $174 million and $94 million for the three months ended March 31, 2025 and 2024, respectively. Provision expense for the three months ended March 31, 2025 was affected by factors which caused an increase in the ACL from December 31, 2024, including higher period-end loan and lease balances and deterioration in the economic forecasts used to calculate the ACL, partially offset by favorable impacts of improvements in the risk profile of the loan and lease portfolio.

The ALLL increased $32 million from December 31, 2024 to $2.4 billion at March 31, 2025. At March 31, 2025, the ALLL as a percent of portfolio loans and leases decreased to 1.95%, compared to 1.96% at December 31, 2024. The reserve for unfunded commitments increased $6 million from December 31, 2024 to $140 million at March 31, 2025. At March 31, 2025, the ACL as a percent of portfolio loans and leases decreased to 2.07%, compared to 2.08% at December 31, 2024.

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

Noninterest Income
Noninterest income decreased $16 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

The following table presents the components of noninterest income:

TABLE 6: Components of Noninterest Income
	For the three months ended March 31,
($ in millions)	2025	2024	% Change
Wealth and asset management revenue	$172	161	7
Commercial payments revenue	153	145	6
Consumer banking revenue	137	135	1
Capital markets fees	90	97	(7)
Commercial banking revenue	80	85	(6)
Mortgage banking net revenue	57	54	6
Other noninterest income	14	23	(39)
Securities (losses) gains, net	(9)	10	NM
Total noninterest income	$694	710	(2)

Wealth and asset management revenue increased $11 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily driven by increases in personal asset management revenue and brokerage income. The Bancorp’s trust and registered investment advisory businesses had approximately $639 billion and $634 billion in total assets under care as of March 31, 2025 and 2024, respectively, and managed $68 billion and $62 billion in assets for individuals, corporations and not-for-profit organizations as of March 31, 2025 and 2024, respectively.

Commercial payments revenue increased $8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily driven by an increase in treasury management fees due to new client acquisition and higher average revenue per existing customer.

Capital markets fees decreased $7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily driven by decreases in loan syndication revenue and merger and acquisition fees, partially offset by an increase in revenue from commercial customer derivatives.

Commercial banking revenue decreased $5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily driven by a decrease in operating lease income.

Mortgage banking net revenue increased $3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the components of mortgage banking net revenue:

TABLE 7: Components of Mortgage Banking Net Revenue
	For the three months ended March 31,
($ in millions)	2025	2024
Origination fees and gains on loan sales	$14	14
Net mortgage servicing revenue:
Gross mortgage servicing fees	74	78
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(31)	(38)
Net mortgage servicing revenue	43	40
Total mortgage banking net revenue	$57	54

Origination fees and gains on loan sales were flat for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Residential mortgage loan originations increased to $1.4 billion for the three months ended March 31, 2025 from $1.1 billion for the three months ended March 31, 2024 primarily due to an increase in the average loan size originated and an increase in correspondent channel volume.

The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the Bancorp’s hedging strategy:

TABLE 8: Components of Net Valuation Adjustments on MSRs
	For the three months ended March 31,
($ in millions)	2025	2024
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$19	(46)
Changes in fair value:
Due to changes in inputs or assumptions(a)	(16)	41
Other changes in fair value(b)	(34)	(33)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(31)	(38)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

Net mortgage servicing revenue increased $3 million for the three months ended March 31, 2025 compared to the same period in the prior year as the $4 million reduction in gross mortgage servicing fees was more than offset by the $7 million reduction in negative valuation adjustments on the MSR and MSR related hedge. The valuation adjustments on the MSR portfolio included decreases of $16 million and increases of $41 million for the three months ended March 31, 2025 and 2024, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. Mortgage rates decreased during the three months ended March 31, 2025, which caused an increase in prepayment speeds. The fair value of the MSR portfolio decreased $34 million and $33 million as a result of contractual principal payments and actual prepayment activity for the three months ended March 31, 2025 and 2024, respectively.

Further detail on the valuation of MSRs can be found in Note 8 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation of the MSR portfolio. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net gains and losses on these securities were immaterial for both the three months ended March 31, 2025 and 2024.

The Bancorp’s total residential mortgage loans serviced as of March 31, 2025 and 2024 were $109.4 billion and $115.7 billion, respectively, with $92.8 billion and $99.6 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income decreased $9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a decrease in private equity investment income, which was driven by valuation adjustments recognized on certain private equity investments during the prior year.

Net securities losses were $9 million for the three months ended March 31, 2025 compared to gains of $10 million for the three months ended March 31, 2024. For more information, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest Expense
Noninterest expense decreased $38 million for the three months ended March 31, 2025 compared to the same period in the prior year.

The following table presents the components of noninterest expense:

TABLE 9: Components of Noninterest Expense
	For the three months ended March 31,
($ in millions)	2025	2024	% Change
Compensation and benefits	$750	753	—
Technology and communications	123	117	5
Net occupancy expense	87	87	—
Equipment expense	42	37	14
Loan and lease expense	30	29	3
Marketing expense	28	32	(13)
Card and processing expense	21	20	5
Other noninterest expense	223	267	(16)
Total noninterest expense	$1,304	1,342	(3)
Efficiency ratio on an FTE basis(a)	61.0%	63.9
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense decreased $3 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by a decrease in non-qualified deferred compensation expense, partially offset by increases in base compensation and performance-based compensation. Full-time equivalent employees totaled 18,786 at March 31, 2025 compared to 18,657 at March 31, 2024.

Technology and communications expense increased $6 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by increased investments in strategic initiatives and technology modernization.

Equipment expense increased $5 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to investments in retail and treasury management equipment as well as the expansion of the Southeast branch network.

Marketing expense decreased $4 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to decreases in advertising costs.

The following table presents the components of other noninterest expense:

TABLE 10: Components of Other Noninterest Expense
	For the three months ended March 31,
($ in millions)	2025	2024
FDIC insurance and other taxes	$42	73
Data processing	19	20
Leasing business expense	18	25
Losses and adjustments	17	22
Dues and subscriptions	17	15
Travel	16	14
Securities recordkeeping	14	13
Postal and courier	13	13
Professional service fees	12	9
Cash and coin processing	11	12
Intangible amortization	8	10
Other, net	36	41
Total other noninterest expense	$223	267

Other noninterest expense decreased $44 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to decreases in FDIC insurance and other taxes and leasing business expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
FDIC insurance and other taxes decreased $31 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to the expense recognized in the first quarter of 2024 associated with the Bancorp’s updated estimate of its allocated share of the FDIC’s special assessment. Leasing business expense decreased $7 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by a decrease in depreciation expense associated with operating lease equipment.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 11: Applicable Income Taxes
	For the three months ended March 31,
($ in millions)	2025	2024
Income before income taxes	$653	658
Applicable income tax expense	138	138
Effective tax rate	21.2%	21.1

Applicable income tax expense for all periods presented includes the benefits from tax-exempt income, tax-advantaged investments, and tax credits (and other related tax benefits), partially offset by the effect of proportional amortization of qualifying investments and certain nondeductible expenses. The tax credits are primarily associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC and the Research Credit program established under Section 41 of the IRC.

The effective tax rate increased to 21.2% for the three months ended March 31, 2025 compared to 21.1% for the same period in the prior year primarily related to an increase in state tax expense, largely offset by an increase in excess tax benefits related to share-based compensation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
BALANCE SHEET ANALYSIS

Loans and Leases
The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 12 summarizes end of period loans and leases, including loans and leases held for sale, and Table 13 summarizes average total loans and leases, including average loans and leases held for sale.

TABLE 12: Components of Total Loans and Leases (including loans and leases held for sale)
As of ($ in millions)	March 31, 2025	December 31, 2024
Commercial loans and leases:
Commercial and industrial loans	$53,728	52,286
Commercial mortgage loans	12,357	12,268
Commercial construction loans	5,952	5,617
Commercial leases	3,128	3,188
Total commercial loans and leases	$75,165	73,359
Consumer loans:
Residential mortgage loans	18,026	18,117
Home equity	4,265	4,188
Indirect secured consumer loans	16,804	16,313
Credit card	1,660	1,734
Solar energy installation loans	4,262	4,202
Other consumer loans	2,482	2,518
Total consumer loans	$47,499	47,072
Total loans and leases	$122,664	120,431
Total portfolio loans and leases (excluding loans and leases held for sale)	$122,191	119,791

Total loans and leases, including loans and leases held for sale, increased $2.2 billion, or 2%, from December 31, 2024 driven by increases in both commercial loans and leases and consumer loans.

Commercial loans and leases increased $1.8 billion, or 2%, from December 31, 2024 primarily due to increases in commercial and industrial loans and commercial construction loans. Commercial and industrial loans increased $1.4 billion, or 3%, from December 31, 2024 primarily as a result of loan originations exceeding payoffs as well as increased line utilization. Commercial construction loans increased $335 million, or 6%, from December 31, 2024 as draws on existing commitments and loan originations exceeded payoffs.

Consumer loans increased $427 million, or 1%, from December 31, 2024 primarily due to an increase in indirect secured consumer loans. Indirect secured consumer loans increased $491 million, or 3%, from December 31, 2024 primarily driven by higher loan production.

TABLE 13: Components of Average Loans and Leases (including average loans and leases held for sale)
For the three months ended ($ in millions)	March 31, 2025	March 31, 2024
Commercial loans and leases:
Commercial and industrial loans	$53,430	53,256
Commercial mortgage loans	12,388	11,339
Commercial construction loans	5,813	5,732
Commercial leases	3,110	2,543
Total commercial loans and leases	$74,741	72,870
Consumer loans:
Residential mortgage loans	17,980	17,268
Home equity	4,222	3,933
Indirect secured consumer loans	16,476	15,172
Credit card	1,627	1,773
Solar energy installation loans	4,221	3,794
Other consumer loans	2,497	2,889
Total consumer loans	$47,023	44,829
Total average loans and leases	$121,764	117,699
Total average portfolio loans and leases (excluding loans and leases held for sale)	$121,272	117,334

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Average loans and leases, including average loans and leases held for sale, increased $4.1 billion, or 3%, for the three months ended March 31, 2025 compared to the same period in the prior year driven by increases in both average consumer loans and average commercial loans and leases.

Average commercial loans and leases increased $1.9 billion, or 3%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to increases in average commercial mortgage loans and average commercial leases. Average commercial mortgage loans increased $1.0 billion, or 9%, for the three months ended March 31, 2025 compared to the same period in the prior year and included the impact of commercial construction loans transitioning to commercial mortgage loans and increased originations. Average commercial leases increased $567 million, or 22%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by an increase in lease originations as a result of a shift in business strategy in the second half of 2024.

Average consumer loans increased $2.2 billion, or 5%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to increases in average indirect secured consumer loans, average residential mortgage loans, average solar energy installation loans and average home equity, partially offset by a decrease in average other consumer loans. Average indirect secured consumer loans increased $1.3 billion, or 9%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by higher loan production during the second half of 2024 that has continued into 2025 following a planned reduction in balances in the second half of 2023. Average residential mortgage loans increased $712 million, or 4%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by an increase in held-for-investment loan originations and loan purchase transactions completed in the second half of 2024. Average solar energy installation loans increased $427 million, or 11%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to loan originations exceeding payoffs. Average home equity loans increased $289 million, or 7%, for the three months ended March 31, 2025 compared to the same period in the prior year as loan originations and new advances exceeded payoffs, driven by increased marketing efforts. Average other consumer loans decreased $392 million, or 14%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by paydowns of point-of-sale loans, including loans originated in connection with one third-party point-of-sale company with which the Bancorp discontinued the origination of new loans in September 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $52.6 billion and $52.4 billion at March 31, 2025 and December 31, 2024, respectively. The taxable available-for-sale debt and other securities portfolio had an effective duration of 3.8 at both March 31, 2025 and December 31, 2024. The taxable held-to-maturity securities portfolio had an effective duration of 5.5 at both March 31, 2025 and December 31, 2024.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading typically when bought and held principally for the purpose of selling them in the near term. At March 31, 2025, the Bancorp’s investment securities portfolio consisted primarily of AAA-rated available-for-sale debt and other securities and held-to-maturity securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt and other securities and held-to-maturity securities at both March 31, 2025 and December 31, 2024.

At both March 31, 2025 and December 31, 2024, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during both the three months ended March 31, 2025 and 2024.

The Bancorp did not recognize impairment losses on its available-for-sale debt and other securities for the three months ended March 31, 2025. The Bancorp recognized impairment losses on available-for-sale debt and other securities of $5 million during the three months ended March 31, 2024. These losses were included in securities (losses) gains, net, in the Condensed Consolidated Statements of Income and related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

The following table summarizes the end of period components of investment securities:

TABLE 14: Components of Investment Securities
As of ($ in millions)	March 31, 2025	December 31, 2024
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$4,358	4,358
Mortgage-backed securities:
Agency residential mortgage-backed securities	7,250	6,460
Agency commercial mortgage-backed securities	23,659	23,853
Non-agency commercial mortgage-backed securities	3,997	4,505
Asset-backed securities and other debt securities	3,357	3,924
Other securities(a)	824	778
Total available-for-sale debt and other securities	$43,445	43,878
Held-to-maturity securities (amortized cost basis):(b)
U.S. Treasury and federal agencies securities	$2,387	2,370
Mortgage-backed securities:
Agency residential mortgage-backed securities	4,811	4,898
Agency commercial mortgage-backed securities	3,985	4,008
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$11,185	11,278
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$695	626
Obligations of states and political subdivisions securities	70	120
Agency residential mortgage-backed securities	26	10
Asset-backed securities and other debt securities	368	429
Total trading debt securities	$1,159	1,185
Total equity securities (fair value)	$494	341
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.
(b)Includes a discount of $833 and $865 at March 31, 2025 and December 31, 2024, respectively, pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

In January 2024, the Bancorp transferred $12.6 billion (amortized cost basis) of investment securities from available-for-sale to held-to-maturity to reflect the Bancorp’s change in intent to hold these securities to maturity in order to reduce potential capital volatility associated with investment security market price fluctuations. The transfer included U.S. Treasury and federal agencies securities, agency residential mortgage-backed securities and agency commercial mortgage-backed securities. On the date of the transfer, pre-tax unrealized losses of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
$994 million were included in AOCI related to these transferred securities. The unrealized losses that existed on the date of transfer will continue to be reported as a component of AOCI and will be amortized into income over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the discount resulting from the transfer recorded at fair value.

The following table presents the estimated future amortization of unrealized losses related to investment securities transferred from available-for-sale to held-to-maturity. At March 31, 2025, these transferred securities had an estimated weighted-average life of 6.8 years.

TABLE 15: Estimated Amortization of Unrealized Losses on Securities Transferred to Held-to-Maturity
As of March 31, 2025 ($ in millions)
Remainder of 2025	$46
2026	69
2027	82
2028	119
2029	57
Thereafter	460
Unamortized portion of unrealized losses	$833

On an amortized cost basis, available-for-sale debt and other securities and held-to-maturity securities comprised 28% of total interest-earning assets at both March 31, 2025 and December 31, 2024. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 5.1 years and 5.0 years at March 31, 2025 and December 31, 2024, respectively. In addition, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.10% and 3.08% at March 31, 2025 and December 31, 2024, respectively. The held-to-maturity securities portfolio had an estimated weighted-average life of 6.8 years and 6.9 years at March 31, 2025 and December 31, 2024, respectively. In addition, the held-to-maturity securities portfolio had a weighted-average yield of 3.39% and 3.41% at March 31, 2025 and December 31, 2024, respectively.

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

The fair values of investment securities are impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen, and, conversely, increases when interest rates decrease or when credit spreads contract. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $3.7 billion and $4.3 billion at March 31, 2025 and December 31, 2024, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 16: Characteristics of Available-for-Sale Debt and Other Securities
As of March 31, 2025 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$2,558	2,559	0.6	4.43%
Average life after one year through five years	1,800	1,802	1.3	4.43
Total	$4,358	4,361	0.9	4.43%
Agency residential mortgage-backed securities:
Average life within one year	10	10	0.9	3.45
Average life after one year through five years	1,347	1,260	3.7	2.84
Average life after five years through ten years	5,080	4,691	6.8	3.93
Average life after ten years	813	640	11.0	2.89
Total	$7,250	6,601	6.7	3.61%
Agency commercial mortgage-backed securities:(a)
Average life within one year	834	827	0.5	3.34
Average life after one year through five years	10,193	9,578	3.1	2.64
Average life after five years through ten years	9,690	8,277	7.1	2.65
Average life after ten years	2,942	2,374	11.7	2.71
Total	$23,659	21,056	5.7	2.68%
Non-agency commercial mortgage-backed securities:
Average life within one year	842	836	0.3	3.33
Average life after one year through five years	1,289	1,236	2.2	3.18
Average life after five years through ten years	1,866	1,634	6.5	2.77
Total	$3,997	3,706	3.8	3.02%
Asset-backed securities and other debt securities:
Average life within one year	641	633	0.5	3.16
Average life after one year through five years	1,661	1,584	3.0	3.49
Average life after five years through ten years	1,055	982	7.2	3.19
Total	$3,357	3,199	3.8	3.33%
Other securities	824	824
Total available-for-sale debt and other securities	$43,445	39,747	5.1	3.10%
(a)Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.17% and 0.03% for securities with an average life between 5 and 10 years, average life greater than 10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Characteristics of Held-to-Maturity Securities
As of March 31, 2025 ($ in millions)	Amortized Cost(b)	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$290	291	0.9	2.05%
Average life after one year through five years	2,097	2,096	3.0	2.49%
Total	$2,387	2,387	2.8	2.44%
Agency residential mortgage-backed securities:
Average life after five years through ten years	4,811	4,706	9.1	3.37
Total	$4,811	4,706	9.1	3.37%
Agency commercial mortgage-backed securities:(a)
Average life within one year	38	38	0.0	3.57
Average life after one year through five years	926	925	3.5	3.80
Average life after five years through ten years	2,609	2,601	6.9	3.92
Average life after ten years	412	413	11.1	4.66
Total	$3,985	3,977	6.5	3.97%
Asset-backed securities and other debt securities:
Average life after ten years	2	2	10.6	7.67
Total	$2	2	10.6	7.67%
Total held-to-maturity securities	$11,185	11,072	6.8	3.39%
(a)Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.04%, 0.52% and 0.08% for securities with an average life between 1 and 5 years, average life between 5 and 10 years, average life greater than 10 years and in total, respectively.
(b)Includes a discount of $833 pertaining to the unamortized portion of unrealized losses on HTM securities.

Other Short-Term Investments
Other short-term investments have original maturities less than one year and primarily include interest-bearing balances that are funds on deposit at the FRB or other depository institutions. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $15.0 billion at March 31, 2025, a decrease of $2.2 billion from December 31, 2024. This decrease was primarily due to deploying excess liquidity to fund loan growth and proactive liability management during the three months ended March 31, 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates and through its strategy of expanding retail presence in high-growth markets, such as in the Southeast. Average core deposits represented 77% and 76% of average total assets for the three months ended March 31, 2025 and 2024, respectively.

The following table presents the end of period components of deposits:

TABLE 18: Components of Deposits
As of ($ in millions)	March 31, 2025	December 31, 2024
Demand	$40,855	41,038
Interest checking(b)	58,420	59,306
Savings	17,583	17,147
Money market	36,505	36,605
Total transaction deposits	$153,363	154,096
CDs $250,000 or less	10,248	10,798
Total core deposits	$163,611	164,894
CDs over $250,000(a)	1,894	2,358
Total deposits	$165,505	167,252
(a)Includes $920 million and $1.3 billion of retail brokered CDs which are fully covered by FDIC insurance as of March 31, 2025 and December 31, 2024, respectively.
(b)Effective January 1, 2025, foreign office deposits are included in interest checking. Prior periods have been adjusted to conform to current period presentation.

Core deposits decreased $1.3 billion, or 1%, from December 31, 2024 primarily due to decreases in transaction deposits and CDs $250,000 or less. Transaction deposits decreased $733 million from December 31, 2024 primarily driven by a decrease in interest checking deposits, partially offset by an increase in savings deposits. Interest checking deposits decreased $886 million, or 1%, from December 31, 2024 primarily as a result of seasonal impacts which contributed to lower balances per commercial customer account, partially offset by higher balances per consumer customer account. Savings deposits increased $436 million, or 3%, from December 31, 2024 primarily as a result of higher average balances per consumer customer account, which is partially attributable to seasonality. CDs $250,000 or less decreased $550 million, or 5%, from December 31, 2024 primarily due to maturities which outpaced new issuances given current market conditions.

CDs over $250,000 decreased $464 million, or 20%, from December 31, 2024 primarily due to maturities of retail brokered CDs.

The following table presents the components of average deposits for the three months ended:

TABLE 19: Components of Average Deposits
($ in millions)	March 31, 2025	March 31, 2024
Demand	$39,788	40,839
Interest checking(b)	57,964	58,822
Savings	17,226	18,107
Money market	36,453	34,589
Total transaction deposits	$151,431	152,357
CDs $250,000 or less	10,380	10,244
Total core deposits	$161,811	162,601
CDs over $250,000(a)	2,346	5,521
Total average deposits	$164,157	168,122
(a)Includes $1.3 billion and $4.7 billion of retail brokered CDs which are fully covered by FDIC insurance for the three months ended March 31, 2025 and 2024, respectively.
(b)Effective January 1, 2025, foreign office deposits are included in interest checking. Prior periods have been adjusted to conform to current period presentation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
On an average basis, core deposits decreased $790 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to a decrease in average transaction deposits. Average transaction deposits decreased $926 million, or 1%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by decreases in average demand deposits, average savings deposits and average interest checking deposits, partially offset by an increase in average money market deposits. Average demand deposits decreased $1.1 billion, or 3%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily as a result of lower average balances per commercial customer account, partially offset by consumer balance growth. Average savings deposits decreased $881 million, or 5%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to lower average balances per consumer customer account driven by the impact of consumer preferences for products with higher offering rates. Average interest checking deposits decreased $858 million, or 1%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to a decrease in derivative collateral held as a result of lower interest rates and a decrease in consumer balances, partially offset by higher average balances per commercial customer account. Average money market deposits increased $1.9 billion, or 5%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily as a result of higher average balances per consumer customer account due to higher offering rates.

Average CDs over $250,000 decreased $3.2 billion, or 58%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to maturities of retail brokered CDs.

Contractual maturities
The contractual maturities of CDs as of March 31, 2025 are summarized in the following table:

TABLE 20: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$11,425
13-24 months	671
25-36 months	17
37-48 months	9
49-60 months	17
After 60 months	3
Total CDs	$12,142
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. As of March 31, 2025 and December 31, 2024, approximately $101.3 billion, or 61%, and $100.6 billion, or 60%, respectively, of the Bancorp’s domestic deposits were estimated to be insured. As of March 31, 2025 and December 31, 2024, approximately $64.1 billion and $66.5 billion, respectively, of the Bancorp’s domestic deposits were estimated to be uninsured. At March 31, 2025 and December 31, 2024, approximately $998 million and $1.1 billion, respectively, of time deposits were estimated to be uninsured. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 14% and 13% for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the end of period components of borrowings:

TABLE 21: Components of Borrowings
As of ($ in millions)	March 31, 2025	December 31, 2024
Federal funds purchased	$227	204
Other short-term borrowings	5,457	4,450
Long-term debt	14,539	14,337
Total borrowings	$20,223	18,991

Total borrowings increased $1.2 billion, or 6%, from December 31, 2024 primarily due to increases in other short-term borrowings and long-term debt. Other short-term borrowings increased $1.0 billion from December 31, 2024 primarily due to increased funding needs resulting from loan growth and a decrease in total deposits. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements. Long-term debt increased $202 million from December 31, 2024 primarily due to the issuance of senior fixed-rate/floating-rate notes in January of 2025 totaling $1.0 billion and fair value adjustments of $68 million associated with hedged long-term debt. These increases were partially offset by the redemptions or maturities of $750 million of notes and $110 million of paydowns associated with loan securitizations.

The following table summarizes components of average borrowings for the three months ended:

TABLE 22: Components of Average Borrowings
($ in millions)	March 31, 2025	March 31, 2024
Federal funds purchased	$194	201
Other short-term borrowings	5,137	3,534
Long-term debt	14,585	15,515
Total average borrowings	$19,916	19,250

Total average borrowings increased $666 million, or 3%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to an increase in average other short-term borrowings, partially offset by a decrease in average long-term debt. Average other short-term borrowings increased $1.6 billion for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to increased funding needs resulting from loan growth and a decrease in retail brokered CDs. Average long-term debt decreased $930 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by redemptions or maturities of $1.8 billion of notes, a $500 million net reduction in long-term FHLB advances and $477 million of paydowns associated with loan securitizations since March 31, 2024. These decreases were partially offset by the issuance of $750 million of senior fixed-rate/floating-rate notes in September 2024, the aforementioned issuance of $1.0 billion of senior fixed-rate/floating-rate notes in January 2025 and $94 million of fair value adjustments associated with hedged long-term debt since March 31, 2024. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
BUSINESS SEGMENT REVIEW
The Bancorp has three reportable segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management. Additional information on each segment is included in Note 19 of the Notes to Condensed Consolidated Financial Statements. Results of the Bancorp’s segments are presented based on its management structure and management accounting practices, which are specific to the Bancorp. Therefore, the financial results of the Bancorp’s segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices and businesses change.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. In general, the charge rates on assets decreased since December 31, 2024 as they were affected by the prevailing level of interest rates and repricing characteristics of the portfolio. The credit rates for deposit products have also generally decreased since December 31, 2024 due to reduced liquidity premium assumptions and decreasing short-term interest rates.

For more information about the Bancorp’s FTP process and other allocation methodologies, refer to the Business Segment Review section included in the MD&A of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024.

In January 2025, the Bancorp realigned its reporting structure and moved certain business banking customer relationships and relationship management personnel to the Consumer and Small Business Banking segment from the Commercial Banking segment to improve alignment of customer acquisition and servicing resources with customer product and service demand. In conjunction with this change, the loans, deposits and operating results associated with the affected business banking customer relationships were reclassified from the Commercial Banking segment to the Consumer and Small Business Banking segment effective January 1, 2025. This change was applied retrospectively to all prior periods presented.

The following table summarizes income (loss) before income taxes on an FTE basis by segment:

TABLE 23: Income (Loss) Before Income Taxes (FTE) by Segment
	For the three months ended March 31,
($ in millions)	2025	2024
Commercial Banking	$262	427
Consumer and Small Business Banking	522	685
Wealth and Asset Management	52	58
General Corporate and Other(a)	(178)	(506)
Income before income taxes (FTE)	$658	664
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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 24: Commercial Banking
	For the three months ended March 31,
($ in millions)	2025	2024
Income Statement Data
Net interest income (FTE)(a)	$552	663
Provision for credit losses	80	71
Noninterest income:
Commercial payments revenue	133	125
Capital markets fees	90	96
Commercial banking revenue	79	85
Other noninterest (loss) income	(1)	19
Noninterest expense:
Compensation and benefits	178	186
Net occupancy and equipment expense	17	16
Other noninterest expense	316	288
Income before income taxes (FTE)(a)	$262	427
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$68,406	67,489
Demand deposits	15,929	17,654
Interest checking deposits	39,937	39,599
Savings deposits	131	153
Money market deposits	4,666	4,480
Certificates of deposit	31	69
(a)Includes FTE adjustments of $3 and $4 for the three months ended March 31, 2025 and 2024, respectively.

Income before income taxes on an FTE basis was $262 million for the three months ended March 31, 2025 compared to $427 million for the same period in the prior year. The decrease was driven by a decrease in net interest income on an FTE basis, a decrease in noninterest income, an increase in noninterest expense and an increase in provision for credit losses.

Net interest income on an FTE basis decreased $111 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by a decrease in FTP credits on deposits and a decrease in yields on average commercial loans and leases. These negative impacts were partially offset by a decrease in FTP charges on commercial loans and leases, a decrease in rates paid on average interest-bearing deposits and an increase in the average balances of commercial loans and leases.

Provision for credit losses increased $9 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by an increase in net charge-offs on commercial loans and leases, partially offset by a decrease in the allocated provision for credit losses related to commercial criticized assets. Annualized net charge-offs as a percent of average portfolio loans and leases increased to 31 bps for the three months ended March 31, 2025 compared to 18 bps for the same period in the prior year.

Noninterest income decreased $24 million for the three months ended March 31, 2025 compared to the same period in the prior year driven by decreases in other noninterest income, capital markets fees and commercial banking revenue, partially offset by an increase in commercial payments revenue. Other noninterest income decreased $20 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to a decrease in private equity investment income as well as the recognition of net securities losses of $7 million for the three months ended March 31, 2025 compared to net securities gains of $1 million for the same period in the prior year. Refer to the Noninterest Income subsection of the Statement of Income Analysis section of MD&A for additional information on the fluctuations in capital markets fees, commercial banking revenue and commercial payments revenue.

Noninterest expense increased $21 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by an increase in other noninterest expense, partially offset by a decrease in compensation and benefits expense. Other noninterest expense increased $28 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
due to increases in allocated expenses and credit valuation adjustments on derivatives associated with customer accommodation contracts, partially offset by a decrease in leasing business expense. Compensation and benefits expense decreased $8 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by a decrease in performance-based compensation.

Average commercial loans and leases increased $917 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to increases in average commercial mortgage loans and average commercial leases, partially offset by a decrease in average commercial and industrial loans. Average commercial mortgage loans increased for the three months ended March 31, 2025 compared to the same period in the prior year and included the impact of commercial construction loans transitioning to commercial mortgage loans and increased originations. Average commercial leases increased for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by an increase in lease originations as a result of a shift in business strategy in the second half of 2024. Average commercial and industrial loans decreased for the three months ended March 31, 2025 compared to the same period in the prior year primarily as a result of lower demand throughout 2024.

Average deposits decreased $1.3 billion for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to a decrease in average demand deposits, partially offset by increases in average interest checking deposits and average money market deposits. Average demand deposits decreased $1.7 billion for the three months ended March 31, 2025 compared to the same period in the prior year primarily as a result of lower average balances per customer account. Average interest checking deposits increased $338 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by increases in balances associated with embedded payments products. Average money market deposits increased $186 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by balance growth resulting from expanded market presence in the Southeast U.S.

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

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 25: Consumer and Small Business Banking
	For the three months ended March 31,
($ in millions)	2025	2024
Income Statement Data
Net interest income	$975	1,152
Provision for credit losses	84	84
Noninterest income:
Consumer banking revenue	135	132
Wealth and asset management revenue	66	59
Mortgage banking net revenue	57	54
Commercial payments revenue	20	20
Other noninterest income	3	2
Noninterest expense:
Compensation and benefits	236	237
Net occupancy and equipment expense	70	67
Marketing expense	19	22
Loan and lease expense	18	17
Other noninterest expense	307	307
Income before income taxes	$522	685
Average Balance Sheet Data
Consumer loans, including held for sale	$44,227	42,105
Commercial loans	4,759	3,901
Demand deposits	22,650	21,952
Interest checking deposits	10,946	11,218
Savings deposits	14,016	14,996
Money market deposits	31,304	29,624
Certificates of deposit	11,071	11,084
Income before income taxes was $522 million for the three months ended March 31, 2025 compared to $685 million for the same period in the prior year. The decrease was primarily driven by a decrease in net interest income, partially offset by an increase in noninterest income.

Net interest income decreased $177 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by a decrease in FTP credits on deposits and an increase in FTP charges on loans and leases. These negative impacts were partially offset by increases in the average balances of and yields on average loans and leases as well as a decrease in rates paid on average interest-bearing deposits.

Noninterest income increased $14 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by an increase of $7 million in wealth and asset management revenue primarily due to increases in brokerage income and personal asset management revenue.

Average consumer loans increased $2.1 billion for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to increases in average indirect secured consumer loans, average residential mortgage loans and average solar energy installation loans, partially offset by a decrease in average other consumer loans. Refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A for additional information on the fluctuations in average indirect secured consumer loans, average residential mortgage loans, average solar energy installation loans and average other consumer loans. Average commercial loans increased

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
$858 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by loan originations exceeding payoffs.

Average deposits increased $1.1 billion for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by increases in average money market deposits and average demand deposits, partially offset by a decrease in average savings deposits. Average money market deposits increased $1.7 billion for the three months ended March 31, 2025 compared to the same period in the prior year primarily as a result of higher average balances per customer account due to higher offering rates. Average demand deposits increased $698 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily as a result of an increase in the number of customer accounts as well as higher average balances per customer account. Average savings deposits decreased $980 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to lower average balances per customer account driven by the impact of consumer preferences for products with higher offering rates.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 26: Wealth and Asset Management
	For the three months ended March 31,
($ in millions)	2025	2024
Income Statement Data
Net interest income	$49	59
Provision for credit losses	—	—
Noninterest income:
Wealth and asset management revenue	106	101
Other noninterest income	3	1
Noninterest expense:
Compensation and benefits	62	62
Other noninterest expense	44	41
Income before income taxes	$52	58
Average Balance Sheet Data
Loans and leases, including held for sale	$4,335	4,163
Deposits	10,820	10,735
Income before income taxes was $52 million for the three months ended March 31, 2025 compared to $58 million for the same period in the prior year. The decrease was primarily driven by a decrease in net interest income, partially offset by an increase in noninterest income.
Net interest income decreased $10 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by a decrease in FTP credits on deposits, partially offset by a decrease in rates paid on average deposits.

Noninterest income increased $7 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to an increase in wealth and asset management revenue, which increased $5 million for the three months ended March 31, 2025, primarily driven by an increase in personal asset management revenue.

Average loans and leases increased $172 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by increases in average other consumer loans, average commercial mortgage loans and average commercial and industrial loans as loan production exceeded payoffs.

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

Net interest income on an FTE basis increased $350 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by a decrease in FTP credits on deposits allocated to the segments and decreases in interest expense on retail brokered CDs and long-term debt, partially offset by a decrease in interest income on other short-term investments and a decrease in FTP charges on loans and leases allocated to the segments. The decrease in FTP charges allocated to the segments was driven by decreases in market interest rates, primarily affecting the variable-rate asset portfolios. The decrease in FTP credits allocated to the segments was driven by lower FTP credit rates paid on deposits as a result of lower market interest rates and reduced liquidity premium assumptions. Under the Bancorp’s internal reporting methodology, the Bancorp insulates the segments from interest rate risk associated with fixed-rate lending by transferring this risk to General Corporate and Other through the FTP methodology. As a result, the amount of FTP credits on deposits earned by the segments generally increases or decreases at a faster pace than the amount of allocated FTP charges on loans and leases.

The provision for credit losses was $10 million for the three months ended March 31, 2025 compared to a benefit from credit losses of $61 million for the same period in the prior year. The provision for credit losses for the three months ended March 31, 2025 was primarily driven by a decrease in allocations to the segments.

Noninterest income decreased $13 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by the recognition of net securities losses for the three months ended March 31, 2025 compared to net securities gains for the same period in the prior year.

Noninterest expense decreased $62 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily driven by the expense recognized in 2024 associated with an FDIC special assessment and an increase in corporate overhead allocations from General Corporate and Other to the other segments.

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

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices which are described below. These practices include the use of intentional risk-based limits for single name exposures and counterparty selection criteria designed to reduce or eliminate exposure to borrowers who have higher than average default risk and defined weaknesses in financial performance. The Bancorp carefully designs and monitors underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry, product and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority based on risk and exposure amount, the use of which is closely monitored. Underwriting activities are centrally managed, and Credit Risk Management manages the policy and the authority delegation process directly. The Credit Risk Review function provides independent and objective assessments of the quality of underwriting and documentation, the accuracy of risk ratings and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the ACL is based on quarterly assessments of the estimated losses expected in the loan and lease portfolio. The Bancorp uses these assessments to maintain an adequate ACL and record any necessary charge-offs. Certain loans and leases with probable or observed credit weaknesses receive enhanced monitoring and undergo a periodic review. Refer to Note 6 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024 for further information on the Bancorp’s credit rating categories, which are derived from standard regulatory rating definitions. In addition, stress testing is performed on various commercial and consumer portfolios utilizing various models. For certain portfolios, such as real estate and leveraged lending, stress testing is performed at the individual loan level during credit underwriting.

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

The Bancorp utilizes internally developed models to estimate expected credit losses for portfolio loans and leases. For loans and leases that are collectively evaluated, the Bancorp utilizes these models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. Refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information about the Bancorp’s processes for developing these models, for estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit losses for individually evaluated loans.

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

The Bancorp is closely monitoring various economic factors and their impacts on commercial borrowers, including, but not limited to, the impact of policy changes of the new political administration, particularly trade policy, as well as the level of inflation, interest rate changes, labor and supply chain issues, volatility and changes in consumer discretionary spending patterns, including debt and default levels. The Bancorp maintains focus on disciplined client selection, adherence to underwriting policy and attention to concentrations.

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

TABLE 27: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	March 31, 2025			December 31, 2024
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$15,193	23,197	10	14,375	22,429	6
Financial services and insurance	9,184	19,633	1	9,507	19,939	1
Manufacturing	9,140	19,165	122	8,850	19,230	68
Healthcare	6,047	8,465	82	5,648	8,192	76
Business services	5,762	10,262	106	5,596	9,755	113
Wholesale trade	5,511	10,525	44	5,315	10,305	14
Accommodation and food	4,447	6,927	16	4,371	6,731	18
Retail trade	3,611	8,427	149	3,495	8,429	45
Communication and information	3,167	5,881	35	3,304	6,140	74
Construction	2,978	6,858	36	2,674	6,815	19
Mining	2,459	5,781	—	2,676	5,897	—
Transportation and warehousing	2,390	4,110	6	2,311	4,124	7
Utilities	1,960	3,383	—	1,882	3,326	—
Entertainment and recreation	1,752	3,041	6	1,749	3,091	5
Other services	1,197	1,768	6	1,215	1,798	5
Agribusiness	234	506	4	204	513	5
Public administration	97	151	—	110	160	—
Individuals	8	19	—	11	24	—
Total	$75,137	138,099	623	73,293	136,898	456
By Loan Size:
Less than $1 million	5%	5	10	5	5	15
$1 million to $5 million	7	5	6	7	5	10
$5 million to $10 million	4	4	5	4	4	6
$10 million to $25 million	13	11	26	13	11	22
$25 million to $50 million	24	22	26	24	22	33
Greater than $50 million	47	53	27	47	53	14
Total	100%	100	100	100	100	100
By State:
California	10%	9	4	10	8	6
Ohio	8	10	4	8	10	3
Texas	8	9	1	8	9	1
Illinois	8	7	3	8	8	5
Florida	7	6	7	7	6	8
New York	7	6	9	7	6	12
Michigan	5	5	4	5	5	6
Georgia	4	4	12	4	4	16
Indiana	3	4	—	3	4	2
North Carolina	3	3	1	3	3	1
Pennsylvania	3	3	21	3	3	8
South Carolina	3	2	—	3	2	—
Other	31	32	34	31	32	32
Total	100%	100	100	100	100	100

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

TABLE 28: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of March 31, 2025 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$96	274	3,727
Commercial mortgage nonowner-occupied loans	—	244	5,586
Total	$96	518	9,313

TABLE 29: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2024 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$53	137	3,753
Commercial mortgage nonowner-occupied loans	—	288	5,615
Total	$53	425	9,368
The Bancorp views nonowner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans, disaggregated by property location (excluding loans held for sale):

TABLE 30: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of March 31, 2025 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual
By State:
Florida	$1,769	2,564	—	—
Texas	969	1,713	—	—
Michigan	865	1,024	1	—
Ohio	773	1,163	—	—
California	760	1,148	—	—
Illinois	715	798	—	3
North Carolina	577	870	—	—
South Carolina	483	544	—	—
Georgia	391	693	—	—
New York	347	388	—	2
All other states	3,813	5,206	—	3
Total	$11,462	16,111	1	8
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 31: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2024 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual
By State:
Florida	$1,543	2,526	—	—
Texas	905	1,714	—	2
Michigan	775	926	—	—
Ohio	835	1,231	—	1
California	1,080	1,714	—	—
Illinois	1,123	1,275	—	2
North Carolina	572	782	—	—
South Carolina	699	763	—	—
Georgia	429	842	—	—
New York	468	524	—	—
All other states	2,801	3,929	—	—
Total	$11,230	16,226	—	5
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Net charge-offs on nonowner-occupied commercial real estate loans were immaterial for both the three months ended March 31, 2025 and 2024.

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

The Bancorp continues to ensure that underwriting standards and guidelines adequately account for the broader economic conditions that the consumer portfolio faces in a high-rate environment and as rates begin to fall. Guidelines are designed to ensure that the various consumer products fall within the Bancorp’s risk appetite. These guidelines are monitored and adjusted as deemed appropriate in response to the prevailing economic conditions while remaining within the Bancorp’s risk appetite limits.

The payment structures for certain variable-rate products (such as residential mortgage loans, home equity and credit card) are susceptible to changes in benchmark interest rates. Increases in interest rates cause minimum payments on these products to increase, raising the potential for the environment to be disruptive to some borrowers. Potential future decreases in interest rates may lessen these risks moving forward. The impacts of these rate changes will take time to manifest and their significance will be dependent on the size and number of current and future rate cuts, as well as other economic factors impacting each customer. The Bancorp actively monitors the portion of its consumer portfolio that is susceptible to changes in minimum payments and continues to assess the impact on the overall risk appetite and soundness of the portfolio.

Residential mortgage portfolio
The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to loan characteristics determined to increase credit risk. Additionally, the portfolio is governed by concentration limits that ensure product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate residential mortgage loans that permit customers to make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $445 million of ARM loans will have rate resets during the next twelve months. Underlying characteristics of these borrowers are relatively strong with a weighted-average origination debt-to-income ratio of 35% and weighted-average origination LTV of 72%. Approximately 28% of these loans are expected to experience an increase in rate upon reset. For those borrowers, rates are expected to increase by an average of approximately 2.6%, resulting in an average increase in monthly payment amount of approximately 28%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 32: Residential Mortgage Portfolio Loans by LTV at Origination
	March 31, 2025		December 31, 2024
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,780	63.7%	$11,836	63.5%
LTV > 80%, with mortgage insurance(a)	3,205	95.4	3,165	95.5
LTV > 80%, no mortgage insurance	2,596	91.0	2,542	90.9
Total	$17,581	73.7%	$17,543	73.5%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 33: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of March 31, 2025 ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Illinois	$529	—	5
Ohio	522	1	7
Florida	473	—	2
North Carolina	207	—	1
Indiana	170	—	2
Michigan	167	—	2
Kentucky	130	—	1
All other states	398	—	5
Total	$2,596	1	25

TABLE 34: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2024 ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Illinois	$518	—	5
Ohio	518	1	7
Florida	457	—	2
North Carolina	202	—	—
Indiana	165	—	2
Michigan	167	—	2
Kentucky	130	—	1
All other states	385	—	5
Total	$2,542	1	24

Net charge-offs on residential mortgage loans with an LTV greater than 80% at origination and no mortgage insurance were immaterial for both the three months ended March 31, 2025 and 2024.

Home equity portfolio
The Bancorp’s home equity portfolio of $4.3 billion is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 19% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately $539 million of the balances mature before December 31, 2028.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less, based upon appraisals at origination. For additional information on these loans, refer to Tables 36, 37 and 38. Of the total $4.3 billion of outstanding home equity loans:
•73% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Illinois, Indiana and Kentucky as of March 31, 2025;
•75% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended March 31, 2025; and
•The portfolio had a weighted-average refreshed FICO score of 749 at March 31, 2025.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 35: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	March 31, 2025		December 31, 2024
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$103	2%	$111	3%
FICO 660-719	163	4	160	4
FICO ≥ 720	1,008	24	1,013	24
Total senior liens	$1,274	30%	$1,284	31%
Junior Liens:
FICO ≤ 659	254	6	242	6
FICO 660-719	527	12	521	12
FICO ≥ 720	2,210	52	2,141	51
Total junior liens	$2,991	70%	$2,904	69%
Total	$4,265	100%	$4,188	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% LTV (including senior liens, if applicable) present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 36: Home Equity Portfolio Loans Outstanding by LTV at Origination
	March 31, 2025		December 31, 2024
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,142	49.5%	$1,147	49.8%
LTV > 80%	132	89.2	137	89.1
Total senior liens	$1,274	53.7%	$1,284	54.2%
Junior Liens:
LTV ≤ 80%	2,170	64.1	2,085	64.3
LTV > 80%	821	88.0	819	88.2
Total junior liens	$2,991	70.9%	$2,904	71.3%
Total	$4,265	65.8%	$4,188	66.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide an analysis of home equity portfolio loans outstanding by state with an LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 37: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of March 31, 2025 ($ in millions)	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual
By State:
Ohio	$279	752	—	7
Illinois	137	335	—	3
Michigan	130	352	—	3
Indiana	105	255	—	2
Florida	100	220	—	2
Kentucky	75	191	—	2
All other states	127	314	—	3
Total	$953	2,419	—	22

TABLE 38: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2024 ($ in millions)	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual
By State:
Ohio	$283	761	—	7
Illinois	140	337	—	5
Michigan	131	358	—	3
Indiana	103	251	—	3
Florida	96	214	—	2
Kentucky	77	196	—	2
All other states	126	310	—	3
Total	$956	2,427	—	25

Net charge-offs on home equity loans with an LTV greater than 80% at origination were immaterial for both the three months ended March 31, 2025 and 2024.

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $13.8 billion of automobile loans and $3.0 billion of indirect recreational vehicle, marine, motorcycle and powersport loans as of March 31, 2025. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 39: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2025		December 31, 2024
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$179	1%	$177	1%
FICO 660-719	3,096	18	3,040	19
FICO ≥ 720	13,529	81	13,096	80
Total	$16,804	100%	$16,313	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 40: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	March 31, 2025		December 31, 2024
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$12,144	79.9%	$11,822	79.8%
LTV > 100%	4,660	110.1	4,491	110.1
Total	$16,804	88.3%	$16,313	88.1%

At March 31, 2025 and December 31, 2024, $26 million and $24 million, respectively, of the Bancorp’s nonaccrual indirect secured consumer portfolio loans had an LTV greater than 100% at origination. Net charge-offs on indirect secured consumer loans with an LTV greater than 100% at origination were $9 million and $11 million for the three months ended March 31, 2025 and 2024, respectively.

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both March 31, 2025 and December 31, 2024. At both March 31, 2025 and December 31, 2024, 72% of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Given the variable nature of the credit card portfolio, interest rate increases impact this product and it is regularly monitored to ensure the portfolio remains within the Bancorp’s risk appetite. Recent rate cuts and potential future decreases in interest rates may lessen these risks moving forward.

The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination as of:

TABLE 41: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2025		December 31, 2024
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$76	5%	$78	5%
FICO 660-719	457	27	470	27
FICO ≥ 720	1,127	68	1,186	68
Total	$1,660	100%	$1,734	100%

Solar energy installation loans portfolio
The Bancorp originates point-of-sale solar energy installation loans through a network of approved installers. The Bancorp considers several factors when monitoring its solar energy installation loan portfolio, including concentrations by installer, concentrations by state and FICO distributions at origination. At both March 31, 2025 and December 31, 2024, loans originated through the Bancorp’s three largest approved installers represented approximately 23% of total balances outstanding in the solar energy installation loan portfolio.

The following table provides an analysis of solar energy installation portfolio loans outstanding by state as of:

TABLE 42: Solar Energy Installation Loans Outstanding by State
	March 31, 2025		December 31, 2024
($ in millions)	Outstanding	Nonaccrual	Outstanding	Nonaccrual
By State:
Florida	$664	9	$675	16
California	558	3	562	8
Texas	507	3	501	7
Arizona	366	3	366	4
Virginia	237	1	229	1
Oregon	178	—	165	—
Nevada	168	—	165	1
Colorado	161	—	158	1
New York	122	—	118	—
Connecticut	105	1	103	3
All other states	1,196	10	1,160	23
Total	$4,262	30	$4,202	64

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of solar energy installation portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 43: Solar Energy Installation Loans Outstanding by FICO Score at Origination
	March 31, 2025		December 31, 2024
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$5	—%	$5	—%
FICO 660-719	626	15	621	15
FICO ≥ 720	3,631	85	3,576	85
Total	$4,262	100%	$4,202	100%

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

The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 44: Other Consumer Portfolio Loans Outstanding by Product Type
	March 31, 2025		December 31, 2024
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Other secured	$981	39%	$912	36%
Point-of-sale home improvement	585	24	623	25
Third-party point-of-sale	491	20	546	22
Unsecured	425	17	437	17
Total	$2,482	100%	$2,518	100%

Analysis of Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 45. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases, refer to the Nonaccrual Loans and Leases section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024.

Nonperforming assets were $1.0 billion at March 31, 2025 compared to $860 million at December 31, 2024. At March 31, 2025, $21 million of nonaccrual loans were held for sale, compared to $7 million at December 31, 2024.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.81% and 0.71% at March 31, 2025 and December 31, 2024, respectively. Nonaccrual loans and leases secured by real estate were 29% of nonaccrual loans and leases as of March 31, 2025 compared to 35% as of December 31, 2024.

Portfolio commercial nonaccrual loans and leases were $623 million at March 31, 2025, an increase of $167 million from December 31, 2024. Portfolio residential mortgage and consumer nonaccrual loans were $343 million at March 31, 2025, a decrease of $24 million from December 31, 2024. Refer to Table 46 for a rollforward of portfolio nonaccrual loans and leases.

OREO and other repossessed property was $30 million at both March 31, 2025 and December 31, 2024. The Bancorp recognized gains of $1 million and losses of an immaterial amount on the transfer, sale or write-down of OREO properties for the three months ended March 31, 2025 and 2024 , respectively.

For the three months ended March 31, 2025 and 2024, approximately $18 million and $17 million, respectively, of interest income would have been recognized if the nonaccrual portfolio loans and leases had been current in accordance with their contractual terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 45: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	March 31, 2025	December 31, 2024
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$537	374
Commercial mortgage loans	70	79
Commercial construction loans	—	1
Commercial leases	16	2
Residential mortgage loans	145	137
Home equity	69	70
Indirect secured consumer loans	60	55
Credit card	31	32
Solar energy installation loans	30	64
Other consumer loans	8	9
Total nonaccrual portfolio loans and leases(a)	$966	823
OREO and other repossessed property(c)	30	30
Total nonperforming portfolio assets	$996	853
Nonaccrual loans held for sale	21	7
Total nonperforming assets	$1,017	860
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$2	5
Commercial mortgage loans	6	—
Commercial leases	—	1
Residential mortgage loans(b)	8	6
Credit card	17	20
Total portfolio loans and leases 90 days past due and still accruing	$33	32
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.81%	0.71
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.79	0.69
ACL as a percent of nonperforming portfolio loans and leases	261	302
ACL as a percent of nonperforming portfolio assets	253	291
(a)Includes $19 and $18 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of March 31, 2025 and December 31, 2024, respectively.
(b)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $167 as of March 31, 2025 and $163 as of December 31, 2024. The Bancorp recognized losses of an immaterial amount for both the three months ended March 31, 2025 and 2024 due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)Includes $13 and $12 of branch-related real estate no longer intended to be used for banking purposes as of March 31, 2025 and December 31, 2024, respectively.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 46: Rollforward of Portfolio Nonaccrual Loans and Leases
For the three months ended March 31, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$456	137	230	823
Transfers to nonaccrual status	273	20	89	382
Transfers to accrual status	(3)	(4)	(44)	(51)
Transfers to held for sale	(17)	—	—	(17)
Loan paydowns/payoffs	(19)	(8)	(22)	(49)
Transfers to OREO	—	(1)	(4)	(5)
Charge-offs	(67)	—	(52)	(119)
Draws/other extensions of credit	—	1	1	2
Balance, end of period	$623	145	198	966

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 47: Rollforward of Portfolio Nonaccrual Loans and Leases
For the three months ended March 31, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$326	124	199	649
Transfers to nonaccrual status	108	20	91	219
Transfers to accrual status	(1)	(1)	(21)	(23)
Transfers to held for sale	(3)	—	—	(3)
Loan paydowns/payoffs	(18)	(6)	(17)	(41)
Transfers to OREO	—	(1)	(4)	(5)
Charge-offs	(40)	—	(49)	(89)
Draws/other extensions of credit	—	1	—	1
Balance, end of period	$372	137	199	708

Analysis of Net Loan Charge-offs
Net charge-offs were 46 bps and 38 bps of average portfolio loans and leases for the three months ended March 31, 2025 and 2024, respectively. Table 48 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 35 bps during the three months ended March 31, 2025, compared to 19 bps during the same period in the prior year primarily due to increases in net charge-offs on commercial and industrial loans of $17 million and commercial mortgage loans of $10 million for the three months ended March 31, 2025.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans decreased to 63 bps during the three months ended March 31, 2025, compared to 67 bps during the same period in the prior year primarily due to decreases in net charge-offs on other consumer loans of $5 million and indirect secured consumer loans of $3 million, partially offset by an increase in net charge-offs on solar energy installation loans of $6 million for the three months ended March 31, 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 48: Summary of Credit Loss Experience
	For the three months ended March 31,
($ in millions)	2025	2024
Losses charged-off:
Commercial and industrial loans	$(54)	(40)
Commercial mortgage loans	(11)	—
Commercial leases	(2)	—
Residential mortgage loans	—	—
Home equity	(2)	(2)
Indirect secured consumer loans	(36)	(35)
Credit card	(22)	(23)
Solar energy installation loans	(21)	(14)
Other consumer loans(a)	(25)	(32)
Total losses charged-off	$(173)	(146)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$2	5
Commercial mortgage loans	1	—
Commercial leases	—	—
Residential mortgage loans	—	—
Home equity	2	2
Indirect secured consumer loans	15	11
Credit card	5	5
Solar energy installation loans	3	2
Other consumer loans(a)	9	11
Total recoveries of losses previously charged-off	$37	36
Net losses charged-off:
Commercial and industrial loans	$(52)	(35)
Commercial mortgage loans	(10)	—
Commercial leases	(2)	—
Residential mortgage loans	—	—
Home equity	—	—
Indirect secured consumer loans	(21)	(24)
Credit card	(17)	(18)
Solar energy installation loans	(18)	(12)
Other consumer loans	(16)	(21)
Total net losses charged-off	$(136)	(110)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.39%	0.27
Commercial mortgage loans	0.34	—
Commercial leases	0.29	(0.04)
Total commercial loans and leases	0.35%	0.19
Residential mortgage loans	—	(0.01)
Home equity	0.04	0.03
Indirect secured consumer loans	0.53	0.64
Credit card	4.19	4.19
Solar energy installation loans	1.73	1.31
Other consumer loans	2.52	2.71
Total consumer loans	0.63%	0.67
Total net losses charged-off as a percent of average portfolio loans and leases	0.46%	0.38
(a)For the three months ended March 31, 2025 and 2024, the Bancorp recorded $6 and $8, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

For more information about the Bancorp’s methodology for determining the ACL, refer to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024, including the Critical Accounting Policies section and Allowance for Credit Losses subsection of the Risk Management section of MD&A and Note 1 of the Notes to Consolidated Financial Statements.

At both March 31, 2025 and December 31, 2024, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger near-term growth outlook while the less favorable outlook (Downside) depicted a moderate recession.

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

March 31, 2025 ACL
The ACL as of March 31, 2025 increased $38 million from December 31, 2024, driven by higher period-end loan and lease balances and deterioration in the economic forecasts used to calculate the ACL, partially offset by favorable impacts of improvements in the risk profile of the loan and lease portfolio. As of March 31, 2025, the Bancorp’s macroeconomic scenarios included estimates of the expected impacts of changes in economic conditions caused by forecasted interest rates and higher tariffs. During the first quarter of 2025, the FOMC paused further changes in monetary policy after cutting rates at the end of 2024. It is expected that the FRB will maintain current federal funds rate levels in the near-term until there is more clarity regarding U.S. economic policies and their impacts.

At March 31, 2025, the Bancorp assigned an 80% probability weighting to the Baseline scenario and 10% to each of the Upside and Downside scenarios. The Baseline scenario used in the March 31, 2025 ACL assumed that inflation rates peaked higher and more rapidly when compared to the scenario used for the December 31, 2024 estimate. These changes reflect recent trends and additional inflationary pressures that have arisen from changes in U.S. fiscal, tariff and immigration policies. This scenario assumed a peak rate of inflation of 3.8% at the start of the scenario, decreasing to 3.1% by the end of 2025 and averaging 2.8% and 2.2% in 2026 and 2027, respectively. In response to fiscal tightening and high interest rates, this scenario also assumed that real GDP growth would be below trend in the near term but that the unemployment rate will remain steady. The Baseline scenario assumed an average annual real GDP growth rate of 1.9% for 2025, followed by 1.7% in 2026 and 2.3% in 2027. The Baseline scenario also assumed an average unemployment rate of 4.1% for 2025, followed by 4.3% for both 2026 and 2027. The Treasury rate environment is expected to be relatively stable with the 10-year yield remaining within a narrow projected range of 4.3% to 4.4% through 2027. Credit spreads are projected to expand from 1.6% at the start of the scenario to a peak of 2.5% in mid-2026. Lastly, the Baseline scenario assumed additional cuts to the target federal funds rate, with an average federal funds rate of 4.2% in 2025 that decreases to an average of 3.4% and 3.0% in 2026 and 2027, respectively.

The Upside scenario assumed that, on an average annual basis, the change in real GDP is 2.5% in 2025, 2.7% in 2026 and 2.2% in 2027. The Upside scenario also assumed an average unemployment rate of 3.5% in 2025, 3.4% in 2026 and 3.6% in 2027. In this scenario, 10-year Treasury yields are fairly stable, reaching a peak of 4.5% in the second quarter of 2025, while credit spreads are consistent with the Baseline scenario, peaking at 2.5% in mid-2026. In the Upside scenario, the forecast for federal funds rate cuts was generally consistent with the Baseline scenario.

The Downside scenario included significant worsening of economic conditions, causing the U.S. economy to fall into a recession in the second quarter of 2025. The Downside scenario assumed that real GDP declines from the first quarter of 2025 through the fourth quarter of 2025, with a cumulative decline of 2.6%, recovering to an average annualized GDP growth rate of 2.4% for the full year of 2027. The Downside scenario assumed an average unemployment rate of 6.2% in 2025, increasing to an average of 8.2% in 2026 and decreasing to an average of 7.1% in 2027. In this scenario, the 10-year treasury yield increases to 4.7% in mid-2025, then drops to 3.1% by the end of 2025. Credit spreads also expand in this scenario, reaching a peak of 3.9% in the fourth quarter of 2025. In the Downside scenario, the forecast for the federal funds rate included steeper rate cuts than the Baseline scenario, with average target rates of 4.5% in 2025, followed by 2.2% and 1.0% in 2026 and 2027, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Bancorp’s qualitative adjustments, as an overlay to the quantitative models, resulted in a net increase to the ACL as of March 31, 2025, primarily driven by a qualitative increase in the ACL for the commercial portfolio segment. These qualitative adjustments primarily reflect the Bancorp’s expectations that additional credit losses may be present in its portfolio loans and leases beyond what is predictable through the use of quantitative models. The qualitative adjustment for the commercial portfolio segment was primarily driven by additional allowances for certain nonowner-occupied commercial loans secured by real estate, particularly loans secured by office buildings, based on current challenges in the commercial real estate market that are not fully reflected in the Bancorp’s quantitative models. These challenges include, but are not limited to, an imbalance between supply and demand in the market for commercial real estate properties and pressures on borrowers and property valuations resulting from elevated interest rates. Specific to office properties, the Bancorp has also observed industry data indicating that the office sector of the commercial real estate market continues to lag behind others in terms of property values, driven in part by lessened demand as a result of the increased prevalence of remote work across many professions.

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

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 49: Changes in Allowance for Credit Losses
	For the three months ended March 31,
($ in millions)	2025	2024
ALLL:
Balance, beginning of period	$2,352	2,322
Losses charged-off(a)	(173)	(146)
Recoveries of losses previously charged-off(a)	37	36
Provision for loan and lease losses	168	106
Balance, end of period	$2,384	2,318
Reserve for unfunded commitments:
Balance, beginning of period	$134	166
Provision for (benefit from) the reserve for unfunded commitments	6	(12)
Balance, end of period	$140	154
(a)For the three months ended March 31, 2025 and 2024, the Bancorp recorded $6 and $8, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 50: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	March 31, 2025	December 31, 2024
Attributed ALLL:
Commercial and industrial loans	$845	728
Commercial mortgage loans	323	351
Commercial construction loans	57	59
Commercial leases	16	16
Residential mortgage loans	139	146
Home equity	94	106
Indirect secured consumer loans	312	311
Credit card	157	165
Solar energy installation loans	323	351
Other consumer loans	118	119
Total ALLL	$2,384	2,352
Portfolio loans and leases:
Commercial and industrial loans	$53,700	52,271
Commercial mortgage loans	12,357	12,246
Commercial construction loans	5,952	5,588
Commercial leases	3,128	3,188
Residential mortgage loans(a)	17,581	17,543
Home equity	4,265	4,188
Indirect secured consumer loans	16,804	16,313
Credit card	1,660	1,734
Solar energy installation loans	4,262	4,202
Other consumer loans	2,482	2,518
Total portfolio loans and leases	$122,191	119,791
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.57%	1.39
Commercial mortgage loans	2.61	2.87
Commercial construction loans	0.96	1.06
Commercial leases	0.51	0.50
Residential mortgage loans	0.79	0.83
Home equity	2.20	2.53
Indirect secured consumer loans	1.86	1.91
Credit card	9.46	9.52
Solar energy installation loans	7.58	8.35
Other consumer loans	4.75	4.73
Total ALLL as a percent of portfolio loans and leases	1.95%	1.96
Total ACL as a percent of portfolio loans and leases	2.07	2.08
(a)Includes residential mortgage loans measured at fair value of $109 at March 31, 2025 and $108 at December 31, 2024.

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

Management continually reviews the Bancorp’s on- and off-balance sheet composition, earnings flows, and hedging strategies and models interest rate risk and price risk exposures, and possible actions to manage these risks, given numerous possible future interest rate and market factor scenarios. A series of key risk indicators and early warning indicators are employed to ensure that risks are managed within the Bancorp’s risk appetite for interest rate risk and price risk.

The Commercial Banking and Wealth and Asset Management lines of business manage price risk for capital markets sales and trading activities related to their respective businesses. The Consumer and Small Business Banking line of business manages price risk for the origination and sale of conforming residential mortgage loans to government agencies and government-sponsored enterprises. The Bancorp’s Treasury department manages interest rate risk and price risk for all other activities. Independent oversight is provided by ERM and Board-approved key risk indicators are used to ensure risks are managed within the Bancorp’s risk appetite.

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

Net Interest Income Sensitivity
The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an NII simulation model to analyze the sensitivity of NII to changes in interest rates. The model is based on contractual and estimated cash flows and repricing characteristics for all of the Bancorp’s assets, liabilities and off-balance sheet exposures and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and the attrition and mix shift of certain liabilities. The model also includes senior management’s projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. The NII simulation model does not represent a forecast of the Bancorp’s net interest income but is a tool utilized to assess the risk of the impact of changing market interest rates across a range of market interest rate environments. As a result, actual results will differ from simulated results for multiple reasons, which may include actual balance sheet composition differences, timing, magnitude and frequency of interest rate changes, deviations from projected customer behavioral assumptions as well as from changes in market conditions and management strategies.

As of March 31, 2025, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel and non-parallel increases and decreases in interest rates. Risk appetite thresholds are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over 12-month and 24-month horizons. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve, and employs key risk indicators and early warning indicators to monitor and manage exposures under these types of scenarios. Additionally, the Bancorp routinely evaluates its exposures to changes in the basis between interest rates.

In order to recognize the risk of noninterest-bearing demand deposit balance migration or attrition in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes additional attrition of approximately $380 million of demand deposit balances over a period of 24 months for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $380 million of incremental growth in noninterest-bearing deposit balances over 24 months for each 100 bps decrease in short-

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
term market interest rates. The incremental balance attrition and growth are modeled to flow into and out of funding products that reprice in conjunction with short-term market rate changes.

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp’s interest-bearing deposit rates will change for a given change in short-term market rates. The Bancorp utilizes dynamic deposit beta models to adjust assumed repricing sensitivity depending on market rate levels. The dynamic beta models were developed utilizing the Bancorp’s performance during prior interest rate cycles. Since the beginning of the recent tightening cycle in early 2022 and through March 31, 2025, the Bancorp’s actual cumulative interest-bearing deposit beta was approximately 55%-60%. Using the dynamic beta models, the Bancorp’s NII sensitivity modeling assumes weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of approximately 75%-80% for both a 100 bps and 200 bps increase in rates. In the event of continued rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped parallel scenarios of approximately 65%-70% for both a 100 bps and 200 bps decrease in rates. In falling rate scenarios, deposit rate floors are utilized to ensure modeled deposit rates will not become negative. NII simulation modeling assumes no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles. Future actual performance will be dependent on market conditions, the level of competition for deposits and the magnitude of continued interest rate increases. The Bancorp provides sensitivity analysis in Tables 52 and 53 for key assumptions related to its deposit modeling, including beta and demand deposit balance performance.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and policy limits as of:

TABLE 51: Estimated NII Sensitivity Profile and Policy Limits
	March 31, 2025				March 31, 2024
	% Change in NII (FTE)		Policy Limit		% Change in NII (FTE)		Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(3.54)%	(4.84)	(6.00)	(7.00)	(2.76)%	(4.62)	(5.00)	(6.00)
+100 Ramp over 12 months	(1.72)	(2.22)	N/A	N/A	(1.36)	(2.20)	N/A	N/A
-100 Ramp over 12 months	0.84	0.69	N/A	N/A	0.23	0.11	N/A	N/A
-200 Ramp over 12 months	1.15	(0.03)	(6.00)	(7.00)	0.29	(0.35)	(5.00)	(6.00)

Table 51 presents the change in estimated net interest income for 12 month and 13-24 month horizons for alternative interest rate scenarios relative to the net interest income projection for a static rate scenario for those same time horizons. As previously mentioned, these numbers do not represent a forecast, but are instead risk measures that are monitored to evaluate the consolidated interest rate risk position of the Bancorp. At March 31, 2025, the Bancorp’s NII sensitivity in the rising-rate scenarios is negative in years one and two as interest expense is expected to increase more than interest income due to deposit repricing and balance migration estimates given the high interest rate environment. The Bancorp’s NII simulation projects an increase in NII in years one and two under the parallel 100 bps ramp decrease in interest rates and in year one in the 200 bps ramp decrease in interest rates, driven by an expectation that deposits would reprice faster than earning assets. However, in year two, some deposits have reached their floors but assets continue to reprice to lower rates, generating less NII. The changes in the estimated NII sensitivity profile compared to March 31, 2024 were primarily attributable to increases in fixed-rate loans and the activation of previously forward-starting receive-fixed interest rate swaps, partially offset by the impacts of investment securities and short-term investments with a shorter life.

Tables 52 and 53 provide the sensitivity of the Bancorp’s estimated NII profile at March 31, 2025 to changes to certain deposit balance and deposit repricing sensitivity (beta) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of March 31, 2025:

TABLE 52: Estimated NII Sensitivity Profile at March 31, 2025 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(4.44)%	(5.84)	(2.65)	(3.84)
+100 Ramp over 12 months	(2.53)	(3.06)	(0.91)	(1.37)
-100 Ramp over 12 months	0.21	0.16	1.47	1.22
-200 Ramp over 12 months	0.61	(0.40)	1.69	0.35
The following table includes the Bancorp’s estimated NII sensitivity profile with a 10% increase and a 10% decrease to the corresponding deposit beta assumptions as of March 31, 2025:

TABLE 53: Estimated NII Sensitivity Profile at March 31, 2025 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 10% Higher(a)		Betas 10% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(5.12)%	(7.79)	(2.03)	(1.96)
+100 Ramp over 12 months	(2.51)	(3.67)	(0.97)	(0.79)
-100 Ramp over 12 months	1.54	1.95	0.17	(0.53)
-200 Ramp over 12 months	2.56	2.26	(0.09)	(2.09)
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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 54: Estimated EVE Sensitivity Profile
	March 31, 2025		March 31, 2024
Change in Interest Rates (bps)	% Change in EVE	Policy Limit	% Change in EVE	Policy Limit
+200 Shock	(5.92)%	(12.00)	(4.37)%	(12.00)
+100 Shock	(2.50)	N/A	(1.80)	N/A
-100 Shock	1.05	N/A	0.94	N/A
-200 Shock	(0.11)	(12.00)	0.14	(12.00)

The EVE sensitivity is negative in both a +200 bps and +100 bps rising-rate scenario, positive in a -100 bps falling-rate scenario, and slightly negative in a -200 bps falling-rate scenario at March 31, 2025. The changes in the estimated EVE sensitivity profile from March 31, 2024 were primarily related to changes in forward interest rate expectations, mix shift of deposit composition into higher-beta products, an increase in fixed-rate loans and reduced wholesale funding, partially offset by the impacts of a shorter investment securities portfolio duration.

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

Tables 55 and 56 show all swap positions that are utilized as qualifying hedging instruments for purposes of managing the Bancorp’s exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index, to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as the Bancorp adjusts its broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.

The following tables present additional information about the interest rate swaps used as qualifying hedging instruments in Fifth Third’s asset and liability management activities:

TABLE 55: Summary of Qualifying Hedging Instruments
			Weighted-Average
As of March 31, 2025 ($ in millions)	Notional Amount	Fair Value	Remaining Term (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$11,000	(3)	6.0	3.05%	SOFR
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	1	6.8	3.50	SOFR
Interest rate swaps related to long-term debt – fair value – receive-fixed	4,955	(14)	4.5	5.04	SOFR
Total interest rate swaps	$19,955	(16)

TABLE 56: Summary of Qualifying Hedging Instruments
			Weighted-Average
As of December 31, 2024 ($ in millions)	Notional Amount	Fair Value	Remaining Term (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$11,000	(2)	5.7	3.05%	SOFR
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	1,000	1	7.0	3.20	SOFR
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	3	7.1	3.50	SOFR
Interest rate swaps related to long-term debt – fair value – receive-fixed	4,955	(11)	4.7	5.04	SOFR
Total interest rate swaps	$20,955	(9)
(a)Forward starting swaps became effective in January and February 2025.

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

The Bancorp also enters into derivative contracts with major financial institutions to economically hedge market risks assumed in interest rate derivative contracts with commercial customers. Generally, these contracts have similar terms in order to protect the Bancorp from market

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
volatility. Credit risk arises from the possible inability of the counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of interest rate volatility and potential future exposure on these contracts and counterparty credit approvals performed by independent risk management. For further information, including the notional amount and fair values of these derivatives, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.7 billion at both March 31, 2025 and December 31, 2024. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates which may include the use of investment securities or derivative instruments. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information on derivative instruments used for this purpose.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2025 and December 31, 2024 was $869 million and $861 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and potential future exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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
The goal of liquidity risk management is to maintain adequate funds to meet changes in the balance sheet, contractual obligations and risk arising from off-balance-sheet exposures. The mitigation of liquidity risk is accomplished primarily through the management of a granular core deposit base and the utilization of stable, long-term funding sources. The Bancorp maintains a contingency funding plan and liquidity stress testing framework that collectively inform prudent levels of on-balance sheet liquidity in the form of cash and investment securities, along with contingent borrowing capacity at the FHLB and the FRB Discount Window, and outline responses and actions to various liquidity stress events. A summary of certain obligations and commitments to make future payments under contracts is included in Note 13 of the Notes to Condensed Consolidated Financial Statements.

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

Liquidity risk is monitored and managed by the Treasury department with independent oversight provided by ERM, and a series of policy limits and key risk indicators are established to ensure risks are managed within the Board-approved risk appetite. ALCO, which includes senior management representatives, monitors and manages liquidity risk within the Board-approved risk appetite and is accountable to ERMC.

Sources of Funds
Primary sources of funds include revenue from noninterest income as well as cash flows from loan and lease payments, payments from securities including sales and maturities, the sale or securitization of loans and leases and funds generated by core deposits, in addition to the use of wholesale borrowings.

The available-for-sale debt and other securities and held-to-maturity securities portfolios had a fair value of $50.8 billion at March 31, 2025. From these portfolios, $8.8 billion in principal and interest payments are expected to be received in the next 12 months and an additional $7.6 billion is expected to be received in the next 13 to 24 months. For further information on the investment securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the ability to monetize loans, leases and investment securities through a variety of channels, including repurchase agreements, outright sales, securitizations or pledging to secured borrowing sources. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans, solar energy installation loans and other consumer loans are also capable of being securitized or sold. For the three months ended March 31, 2025 and 2024, the Bancorp sold or securitized loans and leases totaling $1.1 billion and $858 million, respectively. For further information, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided a sizeable source of relatively stable and low-cost funds. Average core deposits and average shareholders’ equity funded 86% and 85% of its average total assets for the three months ended March 31, 2025 and 2024, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2023, the Board of Directors authorized $10.0 billion of debt or other securities for issuance, of which $7.0 billion of debt or other securities were available for issuance as of March 31, 2025. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions.

As of March 31, 2025, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $19.4 billion was available for issuance. On January 28, 2025, the Bank issued and sold, under this program, $700 million of fixed-rate/floating-rate senior notes and $300 million of floating-rate senior notes, as further discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Additionally, at March 31, 2025, the Bank had approximately $68.8 billion of borrowing capacity available through secured borrowing sources, including the FRB and the FHLB.

Current Liquidity Position
The Bancorp maintains a strong liquidity profile driven by strong core deposit funding and over $100 billion in readily available liquidity. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for more information regarding the Bancorp’s deposit

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
portfolio characteristics. The Bancorp maintains a liquidity profile focused on core deposit and stable long-term funding sources, while supplementing with a variety of secured and unsecured wholesale funding sources across the maturity spectrum, which allows for the effective management of concentration and rollover risk. The investment securities portfolio remains highly concentrated in liquid and readily marketable instruments and is a significant source of secured borrowing capacity via several monetization channels. As part of its liquidity management activities, the Bancorp maintains collateral at its secured funding providers to ensure immediate availability of funding. Additionally, the Bancorp routinely executes test trades to assess the operational processes and market depth associated with its secured funding sources.

As of March 31, 2025, the Bancorp (parent company) had sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 31 months.

Credit Ratings
The cost and availability of financing to the Bancorp and Bank are impacted by its credit ratings. A downgrade to the credit ratings of the Bancorp or the Bank could affect their ability to access the credit markets and increase borrowing costs, thereby adversely impacting their financial condition and liquidity. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios and diverse funding sources, in addition to disciplined liquidity monitoring procedures.

Credit ratings are summarized in Table 57. The ratings reflect the view of each rating agency on the capacity of the Bancorp and the Bank to meet financial commitments.*

*As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 57: Agency Ratings
As of May 6, 2025	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Stable	Stable	Stable	Stable

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CAPITAL MANAGEMENT
Management regularly reviews capital levels to help ensure it is appropriately positioned under various operating environments. The Bancorp has established a Capital Committee which is responsible for making capital plan recommendations to management. These recommendations are reviewed by the ERMC and the annual capital plan is approved by the Board of Directors. The Capital Committee is responsible for execution and oversight of the capital actions of the capital plan.

Regulatory Capital Ratios
The Basel III Final Rule sets minimum regulatory capital ratios as well as defines the measure of “well-capitalized” for insured depository institutions. The following table presents these requirements as well as the actual ratios and amounts for the Bancorp and Bank as of:

TABLE 58: Regulatory Capital
	Regulatory Ratio Requirements		March 31, 2025		December 31, 2024(a)
($ in millions)	Minimum	Well-Capitalized	Ratio	Amount	Ratio	Amount
CET1 capital:
Fifth Third Bancorp	4.50%	N/A	10.43%	$17,239	10.57%	$17,339
Fifth Third Bank, National Association	4.50	6.50	12.78	20,980	12.86	20,943
Tier 1 risk-based capital:
Fifth Third Bancorp	6.00	6.00	11.71	19,355	11.86	19,455
Fifth Third Bank, National Association	6.00	8.00	12.78	20,980	12.86	20,943
Total risk-based capital:
Fifth Third Bancorp	8.00	10.00	13.63	22,530	13.86	22,746
Fifth Third Bank, National Association	8.00	10.00	14.02	23,020	14.19	23,116
Leverage:
Fifth Third Bancorp	4.00	N/A	9.23	19,355	9.22	19,455
Fifth Third Bank, National Association	4.00	5.00	10.10	20,980	10.02	20,943
Total risk-weighted assets:
Fifth Third Bancorp				165,326		164,102
Fifth Third Bank, National Association				164,176		162,895
Quarterly average assets for leverage:(b)
Fifth Third Bancorp				209,678		210,963
Fifth Third Bank, National Association				207,723		209,038
(a)Regulatory capital ratios and amounts as of December 31, 2024 were calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital. This has been fully phased in as of January 1, 2025.
(b)Quarterly average assets are a component of the leverage ratio and, for this purpose, do not include goodwill or any other assets that the U.S. banking agencies determine should be deducted from Tier 1 capital.

The following table presents additional capital ratios of the Bancorp as of:

TABLE 59: Additional Capital Ratios
	March 31, 2025	December 31, 2024
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	9.50%	9.40
Tangible equity as a percent of tangible assets(a)(b)	9.07	9.02
Tangible common equity as a percent of tangible assets(a)(b)	8.07	8.03
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.

Capital Planning
The Bancorp maintains a comprehensive process for managing capital that considers the current and forward-looking macroeconomic and regulatory environments and makes capital distributions that are consistent with FRB requirements and the stress capital buffer requirement. Under the Enhanced Prudential Standards tailoring rules, the Bancorp is subject to Category IV standards, under which the Bancorp is required to develop and maintain a capital plan approved by the Board of Directors on an annual basis. The Bancorp is also subject to supervisory stress tests every two years. The Bancorp was not subject to the 2025 supervisory stress test conducted by the FRB, but submitted the Board-approved capital plan and information contained in Schedule C - Regulatory Capital Instruments, as required, by the April 5, 2025 deadline.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.37 and $0.35 for the three months ended March 31, 2025 and 2024, respectively. Pursuant to the Bancorp’s Board-approved capital plan, during the three months ended March 31, 2025, the Bancorp entered into and settled an accelerated share repurchase transaction. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

The following table summarizes the monthly share repurchase activity for the three months ended March 31, 2025:

TABLE 60: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
January 1 - January 31, 2025	4,407,500	$43.13	4,353,517	12,719,124
February 1 - February 28, 2025	1,210,724	44.06	—	12,719,124
March 1 - March 31, 2025	916,863	43.05	888,865	11,830,259
Total	6,535,087	$43.29	5,242,382	11,830,259
(a)    Includes 1,292,705 shares repurchased during the first quarter of 2025 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	March 31,	December 31,
($ in millions, except share data)	2025	2024
Assets
Cash and due from banks	$3,009	3,014
Other short-term investments(a)	14,965	17,120
Available-for-sale debt and other securities (amortized cost of $43,445 and $43,878)	39,747	39,547
Held-to-maturity securities (fair value of $11,072 and $10,965)	11,185	11,278
Trading debt securities	1,159	1,185
Equity securities	494	341
Loans and leases held for sale (includes $445 and $574 of residential mortgage loans measured at fair value)	473	640
Portfolio loans and leases(a) (includes $109 and $108 of residential mortgage loans measured at fair value)	122,191	119,791
Allowance for loan and lease losses(a)	(2,384)	(2,352)
Portfolio loans and leases, net	119,807	117,439
Bank premises and equipment (includes $14 and $14 held for sale)	2,506	2,475
Operating lease equipment	314	319
Goodwill	4,918	4,918
Intangible assets	82	90
Servicing rights	1,663	1,704
Other assets(a)	12,347	12,857
Total Assets	$212,669	212,927
Liabilities
Deposits:
Noninterest-bearing deposits	$40,855	41,038
Interest-bearing deposits	124,650	126,214
Total deposits	165,505	167,252
Federal funds purchased	227	204
Other short-term borrowings	5,457	4,450
Accrued taxes, interest and expenses	1,722	2,137
Other liabilities(a)	4,816	4,902
Long-term debt(a)	14,539	14,337
Total Liabilities	$192,266	193,282
Equity
Common stock(b)	$2,051	2,051
Preferred stock(c)	2,116	2,116
Capital surplus	3,773	3,804
Retained earnings	24,377	24,150
Accumulated other comprehensive loss	(3,895)	(4,636)
Treasury stock(b)	(8,019)	(7,840)
Total Equity	$20,403	19,645
Total Liabilities and Equity	$212,669	212,927
(a)Includes $47 and $51 of other short-term investments, $874 and $1,000 of portfolio loans and leases, $(16) and $(19) of ALLL, $6 and $5 of other assets, $12 and $12 of other liabilities and $774 and $889 of long-term debt from consolidated VIEs that are included in their respective captions above at March 31, 2025 and December 31, 2024, respectively. For further information, refer to Note 7.
(b)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2025 – 667,272,067 (excludes 256,620,514 treasury shares), December 31, 2024 – 669,853,830 (excludes 254,038,751 treasury shares).
(c)500,000 shares of no par value preferred stock were authorized at both March 31, 2025 and December 31, 2024. There were 422,000 unissued shares of undesignated no par value preferred stock at both March 31, 2025 and December 31, 2024. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both March 31, 2025 and December 31, 2024. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both March 31, 2025 and December 31, 2024. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended March 31,
($ in millions, except share data)	2025	2024
Interest Income
Interest and fees on loans and leases	$1,816	1,859
Interest on securities	451	455
Interest on other short-term investments	165	294
Total interest income	2,432	2,608
Interest Expense
Interest on deposits	743	954
Interest on federal funds purchased	2	3
Interest on other short-term borrowings	56	47
Interest on long-term debt	194	220
Total interest expense	995	1,224
Net Interest Income	1,437	1,384
Provision for credit losses	174	94
Net Interest Income After Provision for Credit Losses	1,263	1,290
Noninterest Income
Wealth and asset management revenue	172	161
Commercial payments revenue	153	145
Consumer banking revenue	137	135
Capital markets fees	90	97
Commercial banking revenue	80	85
Mortgage banking net revenue	57	54
Other noninterest income	14	23
Securities (losses) gains, net	(9)	10
Total noninterest income	694	710
Noninterest Expense
Compensation and benefits	750	753
Technology and communications	123	117
Net occupancy expense	87	87
Equipment expense	42	37
Loan and lease expense	30	29
Marketing expense	28	32
Card and processing expense	21	20
Other noninterest expense	223	267
Total noninterest expense	1,304	1,342
Income Before Income Taxes	653	658
Applicable income tax expense	138	138
Net Income	515	520
Dividends on preferred stock	37	40
Net Income Available to Common Shareholders	$478	480
Earnings per share - basic	$0.71	0.70
Earnings per share - diluted	$0.71	0.70
Average common shares outstanding - basic	671,052,320	685,749,673
Average common shares outstanding - diluted	676,040,080	690,633,531

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended March 31,
($ in millions)	2025	2024
Net Income	$515	520
Other Comprehensive Income (Loss), Net of Tax:
Net unrealized losses on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period	481	(182)
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	—	785
Reclassification adjustment for net losses included in net income	—	3
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	—	(785)
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	25	25
Net unrealized losses on cash flow hedge derivatives:
Unrealized holding gains (losses) arising during period	193	(316)
Reclassification adjustment for net losses included in net income	42	69
Other comprehensive income (loss), net of tax	741	(401)
Comprehensive Income	$1,256	119

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2023	$2,051	2,116	3,757	22,997	(4,487)	(7,262)	19,172
Impact of cumulative effect of change in accounting principle				(10)			(10)
Balance at January 1, 2024	$2,051	2,116	3,757	22,987	(4,487)	(7,262)	19,162
Net income				520			520
Other comprehensive loss, net of tax					(401)		(401)
Cash dividends declared:
Common stock ($0.35 per share)				(243)			(243)
Preferred stock:
Series H ($545.09 per share)				(13)			(13)
Series I ($587.86 per share)				(10)			(10)
Series J ($551.01 per share)				(7)			(7)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			(15)			35	20
Balance at March 31, 2024	$2,051	2,116	3,742	23,224	(4,888)	(7,227)	19,018

Balance at December 31, 2024	$2,051	2,116	3,804	24,150	(4,636)	(7,840)	19,645
Net income				515			515
Other comprehensive income, net of tax					741		741
Cash dividends declared:
Common stock ($0.37 per share)				(251)			(251)
Preferred stock:
Series H ($476.55 per share)				(12)			(12)
Series I ($518.85 per share)				(9)			(9)
Series J ($482.40 per share)				(6)			(6)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Shares acquired for treasury						(226)	(226)
Impact of stock transactions under stock compensation plans, net			(31)			47	16
Balance at March 31, 2025	$2,051	2,116	3,773	24,377	(3,895)	(8,019)	20,403
Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the three months ended March 31,
($ in millions)	2025	2024
Operating Activities
Net income	$515	520
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	174	94
Depreciation, amortization and accretion	135	128
Stock-based compensation expense	73	64
Provision for (benefit from) deferred income taxes	5	(35)
Securities losses (gains), net	5	(12)
MSR fair value adjustment	50	(8)
Net gains on sales of loans and fair value adjustments on loans held for sale	(13)	(3)
Proceeds from sales of loans held for sale	1,049	742
Loans originated or purchased for sale, net of repayments	(912)	(714)
Dividends representing return on equity method investments	10	9
Net change in:
Equity and trading debt securities	(74)	(14)
Other assets	755	(265)
Accrued taxes, interest and expenses and other liabilities	(539)	(120)
Net Cash Provided by Operating Activities	1,233	386
Investing Activities
Proceeds from sales:
AFS securities and other investments	956	64
Loans and leases	79	121
Bank premises and equipment	—	15
Proceeds from repayments / maturities of AFS and HTM securities and other investments	1,635	1,238
Purchases:
AFS securities, equity method investments and other investments	(2,184)	(1,398)
Bank premises and equipment	(117)	(65)
Proceeds from settlement of BOLI	12	11
Proceeds from sales and dividends representing return of equity method investments	4	2
Net cash received for divestitures	—	6
Net change in:
Other short-term investments	2,155	(758)
Portfolio loans and leases	(2,594)	526
Operating lease equipment	(13)	9
Net Cash Used in Investing Activities	(67)	(229)
Financing Activities
Net change in deposits	(1,747)	675
Net change in federal funds purchased and other short-term borrowings	23	56
Proceeds from short-term FHLB advances	1,000	—
Proceeds from long-term debt issuances/advances	998	1,495
Repayment of long-term debt	(867)	(2,400)
Dividends paid on common and preferred stock	(297)	(287)
Repurchases of treasury stock and related forward contract	(225)	—
Other	(56)	(42)
Net Cash Used in Financing Activities	(1,171)	(503)
Decrease in Cash and Due from Banks	(5)	(346)
Cash and Due from Banks at Beginning of Period	3,014	3,142
Cash and Due from Banks at End of Period	$3,009	2,796
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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2024 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2025	2024
Cash Payments:
Interest	$1,107	1,294
Income taxes	(3)	10

Transfers:
Portfolio loans and leases to loans and leases held for sale	$38	110
Loans and leases held for sale to portfolio loans and leases	2	1
Portfolio loans and leases to OREO	5	1
Bank premises and equipment to OREO	4	4
Available-for-sale debt securities to held-to-maturity securities(a)	—	11,593

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$54	13
Net additions to lease liabilities under finance leases	—	46
(a)Represents the fair value of the securities on the date of transfer. Refer to Note 4 for additional information.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standard Adopted in 2025
The Bancorp adopted the following new accounting standard during the three months ended March 31, 2025:

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, which amends the disclosure requirements for income taxes. The amendments primarily include new requirements to disclose additional information as part of the reconciliation of the effective tax rate to statutory tax rates, provide the amount of income taxes paid, net of refunds received, and income tax expense disaggregated between federal, state and foreign jurisdictions and provide income before income taxes disaggregated between domestic and foreign jurisdictions. The amendments also discontinue certain other disclosure requirements. The Bancorp adopted the amended guidance on January 1, 2025 and will provide the amended disclosures within its Annual Report on Form 10-K for the year ended December 31, 2025.

Significant Accounting Standard Issued but Not Yet Adopted
The following significant accounting standard was issued but not yet adopted by the Bancorp as of March 31, 2025:

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

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

March 31, 2025 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$4,358	3	—	4,361
Mortgage-backed securities:
Agency residential mortgage-backed securities	7,250	2	(651)	6,601
Agency commercial mortgage-backed securities	23,659	2	(2,605)	21,056
Non-agency commercial mortgage-backed securities	3,997	—	(291)	3,706
Asset-backed securities and other debt securities	3,357	2	(160)	3,199
Other securities(a)	824	—	—	824
Total available-for-sale debt and other securities	$43,445	9	(3,707)	39,747
Held-to-maturity securities:(b)
U.S. Treasury and federal agencies securities	$2,387	1	(1)	2,387
Mortgage-backed securities:
Agency residential mortgage-backed securities	4,811	—	(105)	4,706
Agency commercial mortgage-backed securities	3,985	8	(16)	3,977
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$11,185	9	(122)	11,072
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $321, $501 and $2, respectively, at March 31, 2025, that are carried at cost.
(b)The amortized cost basis includes a discount of $833 at March 31, 2025 pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

December 31, 2024 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$4,358	2	—	4,360
Mortgage-backed securities:
Agency residential mortgage-backed securities	6,460	—	(779)	5,681
Agency commercial mortgage-backed securities	23,853	1	(3,022)	20,832
Non-agency commercial mortgage-backed securities	4,505	—	(338)	4,167
Asset-backed securities and other debt securities	3,924	3	(198)	3,729
Other securities(a)	778	—	—	778
Total available-for-sale debt and other securities	$43,878	6	(4,337)	39,547
Held-to-maturity securities:(b)
U.S. Treasury and federal agencies securities	$2,370	—	(26)	2,344
Mortgage-backed securities:
Agency residential mortgage-backed securities	4,898	—	(197)	4,701
Agency commercial mortgage-backed securities	4,008	—	(90)	3,918
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$11,278	—	(313)	10,965
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $276, $500 and $2, respectively, at December 31, 2024, that are carried at cost.
(b)The amortized cost basis includes a discount of $865 at December 31, 2024 pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	March 31, 2025	December 31, 2024
Trading debt securities	$1,159	1,185
Equity securities	494	341

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $162 million at both March 31, 2025 and December 31, 2024, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

In January 2024, the Bancorp transferred $12.6 billion (amortized cost basis) of investment securities from available-for-sale to held-to-maturity to reflect the Bancorp’s change in intent to hold these securities to maturity in order to reduce potential capital volatility associated with investment security market price fluctuations. AOCI included pretax unrealized losses of $994 million on these securities at the date of transfer. The unrealized losses that existed on the date of transfer will continue to be reported as a component of AOCI and will be amortized into income over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the discount resulting from the transfer recorded at fair value. The amortized cost basis of held-to-maturity securities included a discount of $833 million and $865 million at March 31, 2025 and December 31, 2024, respectively, pertaining to the unamortized portion of unrealized losses on the previously transferred securities, which are offset in AOCI.

The following table presents the components of net securities losses and gains recognized in the Condensed Consolidated Statements of Income:

	For the three months ended March 31,
($ in millions)	2025	2024
Available-for-sale debt and other securities:
Realized gains	$5	2
Realized losses	(5)	—
Impairment losses	—	(5)
Net losses on available-for-sale debt and other securities	$—	(3)
Equity securities:
Net unrealized (losses) gains	(9)	13
Net equity securities (losses) gains	$(9)	13
Total (losses) gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$(9)	10
(a)Excludes $4 and $2 of net securities gains for the three months ended March 31, 2025 and 2024, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These gains and losses are included in capital markets fees and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

The Bancorp did not recognize impairment losses on its available-for-sale debt and other securities for the three months ended March 31, 2025. The Bancorp recognized impairment losses on available-for-sale debt and other securities of $5 million during the three months ended March 31, 2024. These losses were included in securities (losses) gains, net, in the Condensed Consolidated Statements of Income and related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

At both March 31, 2025 and December 31, 2024, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during both the three months ended March 31, 2025 and 2024.

At March 31, 2025 and December 31, 2024, investment securities with a fair value of $29.3 billion and $30.0 billion, respectively, were pledged to secure borrowing capacity, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of March 31, 2025 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$4,244	4,232	328	328
Due after 1 year through 5 years	15,415	14,651	3,023	3,022
Due after 5 years through 10 years	16,655	14,620	7,420	7,307
Due after 10 years	6,307	5,420	414	415
Other securities	824	824	—	—
Total	$43,445	39,747	11,185	11,072
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

The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
U.S. Treasury and federal agencies securities	$38	—	—	—	38	—
Agency residential mortgage-backed securities	1,196	(15)	4,534	(636)	5,730	(651)
Agency commercial mortgage-backed securities	200	(4)	20,760	(2,601)	20,960	(2,605)
Non-agency commercial mortgage-backed securities	152	(1)	3,519	(290)	3,671	(291)
Asset-backed securities and other debt securities	121	(1)	2,741	(159)	2,862	(160)
Total	$1,707	(21)	31,554	(3,686)	33,261	(3,707)
December 31, 2024
U.S. Treasury and federal agencies securities	$569	—	—	—	569	—
Agency residential mortgage-backed securities	1,061	(14)	4,566	(765)	5,627	(779)
Agency commercial mortgage-backed securities	157	(6)	20,536	(3,016)	20,693	(3,022)
Non-agency commercial mortgage-backed securities	183	(3)	3,984	(335)	4,167	(338)
Asset-backed securities and other debt securities	283	(11)	3,157	(187)	3,440	(198)
Total	$2,253	(34)	32,243	(4,303)	34,496	(4,337)

At March 31, 2025 and December 31, 2024, $30 million and $34 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	March 31, 2025	December 31, 2024
Loans and leases held for sale:
Commercial and industrial loans	$28	15
Commercial mortgage loans	—	22
Commercial construction loans	—	29
Residential mortgage loans	445	574
Total loans and leases held for sale	$473	640
Portfolio loans and leases:
Commercial and industrial loans	$53,700	52,271
Commercial mortgage loans	12,357	12,246
Commercial construction loans	5,952	5,588
Commercial leases	3,128	3,188
Total commercial loans and leases	$75,137	73,293
Residential mortgage loans	$17,581	17,543
Home equity	4,265	4,188
Indirect secured consumer loans	16,804	16,313
Credit card	1,660	1,734
Solar energy installation loans	4,262	4,202
Other consumer loans	2,482	2,518
Total consumer loans	$47,054	46,498
Total portfolio loans and leases	$122,191	119,791

Portfolio loans and leases are recorded net of unearned income, which totaled $383 million and $380 million as of March 31, 2025 and December 31, 2024, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $568 million and $566 million at March 31, 2025 and December 31, 2024, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs associated with loans and valuation adjustments associated with loans measured at fair value. These items totaled a net discount of $279 million and $324 million as of March 31, 2025 and December 31, 2024, respectively, of which $898 million and $901 million of net discount was related to solar energy installation loans, respectively.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $14.8 billion and $15.1 billion as of March 31, 2025 and December 31, 2024, respectively, pledged to the FHLB, and loans of $58.3 billion and $55.3 billion as of March 31, 2025 and December 31, 2024, respectively, pledged to the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of net charge-offs:

	For the three months ended March 31,
($ in millions)	2025	2024
Commercial and industrial loans	$52	35
Commercial mortgage loans	10	—
Commercial leases	2	—
Indirect secured consumer loans	21	24
Credit card	17	18
Solar energy installation loans	18	12
Other consumer loans	16	21
Total net charge-offs	$136	110

The following table presents the income recognized related to leases where the Bancorp is the lessor:

		For the three months ended March 31,
($ in millions)	Condensed Consolidated Statements of Income Caption	2025	2024
Direct financing leases	Interest and fees on loans and leases	$10	9
Sales-type leases	Interest and fees on loans and leases	26	18
Operating leases	Commercial banking revenue	20	28

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class. Refer to Note 1 and Note 6 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on the Bancorp’s accounting policies and estimation practices for the ALLL.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended March 31, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,154	146	1,052	2,352
Losses charged-off(a)	(67)	—	(106)	(173)
Recoveries of losses previously charged-off(a)	3	—	34	37
Provision for (benefit from) loan and lease losses	151	(7)	24	168
Balance, end of period	$1,241	139	1,004	2,384
(a)The Bancorp recorded $6 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the three months ended March 31, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,130	145	1,047	2,322
Losses charged-off(a)	(40)	—	(106)	(146)
Recoveries of losses previously charged-off(a)	5	—	31	36
Provision for (benefit from) loan and lease losses	46	(5)	65	106
Balance, end of period	$1,141	140	1,037	2,318
(a)The Bancorp recorded $8 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

The following tables provide a summary of the ALLL and related loans and leases, classified by portfolio segment:

As of March 31, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$178	1	13	192
Collectively evaluated	1,063	138	991	2,192
Total ALLL	$1,241	139	1,004	2,384
Portfolio loans and leases:(b)
Individually evaluated	$563	136	101	800
Collectively evaluated	74,574	17,336	29,372	121,282
Total portfolio loans and leases	$75,137	17,472	29,473	122,082
(a)Includes $1 related to commercial leveraged leases at March 31, 2025.
(b)Excludes $109 of residential mortgage loans measured at fair value and includes $241 of commercial leveraged leases, net of unearned income, at March 31, 2025.

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

The Bancorp defines term loans and leases as those having a fixed duration, repayment schedule and defined interest rate. For purposes of disclosing term loans by origination year, the Bancorp generally determines the origination date for loans and leases within the commercial portfolio as the date of the most recent credit decision or extension. Revolving and other loans include loans with revolving privileges and certain complex lending arrangements involving commitments made by the Bancorp under predefined terms, including loans with both revolving and non-revolving components, loans with delayed draw features or loans with interchangeable interest rate and repayment options that extend beyond the time of origination.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost basis of the Bancorp’s commercial portfolio segment, by class and vintage, disaggregated by credit risk rating:

As of March 31, 2025 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial loans:
Pass	$965	2,812	1,180	2,302	1,096	746	41,472	50,573
Special mention	1	64	25	11	9	4	833	947
Substandard	5	115	100	179	84	41	1,507	2,031
Doubtful	—	—	—	2	—	—	147	149
Total commercial and industrial loans	$971	2,991	1,305	2,494	1,189	791	43,959	53,700
Commercial mortgage owner-occupied loans:
Pass	$312	777	761	798	609	578	1,827	5,662
Special mention	—	14	6	15	11	2	43	91
Substandard	12	56	41	34	30	43	241	457
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$324	847	808	847	650	623	2,111	6,210
Commercial mortgage nonowner-occupied loans:
Pass	$110	593	745	763	173	628	2,613	5,625
Special mention	—	56	—	20	—	—	206	282
Substandard	2	31	22	29	—	2	154	240
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$112	680	767	812	173	630	2,973	6,147
Commercial construction loans:
Pass	$—	2	7	—	28	—	4,972	5,009
Special mention	—	—	—	—	—	—	705	705
Substandard	—	—	—	—	—	—	238	238
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$—	2	7	—	28	—	5,915	5,952
Commercial leases:
Pass	$395	1,220	308	256	277	612	—	3,068
Special mention	—	4	4	1	2	—	—	11
Substandard	—	—	10	11	4	24	—	49
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$395	1,224	322	268	283	636	—	3,128
Total commercial loans and leases:
Pass	$1,782	5,404	3,001	4,119	2,183	2,564	50,884	69,937
Special mention	1	138	35	47	22	6	1,787	2,036
Substandard	19	202	173	253	118	110	2,140	3,015
Doubtful	—	—	—	2	—	—	147	149
Total commercial loans and leases	$1,802	5,744	3,209	4,421	2,323	2,680	54,958	75,137

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2024 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial loans:
Pass	$2,966	1,346	2,445	1,321	371	437	40,185	49,071
Special mention	15	13	22	1	3	9	1,055	1,118
Substandard	67	95	182	74	32	15	1,545	2,010
Doubtful	—	—	2	—	—	—	70	72
Total commercial and industrial loans	$3,048	1,454	2,651	1,396	406	461	42,855	52,271
Commercial mortgage owner-occupied loans:
Pass	$786	790	844	630	315	307	1,829	5,501
Special mention	8	9	23	7	—	3	31	81
Substandard	64	34	24	28	9	43	239	441
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$858	833	891	665	324	353	2,099	6,023
Commercial mortgage nonowner-occupied loans:
Pass	$710	751	769	170	263	408	2,698	5,769
Special mention	54	—	50	5	—	—	150	259
Substandard	38	27	9	—	—	2	119	195
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$802	778	828	175	263	410	2,967	6,223
Commercial construction loans:
Pass	$4	21	—	29	—	—	4,565	4,619
Special mention	—	—	—	—	—	—	756	756
Substandard	—	—	—	—	—	—	213	213
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$4	21	—	29	—	—	5,534	5,588
Commercial leases:
Pass	$1,532	335	281	311	137	517	—	3,113
Special mention	4	4	2	3	2	4	—	19
Substandard	—	11	12	4	3	26	—	56
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$1,536	350	295	318	142	547	—	3,188
Total commercial loans and leases:
Pass	$5,998	3,243	4,339	2,461	1,086	1,669	49,277	68,073
Special mention	81	26	97	16	5	16	1,992	2,233
Substandard	169	167	227	106	44	86	2,116	2,915
Doubtful	—	—	2	—	—	—	70	72
Total commercial loans and leases	$6,248	3,436	4,665	2,583	1,135	1,771	53,455	73,293

The following tables summarize the Bancorp’s gross charge-offs within the commercial portfolio segment, by class and vintage:

For the three months ended March 31, 2025 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2025	2024	2023	2022	2021	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$—	6	4	1	—	—	43	54
Commercial mortgage owner-occupied loans	—	—	—	—	—	11	—	11
Commercial leases	—	—	—	—	—	2	—	2
Total commercial loans and leases	$—	6	4	1	—	13	43	67

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For the three months ended March 31, 2024 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2024	2023	2022	2021	2020	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$—	1	2	—	—	—	37	40
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—	—	—
Total commercial loans and leases	$—	1	2	—	—	—	37	40

Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of March 31, 2025 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$53,377	147	176	323	53,700	2
Commercial mortgage owner-occupied loans	6,172	6	32	38	6,210	5
Commercial mortgage nonowner-occupied loans	6,137	3	7	10	6,147	1
Commercial construction loans	5,952	—	—	—	5,952	—
Commercial leases	3,082	45	1	46	3,128	—
Total portfolio commercial loans and leases	$74,720	201	216	417	75,137	8
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2024 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$52,098	90	83	173	52,271	5
Commercial mortgage owner-occupied loans	5,980	40	3	43	6,023	—
Commercial mortgage nonowner-occupied loans	6,215	6	2	8	6,223	—
Commercial construction loans	5,587	1	—	1	5,588	—
Commercial leases	3,167	18	3	21	3,188	1
Total portfolio commercial loans and leases	$73,047	155	91	246	73,293	6
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

The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both delinquency and performing versus nonperforming status:

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2025 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2025	2024	2023	2022	2021	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$346	2,124	973	2,885	4,472	6,495	—	—	17,295
30-89 days past due	—	3	2	3	5	13	—	—	26
90 days or more past due	—	—	1	—	3	4	—	—	8
Nonperforming	—	—	4	12	15	112	—	—	143
Total residential mortgage loans(b)	$346	2,127	980	2,900	4,495	6,624	—	—	17,472
Home equity:
Performing:
Current	$40	160	63	32	2	87	3,714	71	4,169
30-89 days past due	—	—	—	—	—	1	23	3	27
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	—	—	—	7	59	3	69
Total home equity	$40	160	63	32	2	95	3,796	77	4,265
Indirect secured consumer loans:
Performing:
Current	$2,331	6,036	2,572	2,767	2,042	882	—	—	16,630
30-89 days past due	1	21	25	33	21	13	—	—	114
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	7	12	19	13	9	—	—	60
Total indirect secured consumer loans	$2,332	6,064	2,609	2,819	2,076	904	—	—	16,804
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,595	—	1,595
30-89 days past due	—	—	—	—	—	—	17	—	17
90 days or more past due	—	—	—	—	—	—	17	—	17
Nonperforming	—	—	—	—	—	—	31	—	31
Total credit card	$—	—	—	—	—	—	1,660	—	1,660
Solar energy installation loans:
Performing:
Current	$192	849	2,047	1,088	2	32	—	—	4,210
30-89 days past due	—	3	13	6	—	—	—	—	22
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	1	17	11	—	1	—	—	30
Total solar energy installation loans	$192	853	2,077	1,105	2	33	—	—	4,262
Other consumer loans:
Performing:
Current	$56	170	319	471	197	283	926	31	2,453
30-89 days past due	—	1	4	7	3	3	3	—	21
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	2	3	—	1	1	1	8
Total other consumer loans	$56	171	325	481	200	287	930	32	2,482
Total residential mortgage and consumer loans:
Performing:
Current	$2,965	9,339	5,974	7,243	6,715	7,779	6,235	102	46,352
30-89 days past due	1	28	44	49	29	30	43	3	227
90 days or more past due	—	—	1	—	3	4	17	—	25
Nonperforming	—	8	35	45	28	130	91	4	341
Total residential mortgage and consumer loans(b)	$2,966	9,375	6,054	7,337	6,775	7,943	6,386	109	46,945
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2025, $73 of these loans were 30-89 days past due and $167 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses during the three months ended March 31, 2025 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $109 of residential mortgage loans measured at fair value at March 31, 2025, including $1 of 30-89 days past due loans and $2 of nonperforming loans.

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
due loans and $2 of nonperforming loans.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables summarize the Bancorp’s gross charge-offs within the residential mortgage and consumer portfolio segments, by class and vintage:

For the three months ended March 31, 2025 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2025	2024	2023	2022	2021	Prior			Total
Consumer loans:
Home equity	$—	—	—	—	—	—	2	—	2
Indirect secured consumer loans	—	6	11	12	4	3	—	—	36
Credit card	—	—	—	—	—	—	22	—	22
Solar energy installation loans	—	3	11	7	—	—	—	—	21
Other consumer loans	—	1	4	7	2	3	8	—	25
Total residential mortgage and consumer loans	$—	10	26	26	6	6	32	—	106

For the three months ended March 31, 2024 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2024	2023	2022	2021	2020	Prior			Total
Consumer loans:
Home equity	$—	—	—	—	—	—	2	—	2
Indirect secured consumer loans	—	8	13	7	3	4	—	—	35
Credit card	—	—	—	—	—	—	23	—	23
Solar energy installation loans	—	8	6	—	—	—	—	—	14
Other consumer loans	—	4	11	3	2	3	8	1	32
Total residential mortgage and consumer loans	$—	20	30	10	5	7	33	1	106

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	March 31, 2025	December 31, 2024
Commercial loans and leases:
Commercial and industrial loans	$493	325
Commercial mortgage owner-occupied loans	47	63
Commercial mortgage nonowner-occupied loans	7	4
Commercial construction loans	—	1
Commercial leases	16	2
Total commercial loans and leases	$563	395
Residential mortgage loans	136	131
Consumer loans:
Home equity	66	66
Indirect secured consumer loans	35	30
Total consumer loans	$101	96
Total portfolio loans and leases	$800	622

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	March 31, 2025			December 31, 2024
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$439	98	537	265	109	374
Commercial mortgage owner-occupied loans	59	3	62	52	23	75
Commercial mortgage nonowner-occupied loans	4	4	8	—	4	4
Commercial construction loans	—	—	—	—	1	1
Commercial leases	1	15	16	2	—	2
Total nonaccrual portfolio commercial loans and leases	$503	120	623	319	137	456
Residential mortgage loans	66	79	145	57	80	137
Consumer loans:
Home equity	20	49	69	21	49	70
Indirect secured consumer loans	51	9	60	48	7	55
Credit card	31	—	31	32	—	32
Solar energy installation loans	30	—	30	64	—	64
Other consumer loans	8	—	8	9	—	9
Total nonaccrual portfolio consumer loans	$140	58	198	174	56	230
Total nonaccrual portfolio loans and leases(a)(b)	$709	257	966	550	273	823
OREO and other repossessed property	—	30	30	—	30	30
Total nonperforming portfolio assets(a)(b)	$709	287	996	550	303	853
(a)Excludes $21 and $7 of nonaccrual loans held for sale as of March 31, 2025 and December 31, 2024, respectively.
(b)Includes $19 and $18 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of March 31, 2025 and December 31, 2024, respectively.

The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the three months ended March 31, 2025 and 2024.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $110 million and $94 million as of March 31, 2025 and December 31, 2024, respectively.

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

Portfolio loans with an amortized cost basis of $254 million and $207 million as of March 31, 2025 and 2024, respectively, were modified during the three months ended March 31, 2025 and 2024, respectively, for borrowers experiencing financial difficulty, as further discussed in the following sections. These modifications for the three months ended March 31, 2025 and 2024 represented 0.21% and 0.18%, respectively, of total portfolio loans and leases as of March 31, 2025 and 2024, respectively. These amounts excluded $19 million and $8 million for the three months ended March 31, 2025 and 2024, respectively, of consumer and residential mortgage loans which have been granted a concession under provisions of the Federal Bankruptcy Act and are monitored separately from loans modified under the Bancorp’s loan modification programs. As of March 31, 2025 and December 31, 2024, the Bancorp had commitments of $114 million and $88 million,

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
respectively, to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the twelve months ended March 31, 2025 and December 31, 2024, respectively.

Commercial portfolio segment
Commercial loan modifications are individually negotiated and may vary depending on the borrower’s financial situation, but the Bancorp most commonly utilizes term extensions for periods of three to twelve months. In less common situations, and when specifically warranted by the borrower’s situation, the Bancorp may also consider offering commercial borrowers interest rate reductions or payment delays, which may be combined with a term extension.

The following tables present the amortized cost basis as of March 31, 2025 and 2024 of the Bancorp’s commercial portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification, for the three months ended:

March 31, 2025 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$50	6	65	—	121	0.23%
Commercial mortgage owner-occupied loans	5	24	—	—	29	0.47
Commercial mortgage nonowner-occupied loans	24	—	—	—	24	0.39
Commercial construction loans	8	—	42	—	50	0.84
Total commercial portfolio loans	$87	30	107	—	224	0.31%

March 31, 2024 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$99	—	53	1	153	0.29%
Commercial mortgage owner-occupied loans	12	—	—	—	12	0.22
Commercial mortgage nonowner-occupied loans	5	—	—	—	5	0.08
Commercial construction loans	—	—	—	—	—	—
Total commercial portfolio loans	$116	—	53	1	170	0.24%

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

The following table presents the amortized cost basis as of March 31, 2025 and 2024 of the Bancorp’s residential mortgage portfolio loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the three months ended:

	March 31, 2025		March 31, 2024
($ in millions)	Total	% of Total Class	Total	% of Total Class
Payment delay	$—	—%	$2	0.01%
Term extension and payment delay	16	0.09	22	0.13
Term extension, interest rate reduction and payment delay	2	0.01	2	0.01
Total residential mortgage portfolio loans	$18	0.10%	$26	0.15%

The Bancorp had $3 million and $1 million of in-process modifications to residential mortgage loans outstanding as of March 31, 2025 and 2024, respectively, which are excluded from the completed modification activity in the table above. These in-process modifications will be reported as completed modifications once the borrower satisfies the applicable contingencies in the modification agreement and the loan is contractually modified to make the modified terms permanent.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Consumer portfolio segment
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

The following tables present the amortized cost basis as of March 31, 2025 and 2024 of the Bancorp’s consumer portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification, during the three months ended:

March 31, 2025 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$1	—	3	4	0.09%
Credit card	6	—	—	6	0.36
Solar energy installation loans	—	1	—	1	0.02
Other consumer loans	—	1	—	1	0.04
Total consumer portfolio loans	$7	2	3	12	0.04%

March 31, 2024 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$1	—	2	3	0.08%
Credit card	7	—	—	7	0.40
Solar energy installation loans	—	—	—	—	—
Other consumer loans	—	1	—	1	0.04
Total consumer portfolio loans	$8	1	2	11	0.04%

Financial effects of loan modifications
The following table presents the financial effects of the Bancorp’s significant types of portfolio loan modifications to borrowers experiencing financial difficulty, by portfolio class for the three months ended March 31:

	Financial Effects	2025	2024
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions	6 months	5 months
	Weighted-average length of payment delay	4 months	3 months
Commercial mortgage owner- occupied loans	Weighted-average length of term extensions	9 months	3 months
	Weighted-average length of payment delay	10 months	N/A
Commercial mortgage nonowner- occupied loans	Weighted-average length of term extensions	4 months	6 months
Commercial construction loans	Weighted-average length of term extensions	13 months	N/A
	Weighted-average length of payment delay	7 months	N/A
Residential mortgage loans	Weighted-average length of term extensions	10.1 years	10.9 years
	Approximate amount of payment delays as a percentage of the related loan balances	11%	12%
Consumer loans:
Home equity	Weighted-average length of term extensions	16.8 years	27.1 years
	Weighted-average interest rate reduction	From 8.3% to 6.9%	From 9.1% to 7.3%
	Approximate amount of payment delays as a percentage of the related loan balances	8%	4%
Credit card	Weighted-average interest rate reduction	From 23.0% to 4.3%	From 24.1% to 4.2%

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Credit quality of modified loans
The Bancorp closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following tables present the amortized cost basis as of March 31, 2025 and 2024 for the Bancorp’s portfolio loans that were modified during the twelve months ended March 31, 2025 and 2024, respectively, for borrowers experiencing financial difficulty, by age and portfolio class:

March 31, 2025 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$213	6	33	252
Commercial mortgage owner-occupied loans	66	—	24	90
Commercial mortgage nonowner-occupied loans	72	—	—	72
Commercial construction loans	107	1	—	108
Residential mortgage loans	55	11	15	81
Consumer loans:
Home equity	13	1	1	15
Credit card(a)	15	3	2	20
Solar energy installation loans	1	—	—	1
Other consumer loans	3	—	—	3
Total portfolio loans	$545	22	75	642
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

March 31, 2024 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$207	11	56	274
Commercial mortgage owner-occupied loans	21	16	—	37
Commercial mortgage nonowner-occupied loans	50	3	—	53
Commercial construction loans	74	—	—	74
Residential mortgage loans	82	12	16	110
Consumer loans:
Home equity	13	1	1	15
Credit card(a)	17	4	3	24
Solar energy installation loans	1	—	—	1
Other consumer loans	4	—	—	4
Total portfolio loans	$469	47	76	592
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The Bancorp considers modifications to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms as subsequently defaulted. The following tables present the amortized cost basis as of March 31, 2025 and 2024 of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the three months ended March 31, 2025 and 2024, respectively, and were within twelve months of the modification date:

March 31, 2025 ($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$—	—	11	—	6	—	17
Commercial mortgage owner-occupied loans	—	—	—	—	24	—	24
Residential mortgage loans	—	—	—	—	7	2	9
Consumer loans:
Home equity	—	1	—	—	—	—	1
Credit card	—	3	—	—	—	—	3
Total portfolio loans	$—	4	11	—	37	2	54

March 31, 2024 ($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$8	—	—	1	—	—	9
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	—
Residential mortgage loans	—	—	1	—	8	—	9
Consumer loans:
Home equity	—	—	—	—	1	—	1
Credit card	—	4	—	—	—	—	4
Total portfolio loans	$8	4	1	1	9	—	23

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to an automobile loan securitization and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities recorded on the Condensed Consolidated Balance Sheets for these consolidated VIEs as of:

($ in millions)	March 31, 2025	December 31, 2024
Assets:
Other short-term investments	$47	51
Indirect secured consumer loans	843	967
Solar energy installation loans	31	33
ALLL	(16)	(19)
Other assets	6	5
Total assets	$911	1,037
Liabilities:
Other liabilities	$12	12
Long-term debt	774	889
Total liabilities	$786	901

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
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

March 31, 2025 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,183	720	2,230
Private equity investments	281	—	498
Loans provided to VIEs	4,588	—	7,482
Lease pool entities	28	—	28
Solar loan securitizations	8	—	8

December 31, 2024 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,179	741	2,224
Private equity investments	268	—	487
Loans provided to VIEs	4,711	—	7,529
Lease pool entities	30	—	30
Solar loan securitizations	8	—	8

CDC investments
CDC invests in projects to create affordable housing and revitalize business and residential areas. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp has determined that it is not the primary beneficiary of these VIEs because it lacks the power to direct the activities that most significantly impact the economic performance of the underlying project or the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the managing members who exercise full and exclusive control of the operations of the VIEs. For information regarding the Bancorp’s accounting for these investments, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

At both March 31, 2025 and December 31, 2024, the Bancorp’s CDC investments included $2.0 billion of tax credit program investments accounted for under the proportional amortization method. The unfunded commitments related to these investments were $720 million and $741 million at March 31, 2025 and December 31, 2024, respectively. The unfunded commitments as of March 31, 2025 are expected to be funded from 2025 to 2044.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the impacts to the Condensed Consolidated Statements of Income related to the Bancorp’s tax credit program investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended March 31,
($ in millions)		2025	2024
Proportional amortization	Applicable income tax expense	$47	47
Tax credits and other benefits(b)	Applicable income tax expense	(56)	(58)
Changes in carrying amounts of equity method investments(c)	Other noninterest expense	2	2
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three months ended March 31, 2025 and 2024.
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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investment funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented in previous tables. Also, at March 31, 2025 and December 31, 2024, the Bancorp’s unfunded commitment amounts to the private equity funds were $217 million and $219 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $17 million and $14 million during the three months ended March 31, 2025 and 2024, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of March 31, 2025 and December 31, 2024, the Bancorp’s unfunded commitments to these entities were $2.9 billion and $2.8 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Lease pool entities
The Bancorp is a co-investor with other unrelated leasing companies in three LLCs designed for the purpose of purchasing pools of residual interests in leases which have been originated or purchased by the other investing member. For each LLC, the leasing company is the managing member and has full authority over the day-to-day operations of the entity. While the Bancorp holds more than 50% of the equity interests in each LLC, the operating agreements require both members to consent to significant corporate actions, such as liquidating the entity or removing the manager. In addition, the Bancorp has a preference with regard to distributions such that all of the Bancorp’s equity contribution for each pool must be distributed, plus a pre-defined rate of return, before the other member may receive distributions. The leasing company is also entitled to the return of its investment plus a pre-defined rate of return before any residual profits are distributed to the members.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The lease pool entities are primarily subject to risk of losses on the lease residuals purchased. The Bancorp’s maximum exposure to loss is equal to the carrying amount of the investments. The Bancorp has determined that it is not the primary beneficiary of these VIEs because it does not have the power to direct the activities that most significantly impact the economic performance of the entities. This power is held by the leasing company who, as managing member, controls the servicing of the leases and collection of the proceeds on the residual interests.

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

Residential Mortgage Loan Sales
The Bancorp sold residential mortgage loans during the three months ended March 31, 2025 and 2024. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended March 31,
($ in millions)	2025	2024
Residential mortgage loan sales(a)	$1,003	714

Origination fees and gains on loan sales	14	14
Gross mortgage servicing fees	74	78
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the three months ended March 31:

($ in millions)	2025	2024
Balance, beginning of period	$1,704	1,737
Servicing rights originated	9	11
Changes in fair value:
Due to changes in inputs or assumptions(a)	(16)	41
Other changes in fair value(b)	(34)	(33)
Balance, end of period	$1,663	1,756
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the value of the MSR portfolio which may include the use of investment securities or derivative instruments. Refer to Note 9 for additional information on derivative instruments used for this purpose.

The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended March 31, 2025 and 2024 were as follows:

	March 31, 2025			March 31, 2024
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	7.4	10.7%	483	5.9	14.3%	503

At March 31, 2025 and December 31, 2024, the Bancorp serviced $92.8 billion and $94.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the MSR portfolio was 3.80% and 3.79% at March 31, 2025 and December 31, 2024, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
At March 31, 2025, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)			Prepayment Speed Assumption				OAS Assumption
	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,660	8.2	6.3%	$(39)	(76)	(176)	418	$(32)	(63)
Adjustable-rate	3	4.8	16.0	—	(1)	(1)	725	—	—
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

9. Derivative Financial Instruments
The Bancorp maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce certain risks related to interest rate, prepayment and foreign currency volatility. The Bancorp’s interest rate risk management strategy involves modifying the repricing characteristics of certain financial instruments so that changes in interest rates do not adversely affect the Bancorp’s net interest margin and cash flows. Additionally, the Bancorp holds derivative instruments for the benefit of its commercial customers and for other business purposes. The Bancorp does not enter into unhedged speculative derivative positions. Refer to Note 14 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for additional information about the Bancorp’s use of derivative instruments, including those designated as hedges.

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

As of March 31, 2025 and December 31, 2024, the balance of collateral held by the Bancorp for derivative assets was $577 million and $947 million, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $358 million and $403 million as of March 31, 2025 and December 31, 2024, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of March 31, 2025 and December 31, 2024, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $6 million and $4 million, respectively.

As of March 31, 2025 and December 31, 2024, the balance of collateral posted by the Bancorp, as either initial margin or due to changes in fair value of the related derivative contracts, was $1.3 billion and $1.1 billion, respectively. Additionally, as of March 31, 2025 and December 31, 2024, $820 million and $1.2 billion of variation margin payments, respectively, were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both March 31, 2025 and December 31, 2024, the fair value of the additional collateral that could be required to be posted as a result of the credit risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

		Fair Value
March 31, 2025 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$4,955	—	14
Total fair value hedges		—	14
Cash flow hedges:
Interest rate swaps related to C&I loans	11,000	1	4
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	1	—
Total cash flow hedges		2	4
Total derivatives designated as qualifying hedging instruments		2	18
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	3,385	10	1
Forward contracts related to residential mortgage loans measured at fair value(a)	805	1	2
Swap associated with the sale of Visa, Inc. Class B Shares	2,717	—	173
Foreign exchange contracts	116	—	—
Interest-only strips	28	—	—
Interest rate contracts for LIBOR transition	597	—	—
Other	46	—	—
Total free-standing derivatives – risk management and other business purposes		11	176
Free-standing derivatives – customer accommodation:
Interest rate contracts(b)	84,053	568	733
Interest rate lock commitments	304	5	—
Commodity contracts	17,619	806	800
TBA securities	38	—	—
Foreign exchange contracts	34,629	798	758
Total free-standing derivatives – customer accommodation		2,177	2,291
Total derivatives not designated as qualifying hedging instruments		2,188	2,467
Total		$2,190	2,485
(a)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments in addition to certain portfolio residential mortgage loans measured at fair value.
(b)Derivative assets and liabilities are presented net of variation margin of $197 and $40, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
December 31, 2024 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$4,955	1	12
Total fair value hedges		1	12
Cash flow hedges:
Interest rate swaps related to C&I loans	11,000	2	4
Interest rate swaps related to C&I loans - forward starting(a)	1,000	1	—
Interest rate swaps related to commercial mortgage and commercial construction loans - forward starting(a)	4,000	3	—
Total cash flow hedges		6	4
Total derivatives designated as qualifying hedging instruments		7	16
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	3,135	4	4
Forward contracts related to residential mortgage loans measured at fair value(b)	881	8	—
Swap associated with the sale of Visa, Inc. Class B Shares	2,465	—	170
Foreign exchange contracts	104	2	—
Interest-only strips	30	—	—
Interest rate contracts for collateral management	1,000	1	—
Interest rate contracts for LIBOR transition	597	—	—
Other	43	—	—
Total free-standing derivatives – risk management and other business purposes		15	174
Free-standing derivatives – customer accommodation:
Interest rate contracts(c)	87,928	708	924
Interest rate lock commitments	264	2	—
Commodity contracts	16,889	575	564
TBA securities	44	—	—
Foreign exchange contracts	38,640	1,165	1,120
Total free-standing derivatives – customer accommodation		2,450	2,608
Total derivatives not designated as qualifying hedging instruments		2,465	2,782
Total		$2,472	2,798
(a)Forward starting swaps became effective in January and February 2025.
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

The following table reflects the changes in fair value of interest rate contracts, designated as fair value hedges and the changes in fair value of the related hedged items attributable to the risk being hedged, as well as the line items in the Condensed Consolidated Statements of Income in which the corresponding gains or losses are recorded:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2025	2024
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$68	(91)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(68)	91

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	March 31, 2025	December 31, 2024
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$4,907	4,838
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	(35)	(103)
Available-for-sale debt and other securities:
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(9)	(9)

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. As of March 31, 2025, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 82 months.

Reclassified gains and losses on interest rate contracts related to commercial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of March 31, 2025 and December 31, 2024, respectively, $419 million and $654 million of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of March 31, 2025, $178 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to March 31, 2025.

During both the three months ended March 31, 2025 and 2024, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended March 31,
($ in millions)	2025	2024
Amount of pre-tax net gains (losses) recognized in OCI	$253	(413)
Amount of pre-tax net losses reclassified from OCI into net income	(56)	(89)

Free-Standing Derivative Instruments – Risk Management and Other Business Purposes
The net (losses) gains recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2025	2024
Interest rate contracts:
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	$19	(46)
Forward contracts related to residential mortgage loans measured at fair value	Mortgage banking net revenue	(9)	5
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	—	5
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(18)	(17)

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp typically only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The total notional amount of the risk participation agreements was $3.1 billion and $3.2 billion at March 31, 2025 and December 31, 2024, respectively, and the fair value was a liability of $5 million at both March 31, 2025 and December 31, 2024, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2025	2024
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Capital market fees	$8	5
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(3)	3
Interest rate lock commitments	Mortgage banking net revenue	15	9
Commodity contracts:
Commodity contracts for customers (contract revenue)	Capital market fees	6	4
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	1
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Capital market fees	19	17
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	(10)	4

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

The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of March 31, 2025
Derivative assets	$2,185	(1,218)	(301)	666
Derivative liabilities	2,485	(1,218)	(307)	960
As of December 31, 2024
Derivative assets	$2,470	(1,378)	(573)	519
Derivative liabilities	2,798	(1,378)	(193)	1,227
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
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	March 31, 2025	December 31, 2024
FHLB advances	$5,100	4,100
Securities sold under repurchase agreements	293	273
Derivative collateral	—	19
Other borrowed money	64	58
Total other short-term borrowings	$5,457	4,450

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities and held-to-maturity securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both March 31, 2025 and December 31, 2024, all securities sold under repurchase agreements were secured by agency mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

At both March 31, 2025 and December 31, 2024, the Bancorp’s other borrowed money primarily included obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp is required to recognize both the loan and the repurchase liability, regardless of the intent to repurchase the loans.

11. Long-Term Debt
On January 28, 2025, the Bank issued and sold, under its bank note program, $700 million of fixed-rate/floating-rate senior notes due on January 28, 2028. The senior notes will bear interest at a rate of 4.967% per annum to, but excluding, January 28, 2027. From, and including, January 28, 2027, to, but excluding, the maturity date, the senior notes will bear interest at a rate of compounded SOFR plus 0.81%. The senior notes are redeemable at the Bank’s option, in whole, but not in part, one year prior to their maturity date, or in whole or in part beginning 30 days prior to maturity, at par plus accrued and unpaid interest. Additionally, the senior notes are redeemable at the Bank’s option, in whole or in part, beginning 180 days after the issue date and prior to January 28, 2027, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, plus accrued and unpaid interest, or (b) the sum of the present value of the remaining scheduled payments of principal and interest.

On January 28, 2025, the Bank issued and sold, under its bank note program, $300 million of floating-rate senior notes due on January 28, 2028. The senior notes will bear interest at a rate of compounded SOFR plus 0.81%. These senior notes are redeemable at the Bank’s option, in whole, but not in part, one year prior to their maturity date, or in whole or in part beginning 30 days prior to maturity, at par plus accrued and unpaid interest.

12. Capital Actions

Accelerated Share Repurchase Transaction
During the three months ended March 31, 2025, the Bancorp entered into and settled an accelerated share repurchase transaction. As part of the transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement was based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the repurchase agreement. The accelerated share repurchase was treated as two separate transactions: (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transaction that was entered into and settled during the three months ended March 31, 2025:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
January 23, 2025	$225	4,353,517	888,865	5,242,382	March 5, 2025

The Bancorp increased the cost basis of shares repurchased during the three months ended March 31, 2025 by $1 million as a result of the excise tax on share repurchases.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	March 31, 2025	December 31, 2024
Commitments to extend credit	$80,272	80,680
Letters of credit	1,879	1,952
Forward contracts related to residential mortgage loans measured at fair value	805	881
Capital commitments for private equity investments	217	219
Capital expenditures	113	80
Purchase obligations	20	27

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2025 and December 31, 2024, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $140 million and $134 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2025	December 31, 2024
Pass	$78,477	78,734
Special mention	750	850
Substandard	1,043	1,095
Doubtful	2	1
Total commitments to extend credit	$80,272	80,680

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of March 31, 2025:

($ in millions)
Less than 1 year(a)	$963
1 - 5 years(a)	911
Over 5 years	5
Total letters of credit	$1,879
(a)Includes $1 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both March 31, 2025 and December 31, 2024 and are considered guarantees in accordance with U.S. GAAP. Approximately 75% and 76% of the total standby letters of credit were collateralized as of March 31, 2025 and December 31, 2024, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $11

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
million and $12 million at March 31, 2025 and December 31, 2024, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2025	December 31, 2024
Pass	$1,741	1,779
Special mention	33	60
Substandard	103	110
Doubtful	2	3
Total letters of credit	$1,879	1,952

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

Contingent Liabilities
Legal claims
There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. Refer to Note 14 for additional information regarding these proceedings.

Guarantees
The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements as discussed in the following sections.

Residential mortgage loans sold with representation and warranty provisions
Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. A contractual liability arises only in the event of a breach of these representations and warranties and, in general, only when a loss results from the breach. The Bancorp may be required to repurchase any previously sold loan, or indemnify or make whole the investor or insurer for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. For more information on how the Bancorp establishes the residential mortgage repurchase reserve, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024.

As of both March 31, 2025 and December 31, 2024, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $5 million included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of March 31, 2025 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $9 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

During both the three months ended March 31, 2025 and 2024, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $6 million and $11 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended March 31, 2025 and 2024 were $9 million and $16 million, respectively. Total outstanding repurchase demand inventory was $5 million and $7 million at March 31, 2025 and December 31, 2024, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
margin account balances held by the brokerage clearing agent were $21 million and $16 million at March 31, 2025 and December 31, 2024, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both March 31, 2025 and December 31, 2024.

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

In conjunction with the IPO, the Bancorp received 10.1 million of Visa’s Class B common shares (the “Class B Shares”) based on the Bancorp’s membership percentage in Visa prior to the IPO. The Class B Shares were not transferable (other than to another member bank) until the later of the third anniversary of the IPO closing or the date on which the Covered Litigation has been resolved; therefore, the Bancorp’s Class B Shares were classified in other assets and accounted for at their carryover basis of $0. Visa deposited $3 billion of the proceeds from the IPO into a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Covered Litigation. Since then, when Visa’s litigation committee determined that the escrow account was insufficient, Visa issued additional Class A Shares and deposited the proceeds from the sale of the Class A Shares into the litigation escrow account. When Visa funded the litigation escrow account, the Class B Shares were subjected to dilution through an adjustment in the conversion rate of Class B Shares into Class A Shares. On January 23, 2024, Visa announced shareholder approval of changes to its articles of incorporation that would release certain transfer restrictions on portions of Class B Shares. The program allows holders of Class B Shares to liquidate some of their shares subject to assurances that other Visa stockholders will retain existing protection from exposure to the Covered Litigation.

In 2009, the Bancorp completed the sale of Visa, Inc. Class B Shares and entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is settled. Refer to Note 18 for additional information on the valuation of the swap. The counterparty to the swap as a result of its ownership of the Class B Shares will be impacted by dilutive adjustments to the conversion rate of the Class B Shares into Class A Shares caused by any Covered Litigation losses in excess of the litigation escrow account. If actual judgments in, or settlements of, the Covered Litigation significantly exceed current expectations, then additional funding by Visa of the litigation escrow account and the resulting dilution of the Class B Shares could result in a scenario where the Bancorp’s ultimate exposure associated with the Covered Litigation (the “Visa Litigation Exposure”) exceeds the value of the Class B Shares owned by the swap counterparty (the “Class B Value”). In the event the Bancorp concludes that it is probable that the Visa Litigation Exposure exceeds the Class B Value, the Bancorp would record a litigation reserve liability and a corresponding amount of other noninterest expense for the amount of the excess. Any such litigation reserve liability would be separate and distinct from the fair value derivative liability associated with the total return swap.

As of the date of the Bancorp’s sale of the Visa Class B Shares and through March 31, 2025, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $173 million at March 31, 2025 and $170 million at December 31, 2024, respectively. Refer to Note 9 and Note 18 for further information.

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

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12
Q4 2021	250	11
Q2 2022	600	25
Q4 2022	350	15
Q2 2023	500	21
Q3 2023	150	6
Q3 2024	1,500	65
Q1 2025	375	(a)
(a)The Bancorp made a cash payment of $15 million to the swap counterparty on April 8, 2025 as a result of the Visa escrow funding in the first quarter of 2025.

14. Legal and Regulatory Proceedings

Litigation
Visa/MasterCard Merchant Interchange Litigation
In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 13 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement that was initially approved by the trial court but reversed by the U.S. Second Circuit Court of Appeals and remanded to the district court for further proceedings. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On September 17, 2018, the defendants in the consolidated class action signed a second settlement agreement (the “Amended Settlement Agreement”) resolving the claims seeking monetary damages by the proposed plaintiffs’ class (the “Plaintiff Damages Class”) and superseding the original settlement agreement entered into in October 2012. The Amended Settlement Agreement included, among other terms, a release from participating class members for liability for claims that accrue no later than five years after the Amended Settlement Agreement becomes final. The Amended Settlement Agreement provided for a total payment by all defendants of approximately $6.24 billion, composed of approximately $5.34 billion held in escrow plus an additional $900 million in new funds. Pursuant to the terms of the Settlement Agreement, $700 million of the additional $900 million has been returned to the defendants due to the level of opt-outs from the class. On December 13, 2019, the Court entered an order granting final approval for the settlement, and on March 15, 2023, the Second Circuit affirmed that order. The settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who have opted out of the proposed class settlement and are pursuing, or may in the future decide to pursue, private lawsuits. Several of the remaining opt-out cases have now been set for a trial scheduled to commence on October 20, 2025 in the matter of Target Corp. et al. v. Visa Inc. et al., Case No. 13 Civ. 3477 (AKH) (S.D.N.Y.). On September 27, 2021, the Court overseeing the class litigation entered an order certifying a class of merchants pursuing claims for injunctive relief. On March 26, 2024, Plaintiffs filed a motion seeking preliminary approval of a settlement that would resolve class claims for injunctive relief. On June 13, 2024, the Court held a hearing on Plaintiffs’ motion for preliminary approval of the injunctive relief settlement, and on June 25, 2024, the Court issued an order denying the request for preliminary approval of the settlement. The ultimate outcome in this matter, including the timing of resolution, remains uncertain. Refer to Note 13 for further information.

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

15. Income Taxes
The applicable income tax expense was $138 million for both the three months ended March 31, 2025 and 2024. The effective tax rates for the three months ended March 31, 2025 and 2024 were 21.2% and 21.1%, respectively.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

16. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	For the three months ended March 31,
($ in millions, except per share data)	2025	2024
Net income available to common shareholders	$478	480
Average common shares outstanding - basic	671	686
Effect of dilutive stock-based awards	5	5
Average common shares outstanding - diluted	$676	691
Earnings per share - basic	$0.71	0.70
Earnings per share - diluted	0.71	0.70
Anti-dilutive stock-based awards excluded from diluted shares	2	3

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
17. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
March 31, 2025 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$633	(152)	481
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	633	(152)	481	(3,280)	481	(2,799)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	32	(7)	25
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	32	(7)	25	(684)	25	(659)

Unrealized holding gains on cash flow hedge derivatives arising during period	253	(60)	193
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	56	(14)	42
Net unrealized losses on cash flow hedge derivatives	309	(74)	235	(654)	235	(419)

Defined benefit pension plans, net	—	—	—	(16)	—	(16)

Other	—	—	—	(2)	—	(2)
Total	$974	(233)	741	(4,636)	741	(3,895)

	Total OCI			Total AOCI
March 31, 2024 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(236)	54	(182)
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	994	(209)	785
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	3	—	3
Net unrealized losses on available-for-sale debt securities	761	(155)	606	(4,094)	606	(3,488)

Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(994)	209	(785)
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	32	(7)	25
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(962)	202	(760)	—	(760)	(760)

Unrealized holding losses on cash flow hedge derivatives arising during period	(413)	97	(316)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	89	(20)	69
Net unrealized losses on cash flow hedge derivatives	(324)	77	(247)	(372)	(247)	(619)

Defined benefit pension plans, net	—	—	—	(17)	—	(17)

Other	—	—	—	(4)	—	(4)
Total	$(525)	124	(401)	(4,487)	(401)	(4,888)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2025	2024
Net unrealized losses on available-for-sale debt securities:(a)
Net losses included in net income	Securities (losses) gains, net	$—	(3)
	Income before income taxes	—	(3)
	Applicable income tax expense	—	—
	Net income	—	(3)
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:(a)
Net losses included in net income	Interest on securities	(32)	(32)
	Income before income taxes	(32)	(32)
	Applicable income tax expense	7	7
	Net income	(25)	(25)
Net unrealized losses on cash flow hedge derivatives:(a)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	(56)	(89)
	Income before income taxes	(56)	(89)
	Applicable income tax expense	14	20
	Net income	(42)	(69)

Total reclassifications for the period	Net income	$(67)	(97)
(a)Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
18. Fair Value Measurements
The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of:

	Fair Value Measurements Using
March 31, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$4,361	—	—	4,361
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	6,601	—	6,601
Agency commercial mortgage-backed securities	—	21,056	—	21,056
Non-agency commercial mortgage-backed securities	—	3,706	—	3,706
Asset-backed securities and other debt securities	—	3,199	—	3,199
Available-for-sale debt and other securities(a)	4,361	34,562	—	38,923
Trading debt securities:
U.S. Treasury and federal agencies securities	675	20	—	695
Obligations of states and political subdivisions securities	—	70	—	70
Agency residential mortgage-backed securities	—	26	—	26
Asset-backed securities and other debt securities	—	368	—	368
Trading debt securities	675	484	—	1,159
Equity securities	465	29	—	494
Residential mortgage loans held for sale	—	445	—	445
Residential mortgage loans(b)	—	—	109	109
Servicing rights	—	—	1,663	1,663
Derivative assets:
Interest rate contracts	1	580	5	586
Foreign exchange contracts	—	798	—	798
Commodity contracts	72	734	—	806
Derivative assets(c)	73	2,112	5	2,190
Total assets	$5,574	37,632	1,777	44,983
Liabilities:
Derivative liabilities:
Interest rate contracts	$2	747	5	754
Foreign exchange contracts	—	758	—	758
Equity contracts	—	—	173	173
Commodity contracts	165	635	—	800
Derivative liabilities(d)	167	2,140	178	2,485
Short positions:
U.S. Treasury and federal agencies securities	76	—	—	76
Asset-backed securities and other debt securities	—	125	—	125
Equity securities	42	—	—	42
Short positions(d)	118	125	—	243
Total liabilities	$285	2,265	178	2,728
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $321, $501 and $2, respectively, at March 31, 2025.
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

For further information on the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, refer to Note 28 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended March 31, 2025 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$108	1,704	(3)	(170)	1,639
Total (losses) gains (realized/unrealized):(b)
Included in earnings	2	(50)	15	(18)	(51)
Purchases/originations	—	9	(1)	—	8
Settlements	(3)	—	(11)	15	1
Transfers into Level 3(c)	2	—	—	—	2
Balance, end of period	$109	1,663	—	(173)	1,599
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at March 31, 2025	$2	(35)	6	(18)	(45)
(a)Net interest rate derivatives include $5 for both derivative assets and liabilities as of March 31, 2025.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at March 31, 2025.
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

The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2025	2024
Mortgage banking net revenue	$(34)	14
Capital markets fees	1	1
Other noninterest income	(18)	(17)
Total losses	$(51)	(2)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The total losses and gains included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2025 and 2024 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2025	2024
Mortgage banking net revenue	$(28)	27
Capital markets fees	1	1
Other noninterest income	(18)	(17)
Total (losses) gains	$(45)	11

The following tables present information as of March 31, 2025 and 2024 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of March 31, 2025 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$109	Loss rate model	Interest rate risk factor	(51.9)	-	5.7%		(11.5)%	(a)
			Credit risk factor	—	-	0.7%		0.1%	(a)
Servicing rights	1,663	DCF	Prepayment speed	—	-	100.0%	(Fixed)	6.3%	(b)
							(Adjustable)	16.0%	(b)
			OAS (bps)	335	-	1,821	(Fixed)	418	(b)
							(Adjustable)	725	(b)
IRLCs, net	5	DCF	Loan closing rates	20.5	-	96.0%		79.7%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(173)	DCF	Timing of the resolution of the Covered Litigation	Q2 2027	-	Q1 2028	Q4 2027		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of March 31, 2025 and 2024, and for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2025 and 2024, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of March 31, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2025
Commercial loans and leases	$—	—	261	261	(126)
Consumer and residential mortgage loans	—	—	145	145	(4)
OREO	—	—	4	4	1
Private equity investments	—	13	—	13	4
Total	$—	13	410	423	(125)

	Fair Value Measurements Using				Total (Losses) Gains
As of March 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2024
Commercial loans held for sale	$—	—	25	25	—
Commercial loans and leases	—	—	130	130	(60)
Consumer and residential mortgage loans	—	—	197	197	(3)
OREO	—	—	1	1	—
Bank premises and equipment	—	—	1	1	—
Private equity investments	—	—	—	—	9
Total	$—	—	354	354	(54)

The following tables present information as of March 31, 2025 and 2024 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of March 31, 2025 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$261	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	145	Appraised value	Collateral value	NM	NM
OREO	4	Appraised value	Appraised value	NM	NM

As of March 31, 2024 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$25	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	130	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	197	Appraised value	Collateral value	NM	NM
OREO	1	Appraised value	Appraised value	NM	NM
Bank premises and equipment	1	Appraised value	Appraised value	NM	NM
Private equity investments	—	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the three months ended March 31, 2024. These valuations were based on appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised value of the assets (Level 3 of the valuation hierarchy).
Portfolio loans and leases
During the three months ended March 31, 2025 and 2024, the Bancorp recorded nonrecurring adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the amortized cost basis of the loan or lease exceeds the estimated net realizable value of the collateral, then an ALLL is recognized, or a charge-off once the remaining amount is considered uncollectible.

OREO
During the three months ended March 31, 2025 and 2024, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
properties upon the transfer, or subsequent to the transfer, to OREO. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of $4 million and $9 million during the three months ended March 31, 2025 and 2024, respectively, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of March 31, 2025 includes a cumulative $23 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. For both the three months ended March 31, 2025 and 2024, the Bancorp did not recognize impairment charges on its private equity investments. The carrying value of the Bancorp’s private equity investments still held as of March 31, 2025 includes a cumulative $15 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fair value changes recognized in earnings for residential mortgage loans held at March 31, 2025 and 2024 for which the fair value option was elected included losses of $2 million and $11 million, respectively. These losses are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount at both March 31, 2025 and December 31, 2024. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

March 31, 2025 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance
Residential mortgage loans measured at fair value	$554	556
Past due loans of 30-89 days	1	1
Nonaccrual loans	2	2
December 31, 2024
Residential mortgage loans measured at fair value	$682	693
Past due loans of 30-89 days	1	1
Past due loans of 90 days or more	1	1
Nonaccrual loans	2	2

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of March 31, 2025 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,009	3,009	—	—	3,009
Other short-term investments	14,965	14,965	—	—	14,965
Other securities	824	—	824	—	824
Held-to-maturity securities	11,185	2,387	8,683	2	11,072
Loans and leases held for sale	28	—	—	28	28
Portfolio loans and leases:
Commercial loans and leases	73,896	—	—	74,303	74,303
Consumer and residential mortgage loans	45,802	—	—	43,288	43,288
Total portfolio loans and leases, net	$119,698	—	—	117,590	117,590
Financial liabilities:
Deposits	$165,505	—	165,617	—	165,617
Federal funds purchased	227	227	—	—	227
Other short-term borrowings	5,457	—	5,463	—	5,463
Long-term debt	14,574	8,667	6,161	—	14,828

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2024 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,014	3,014	—	—	3,014
Other short-term investments	17,120	17,120	—	—	17,120
Other securities	778	—	778	—	778
Held-to-maturity securities	11,278	2,344	8,619	2	10,965
Loans and leases held for sale	66	—	—	66	66
Portfolio loans and leases:
Commercial loans and leases	72,139	—	—	72,319	72,319
Consumer and residential mortgage loans	45,192	—	—	42,155	42,155
Total portfolio loans and leases, net	$117,331	—	—	114,474	114,474
Financial liabilities:
Deposits	$167,252	—	167,353	—	167,353
Federal funds purchased	204	204	—	—	204
Other short-term borrowings	4,450	—	4,459	—	4,459
Long-term debt	14,440	3,753	10,835	—	14,588

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

Refer to Note 31 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information about the Bancorp’s FTP process and other allocation methodologies.

In January 2025, the Bancorp realigned its reporting structure and moved certain business banking customer relationships and relationship management personnel to the Consumer and Small Business Banking segment from the Commercial Banking segment to improve alignment of customer acquisition and servicing resources with customer product and service demand. In conjunction with this change, the loans, deposits and operating results associated with the affected business banking customer relationships were reclassified from the Commercial Banking segment to the Consumer and Small Business Banking segment effective January 1, 2025, along with $73 million of associated goodwill. This change was applied retrospectively to all prior periods presented. The following table summarizes the impacts of the movements from the Commercial Banking segment to the Consumer & Small Business Banking segment for the years ended December 31:

($ in millions)	2024	2023	2022
Net interest income (FTE)	$103	135	74
Income before income taxes (FTE)	68	105	43
Average assets	714	686	660

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

The following tables present the results of operations and average assets by segment for the three months ended:

March 31, 2025 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$552	975	49	(134)	1,442
Provision for credit losses	80	84	—	10	174
Net interest income after provision for credit losses	$472	891	49	(144)	1,268
Noninterest income:
Wealth and asset management revenue	$—	66	106	—	172
Commercial payments revenue	133	20	—	—	153
Consumer banking revenue	—	135	1	1	137
Capital markets fees	90	—	1	(1)	90
Commercial banking revenue	79	1	—	—	80
Mortgage banking net revenue	—	57	—	—	57
Other noninterest income	6	2	1	5	14
Securities losses, net	(7)	—	—	(2)	(9)
Total noninterest income	$301	281	109	3	694
Noninterest expense:
Compensation and benefits	$178	236	62	274	750
Technology and communications	3	7	—	113	123
Net occupancy expense	9	54	3	21	87
Equipment expense	8	16	—	18	42
Loan and lease expense	7	18	—	5	30
Marketing expense	1	19	—	8	28
Card and processing expense	3	17	1	—	21
Other noninterest expense(b)	302	283	40	(402)	223
Total noninterest expense	$511	650	106	37	1,304
Income (loss) before income taxes (FTE)(a)	$262	522	52	(178)	658
Average assets	$77,940	54,406	4,657	73,555	210,558
(a)Includes FTE adjustments of $3 for Commercial Banking and $2 for General Corporate and Other.
(b)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(c)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2024 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$663	1,152	59	(484)	1,390
Provision for (benefit from) credit losses	71	84	—	(61)	94
Net interest income after provision for (benefit from) credit losses	$592	1,068	59	(423)	1,296
Noninterest income:
Wealth and asset management revenue	$1	59	101	—	161
Commercial payments revenue	125	20	—	—	145
Consumer banking revenue	—	132	1	2	135
Capital markets fees	96	1	—	—	97
Commercial banking revenue	85	—	—	—	85
Mortgage banking net revenue	—	54	—	—	54
Other noninterest income	17	1	—	5	23
Securities gains, net	1	—	—	9	10
Total noninterest income	$325	267	102	16	710
Noninterest expense:
Compensation and benefits	$186	237	62	268	753
Technology and communications	4	7	—	106	117
Net occupancy expense	9	54	3	21	87
Equipment expense	7	13	—	17	37
Loan and lease expense	6	17	—	6	29
Marketing expense	1	22	—	9	32
Card and processing expense	2	19	—	(1)	20
Other noninterest expense(b)	275	281	38	(327)	267
Total noninterest expense	$490	650	103	99	1,342
Income (loss) before income taxes (FTE)(a)	$427	685	58	(506)	664
Average assets	$77,415	51,363	4,413	80,012	213,203
(a)Includes FTE adjustments of $4 for Commercial Banking and $2 for General Corporate and Other.
(b)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(c)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
There have been no material changes made during the first quarter of 2025 to any of the risk factors as previously disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2025.

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
10.1
Supplemental Confirmation dated January 22, 2025, to Master Confirmation dated December 13, 2024, for accelerated share repurchase transaction between Fifth Third Bancorp and RBC Capital Markets, LLC, as agent for Royal Bank of Canada.**

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

Date: May 6, 2025

/s/ Bryan D. Preston
Bryan D. Preston
Executive Vice President
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)