Form 10-Q
period 2025-06-30
FIFTH THIRD BANCORP
filed 2025-08-05
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
There were 661,887,239 shares of the Registrant’s common stock, without par value, outstanding as of July 31, 2025.

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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2025, the Bancorp had $210 billion in assets and operated 1,089 full-service banking centers and 2,170 Fifth Third branded ATMs in eleven states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on three business segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For both the three and six months ended June 30, 2025, net interest income on an FTE basis and noninterest income provided 67% and 33% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from wealth and asset management revenue, commercial payments revenue, consumer banking revenue, capital markets fees, commercial banking revenue, mortgage banking net revenue, other noninterest income and net securities gains or losses. Noninterest expense includes compensation and benefits, technology and communications, net occupancy expense, equipment expense, marketing expense, loan and lease expense, card and processing expense and other noninterest expense.

Share Repurchase Activity
During the first quarter of 2025, the Bancorp entered into and settled an accelerated share repurchase transaction in the amount of $225 million.

On June 13, 2025, the Bancorp’s Board of Directors authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. This authorization superseded the prior authorization from June 2019 and did not include specific targets or an expiration date.

Refer to Note 12 and Note 20 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

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

Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for more information.

Recent Legislative Developments
On July 4, 2025, legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”) and commonly referred to as the “One Big Beautiful Bill Act” was enacted, introducing significant changes to the U.S. tax code that impact both individuals and businesses. Key provisions of the Act include the reinstatement of favorable tax treatment for certain business provisions, the phase out of and restrictions on clean energy tax incentives as well as the permanent extension of certain provisions of the 2017 Tax Cuts and Jobs Act. The Bancorp is in the process of evaluating the impact of these changes on its effective tax rate, deferred tax assets and liabilities, related valuation allowances, and business activities. The effects of the legislation will be reflected in the Bancorp’s financial statements for the period ending September 30, 2025, in accordance with ASC 740.

Key Performance Indicators
The Bancorp, as a banking institution, utilizes various key indicators of financial condition and operating results in managing and monitoring the performance of the business. In addition to traditional financial metrics, such as revenue and expense trends, the Bancorp monitors other financial measures that assist in evaluating growth trends, capital and liquidity strength and operational efficiencies. The Bancorp analyzes these key performance indicators against its past performance, its forecasted performance and with the performance of its peer banking institutions. These indicators may change from time to time as the operating environment and businesses change.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 1: Earnings Summary
	For the three months ended June 30,		%	For the six months ended June 30,		%
($ in millions, except for per share data)	2025	2024	Change	2025	2024	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,495	1,387	8	$2,932	2,771	6
Net interest income (FTE)(a)(b)	1,500	1,393	8	2,942	2,783	6
Noninterest income	750	695	8	1,444	1,406	3
Total revenue (FTE)(a)(b)	2,250	2,088	8	4,386	4,189	5
Provision for credit losses	173	97	78	347	191	82
Noninterest expense	1,264	1,221	4	2,568	2,562	—
Net income	628	601	4	1,142	1,122	2
Net income available to common shareholders	591	561	5	1,069	1,041	3
Common Share Data
Earnings per share - basic	$0.88	0.82	7	$1.59	1.52	5
Earnings per share - diluted	0.88	0.81	9	1.58	1.51	5
Cash dividends declared per common share	0.37	0.35	6	0.74	0.70	6
Book value per share	28.47	25.13	13	28.47	25.13	13
Market value per share	41.13	36.49	13	41.13	36.49	13
Financial Ratios
Return on average assets	1.20%	1.14	5	1.09%	1.06	3
Return on average common equity	12.8	13.6	(6)	11.8	12.6	(6)
Return on average tangible common equity(b)	17.6	19.8	(11)	16.5	18.3	(10)
Dividend payout	42.0	42.7	(2)	46.5	46.1	1
(a)Amounts presented on an FTE basis. The FTE adjustments were $5 and $6 for the three months ended June 30, 2025 and 2024, respectively, and $10 and $12 for the six months ended June 30, 2025 and 2024, respectively.
(b)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
Net income available to common shareholders for the second quarter of 2025 was $591 million, or $0.88 per diluted share, compared to $561 million, or $0.81 per diluted share, for the second quarter of 2024. Preferred stock dividends were $37 million and $40 million for the second quarter of 2025 and 2024, respectively. Net income available to common shareholders for the six months ended June 30, 2025 was $1.1 billion, or $1.58 per diluted share, compared to $1.0 billion, or $1.51 per diluted share, for the six months ended June 30, 2024. Preferred stock dividends were $73 million and $81 million for the six months ended June 30, 2025 and 2024, respectively.

Net interest income on an FTE basis (non-GAAP) was $1.5 billion and $2.9 billion for the three and six months ended June 30, 2025, respectively, increasing $107 million and $159 million compared to the same periods in the prior year. Net interest income for the three and six months ended June 30, 2025 was positively impacted by lower rates paid on average interest-bearing liabilities, higher average balances of loans and leases and increases in yields on average consumer loans and leases. These positive impacts were partially offset by decreases in the average balances of and yields on other short-term investments as well as lower yields on average commercial loans and leases. Net interest margin on an FTE basis (non-GAAP) was 3.12% and 3.08% for the three and six months ended June 30, 2025, respectively, compared to 2.88% and 2.87% for the comparable periods in the prior year.

The provision for credit losses was $173 million and $347 million for the three and six months ended June 30, 2025, respectively, compared to $97 million and $191 million during the same periods in the prior year. Provision expense for the three and six months ended June 30, 2025 was affected by factors that caused increases in the ACL from both March 31, 2025 and December 31, 2024, including deterioration in the economic forecasts used to calculate the ACL and higher period-end loan and lease balances. The increase in the ACL from December 31, 2024 was also driven by an increase in specific reserves on individually evaluated commercial and industrial loans. Net losses charged-off as a percent of average portfolio loans and leases were 0.45% and 0.49% for the three months ended June 30, 2025 and 2024, respectively, and 0.45% and 0.44% for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.72% compared to 0.71% at December 31, 2024. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income increased $55 million and $38 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2025 was primarily due to increases in wealth and asset management revenue, consumer banking revenue, mortgage banking net revenue, other noninterest income and net securities gains, partially offset by a decrease in commercial banking revenue. The increase for the six months ended June 30, 2025 was primarily due to increases in

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
wealth and asset management revenue, consumer banking revenue, mortgage banking net revenue and other noninterest income, partially offset by decreases in capital markets fees, commercial banking revenue and net securities gains.

Noninterest expense increased $43 million and $6 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to increases in compensation and benefits expense, technology and communications expense and marketing expense, partially offset by decreases in other noninterest expense.

For more information on net interest income, provision for credit losses, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets as of June 30, 2025. As of June 30, 2025, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 10.58%;
•Tier 1 risk-based capital ratio: 11.85%;
•Total risk-based capital ratio: 13.77%;
•Leverage ratio: 9.42%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Net interest income (U.S. GAAP)	$1,495	1,387	2,932	2,771
Add: FTE adjustment	5	6	10	12
Net interest income on an FTE basis (1)	$1,500	1,393	2,942	2,783
Net interest income on an FTE basis (annualized) (2)	6,016	5,603	5,933	5,597

Interest income (U.S. GAAP)	$2,484	2,620	4,917	5,228
Add: FTE adjustment	5	6	10	12
Interest income on an FTE basis	$2,489	2,626	4,927	5,240
Interest income on an FTE basis (annualized) (3)	9,983	10,562	9,936	10,538

Interest expense (annualized) (4)	$3,967	4,959	4,003	4,941
Noninterest income (5)	750	695	1,444	1,406
Noninterest expense (6)	1,264	1,221	2,568	2,562
Average interest-earning assets (7)	192,682	194,499	192,745	194,924
Average interest-bearing liabilities (8)	142,913	146,361	143,595	146,447

Ratios:
Net interest margin on an FTE basis (2) / (7)	3.12%	2.88	3.08	2.87
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.40	2.04	2.36	2.04
Efficiency ratio on an FTE basis (6) / ((1) + (5))	56.2	58.5	58.6	61.2

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Net income available to common shareholders (U.S. GAAP)	$591	561	1,069	1,041
Add: Intangible amortization, net of tax	5	7	11	14
Tangible net income available to common shareholders	$596	568	1,080	1,055
Tangible net income available to common shareholders (annualized) (1)	2,391	2,284	2,178	2,122

Average Bancorp shareholders’ equity (U.S. GAAP)	$20,670	18,707	20,337	18,717
Less: Average preferred stock	2,116	2,116	2,116	2,116
Average goodwill	4,918	4,918	4,918	4,918
Average intangible assets	79	111	83	116
Average tangible common equity (2)	$13,557	11,562	13,220	11,567

Return on average tangible common equity (1) / (2)	17.6%	19.8	16.5	18.3

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	June 30, 2025	December 31, 2024
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$21,124	19,645
Less: Preferred stock	2,116	2,116
Goodwill	4,918	4,918
Intangible assets	75	90
AOCI	(3,546)	(4,636)
Tangible common equity, excluding AOCI (1)	$17,561	17,157
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$19,677	19,273

Total Assets (U.S. GAAP)	$209,991	212,927
Less: Goodwill	4,918	4,918
Intangible assets	75	90
AOCI, before tax	(4,666)	(5,868)
Tangible assets, excluding AOCI (3)	$209,664	213,787

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	9.39%	9.02
Tangible common equity as a percentage of tangible assets (1) / (3)	8.38	8.03

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standard applicable to the Bancorp and the expected impact of a significant accounting standard issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, goodwill, legal contingencies and fair value measurements. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the valuation techniques or models during the six months ended June 30, 2025.

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

Tables 5 and 6 present the components of net interest income, net interest margin and net interest rate spread for the three and six months ended June 30, 2025 and 2024, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.5 billion and $2.9 billion for the three and six months ended June 30, 2025, respectively, increasing $107 million and $159 million compared to the same periods in the prior year. Net interest income for the three and six months ended June 30, 2025 was positively impacted by lower rates paid on average interest-bearing liabilities, higher average balances of loans and leases and increases in yields on average consumer loans and leases. These positive impacts were partially offset by decreases in the average balances of and yields on other short-term investments as well as lower yields on average commercial loans and leases.

Net interest rate spread on an FTE basis (non-GAAP) was 2.40% and 2.36% for the three and six months ended June 30, 2025, respectively, compared to 2.04% for the same periods in the prior year. Rates paid on average interest-bearing liabilities decreased 61 bps and 58 bps, partially offset by decreases in yields on average interest-earning assets of 25 bps and 26 bps for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year.

Net interest margin on an FTE basis (non-GAAP) was 3.12% and 3.08% for the three and six months ended June 30, 2025, respectively, compared to 2.88% and 2.87% for the same periods in the prior year. Net interest margin for the three and six months ended June 30, 2025 was positively impacted by the previously mentioned increases in net interest rate spread and decreases in interest-earning assets, which included decreases in average other short-term investments partially offset by increases in average loans and leases. The increase for the three months ended June 30, 2025 also included a $14 million benefit associated with the payoff of a partially charged-off commercial loan previously classified as nonaccrual. Net interest margin results are expected to remain stable or modestly increase over the next several quarters driven by loan growth, fixed-rate asset repricing and continued liability cost management, assuming the FOMC continues its easing cycle. However, net interest margin may be negatively impacted by increased deposit competition or higher levels of cash and other short-term investments.

Interest income on an FTE basis (non-GAAP) from loans and leases increased $9 million during the three months ended June 30, 2025 compared to the same period in the prior year primarily driven by an increase in the average balances of loans and leases and higher yields on average consumer loans due to fixed-rate asset repricing and the previously mentioned benefit from the payoff of a partially charged-off commercial loan previously classified as nonaccrual, partially offset by a decrease in yields on average commercial loans and leases associated with lower market rates. Interest income on an FTE basis (non-GAAP) from loans and leases decreased $36 million during the six months ended June 30, 2025 compared to the same period in the prior year primarily driven by a decrease in yields on average commercial loans and leases associated with lower market rates, partially offset by an increase in the average balances of loans and leases and higher yields on average consumer loans due to fixed-rate asset repricing. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from other short-term investments decreased $146 million and $273 million during the three and six months ended June 30, 2025, respectively,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
compared to the three and six months ended June 30, 2024 primarily due to decreases in the average balances of and yields on other short-term investments associated with lower market rates.

Interest expense on average core deposits decreased $187 million and $351 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to decreases in the cost of average interest-bearing core deposits to 236 bps and 237 bps for the three and six months ended June 30, 2025, respectively, from 295 bps and 293 bps for the three and six months ended June 30, 2024, respectively. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding decreased $57 million and $121 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024 primarily due to decreases in rates paid on average wholesale funding and decreases in the average balances of CDs over $250,000, partially offset by increases in the average balances of FHLB advances. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During both the three and six months ended June 30, 2025, average wholesale funding represented 16% of average interest-bearing liabilities compared to 17% for both the three and six months ended June 30, 2024. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	June 30, 2025			June 30, 2024			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$54,109	847	6.28%	$52,389	929	7.13%	$30	(112)	(82)
Commercial mortgage loans	12,420	190	6.12	11,353	177	6.26	16	(3)	13
Commercial construction loans	5,810	104	7.17	5,917	105	7.14	(2)	1	(1)
Commercial leases	3,121	38	4.83	2,576	28	4.33	6	4	10
Total commercial loans and leases	$75,460	1,179	6.26	$72,235	1,239	6.90	$50	(110)	(60)
Residential mortgage loans	18,156	180	3.98	17,363	158	3.66	7	15	22
Home equity	4,383	81	7.42	3,929	82	8.37	9	(10)	(1)
Indirect secured consumer loans	17,248	242	5.63	15,373	198	5.18	25	19	44
Credit card	1,659	60	14.33	1,728	55	12.86	(2)	7	5
Solar energy installation loans	4,268	86	8.10	3,916	81	8.35	7	(2)	5
Other consumer loans	2,483	56	9.09	2,739	62	9.17	(6)	—	(6)
Total consumer loans	$48,197	705	5.87	$45,048	636	5.69	$40	29	69
Total loans and leases	$123,657	1,884	6.11%	$117,283	1,875	6.43%	$90	(81)	9
Securities:
Taxable	54,896	450	3.29	55,241	449	3.27	(3)	4	1
Exempt from income taxes(b)	1,347	10	3.19	1,366	11	3.27	—	(1)	(1)
Other short-term investments	12,782	145	4.56	20,609	291	5.67	(97)	(49)	(146)
Total interest-earning assets	$192,682	2,489	5.18%	$194,499	2,626	5.43%	$(10)	(127)	(137)
Cash and due from banks	2,437			2,637
Other assets	17,819			17,656
Allowance for loan and lease losses	(2,384)			(2,317)
Total assets	$210,554			$212,475
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits(d)	$56,738	380	2.69%	$58,156	490	3.39%	$(12)	(98)	(110)
Savings deposits	16,962	20	0.48	17,747	29	0.67	(1)	(8)	(9)
Money market deposits	36,296	218	2.40	35,511	265	3.00	6	(53)	(47)
CDs $250,000 or less	10,494	92	3.52	10,767	113	4.22	(3)	(18)	(21)
Total interest-bearing core deposits	$120,490	710	2.36	$122,181	897	2.95	$(10)	(177)	(187)
CDs over $250,000	2,200	22	4.07	4,747	61	5.16	(28)	(11)	(39)
Federal funds purchased	206	2	4.39	230	3	5.41	—	(1)	(1)
Securities sold under repurchase agreements	353	1	1.16	373	2	1.97	—	(1)	(1)
FHLB advances	4,976	57	4.59	3,165	45	5.71	22	(10)	12
Derivative collateral and other borrowed money	89	1	5.61	54	1	6.87	—	—	—
Long-term debt	14,599	196	5.36	15,611	224	5.78	(14)	(14)	(28)
Total interest-bearing liabilities	$142,913	989	2.78%	$146,361	1,233	3.39%	$(30)	(214)	(244)
Demand deposits	40,885			40,266
Other liabilities	6,086			7,141
Total liabilities	$189,884			$193,768
Total equity	$20,670			$18,707
Total liabilities and equity	$210,554			$212,475
Net interest income (FTE)(c)		$1,500			$1,393		$20	87	107
Net interest margin (FTE)(c)			3.12%			2.88%
Net interest rate spread (FTE)(c)			2.40			2.04
Interest-bearing liabilities to interest-earning assets			74.17			75.25
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $5 and $6 for the three months ended June 30, 2025 and 2024, respectively.
(c)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(d)Effective January 1, 2025, foreign office deposits are included in interest checking. Prior periods have been adjusted to conform to current period presentation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the six months ended	June 30, 2025			June 30, 2024			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$53,772	1,666	6.25%	$52,820	1,867	7.11%	$33	(234)	(201)
Commercial mortgage loans	12,404	372	6.05	11,346	354	6.27	32	(14)	18
Commercial construction loans	5,812	203	7.05	5,825	208	7.17	(1)	(4)	(5)
Commercial leases	3,115	74	4.81	2,560	54	4.28	13	7	20
Total commercial loans and leases	$75,103	2,315	6.22	$72,551	2,483	6.88	$77	(245)	(168)
Residential mortgage loans	18,068	356	3.97	17,316	310	3.60	14	32	46
Home equity	4,303	160	7.49	3,931	163	8.33	15	(18)	(3)
Indirect secured consumer loans	16,864	469	5.60	15,273	384	5.06	42	43	85
Credit card	1,643	118	14.54	1,751	116	13.30	(8)	10	2
Solar energy installation loans	4,245	170	8.06	3,855	155	8.07	16	(1)	15
Other consumer loans	2,490	114	9.23	2,814	127	9.06	(15)	2	(13)
Total consumer loans	$47,613	1,387	5.87	$44,940	1,255	5.61	$64	68	132
Total loans and leases	$122,716	3,702	6.08%	$117,491	3,738	6.40%	$141	(177)	(36)
Securities:
Taxable	55,050	892	3.27	55,128	895	3.27	(1)	(2)	(3)
Exempt from income taxes(b)	1,370	22	3.19	1,403	23	3.27	—	(1)	(1)
Other short-term investments	13,609	311	4.60	20,902	584	5.62	(179)	(94)	(273)
Total interest-earning assets	$192,745	4,927	5.15%	$194,924	5,240	5.41%	$(39)	(274)	(313)
Cash and due from banks	2,413			2,690
Other assets	17,766			17,544
Allowance for loan and lease losses	(2,368)			(2,319)
Total assets	$210,556			$212,839
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits(d)	$57,346	765	2.69%	$58,489	985	3.39%	$(19)	(201)	(220)
Savings deposits	17,094	43	0.51	17,927	61	0.68	(3)	(15)	(18)
Money market deposits	36,374	436	2.41	35,050	515	2.96	19	(98)	(79)
CDs $250,000 or less	10,438	184	3.53	10,505	218	4.18	(1)	(33)	(34)
Total interest-bearing core deposits	$121,252	1,428	2.37	$121,971	1,779	2.93	$(4)	(347)	(351)
CDs over $250,000	2,273	48	4.26	5,134	133	5.19	(64)	(21)	(85)
Federal funds purchased	200	4	4.38	216	6	5.41	(1)	(1)	(2)
Securities sold under repurchase agreements	320	2	1.05	369	4	1.90	(1)	(1)	(2)
FHLB advances	4,872	111	4.60	3,138	89	5.71	42	(20)	22
Derivative collateral and other borrowed money	86	2	6.02	56	2	7.05	1	(1)	—
Long-term debt	14,592	390	5.37	15,563	444	5.74	(26)	(28)	(54)
Total interest-bearing liabilities	$143,595	1,985	2.79%	$146,447	2,457	3.37%	$(53)	(419)	(472)
Demand deposits	40,339			40,552
Other liabilities	6,285			7,123
Total liabilities	$190,219			$194,122
Total equity	$20,337			$18,717
Total liabilities and equity	$210,556			$212,839
Net interest income (FTE)(c)		$2,942			$2,783		$14	145	159
Net interest margin (FTE)(c)			3.08%			2.87%
Net interest rate spread (FTE)(c)			2.36			2.04
Interest-bearing liabilities to interest-earning assets			74.50			75.13
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $10 and $12 for the six months ended June 30, 2025 and 2024, respectively.
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

The provision for credit losses was $173 million and $347 million for the three and six months ended June 30, 2025, respectively, compared to $97 million and $191 million during the same periods in the prior year. Provision expense for the three and six months ended June 30, 2025 was affected by factors that caused increases in the ACL from both March 31, 2025 and December 31, 2024, including deterioration in the economic forecasts used to calculate the ACL and higher period-end loan and lease balances. The increase in the ACL from December 31, 2024 was also driven by an increase in specific reserves on individually evaluated commercial and industrial loans.

The ALLL increased $60 million from December 31, 2024 to $2.4 billion at June 30, 2025. At June 30, 2025, the ALLL as a percent of portfolio loans and leases increased to 1.97%, compared to 1.96% at December 31, 2024. The reserve for unfunded commitments increased $12 million from December 31, 2024 to $146 million at June 30, 2025. At June 30, 2025, the ACL as a percent of portfolio loans and leases increased to 2.09%, compared to 2.08% at December 31, 2024.

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

Noninterest Income
Noninterest income increased $55 million and $38 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024.

The following table presents the components of noninterest income:

TABLE 7: Components of Noninterest Income
	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2025	2024	% Change	2025	2024	% Change
Wealth and asset management revenue	$166	159	4	$338	320	6
Commercial payments revenue	152	154	(1)	305	298	2
Consumer banking revenue	147	139	6	284	275	3
Capital markets fees	90	93	(3)	179	190	(6)
Commercial banking revenue	79	90	(12)	160	174	(8)
Mortgage banking net revenue	56	50	12	113	104	9
Other noninterest income	44	7	529	58	32	81
Securities gains, net	16	3	433	7	13	(46)
Total noninterest income	$750	695	8	$1,444	1,406	3

Wealth and asset management revenue increased $7 million and $18 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024 primarily driven by increases in personal asset management revenue and brokerage income. The Bancorp’s trust and registered investment advisory businesses had approximately $657 billion and $631 billion in total assets under care as of June 30, 2025 and 2024, respectively, and managed $73 billion and $65 billion in assets for individuals, corporations and not-for-profit organizations as of June 30, 2025 and 2024, respectively.

Commercial payments revenue increased $7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily driven by an increase in treasury management fees due to higher average revenue per existing customer, which included the benefit of cross sales to existing customers, and new client acquisition partially offset by a decrease in credit card interchange due to decreased customer spend.

Consumer banking revenue increased $8 million and $9 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024 primarily driven by increases in deposit fees due to increased overdraft occurrences and debit card interchange due to increased transaction volumes.

Capital markets fees decreased $11 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily driven by decreases in merger and acquisition fees and revenue from commercial customer foreign exchange derivatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Commercial banking revenue decreased $11 million and $14 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024 primarily driven by decreases in operating lease income and business lending fees.

Mortgage banking net revenue increased $6 million and $9 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024.

The following table presents the components of mortgage banking net revenue:

TABLE 8: Components of Mortgage Banking Net Revenue
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Origination fees and gains on loan sales	$19	18	34	33
Net mortgage servicing revenue:
Gross mortgage servicing fees	73	78	147	155
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(36)	(46)	(68)	(84)
Net mortgage servicing revenue	37	32	79	71
Total mortgage banking net revenue	$56	50	113	104

Origination fees and gains on loan sales increased $1 million for both the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 primarily driven by higher volumes of residential mortgage loan originations. Residential mortgage loan originations increased to $2.0 billion and $3.4 billion for the three and six months ended June 30, 2025, respectively, from $1.6 billion and $2.7 billion for the three and six months ended June 30, 2024, respectively, primarily due to increases in the average loan size originated and increases in correspondent channel volume.

The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the Bancorp’s hedging strategy:

TABLE 9: Components of Net Valuation Adjustments on MSRs
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$13	(16)	32	(62)
Changes in fair value:
Due to changes in inputs or assumptions(a)	(8)	10	(25)	51
Other changes in fair value(b)	(41)	(40)	(75)	(73)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(36)	(46)	(68)	(84)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

Net mortgage servicing revenue increased $5 million and $8 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year as decreases in gross mortgage servicing fees of $5 million and $8 million for the three and six months ended June 30, 2025, respectively, were more than offset by decreases in negative valuation adjustments of $10 million and $16 million on the MSR and MSR related hedges for the three and six months ended June 30, 2025, respectively. The valuation adjustments on the MSR portfolio included decreases of $8 million and $25 million for the three and six months ended June 30, 2025, respectively, and increases of $10 million and $51 million for the three and six months ended June 30, 2024, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. The fair value of the MSR portfolio decreased $41 million and $75 million for the three and six months ended June 30, 2025, respectively, and decreased $40 million and $73 million for the three and six months ended June 30, 2024, respectively, as a result of contractual principal payments and actual prepayment activity.

Further detail on the valuation of MSRs can be found in Note 8 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation of the MSR portfolio. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net gains and losses on these securities were immaterial for both the three and six months ended June 30, 2025 and 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Bancorp’s total residential mortgage loans serviced as of June 30, 2025 and 2024 were $108.0 billion and $113.7 billion, respectively, with $91.2 billion and $97.3 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income increased $37 million and $26 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024 primarily due to decreases in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and increases in equity method investment income.

Net securities gains were $16 million and $7 million for the three and six months ended June 30, 2025, respectively, compared to $3 million and $13 million for the three and six months ended June 30, 2024, respectively. For more information, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Noninterest Expense
Noninterest expense increased $43 million and $6 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year.

The following table presents the components of noninterest expense:

TABLE 10: Components of Noninterest Expense
	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2025	2024	% Change	2025	2024	% Change
Compensation and benefits	$698	656	6	$1,447	1,409	3
Technology and communications	126	114	11	250	231	8
Net occupancy expense	83	83	—	171	170	1
Equipment expense	41	38	8	82	76	8
Marketing expense	43	34	26	71	66	8
Loan and lease expense	36	33	9	66	62	6
Card and processing expense	22	21	5	43	41	5
Other noninterest expense	215	242	(11)	438	507	(14)
Total noninterest expense	$1,264	1,221	4	$2,568	2,562	—
Efficiency ratio on an FTE basis(a)	56.2%	58.5		58.6	61.2
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense increased $42 million and $38 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily driven by increases in performance-based compensation, base compensation and severance expense. The increase for the three months ended June 30, 2025 also included an increase in non-qualified deferred compensation expense. Full-time equivalent employees totaled 18,690 at June 30, 2025 compared to 18,607 at June 30, 2024.
Technology and communications expense increased $12 million and $19 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily driven by increased investments in strategic initiatives and technology modernization.

Marketing expense increased $9 million and $5 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to increased spend on customer acquisition activities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the components of other noninterest expense:

TABLE 11: Components of Other Noninterest Expense
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
FDIC insurance and other taxes	$35	47	77	120
Data processing	21	20	40	39
Leasing business expense	18	22	36	48
Losses and adjustments	17	27	33	49
Dues and subscriptions	16	16	33	31
Travel	16	15	31	30
Securities recordkeeping	14	13	28	26
Postal and courier	12	12	25	24
Professional service fees	13	14	25	23
Cash and coin processing	12	11	23	24
Intangible amortization	7	8	15	18
Other, net	34	37	72	75
Total other noninterest expense	$215	242	438	507

Other noninterest expense decreased $27 million and $69 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily driven by decreases in FDIC insurance and other taxes, losses and adjustments and leasing business expense.

FDIC insurance and other taxes decreased $12 million and $43 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to the expense recognized in the first half of 2024 associated with the Bancorp’s updated estimate of its allocated share of the FDIC’s special assessment. Losses and adjustments decreased $10 million and $16 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to increased expense levels in the prior year related to remediation items. Leasing business expense decreased $4 million and $12 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily driven by a decrease in depreciation expense associated with operating lease equipment.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 12: Applicable Income Taxes
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Income before income taxes	$808	764	1,461	1,424
Applicable income tax expense	180	163	319	302
Effective tax rate	22.2%	21.3	21.8	21.2

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

The effective tax rate increased to 22.2% for the three months ended June 30, 2025 compared to 21.3% for the same period in the prior year primarily related to an increase in state tax expense. The effective tax rate increased to 21.8% for the six months ended June 30, 2025 compared to 21.2% for the same period in the prior year primarily related to an increase in state tax expense partially offset by an increase in excess tax benefits related to share-based compensation.

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

TABLE 13: Components of Total Loans and Leases (including loans and leases held for sale)
As of ($ in millions)	June 30, 2025	December 31, 2024
Commercial loans and leases:
Commercial and industrial loans	$53,354	52,286
Commercial mortgage loans	12,135	12,268
Commercial construction loans	5,551	5,617
Commercial leases	3,186	3,188
Total commercial loans and leases	$74,226	73,359
Consumer loans:
Residential mortgage loans	18,253	18,117
Home equity	4,485	4,188
Indirect secured consumer loans	17,591	16,313
Credit card	1,707	1,734
Solar energy installation loans	4,316	4,202
Other consumer loans	2,464	2,518
Total consumer loans	$48,816	47,072
Total loans and leases	$123,042	120,431
Total portfolio loans and leases (excluding loans and leases held for sale)	$122,396	119,791

Total loans and leases, including loans and leases held for sale, increased $2.6 billion, or 2%, from December 31, 2024 driven by increases in both consumer loans and commercial loans and leases.

Commercial loans and leases increased $867 million, or 1%, from December 31, 2024 primarily due to an increase in commercial and industrial loans. Commercial and industrial loans increased $1.1 billion, or 2%, from December 31, 2024 primarily as a result of loan originations exceeding payoffs.

Consumer loans increased $1.7 billion, or 4%, from December 31, 2024 primarily due to increases in indirect secured consumer loans and home equity. Indirect secured consumer loans increased $1.3 billion, or 8%, from December 31, 2024 primarily driven by higher loan production. Home equity increased $297 million, or 7%, from December 31, 2024 as loan originations and new advances exceeded payoffs, driven by increased marketing efforts.

TABLE 14: Components of Average Loans and Leases (including average loans and leases held for sale)
For the three months ended ($ in millions)	June 30, 2025	June 30, 2024
Commercial loans and leases:
Commercial and industrial loans	$54,109	52,389
Commercial mortgage loans	12,420	11,353
Commercial construction loans	5,810	5,917
Commercial leases	3,121	2,576
Total commercial loans and leases	$75,460	72,235
Consumer loans:
Residential mortgage loans	18,156	17,363
Home equity	4,383	3,929
Indirect secured consumer loans	17,248	15,373
Credit card	1,659	1,728
Solar energy installation loans	4,268	3,916
Other consumer loans	2,483	2,739
Total consumer loans	$48,197	45,048
Total average loans and leases	$123,657	117,283
Total average portfolio loans and leases (excluding loans and leases held for sale)	$123,071	116,891

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Average loans and leases, including average loans and leases held for sale, increased $6.4 billion, or 5%, for the three months ended June 30, 2025 compared to the same period in the prior year driven by increases in both average commercial loans and leases and average consumer loans.

Average commercial loans and leases increased $3.2 billion, or 4%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial leases. Average commercial and industrial loans increased $1.7 billion, or 3%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily as a result of an increase in loan originations at the end of 2024 driving growth in the first half of 2025 as well as lower demand in the first half of 2024. Average commercial mortgage loans increased $1.1 billion, or 9%, for the three months ended June 30, 2025 compared to the same period in the prior year and included the impact of commercial construction loans transitioning to commercial mortgage loans and increased originations. Average commercial leases increased $545 million, or 21%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily driven by an increase in lease originations as a result of a shift in business strategy in the second half of 2024 that has continued into 2025.

Average consumer loans increased $3.1 billion, or 7%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily due to increases in average indirect secured consumer loans, average residential mortgage loans, average home equity and average solar energy installation loans, partially offset by a decrease in average other consumer loans. Average indirect secured consumer loans increased $1.9 billion, or 12%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily driven by higher loan production during the second half of 2024 that has continued into 2025 following a planned reduction in balances in the second half of 2023. Average residential mortgage loans increased $793 million, or 5%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily driven by an increase in held-for-investment loan originations and loan purchase transactions completed in the second half of 2024. Average home equity loans increased $454 million, or 12%, for the three months ended June 30, 2025 compared to the same period in the prior year as loan originations and new advances exceeded payoffs, driven by increased marketing efforts. Average solar energy installation loans increased $352 million, or 9%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily due to loan originations exceeding payoffs. Average other consumer loans decreased $256 million, or 9%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily driven by paydowns of point-of-sale loans, including loans originated in connection with one third-party point-of-sale company with which the Bancorp discontinued the origination of new loans in September 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities, which consist of available-for-sale debt and other securities, held-to-maturity securities, trading debt securities and equity securities, were $51.6 billion and $52.4 billion at June 30, 2025 and December 31, 2024, respectively. The taxable available-for-sale debt and other securities portfolio had an effective duration of 3.9 and 3.8 at June 30, 2025 and December 31, 2024, respectively. The taxable held-to-maturity securities portfolio had an effective duration of 5.3 and 5.5 at June 30, 2025 and December 31, 2024, respectively.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading typically when bought and held principally for the purpose of selling them in the near term. At June 30, 2025, the Bancorp’s investment securities portfolio consisted primarily of U.S. Treasury and other government guaranteed securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt securities and held-to-maturity securities at both June 30, 2025 and December 31, 2024.

At both June 30, 2025 and December 31, 2024, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during both the three and six months ended June 30, 2025 and 2024.

The Bancorp recognized an immaterial amount of impairment losses on its available-for-sale debt and other securities for both the three and six months ended June 30, 2025. The Bancorp recognized $5 million and $10 million of impairment losses on its available-for-sale debt and other securities during the three and six months ended June 30, 2024, respectively. These losses were included in securities gains, net, in the Condensed Consolidated Statements of Income and related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

The following table summarizes the end of period components of investment securities:

TABLE 15: Components of Investment Securities
As of ($ in millions)	June 30, 2025	December 31, 2024
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$3,505	4,358
Mortgage-backed securities:
Agency residential mortgage-backed securities	7,515	6,460
Agency commercial mortgage-backed securities	23,383	23,853
Non-agency commercial mortgage-backed securities	3,576	4,505
Asset-backed securities and other debt securities	2,945	3,924
Other securities(a)	807	778
Total available-for-sale debt and other securities	$41,731	43,878
Held-to-maturity securities (amortized cost basis):(b)
U.S. Treasury and federal agencies securities	$2,404	2,370
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,238	4,898
Agency commercial mortgage-backed securities	3,986	4,008
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$11,630	11,278
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$723	626
Obligations of states and political subdivisions securities	35	120
Agency residential mortgage-backed securities	26	10
Asset-backed securities and other debt securities	540	429
Total trading debt securities	$1,324	1,185
Total equity securities (fair value)	$404	341
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.
(b)Includes a discount of $805 and $865 at June 30, 2025 and December 31, 2024, respectively, pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

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

The following table presents the estimated future amortization of unrealized losses related to investment securities transferred from available-for-sale to held-to-maturity. At June 30, 2025, these transferred securities had an estimated weighted-average life of 6.7 years.

TABLE 16: Estimated Amortization of Unrealized Losses on Securities Transferred to Held-to-Maturity
As of June 30, 2025 ($ in millions)
Remainder of 2025	$30
2026	65
2027	79
2028	113
2029	56
Thereafter	462
Unamortized portion of unrealized losses	$805

On an amortized cost basis, available-for-sale debt and other securities and held-to-maturity securities comprised 28% of total interest-earning assets at both June 30, 2025 and December 31, 2024. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 5.1 years and 5.0 years at June 30, 2025 and December 31, 2024, respectively. In addition, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.09% and 3.08% at June 30, 2025 and December 31, 2024, respectively. The held-to-maturity securities portfolio had an estimated weighted-average life of 6.8 years and 6.9 years at June 30, 2025 and December 31, 2024, respectively. In addition, the held-to-maturity securities portfolio had a weighted-average yield of 3.51% and 3.41% at June 30, 2025 and December 31, 2024, respectively.

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

The fair values of investment securities are impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen, and, conversely, increases when interest rates decrease or when credit spreads contract. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $3.5 billion and $4.3 billion at June 30, 2025 and December 31, 2024, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Characteristics of Available-for-Sale Debt and Other Securities
As of June 30, 2025 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$2,305	2,307	0.6	4.48%
Average life after one year through five years	1,200	1,201	1.2	4.49
Total	$3,505	3,508	0.8	4.48%
Agency residential mortgage-backed securities:
Average life within one year	8	8	0.8	3.52
Average life after one year through five years	1,332	1,251	3.6	2.83
Average life after five years through ten years	5,424	5,035	7.0	3.97
Average life after ten years	751	593	10.9	2.92
Total	$7,515	6,887	6.8	3.66%
Agency commercial mortgage-backed securities:(a)
Average life within one year	846	837	0.5	3.33
Average life after one year through five years	10,182	9,634	3.0	2.66
Average life after five years through ten years	9,596	8,243	7.1	2.65
Average life after ten years	2,759	2,229	11.6	2.75
Total	$23,383	20,943	5.6	2.69%
Non-agency commercial mortgage-backed securities:
Average life within one year	471	466	0.3	3.21
Average life after one year through five years	1,271	1,225	2.1	3.18
Average life after five years through ten years	1,834	1,632	6.2	2.79
Total	$3,576	3,323	4.0	2.98%
Asset-backed securities and other debt securities:
Average life within one year	606	602	0.5	3.43
Average life after one year through five years	1,938	1,821	3.1	2.99
Average life after five years through ten years	401	379	6.0	4.39
Total	$2,945	2,802	3.0	3.27%
Other securities	807	807
Total available-for-sale debt and other securities	$41,731	38,270	5.1	3.09%
(a)Taxable-equivalent yield adjustments included in the above table are 0.02%, 0.16% and 0.03% for securities with an average life between 5 and 10 years, average life greater than 10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Characteristics of Held-to-Maturity Securities
As of June 30, 2025 ($ in millions)	Amortized Cost(b)	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$584	584	0.8	2.18%
Average life after one year through five years	1,820	1,830	3.1	2.48
Total	$2,404	2,414	2.5	2.41%
Agency residential mortgage-backed securities:
Average life after five years through ten years	5,211	5,107	9.1	3.67
Average life after ten years	27	26	10.3	3.56
Total	$5,238	5,133	9.1	3.67%
Agency commercial mortgage-backed securities:(a)
Average life within one year	46	46	0.4	3.55
Average life after one year through five years	956	965	3.5	3.85
Average life after five years through ten years	2,626	2,630	6.8	3.93
Average life after ten years	358	357	11.0	4.68
Total	$3,986	3,998	6.3	3.97%
Asset-backed securities and other debt securities:
Average life after ten years	2	2	10.3	7.65
Total	$2	2	10.3	7.65%
Total held-to-maturity securities	$11,630	11,547	6.8	3.51%
(a)Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.05%, 0.54% and 0.08% for securities with an average life between 1 and 5 years, average life between 5 and 10 years, average life greater than 10 years and in total, respectively.
(b)Includes a discount of $805 pertaining to the unamortized portion of unrealized losses on HTM securities.

Other Short-Term Investments
Other short-term investments have original maturities less than one year and primarily include interest-bearing balances that are funds on deposit at the FRB or other depository institutions. The Bancorp uses other short-term investments to manage liquidity risk. Other short-term investments were $13.0 billion at June 30, 2025, a decrease of $4.1 billion from December 31, 2024. This decrease was primarily due to deploying excess liquidity to fund loan growth and proactive liability management during the six months ended June 30, 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates and through its strategy of expanding retail presence in high-growth markets, such as in the Southeast. Average core deposits represented 77% and 76% of average total assets for the three months ended June 30, 2025 and 2024, respectively.

The following table presents the end of period components of deposits:

TABLE 19: Components of Deposits
As of ($ in millions)	June 30, 2025	December 31, 2024
Demand	$42,174	41,038
Interest checking(b)	55,524	59,306
Savings	16,614	17,147
Money market	36,586	36,605
Total transaction deposits	$150,898	154,096
CDs $250,000 or less	10,883	10,798
Total core deposits	$161,781	164,894
CDs over $250,000(a)	2,426	2,358
Total deposits	$164,207	167,252
(a)Includes $1.2 billion and $1.3 billion of retail brokered CDs which are fully covered by FDIC insurance as of June 30, 2025 and December 31, 2024, respectively.
(b)Effective January 1, 2025, foreign office deposits are included in interest checking. Prior periods have been adjusted to conform to current period presentation.

Core deposits decreased $3.1 billion, or 2%, from December 31, 2024 primarily due to a decrease in transaction deposits. Transaction deposits decreased $3.2 billion, or 2%, from December 31, 2024 primarily driven by decreases in interest checking deposits and savings deposits, partially offset by an increase in demand deposits. Interest checking deposits decreased $3.8 billion, or 6%, from December 31, 2024 primarily as a result of lower balances per commercial customer account, a decrease in derivative collateral held as a result of lower interest rates as well as seasonal impacts which contributed to lower balances per consumer customer account. Savings deposits decreased $533 million, or 3%, from December 31, 2024 primarily due to lower average balances per consumer customer account partially driven by the impact of consumer preferences for products with higher offering rates. Demand deposits increased $1.1 billion, or 3%, from December 31, 2024 primarily due to higher balances per commercial customer account as well as growth in the number of accounts.

The following table presents the components of average deposits for the three months ended:

TABLE 20: Components of Average Deposits
($ in millions)	June 30, 2025	June 30, 2024
Demand	$40,885	40,266
Interest checking(b)	56,738	58,156
Savings	16,962	17,747
Money market	36,296	35,511
Total transaction deposits	$150,881	151,680
CDs $250,000 or less	10,494	10,767
Total core deposits	$161,375	162,447
CDs over $250,000(a)	2,200	4,747
Total average deposits	$163,575	167,194
(a)Includes $1.1 billion and $3.8 billion of retail brokered CDs which are fully covered by FDIC insurance for the three months ended June 30, 2025 and 2024, respectively.
(b)Effective January 1, 2025, foreign office deposits are included in interest checking. Prior periods have been adjusted to conform to current period presentation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
On an average basis, core deposits decreased $1.1 billion, or 1%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily due to decreases in average transaction deposits and average CDs $250,000 or less. Average transaction deposits decreased $799 million, or 1%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily driven by decreases in average interest checking deposits and average savings deposits, partially offset by increases in average money market deposits and average demand deposits. Average interest checking deposits decreased $1.4 billion, or 2%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily due to lower average balances per commercial and consumer customer accounts and a decrease in derivative collateral held as a result of lower interest rates. Average savings deposits decreased $785 million, or 4%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily due to lower average balances per consumer customer account partially driven by the impact of consumer preferences for products with higher offering rates. Average money market deposits increased $785 million, or 2%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily as a result of higher average balances per consumer customer account due to higher offering rates. Average demand deposits increased $619 million, or 2%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily as a result of an increase in consumer customer accounts and average balances per consumer customer account. Average CDs $250,000 or less decreased $273 million, or 3%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily due to maturities which outpaced new issuances given current market conditions.

Average CDs over $250,000 decreased $2.5 billion, or 54%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily due to maturities of retail brokered CDs.

Contractual maturities
The contractual maturities of CDs as of June 30, 2025 are summarized in the following table:

TABLE 21: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$12,682
13-24 months	577
25-36 months	20
37-48 months	8
49-60 months	20
After 60 months	2
Total CDs	$13,309
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. As of June 30, 2025 and December 31, 2024, approximately $100.3 billion, or 61%, and $100.6 billion, or 60%, respectively, of the Bancorp’s domestic deposits were estimated to be insured. As of June 30, 2025 and December 31, 2024, approximately $63.8 billion and $66.5 billion, respectively, of the Bancorp’s domestic deposits were estimated to be uninsured. At June 30, 2025 and December 31, 2024, approximately $1.2 billion and $1.1 billion, respectively, of time deposits were estimated to be uninsured. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 14% and 13% for the three months ended June 30, 2025 and 2024, respectively.

The following table summarizes the end of period components of borrowings:

TABLE 22: Components of Borrowings
As of ($ in millions)	June 30, 2025	December 31, 2024
Federal funds purchased	$178	204
Other short-term borrowings	3,393	4,450
Long-term debt	14,492	14,337
Total borrowings	$18,063	18,991

Total borrowings decreased $928 million, or 5%, from December 31, 2024 primarily due to a decrease in other short-term borrowings. Other short-term borrowings decreased $1.1 billion from December 31, 2024 primarily due to proactive liability management resulting in lower other short-term investments. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes components of average borrowings for the three months ended:

TABLE 23: Components of Average Borrowings
($ in millions)	June 30, 2025	June 30, 2024
Federal funds purchased	$206	230
Other short-term borrowings	5,418	3,592
Long-term debt	14,599	15,611
Total average borrowings	$20,223	19,433
Total average borrowings increased $790 million, or 4%, for the three months ended June 30, 2025 compared to the same period in the prior year primarily due to an increase in average other short-term borrowings partially offset by a decrease in average long-term debt. Average other short-term borrowings increased $1.8 billion for the three months ended June 30, 2025 compared to the same period in the prior year primarily due to increased funding needs resulting from loan growth and a decrease in core deposits. Average long-term debt decreased $1.0 billion for the three months ended June 30, 2025 compared to the same period in the prior year primarily driven by redemptions or maturities of $1.8 billion of notes, a $1.5 billion reduction in long-term FHLB advances and $450 million of paydowns associated with loan securitizations since June 30, 2024. These decreases were partially offset by the issuance of $750 million of senior fixed-rate/floating-rate notes in September 2024, the issuance of $1.0 billion of senior fixed-rate/floating-rate notes in January 2025 and $154 million of fair value adjustments associated with hedged long-term debt since June 30, 2024. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

For more information about the Bancorp’s FTP process and other allocation methodologies, refer to the Business Segment Review section included in MD&A of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table summarizes income (loss) before income taxes on an FTE basis by segment:

TABLE 24: Income (Loss) Before Income Taxes (FTE) by Segment
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Commercial Banking	$384	372	646	796
Consumer and Small Business Banking	648	648	1,170	1,335
Wealth and Asset Management	65	59	116	117
General Corporate and Other(a)	(284)	(309)	(461)	(812)
Income before income taxes (FTE)(b)	$813	770	1,471	1,436
(a)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.
(b)Includes FTE adjustments of $5 and $6 for the three months ended June 30, 2025 and 2024, respectively, and $10 and $12 for the six months ended June 30, 2025 and 2024, respectively.

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 25: Commercial Banking
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Income Statement Data
Net interest income (FTE)(a)	$595	634	1,147	1,298
Provision for credit losses	79	137	159	208
Noninterest income:
Commercial payments revenue	132	132	265	255
Capital markets fees	89	91	178	188
Commercial banking revenue	78	89	157	173
Other noninterest income	22	8	22	26
Noninterest expense:
Compensation and benefits	151	153	329	339
Net occupancy and equipment expense	17	15	34	32
Other noninterest expense	285	277	601	565
Income before income taxes (FTE)(a)	$384	372	646	796
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$68,777	66,790	68,592	67,140
Demand deposits	16,257	16,679	16,094	17,166
Interest checking deposits	39,317	39,195	39,626	39,397
Savings deposits	128	145	129	149
Money market deposits	4,436	4,495	4,550	4,487
Certificates of deposit	32	46	32	58
(a)Includes FTE adjustments of $3 and $4 for the three months ended June 30, 2025 and 2024, respectively, and $6 and $8 for the six months ended June 30, 2025 and 2024, respectively.

Income before income taxes on an FTE basis was $384 million and $646 million for the three and six months ended June 30, 2025, respectively, compared to $372 million and $796 million for the same periods in the prior year. The increase for the three months ended June 30, 2025 was primarily driven by a decrease in provision for credit losses, partially offset by a decrease in net interest income on an FTE basis and an increase in noninterest expense. The decrease for the six months ended June 30, 2025 was driven by a decrease in net interest income on an FTE basis, an increase in noninterest expense and a decrease in noninterest income, partially offset by a decrease in provision for credit losses.

Net interest income on an FTE basis decreased $39 million and $151 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily driven by decreases in yields on average commercial loans and leases and decreases in FTP credits on deposits. These negative impacts were partially offset by decreases in FTP charges on commercial loans and leases, decreases in rates paid on average interest-bearing deposits and increases in the average balances of commercial loans and leases.

Provision for credit losses decreased $58 million and $49 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily driven by decreases in the allocated provision for credit losses related to commercial criticized assets and the impact of net charge-offs on commercial loans and leases which decreased for the three months ended June 30, 2025 and increased for the six months ended June 30, 2025. Annualized net charge-offs as a percent of average portfolio loans and leases decreased to 35 bps for the three months ended June 30, 2025 compared to 45 bps for the same period in the prior year and increased to 33 bps for the six months ended June 30, 2025 compared to 31 bps for the same period in the prior year.

Noninterest income increased $1 million and decreased $20 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2025 was primarily driven by an increase in other noninterest income, partially offset by a decrease in commercial banking revenue. Other noninterest income increased $14 million for the three months ended June 30, 2025 compared to the same period in the prior year primarily due to the recognition of an immaterial amount of net securities gains for the three months ended June 30, 2025 compared to net securities losses of $7 million for the same period in the prior

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
year as well as an increase in equity method investment income. The decrease for the six months ended June 30, 2025 was primarily driven by decreases in commercial banking revenue and capital markets fees, partially offset by an increase in commercial payments revenue. Refer to the Noninterest Income subsection of the Statement of Income Analysis section of MD&A for additional information on the fluctuations in commercial banking revenue, capital markets fees and commercial payments revenue.

Noninterest expense increased $8 million and $28 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense. Other noninterest expense increased $8 million and $36 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to increases in allocated expenses and credit valuation adjustments on derivatives associated with customer accommodation contracts, partially offset by decreases in leasing business expense. The increase for the six months ended June 30, 2025 compared to the same period in the prior year was partially offset by a decrease in compensation and benefits expense. Compensation and benefits expense decreased $10 million for the six months ended June 30, 2025 compared to the same period in the prior year primarily due to a decrease in performance-based compensation.

Average commercial loans and leases increased $2.0 billion and $1.5 billion for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to increases in average commercial mortgage loans, average commercial leases and average commercial and industrial loans. Refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A for additional information on these fluctuations.

Average deposits decreased $390 million and $826 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to decreases in average demand deposits, partially offset by increases in average interest checking deposits. Average demand deposits decreased $422 million and $1.1 billion for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily as a result of lower average balances per customer account. Average interest checking deposits increased $122 million and $229 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily driven by increases in balances associated with embedded payments products.

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

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 26: Consumer and Small Business Banking
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Income Statement Data
Net interest income	$1,085	1,081	2,060	2,232
Provision for credit losses	84	70	168	154
Noninterest income:
Consumer banking revenue	146	138	282	273
Wealth and asset management revenue	66	62	132	121
Mortgage banking net revenue	56	50	112	104
Commercial payments revenue	22	22	41	43
Other noninterest income	3	3	6	5
Noninterest expense:
Compensation and benefits	230	229	465	466
Net occupancy and equipment expense	67	67	137	133
Marketing expense	31	19	50	42
Loan and lease expense	21	22	39	39
Other noninterest expense	297	301	604	609
Income before income taxes	$648	648	1,170	1,335
Average Balance Sheet Data
Consumer loans, including held for sale	$45,304	42,355	44,768	42,230
Commercial loans	5,008	4,048	4,884	3,974
Demand deposits	23,349	22,718	23,001	22,335
Interest checking deposits	10,928	11,107	10,937	11,162
Savings deposits	14,112	14,731	14,065	14,864
Money market deposits	31,376	30,547	31,340	30,085
Certificates of deposit	11,219	11,404	11,145	11,244
Income before income taxes was $648 million and $1.2 billion for the three and six months ended June 30, 2025, respectively, compared to $648 million and $1.3 billion for the same periods in the prior year. Income before income taxes was flat for the three months ended June 30, 2025 compared to the same period in the prior year as increases in noninterest income and net interest income were offset by increases in provision for credit losses and noninterest expense. The decrease for the six months ended June 30, 2025 was driven by a decrease in net interest income and increases in provision for credit losses and noninterest expense, partially offset by an increase in noninterest income.

Net interest income decreased $172 million for the six months ended June 30, 2025 compared to the same period in the prior year primarily driven by a decrease in FTP credits on deposits and an increase in FTP charges on loans and leases. These negative impacts were partially offset by increases in the average balances of and yields on loans and leases as well as a decrease in rates paid on average interest-bearing deposits.

Provision for credit losses increased $14 million for both the three and six months ended June 30, 2025 compared to the same periods in the prior year primarily driven by increases in net charge-offs on average commercial and industrial loans. Annualized net charge-offs as a percent of average portfolio loans and leases increased to 64 bps and 67 bps for the three and six months ended June 30, 2025, respectively, compared to 61 bps and 66 bps for the same periods in the prior year.

Noninterest income increased $18 million and $27 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily driven by increases in wealth and asset management revenue, mortgage banking net revenue and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
consumer banking revenue. Wealth and asset management revenue increased $4 million and $11 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to increases in personal asset management revenue and brokerage income. Refer to the Noninterest Income subsection of the Statement of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue and consumer banking revenue.

Noninterest expense increased $8 million and $6 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily driven by increases in marketing expense. Marketing expense increased $12 million and $8 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to increased spend on customer acquisition activities.

Average consumer loans increased $2.9 billion and $2.5 billion for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to increases in average indirect secured consumer loans, average residential mortgage loans, average solar energy installation loans and average home equity, partially offset by decreases in average other consumer loans. Refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A for additional information on the fluctuations in average indirect secured consumer loans, average residential mortgage loans, average solar energy installation loans, average home equity and average other consumer loans. Average commercial loans increased $960 million and $910 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily driven by loan originations exceeding payoffs.

Average deposits increased $477 million and $798 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily driven by increases in average money market deposits and average demand deposits, partially offset by decreases in average savings deposits. Average money market deposits increased $829 million and $1.3 billion for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily as a result of higher average balances per customer account due to higher offering rates. Average demand deposits increased $631 million and $666 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily as a result of an increase in customer accounts and average balances per customer account. Average savings deposits decreased $619 million and $799 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to lower average balances per customer account partially driven by the impact of consumer preferences for products with higher offering rates.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 27: Wealth and Asset Management
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Income Statement Data
Net interest income	$57	54	106	112
(Benefit from) provision for credit losses	(2)	—	(2)	—
Noninterest income:
Wealth and asset management revenue	100	96	205	197
Other noninterest income	1	2	6	3
Noninterest expense:
Compensation and benefits	55	52	117	114
Other noninterest expense	40	41	86	81
Income before income taxes	$65	59	116	117
Average Balance Sheet Data
Loans and leases, including held for sale	$4,550	4,049	4,443	4,106
Deposits	10,043	10,507	10,430	10,621
Income before income taxes was $65 million and $116 million for the three and six months ended June 30, 2025, respectively, compared to $59 million and $117 million for the same periods in the prior year. The increase for the three months ended June 30, 2025 was primarily driven by increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. The decrease for the six months ended June 30, 2025 was primarily driven by an increase in noninterest expense and a decrease in net interest income, partially offset by an increase in noninterest income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net interest income increased $3 million and decreased $6 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2025 was primarily driven by a decrease in rates paid on average deposits, partially offset by a decrease in FTP credits on deposits. The decrease for the six months ended June 30, 2025 was primarily driven by a decrease in FTP credits on deposits, partially offset by a decrease in rates paid on average deposits.

Noninterest income increased $3 million and $11 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to increases in wealth and asset management revenue, which increased $4 million and $8 million for the three and six months ended June 30, 2025, respectively, primarily driven by increases in personal asset management revenue.

Noninterest expense increased $2 million and $8 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to increases in compensation and benefits expense, which increased $3 million for both the three and six months ended June 30, 2025 compared to the same periods in the prior year primarily driven by increases in base compensation. The increase for the six months ended June 30, 2025 also included an increase in other noninterest expense, which increased $5 million compared to the same period in the prior year and included an increase in allocated expenses.

Average loans and leases increased $501 million and $337 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily driven by increases in average commercial and industrial loans, average other consumer loans and average commercial mortgage loans as loan production exceeded payoffs.

Average deposits decreased $464 million and $191 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily driven by decreases in average interest checking deposits and average savings deposits as a result of lower average balances per customer account, partially offset by increases in average CDs and average demand deposits.

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

Net interest income on an FTE basis increased $139 million and $488 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily driven by decreases in FTP credits on deposits allocated to the segments and decreases in interest expense on retail brokered CDs and long-term debt, partially offset by decreases in interest income on other short-term investments and decreases in FTP charges on loans and leases allocated to the segments. The decrease in FTP charges allocated to the segments was driven by decreases in market interest rates, primarily affecting the variable-rate asset portfolios. The decrease in FTP credits allocated to the segments was driven by lower FTP credit rates paid on deposits as a result of lower market interest rates and reduced liquidity premium assumptions. Under the Bancorp’s internal reporting methodology, the Bancorp insulates the segments from interest rate risk associated with fixed-rate lending by transferring this risk to General Corporate and Other through the FTP methodology. As a result, the amount of FTP credits on deposits earned by the segments generally increases or decreases at a faster pace than the amount of allocated FTP charges on loans and leases.

The provision for credit losses was $12 million and $22 million for the three and six months ended June 30, 2025, respectively, compared to a benefit from credit losses of $110 million and $171 million for the same periods in the prior year. The provision for credit losses for the three and six months ended June 30, 2025 was primarily driven by decreases in allocations to the segments.

Noninterest income increased $33 million and $20 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily driven by decreases in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and included the impact of net securities gains which increased for the three months ended June 30, 2025 and decreased for the six months ended June 30, 2025.

Noninterest expense increased $25 million and decreased $36 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2025 was primarily driven by increases in compensation and benefits expense and technology and communications expense, partially offset by the expense recognized in 2024 associated with an FDIC special assessment and an increase in corporate overhead allocations from General Corporate and Other to the other segments. The decrease for the six months ended June 30, 2025 was primarily driven by an increase in corporate overhead allocations from General Corporate and Other to the other segments and the expense recognized in 2024 associated with an FDIC special assessment, partially offset by increases in compensation and benefits expense and technology and communications expense.

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

The Bancorp is closely monitoring various economic factors and their impacts on commercial borrowers, including, but not limited to, the impact of escalating global tensions, the impact of policy changes of the new political administration, particularly trade policy, as well as inflation, interest rate changes, labor and supply chain issues, and volatility and changes in consumer discretionary spending patterns, including debt and default levels. The Bancorp maintains focus on disciplined client selection, adherence to underwriting policy and attention to concentrations.

The Bancorp provides loans to a variety of customers ranging from large multinational firms to middle market businesses, sole proprietors and high net worth individuals. The origination policies for commercial loans and leases outline the risks and underwriting requirements for individuals and businesses in various industries. Included in the policies are maturity and amortization terms, collateral and leverage requirements, cash flow coverage measures and hold limits. The Bancorp aligns credit and sales teams with specific industry and regional expertise to better monitor and manage different industry and geographic segments of the portfolio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 28: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	June 30, 2025			December 31, 2024
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$14,754	23,038	9	14,375	22,429	6
Financial services and insurance	9,266	20,455	—	9,507	19,939	1
Manufacturing	9,010	18,886	83	8,850	19,230	68
Healthcare	5,706	8,392	49	5,648	8,192	76
Business services	5,597	9,862	91	5,596	9,755	113
Wholesale trade	5,504	10,741	40	5,315	10,305	14
Accommodation and food	4,639	6,824	14	4,371	6,731	18
Retail trade	3,610	8,173	150	3,495	8,429	45
Communication and information	3,174	6,197	35	3,304	6,140	74
Construction	3,110	7,428	21	2,674	6,815	19
Transportation and warehousing	2,383	4,106	4	2,311	4,124	7
Mining	2,291	5,625	—	2,676	5,897	—
Utilities	1,880	3,494	—	1,882	3,326	—
Entertainment and recreation	1,838	3,182	5	1,749	3,091	5
Other services	1,087	1,648	6	1,215	1,798	5
Agribusiness	205	534	1	204	513	5
Public administration	87	160	—	110	160	—
Individuals	11	19	—	11	24	—
Total	$74,152	138,764	508	73,293	136,898	456
By Loan Size:
Less than $1 million	5%	5	12	5	5	15
$1 million to $5 million	7	5	6	7	5	10
$5 million to $10 million	4	4	6	4	4	6
$10 million to $25 million	13	11	11	13	11	22
$25 million to $50 million	24	21	30	24	22	33
Greater than $50 million	47	54	35	47	53	14
Total	100%	100	100	100	100	100
By State:
California	10%	9	4	10	8	6
Ohio	8	10	2	8	10	3
Texas	8	9	9	8	9	1
Illinois	8	7	4	8	8	5
Florida	7	7	4	7	6	8
New York	7	6	10	7	6	12
Michigan	5	5	5	5	5	6
Georgia	4	4	13	4	4	16
Indiana	3	3	1	3	4	2
Pennsylvania	3	3	14	3	3	8
North Carolina	3	3	1	3	3	1
South Carolina	3	2	—	3	2	—
Other	31	32	33	31	32	32
Total	100%	100	100	100	100	100

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

TABLE 29: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of June 30, 2025 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$314	426	3,402
Commercial mortgage nonowner-occupied loans	—	95	5,802
Total	$314	521	9,204

TABLE 30: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2024 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$53	137	3,753
Commercial mortgage nonowner-occupied loans	—	288	5,615
Total	$53	425	9,368

The Bancorp views nonowner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans, disaggregated by property location (excluding loans held for sale):

TABLE 31: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of June 30, 2025 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual
By State:
Florida	$1,587	2,556	—	—
Texas	1,109	1,833	—	—
Illinois	958	1,151	—	3
Ohio	884	1,390	—	—
Michigan	774	942	3	—
South Carolina	628	754	—	—
California	570	1,008	—	—
North Carolina	496	657	—	—
Georgia	478	820	—	—
New York	389	444	—	2
All other states	3,261	4,554	—	3
Total	$11,134	16,109	3	8
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 32: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2024 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual
By State:
Florida	$1,543	2,526	—	—
Texas	905	1,714	—	2
Illinois	1,123	1,275	—	2
Ohio	835	1,231	—	1
Michigan	775	926	—	—
South Carolina	699	763	—	—
California	1,080	1,714	—	—
North Carolina	572	782	—	—
Georgia	429	842	—	—
New York	468	524	—	—
All other states	2,801	3,929	—	—
Total	$11,230	16,226	—	5
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Net charge-offs on nonowner-occupied commercial real estate loans were immaterial for both the three and six months ended June 30, 2025 and 2024.

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

The Bancorp does not originate residential mortgage loans that permit customers to make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $441 million of ARM loans will have rate resets during the next twelve months. Underlying characteristics of these borrowers include a weighted-average origination debt-to-income ratio of 35% and weighted-average origination LTV of 72%. Approximately 28% of these loans are expected to experience an increase in rate upon reset. For those borrowers, rates are expected to increase by an average of approximately 2.6%, resulting in an average increase in monthly payment amount of approximately 34%.

Certain residential mortgage products have characteristics that may increase the Bancorp’s credit loss rates in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTVs, multiple loans secured by the same collateral that when combined result in an LTV greater than 80% and interest-only loans. The Bancorp has deemed residential mortgage loans with greater than 80% LTVs and no mortgage insurance as loans that represent a higher level of risk. Approximately 70% of these loans consist of loans originated through the Bancorp’s loan program for doctors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 33: Residential Mortgage Portfolio Loans by LTV at Origination
	June 30, 2025		December 31, 2024
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,764	63.9%	$11,836	63.5%
LTV > 80%, with mortgage insurance(a)	3,242	95.4	3,165	95.5
LTV > 80%, no mortgage insurance	2,675	91.2	2,542	90.9
Total	$17,681	74.1%	$17,543	73.5%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 34: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of June 30, 2025 ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Illinois	$553	—	4
Ohio	530	1	7
Florida	482	1	2
North Carolina	211	—	—
Indiana	179	—	2
Michigan	168	—	2
Kentucky	132	—	2
All other states	420	—	4
Total	$2,675	2	23

TABLE 35: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2024 ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Illinois	$518	—	5
Ohio	518	1	7
Florida	457	—	2
North Carolina	202	—	—
Indiana	165	—	2
Michigan	167	—	2
Kentucky	130	—	1
All other states	385	—	5
Total	$2,542	1	24

Net charge-offs on residential mortgage loans with an LTV greater than 80% at origination and no mortgage insurance were immaterial for both the three and six months ended June 30, 2025 and 2024.

Home equity portfolio
The Bancorp’s home equity portfolio of $4.5 billion is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 17% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately $490 million of the balances mature before December 31, 2028.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less, based upon appraisals at origination. For additional information on these loans, refer to Tables 37, 38 and 39. Of the total $4.5 billion of outstanding home equity loans:
•73% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Illinois, Indiana and Kentucky as of June 30, 2025;
•76% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended June 30, 2025; and
•The portfolio had a weighted-average refreshed FICO score of 749 at June 30, 2025.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 36: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	June 30, 2025		December 31, 2024
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$104	2%	$111	3%
FICO 660-719	160	3	160	4
FICO ≥ 720	1,055	24	1,013	24
Total senior liens	$1,319	29%	$1,284	31%
Junior Liens:
FICO ≤ 659	267	6	242	6
FICO 660-719	535	12	521	12
FICO ≥ 720	2,364	53	2,141	51
Total junior liens	$3,166	71%	$2,904	69%
Total	$4,485	100%	$4,188	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% LTV (including senior liens, if applicable) present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 37: Home Equity Portfolio Loans Outstanding by LTV at Origination
	June 30, 2025		December 31, 2024
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,186	49.2%	$1,147	49.8%
LTV > 80%	133	89.1	137	89.1
Total senior liens	$1,319	53.4%	$1,284	54.2%
Junior Liens:
LTV ≤ 80%	2,327	63.7	2,085	64.3
LTV > 80%	839	87.9	819	88.2
Total junior liens	$3,166	70.3%	$2,904	71.3%
Total	$4,485	65.4%	$4,188	66.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide an analysis of home equity portfolio loans outstanding by state with an LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 38: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of June 30, 2025 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
Ohio	$282	748	6
Illinois	140	343	4
Michigan	129	342	3
Indiana	111	260	3
Florida	105	226	2
Kentucky	77	190	2
All other states	128	320	2
Total	$972	2,429	22

TABLE 39: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2024 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
Ohio	$283	761	7
Illinois	140	337	5
Michigan	131	358	3
Indiana	103	251	3
Florida	96	214	2
Kentucky	77	196	2
All other states	126	310	3
Total	$956	2,427	25

Net charge-offs on home equity loans with an LTV greater than 80% at origination were immaterial for both the three and six months ended June 30, 2025 and 2024.

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $14.6 billion of automobile loans and $3.0 billion of indirect recreational vehicle, marine, motorcycle and powersport loans as of June 30, 2025. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 40: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2025		December 31, 2024
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$179	1%	$177	1%
FICO 660-719	3,145	18	3,040	19
FICO ≥ 720	14,267	81	13,096	80
Total	$17,591	100%	$16,313	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 41: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	June 30, 2025		December 31, 2024
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$12,690	80.0%	$11,822	79.8%
LTV > 100%	4,901	110.1	4,491	110.1
Total	$17,591	88.3%	$16,313	88.1%

At June 30, 2025 and December 31, 2024, $28 million and $24 million, respectively, of the Bancorp’s nonaccrual indirect secured consumer portfolio loans had an LTV greater than 100% at origination. Net charge-offs on indirect secured consumer loans with an LTV greater than 100% at origination were $5 million and $9 million for the three months ended June 30, 2025 and 2024, respectively, and $14 million and $20 million for the six months ended June 30, 2025 and 2024, respectively.

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both June 30, 2025 and December 31, 2024. At both June 30, 2025 and December 31, 2024, 72% of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Given the variable nature of the credit card portfolio, interest rate increases impact this product and it is regularly monitored to ensure the portfolio remains within the Bancorp’s risk appetite. Recent rate cuts and potential future decreases in interest rates may lessen these risks moving forward.

The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination as of:

TABLE 42: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2025		December 31, 2024
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$79	5%	$78	5%
FICO 660-719	465	27	470	27
FICO ≥ 720	1,163	68	1,186	68
Total	$1,707	100%	$1,734	100%

Solar energy installation loans portfolio
The Bancorp originates point-of-sale solar energy installation loans through a network of approved installers. The Bancorp considers several factors when monitoring its solar energy installation loan portfolio, including concentrations by installer, concentrations by state and FICO distributions at origination. At both June 30, 2025 and December 31, 2024, loans originated through the Bancorp’s three largest approved installers represented approximately 23% of total balances outstanding in the solar energy installation loan portfolio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of solar energy installation portfolio loans outstanding by state as of:

TABLE 43: Solar Energy Installation Portfolio Loans Outstanding by State
	June 30, 2025		December 31, 2024
($ in millions)	Outstanding	Nonaccrual	Outstanding	Nonaccrual
By State:
Florida	$651	8	675	16
California	552	2	562	8
Texas	514	3	501	7
Arizona	365	2	366	4
Virginia	245	1	229	1
Oregon	193	—	165	—
Nevada	170	—	165	1
Colorado	164	—	158	1
New York	127	—	118	—
Connecticut	106	1	103	3
All other states	1,229	9	1,160	23
Total	$4,316	26	4,202	64

The following table provides an analysis of solar energy installation portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 44: Solar Energy Installation Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2025		December 31, 2024
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$5	—%	$5	—%
FICO 660-719	630	15	621	15
FICO ≥ 720	3,681	85	3,576	85
Total	$4,316	100%	$4,202	100%

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

The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 45: Other Consumer Portfolio Loans Outstanding by Product Type
	June 30, 2025		December 31, 2024
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Other secured	$1,029	41%	$912	36%
Point-of-sale home improvement	555	23	623	25
Third-party point-of-sale	441	18	546	22
Unsecured	439	18	437	17
Total	$2,464	100%	$2,518	100%

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

Nonperforming assets were $913 million at June 30, 2025 compared to $860 million at December 31, 2024. At June 30, 2025, $27 million of nonaccrual loans were held for sale, compared to $7 million at December 31, 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.72% and 0.71% at June 30, 2025 and December 31, 2024, respectively. Nonaccrual loans and leases secured by real estate were 33% of nonaccrual loans and leases as of June 30, 2025 compared to 35% as of December 31, 2024.

Portfolio commercial nonaccrual loans and leases were $508 million at June 30, 2025, an increase of $52 million from December 31, 2024. Portfolio residential mortgage and consumer nonaccrual loans were $345 million at June 30, 2025, a decrease of $22 million from December 31, 2024. Refer to Table 47 for a rollforward of portfolio nonaccrual loans and leases.

OREO and other repossessed property was $33 million and $30 million at June 30, 2025 and December 31, 2024, respectively. The Bancorp recognized an immaterial amount of losses and $1 million of gains on the transfer, sale or write-down of OREO properties for the three and six months ended June 30, 2025, respectively, compared to $1 million of losses for both the three and six months ended June 30, 2024.

For the three and six months ended June 30, 2025, approximately $18 million and $38 million, respectively, of interest income would have been recognized if the nonaccrual portfolio loans and leases had been current in accordance with their contractual terms, compared to $18 million and $35 million for the same periods in the prior year. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 46: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	June 30, 2025	December 31, 2024
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$460	374
Commercial mortgage loans	48	79
Commercial construction loans	—	1
Commercial leases	—	2
Residential mortgage loans	143	137
Home equity	75	70
Indirect secured consumer loans	65	55
Credit card	29	32
Solar energy installation loans	26	64
Other consumer loans	7	9
Total nonaccrual portfolio loans and leases(a)	$853	823
OREO and other repossessed property(c)	33	30
Total nonperforming portfolio assets	$886	853
Nonaccrual loans held for sale	27	7
Total nonperforming assets	$913	860
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$5	5
Commercial mortgage loans	3	—
Commercial leases	—	1
Residential mortgage loans(b)	8	6
Credit card	18	20
Total portfolio loans and leases 90 days past due and still accruing	$34	32
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.72%	0.71
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.70	0.69
ACL as a percent of nonperforming portfolio loans and leases	300	302
ACL as a percent of nonperforming portfolio assets	289	291
(a)Includes $16 and $18 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of June 30, 2025 and December 31, 2024, respectively.
(b)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $161 as of June 30, 2025 and $163 as of December 31, 2024. The Bancorp recognized losses of an immaterial amount for both the three months ended June 30, 2025 and 2024 and $1 for both the six months ended June 30, 2025 and 2024 due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)Includes $19 and $12 of branch-related real estate no longer intended to be used for banking purposes as of June 30, 2025 and December 31, 2024, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 47: Rollforward of Portfolio Nonaccrual Loans and Leases
For the six months ended June 30, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$456	137	230	823
Transfers to nonaccrual status	335	32	172	539
Transfers to accrual status	(4)	(9)	(65)	(78)
Transfers to held for sale	(41)	—	—	(41)
Loan paydowns/payoffs	(89)	(16)	(41)	(146)
Transfers to OREO	—	(3)	(7)	(10)
Charge-offs	(156)	—	(89)	(245)
Draws/other extensions of credit	7	2	2	11
Balance, end of period	$508	143	202	853

TABLE 48: Rollforward of Portfolio Nonaccrual Loans and Leases
For the six months ended June 30, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$326	124	199	649
Transfers to nonaccrual status	159	33	172	364
Transfers to accrual status	(1)	(14)	(34)	(49)
Transfers to held for sale	(3)	—	—	(3)
Loan paydowns/payoffs	(84)	(14)	(32)	(130)
Transfers to OREO	—	(2)	(7)	(9)
Charge-offs	(123)	—	(95)	(218)
Draws/other extensions of credit	—	2	—	2
Balance, end of period	$274	129	203	606

Analysis of Net Loan Charge-offs
Net charge-offs were 45 bps and 49 bps of average portfolio loans and leases for the three months ended June 30, 2025 and 2024, respectively, and were 45 bps and 44 bps of average portfolio loans and leases for the six months ended June 30, 2025 and 2024, respectively. Table 49 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases decreased to 38 bps during the three months ended June 30, 2025, compared to 45 bps during the same period in the prior year primarily due to a decrease in net charge-offs on commercial and industrial loans of $11 million for the three months ended June 30, 2025. The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 37 bps during the six months ended June 30, 2025, compared to 32 bps during the same period in the prior year primarily due to increases in net charge-offs on commercial mortgage loans of $14 million and commercial and industrial loans of $6 million for the six months ended June 30, 2025.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans decreased to 56 bps and 59 bps during the three and six months ended June 30, 2025, respectively, compared to 57 bps and 62 bps during the same periods in the prior year as increases in net charge-offs on solar energy installation loans of $8 million and $14 million for the three and six months ended June 30, 2025, respectively, were more than offset by increases in average consumer loan balances for both the three and six months ended June 30, 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 49: Summary of Credit Loss Experience
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Losses charged-off:
Commercial and industrial loans	$(84)	(83)	(137)	(123)
Commercial mortgage loans	(4)	—	(15)	—
Commercial leases	(2)	—	(4)	—
Residential mortgage loans	—	(1)	(1)	(1)
Home equity	(2)	(1)	(3)	(3)
Indirect secured consumer loans	(33)	(31)	(69)	(66)
Credit card	(20)	(22)	(42)	(46)
Solar energy installation loans	(23)	(14)	(44)	(28)
Other consumer loans(a)	(26)	(30)	(51)	(61)
Total losses charged-off	$(194)	(182)	(366)	(328)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$15	3	16	8
Commercial mortgage loans	1	—	1	—
Commercial leases	3	—	3	—
Residential mortgage loans	1	1	2	2
Home equity	2	2	2	3
Indirect secured consumer loans	17	14	31	24
Credit card	5	5	10	10
Solar energy installation loans	3	2	6	4
Other consumer loans(a)	8	11	19	23
Total recoveries of losses previously charged-off	$55	38	90	74
Net losses charged-off:
Commercial and industrial loans	$(69)	(80)	(121)	(115)
Commercial mortgage loans	(3)	—	(14)	—
Commercial leases	1	—	(1)	—
Residential mortgage loans	1	—	1	1
Home equity	—	1	(1)	—
Indirect secured consumer loans	(16)	(17)	(38)	(42)
Credit card	(15)	(17)	(32)	(36)
Solar energy installation loans	(20)	(12)	(38)	(24)
Other consumer loans	(18)	(19)	(32)	(38)
Total net losses charged-off	$(139)	(144)	(276)	(254)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.51%	0.61	0.45	0.44
Commercial mortgage loans	0.11	0.01	0.23	0.01
Commercial leases	(0.10)	(0.01)	0.09	(0.02)
Total commercial loans and leases	0.38%	0.45	0.37	0.32
Residential mortgage loans	(0.01)	(0.01)	(0.01)	(0.01)
Home equity	0.02	(0.05)	0.03	(0.01)
Indirect secured consumer loans	0.37	0.46	0.45	0.55
Credit card	3.74	3.98	3.96	4.09
Solar energy installation loans	1.86	1.25	1.79	1.28
Other consumer loans	2.49	2.61	2.50	2.66
Total consumer loans	0.56%	0.57	0.59	0.62
Total net losses charged-off as a percent of average portfolio loans and leases	0.45%	0.49	0.45	0.44
(a)The Bancorp recorded $5 and $10 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and six months ended June 30, 2025, respectively, compared to $7 and $15 for the three and six months ended June 30, 2024, respectively.

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

At both June 30, 2025 and December 31, 2024, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger near-term growth outlook while the less favorable outlook (Downside) depicted a moderate recession.

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

June 30, 2025 ACL
The ACL as of June 30, 2025 increased $72 million from December 31, 2024, driven by deterioration in the economic forecasts used to calculate the ACL, an increase in specific reserves on individually evaluated commercial and industrial loans and higher period-end loan and lease balances. As of June 30, 2025, the Bancorp’s macroeconomic scenarios included estimates of the expected impacts of changes in economic conditions caused by forecasted interest rates and higher tariffs.

At June 30, 2025, the Bancorp assigned an 80% probability weighting to the Baseline scenario and 10% to each of the Upside and Downside scenarios. The Baseline scenario used in the June 30, 2025 ACL assumed that inflation rates peaked at around the same level, but at a later date when compared to the scenario used for the March 31, 2025 estimate. These changes reflect recent data and increased uncertainty that has arisen from changes in U.S. fiscal, tariff and immigration policies. This scenario assumed a peak rate of inflation of 3.7% in the second quarter of 2026, gradually returning to target in early 2027 and averaging 3.2% and 2.1% in 2026 and 2027, respectively. In response to fiscal tightening and high interest rates, this scenario also assumed that real GDP growth would be below trend in the near term but that the unemployment rate will remain steady. The Baseline scenario assumed an average annual real GDP growth rate of 1.5% for 2025, followed by 1.4% in 2026 and 1.8% in 2027. The Baseline scenario also assumed an average unemployment rate of 4.2% for 2025, followed by 4.7% for both 2026 and 2027. The Treasury rate environment is expected to be relatively stable with the 10-year yield remaining within a narrow projected range of 4.2% to 4.3% through 2027. Credit spreads are projected to expand from an average of 2.0% in 2025 and reach their peak level of 2.6% in late 2026. Lastly, the Baseline scenario assumed additional cuts to the target federal funds rate, with an average federal funds rate of 4.2% in 2025 that decreases to an average of 3.4% and 3.0% in 2026 and 2027, respectively.

The Upside scenario assumed that, on an average annual basis, the change in real GDP is 2.0% in 2025, 2.8% in 2026 and 2.2% in 2027. The Upside scenario also assumed an average unemployment rate of 3.9% in 2025, 3.7% in 2026 and 4.0% in 2027. In this scenario, 10-year Treasury yields are fairly stable, reaching a peak of 4.4% in the third quarter of 2026, while credit spreads are consistent with the Baseline scenario, peaking at 2.5% in mid-2026. In the Upside scenario, the forecast for federal funds rate cuts was generally consistent with the Baseline scenario.

The Downside scenario included significant worsening of economic conditions, causing the U.S. economy to fall into a recession in the third quarter of 2025. The Downside scenario assumed that real GDP declines from the second quarter of 2025 through the first quarter of 2026, with a cumulative decline of 2.6%, recovering to an average annualized GDP growth rate of 1.7% for the full year of 2027. The Downside scenario assumed an average unemployment rate of 5.4% in 2025, increasing to an average of 8.2% in 2026 and decreasing to an average of 7.5% in 2027. In this scenario, the 10-year Treasury yield increases to 4.8% in the fourth quarter of 2025, then drops to 3.5% by the end of 2026. Credit spreads also expand in this scenario, reaching a peak of 4.0% in the first quarter of 2026. In the Downside scenario, the forecast for the federal funds rate included steeper rate cuts than the Baseline scenario, with average target rates of 4.6% in 2025, followed by 2.8% and 1.0% in 2026 and 2027, respectively.

The Bancorp’s qualitative adjustments, as an overlay to the quantitative models, resulted in a net increase to the ACL as of June 30, 2025, however, these qualitative adjustments decreased from the qualitative factors used in the ACL as of March 31, 2025, primarily driven by a qualitative decrease in the ACL for the commercial portfolio segment. These qualitative adjustments primarily reflect the Bancorp’s

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
expectations that additional credit losses may be present in its portfolio loans and leases beyond what is predictable through the use of quantitative models. The qualitative adjustment for the commercial portfolio segment was primarily driven by additional allowances for certain nonowner-occupied commercial loans secured by real estate, particularly loans secured by office buildings, based on current challenges in the commercial real estate market that are not fully reflected in the Bancorp’s quantitative models. These challenges include, but are not limited to, an imbalance between supply and demand in the market for commercial real estate properties and pressures on borrowers and property valuations resulting from elevated interest rates. Specific to office properties, the Bancorp has also observed industry data indicating that the office sector of the commercial real estate market continues to lag behind others in terms of property values, driven in part by lessened demand as a result of the increased prevalence of remote work across many professions. These adjustments for certain nonowner-occupied commercial loans secured by real estate were partially offset in the second quarter of 2025 by a qualitative adjustment reducing the impact of economic factors associated with the commercial and industrial loan expected credit loss models.

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

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 50: Changes in Allowance for Credit Losses
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
ALLL:
Balance, beginning of period	$2,384	2,318	2,352	2,322
Losses charged-off(a)	(194)	(182)	(366)	(328)
Recoveries of losses previously charged-off(a)	55	38	90	74
Provision for loan and lease losses	167	114	336	220
Balance, end of period	$2,412	2,288	2,412	2,288
Reserve for unfunded commitments:
Balance, beginning of period	$140	154	134	166
Provision for (benefit from) the reserve for unfunded commitments	6	(17)	12	(29)
Balance, end of period	$146	137	146	137
(a)For the three and six months ended June 30, 2025, the Bancorp recorded $5 and $10, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements, compared to $7 and $15 for the three and six months ended June 30, 2024, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 51: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	June 30, 2025	December 31, 2024
Attributed ALLL:
Commercial and industrial loans	$902	728
Commercial mortgage loans	323	351
Commercial construction loans	52	59
Commercial leases	16	16
Residential mortgage loans	134	146
Home equity	93	106
Indirect secured consumer loans	317	311
Credit card	154	165
Solar energy installation loans	307	351
Other consumer loans	114	119
Total ALLL	$2,412	2,352
Portfolio loans and leases:
Commercial and industrial loans	$53,312	52,271
Commercial mortgage loans	12,112	12,246
Commercial construction loans	5,551	5,588
Commercial leases	3,177	3,188
Residential mortgage loans(a)	17,681	17,543
Home equity	4,485	4,188
Indirect secured consumer loans	17,591	16,313
Credit card	1,707	1,734
Solar energy installation loans	4,316	4,202
Other consumer loans	2,464	2,518
Total portfolio loans and leases	$122,396	119,791
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.69%	1.39
Commercial mortgage loans	2.67	2.87
Commercial construction loans	0.94	1.06
Commercial leases	0.50	0.50
Residential mortgage loans	0.76	0.83
Home equity	2.07	2.53
Indirect secured consumer loans	1.80	1.91
Credit card	9.02	9.52
Solar energy installation loans	7.11	8.35
Other consumer loans	4.63	4.73
Total ALLL as a percent of portfolio loans and leases	1.97%	1.96
Total ACL as a percent of portfolio loans and leases	2.09	2.08
(a)Includes residential mortgage loans measured at fair value of $107 at June 30, 2025 and $108 at December 31, 2024.

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

As of June 30, 2025, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel and non-parallel increases and decreases in interest rates. Risk appetite thresholds are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over 12-month and 24-month horizons. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as non-parallel shifts in rates, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve, and employs key risk indicators and early warning indicators to monitor and manage exposures under these types of scenarios. Additionally, the Bancorp routinely evaluates its exposures to changes in the basis between interest rates.

In order to recognize the risk of noninterest-bearing demand deposit balance migration or attrition in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes additional attrition of approximately $400 million of demand deposit balances over a period of 24 months for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $400 million of incremental growth in noninterest-bearing deposit balances over 24 months for each 100 bps decrease in short-

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
term market interest rates. The incremental balance attrition and growth are modeled to flow into and out of funding products that reprice in conjunction with short-term market rate changes.

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp’s interest-bearing deposit rates will change for a given change in short-term market rates. The Bancorp utilizes dynamic deposit beta models to adjust assumed repricing sensitivity depending on market rate levels. The dynamic beta models were developed utilizing the Bancorp’s performance during prior interest rate cycles. Using the dynamic beta models, the Bancorp’s NII sensitivity modeling assumes weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of approximately 75%-80% for both a 100 bps and 200 bps increase in rates. In the event of continued rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped parallel scenarios of approximately 60%-65% for both a 100 bps and 200 bps decrease in rates. In falling rate scenarios, deposit rate floors are utilized to ensure modeled deposit rates will not become negative. NII simulation modeling assumes no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles. Future actual performance will be dependent on market conditions, the level of competition for deposits and the magnitude of interest rate changes. The Bancorp provides sensitivity analysis in Tables 53 and 54 for key assumptions related to its deposit modeling, including beta and demand deposit balance performance.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and policy limits as of:

TABLE 52: Estimated NII Sensitivity Profile and Policy Limits
	June 30, 2025				June 30, 2024
	% Change in NII (FTE)		Policy Limit		% Change in NII (FTE)		Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(3.51)%	(4.48)	(6.00)	(7.00)	(3.33)%	(4.62)	(5.00)	(6.00)
+100 Ramp over 12 months	(1.71)	(2.03)	N/A	N/A	(1.65)	(2.21)	N/A	N/A
-100 Ramp over 12 months	0.88	0.65	N/A	N/A	0.54	0.11	N/A	N/A
-200 Ramp over 12 months	1.29	(0.21)	(6.00)	(7.00)	0.89	(0.40)	(5.00)	(6.00)

Table 52 presents the change in estimated net interest income for 12 month and 13-24 month horizons for alternative interest rate scenarios relative to the net interest income projection for a static rate scenario for those same time horizons. As previously mentioned, these numbers do not represent a forecast, but are instead risk measures that are monitored to evaluate the consolidated interest rate risk position of the Bancorp. At June 30, 2025, the Bancorp’s NII sensitivity in the rising-rate scenarios is negative in years one and two as interest expense is expected to increase more than interest income due to deposit repricing and balance migration estimates given the high interest rate environment. The Bancorp’s NII simulation projects an increase in NII in years one and two under the parallel 100 bps ramp decrease in interest rates and in year one in the 200 bps ramp decrease in interest rates, driven by an expectation that deposits would reprice faster than earning assets. However, in year two, some deposits have reached their floors, but assets continue to reprice to lower rates, generating less NII. The changes in the estimated NII sensitivity profile compared to June 30, 2024 were primarily attributable to increases in fixed-rate loans and the activation of previously forward-starting receive-fixed interest rate swaps, partially offset by the impacts of investment securities with a shorter life and improved deposit portfolio composition.

Tables 53 and 54 provide the sensitivity of the Bancorp’s estimated NII profile at June 30, 2025 to changes to certain deposit balance and deposit repricing sensitivity (beta) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of June 30, 2025:

TABLE 53: Estimated NII Sensitivity Profile at June 30, 2025 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(4.40)%	(5.48)	(2.62)	(3.48)
+100 Ramp over 12 months	(2.51)	(2.87)	(0.90)	(1.19)
-100 Ramp over 12 months	0.26	0.12	1.51	1.17
-200 Ramp over 12 months	0.75	(0.59)	1.82	0.16
The following table includes the Bancorp’s estimated NII sensitivity profile with a 10% increase and a 10% decrease to the corresponding deposit beta assumptions as of June 30, 2025:

TABLE 54: Estimated NII Sensitivity Profile at June 30, 2025 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 10% Higher(a)		Betas 10% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(5.00)%	(7.33)	(2.04)	(1.66)
+100 Ramp over 12 months	(2.45)	(3.43)	(0.98)	(0.64)
-100 Ramp over 12 months	1.54	1.84	0.22	(0.55)
-200 Ramp over 12 months	2.55	1.89	0.02	(2.32)
(a)Applies a +/- 10% multiple on assumed betas.

Economic Value of Equity Sensitivity
The Bancorp also uses EVE as a measurement tool to govern and manage its interest rate risk exposure. The exposure is governed by a risk framework that uses risk appetite thresholds for scenarios assuming an instantaneous 200 bps increase and a 200 bps decrease in interest rates. The Bancorp routinely analyzes exposures to other interest rate scenarios and employs key risk indicators to monitor and manage exposures. Whereas the NII sensitivity analysis highlights the impact on forecasted NII on an FTE basis (non-GAAP) over one- and two-year time horizons, EVE is a point-in-time analysis of the economic sensitivity of the current balance sheet and off-balance sheet positions that incorporates all cash flows over their estimated remaining lives. The EVE of the balance sheet is defined as the discounted present value of all asset and net derivative cash flows less the discounted value of all liability cash flows. Due to this longer horizon, the sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate any assumptions related to continued production or renewal activities used in the NII sensitivity analysis. As with the NII simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of indeterminate-lived deposits.

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 55: Estimated EVE Sensitivity Profile
	June 30, 2025		June 30, 2024
Change in Interest Rates (bps)	% Change in EVE	Policy Limit	% Change in EVE	Policy Limit
+200 Shock	(5.85)%	(12.00)	(5.35)%	(12.00)
+100 Shock	(2.48)	N/A	(2.25)	N/A
-100 Shock	0.95	N/A	1.52	N/A
-200 Shock	(0.38)	(12.00)	1.50	(12.00)

The EVE sensitivity is negative in both a +200 bps and +100 bps rising-rate scenario, positive in a -100 bps falling-rate scenario, and slightly negative in a -200 bps falling-rate scenario at June 30, 2025. The changes in the estimated EVE sensitivity profile from June 30, 2024 were primarily related to changes in forward interest rate expectations, an increase in fixed-rate loans and reduced wholesale funding, partially offset by the impacts of a shorter investment securities portfolio duration and shorter remaining life of receive-fixed interest rate swaps.

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

Tables 56 and 57 show all swap positions that are utilized as qualifying hedging instruments for purposes of managing the Bancorp’s exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index, to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as the Bancorp adjusts its broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.

The following tables present additional information about the interest rate swaps used as qualifying hedging instruments in Fifth Third’s asset and liability management activities:

TABLE 56: Summary of Qualifying Hedging Instruments
			Weighted-Average
As of June 30, 2025 ($ in millions)	Notional Amount	Fair Value	Remaining Term (years)	Fixed Rate
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$11,000	(2)	5.8	3.05%
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	(28)	6.6	3.50
Interest rate swaps related to long-term debt – fair value – receive-fixed	4,955	(6)	4.2	5.04
Total interest rate swaps	$19,955	(36)

TABLE 57: Summary of Qualifying Hedging Instruments
			Weighted-Average
As of December 31, 2024 ($ in millions)	Notional Amount	Fair Value	Remaining Term (years)	Fixed Rate
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$11,000	(2)	5.7	3.05%
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	1,000	1	7.0	3.20
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	3	7.1	3.50
Interest rate swaps related to long-term debt – fair value – receive-fixed	4,955	(11)	4.7	5.04
Total interest rate swaps	$20,955	(9)
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

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.6 billion and $1.7 billion at June 30, 2025 and December 31, 2024, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates which may include the use of investment securities or derivative instruments. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information on derivative instruments used for this purpose.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2025 and December 31, 2024 was $948 million and $861 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and potential future exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

The available-for-sale debt and other securities and held-to-maturity securities portfolios had a fair value of $49.8 billion at June 30, 2025. From these portfolios, $8.1 billion in principal and interest payments are expected to be received in the next 12 months and an additional $7.4 billion is expected to be received in the next 13 to 24 months. For further information on the investment securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the ability to monetize loans, leases and investment securities through a variety of channels, including repurchase agreements, outright sales, securitizations or pledging to secured borrowing providers. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans, solar energy installation loans and other consumer loans are also capable of being securitized or sold. For the three and six months ended June 30, 2025, the Bancorp sold loans and leases totaling $1.3 billion and $2.4 billion, respectively, compared to $867 million and $1.7 billion during the three and six months ended June 30, 2024, respectively. For further information, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided a sizeable source of relatively stable and low-cost funds. Average core deposits and average shareholders’ equity funded 86% of the Bancorp’s average total assets for both the three and six months ended June 30, 2025 and 85% for both the three and six months ended June 30, 2024. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2023, the Board of Directors authorized $10.0 billion of debt or other securities for issuance, of which $7.0 billion of debt or other securities were available for issuance as of June 30, 2025. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions.

As of June 30, 2025, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $19.4 billion was available for issuance. On January 28, 2025, the Bank issued and sold, under this program, $700 million of fixed-rate/floating-rate senior notes and $300 million of floating-rate senior notes, as further discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Additionally, at June 30, 2025, the Bank had approximately $71.3 billion of borrowing capacity available through secured borrowing sources, including the FRB and the FHLB.

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

As of June 30, 2025, the Bancorp (parent company) had sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 30 months.

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

Credit ratings are summarized in Table 58. The ratings reflect the view of each rating agency on the capacity of the Bancorp and the Bank to meet financial commitments.*

*As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 58: Agency Ratings
As of August 5, 2025	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Stable	Stable	Stable	Positive

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CAPITAL MANAGEMENT
Management regularly reviews capital levels to help ensure it is appropriately positioned under various operating environments. The Bancorp has established a Capital Committee which is responsible for making capital plan recommendations to management. These recommendations are reviewed by the ERMC and the capital plan is approved by the Board of Directors. The Capital Committee is responsible for execution and oversight of the capital actions of the capital plan.

Regulatory Capital Ratios
The Basel III Final Rule sets minimum regulatory capital ratios as well as defines the measure of “well-capitalized” for insured depository institutions. The following table presents these requirements as well as the actual ratios and amounts for the Bancorp and Bank as of:

TABLE 59: Regulatory Capital
	Regulatory Ratio Requirements		June 30, 2025		December 31, 2024(a)
($ in millions)	Minimum	Well-Capitalized	Ratio	Amount	Ratio	Amount
CET1 capital:
Fifth Third Bancorp	4.50%	N/A	10.58%	$17,616	10.57%	$17,339
Fifth Third Bank, National Association	4.50	6.50	12.87	21,280	12.86	20,943
Tier 1 risk-based capital:
Fifth Third Bancorp	6.00	6.00	11.85	19,732	11.86	19,455
Fifth Third Bank, National Association	6.00	8.00	12.87	21,280	12.86	20,943
Total risk-based capital:
Fifth Third Bancorp	8.00	10.00	13.77	22,929	13.86	22,746
Fifth Third Bank, National Association	8.00	10.00	14.12	23,338	14.19	23,116
Leverage:
Fifth Third Bancorp	4.00	N/A	9.42	19,732	9.22	19,455
Fifth Third Bank, National Association	4.00	5.00	10.25	21,280	10.02	20,943
Total risk-weighted assets:
Fifth Third Bancorp				166,517		164,102
Fifth Third Bank, National Association				165,325		162,895
Quarterly average assets for leverage:(b)
Fifth Third Bancorp				209,413		210,963
Fifth Third Bank, National Association				207,539		209,038
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

The following table presents additional capital ratios of the Bancorp as of:

TABLE 60: Additional Capital Ratios
	June 30, 2025	December 31, 2024
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	9.82%	9.40
Tangible equity as a percent of tangible assets(a)(b)	9.39	9.02
Tangible common equity as a percent of tangible assets(a)(b)	8.38	8.03
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
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.37 and $0.35 for the three months ended June 30, 2025 and 2024, respectively, and $0.74 and $0.70 for the six months ended June 30, 2025 and 2024, respectively. Pursuant to the Bancorp’s Board-approved capital plan, during the six months ended June 30, 2025, the Bancorp entered into and settled an accelerated share repurchase transaction. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

The following table summarizes the monthly share repurchase activity for the three months ended June 30, 2025:

TABLE 61: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
April 1 - April 30, 2025	41,236	$35.45	—	11,830,259
May 1 - May 31, 2025	91,190	37.72	—	11,830,259
June 1 - June 30, 2025	15,034	39.03	—	100,000,000
Total	147,460	$37.22	—	100,000,000
(a)    Shares repurchased during the second quarter of 2025 were in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)    On June 13, 2025, the Bancorp’s Board of Directors authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. This authorization did not include specific targets or an expiration date.

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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	June 30,	December 31,
($ in millions, except share data)	2025	2024
Assets
Cash and due from banks	$2,972	3,014
Other short-term investments(a)	13,043	17,120
Available-for-sale debt and other securities (amortized cost of $41,731 and $43,878)	38,270	39,547
Held-to-maturity securities (fair value of $11,547 and $10,965)	11,630	11,278
Trading debt securities	1,324	1,185
Equity securities	404	341
Loans and leases held for sale (includes $572 and $574 of residential mortgage loans measured at fair value)	646	640
Portfolio loans and leases(a) (includes $107 and $108 of residential mortgage loans measured at fair value)	122,396	119,791
Allowance for loan and lease losses(a)	(2,412)	(2,352)
Portfolio loans and leases, net	119,984	117,439
Bank premises and equipment (includes $9 and $14 held for sale)	2,560	2,475
Operating lease equipment	344	319
Goodwill	4,918	4,918
Intangible assets	75	90
Servicing rights	1,629	1,704
Other assets(a)	12,192	12,857
Total Assets	$209,991	212,927
Liabilities
Deposits:
Noninterest-bearing deposits	$42,174	41,038
Interest-bearing deposits	122,033	126,214
Total deposits	164,207	167,252
Federal funds purchased	178	204
Other short-term borrowings	3,393	4,450
Accrued taxes, interest and expenses	1,970	2,137
Other liabilities(a)	4,627	4,902
Long-term debt(a)	14,492	14,337
Total Liabilities	$188,867	193,282
Equity
Common stock(b)	$2,051	2,051
Preferred stock(c)	2,116	2,116
Capital surplus	3,794	3,804
Retained earnings	24,718	24,150
Accumulated other comprehensive loss	(3,546)	(4,636)
Treasury stock(b)	(8,009)	(7,840)
Total Equity	$21,124	19,645
Total Liabilities and Equity	$209,991	212,927
(a)Includes $43 and $51 of other short-term investments, $757 and $1,000 of portfolio loans and leases, $(14) and $(19) of ALLL, $6 and $5 of other assets, $11 and $12 of other liabilities and $664 and $889 of long-term debt from consolidated VIEs that are included in their respective captions above at June 30, 2025 and December 31, 2024, respectively. For further information, refer to Note 7.
(b)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2025 – 667,709,709 (excludes 256,182,872 treasury shares), December 31, 2024 – 669,853,830 (excludes 254,038,751 treasury shares).
(c)500,000 shares of no par value preferred stock were authorized at both June 30, 2025 and December 31, 2024. There were 422,000 unissued shares of undesignated no par value preferred stock at both June 30, 2025 and December 31, 2024. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both June 30, 2025 and December 31, 2024. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both June 30, 2025 and December 31, 2024. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except share data)	2025	2024	2025	2024
Interest Income
Interest and fees on loans and leases	$1,881	1,871	3,696	3,731
Interest on securities	458	458	910	913
Interest on other short-term investments	145	291	311	584
Total interest income	2,484	2,620	4,917	5,228
Interest Expense
Interest on deposits	732	958	1,476	1,912
Interest on federal funds purchased	2	3	4	6
Interest on other short-term borrowings	59	48	115	95
Interest on long-term debt	196	224	390	444
Total interest expense	989	1,233	1,985	2,457
Net Interest Income	1,495	1,387	2,932	2,771
Provision for credit losses	173	97	347	191
Net Interest Income After Provision for Credit Losses	1,322	1,290	2,585	2,580
Noninterest Income
Wealth and asset management revenue	166	159	338	320
Commercial payments revenue	152	154	305	298
Consumer banking revenue	147	139	284	275
Capital markets fees	90	93	179	190
Commercial banking revenue	79	90	160	174
Mortgage banking net revenue	56	50	113	104
Other noninterest income	44	7	58	32
Securities gains, net	16	3	7	13
Total noninterest income	750	695	1,444	1,406
Noninterest Expense
Compensation and benefits	698	656	1,447	1,409
Technology and communications	126	114	250	231
Net occupancy expense	83	83	171	170
Equipment expense	41	38	82	76
Marketing expense	43	34	71	66
Loan and lease expense	36	33	66	62
Card and processing expense	22	21	43	41
Other noninterest expense	215	242	438	507
Total noninterest expense	1,264	1,221	2,568	2,562
Income Before Income Taxes	808	764	1,461	1,424
Applicable income tax expense	180	163	319	302
Net Income	628	601	1,142	1,122
Dividends on preferred stock	37	40	73	81
Net Income Available to Common Shareholders	$591	561	1,069	1,041
Earnings per share - basic	$0.88	0.82	1.59	1.52
Earnings per share - diluted	$0.88	0.81	1.58	1.51
Average common shares outstanding - basic	670,787,224	686,781,201	670,919,040	686,265,437
Average common shares outstanding - diluted	674,034,313	691,082,792	675,031,656	690,858,162

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Net Income	$628	601	1,142	1,122
Other Comprehensive Income (Loss), Net of Tax:
Net unrealized losses on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period	179	(1)	660	(182)
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	—	—	—	785
Reclassification adjustment for net losses included in net income	—	3	—	5
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	—	—	—	(785)
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	22	25	47	50
Net unrealized losses on cash flow hedge derivatives:
Unrealized holding gains (losses) arising during period	110	(109)	303	(425)
Reclassification adjustment for net losses included in net income	38	69	80	138
Other comprehensive income (loss), net of tax	349	(13)	1,090	(414)
Comprehensive Income	$977	588	2,232	708

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at March 31, 2024	$2,051	2,116	3,742	23,224	(4,888)	(7,227)	19,018
Net income				601			601
Other comprehensive loss, net of tax					(13)		(13)
Cash dividends declared:
Common stock ($0.35 per share)				(243)			(243)
Preferred stock:
Series H ($543.27 per share)				(13)			(13)
Series I ($586.04 per share)				(11)			(11)
Series J ($549.41 per share)				(6)			(6)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Shares acquired for treasury						(125)	(125)
Impact of stock transactions under stock compensation plans, net			22			6	28
Balance at June 30, 2024	$2,051	2,116	3,764	23,542	(4,901)	(7,346)	19,226

Balance at March 31, 2025	$2,051	2,116	3,773	24,377	(3,895)	(8,019)	20,403
Net income				628			628
Other comprehensive income, net of tax					349		349
Cash dividends declared:
Common stock ($0.37 per share)				(250)			(250)
Preferred stock:
Series H ($479.80 per share)				(12)			(12)
Series I ($522.57 per share)				(9)			(9)
Series J ($485.94 per share)				(6)			(6)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			21			10	31
Balance at June 30, 2025	$2,051	2,116	3,794	24,718	(3,546)	(8,009)	21,124

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2023	$2,051	2,116	3,757	22,997	(4,487)	(7,262)	19,172
Impact of cumulative effect of change in accounting principle				(10)			(10)
Balance at January 1, 2024	$2,051	2,116	3,757	22,987	(4,487)	(7,262)	19,162
Net income				1,122			1,122
Other comprehensive loss, net of tax					(414)		(414)
Cash dividends declared:
Common stock ($0.70 per share)				(486)			(486)
Preferred stock:
Series H ($1,088.36 per share)				(27)			(27)
Series I ($1,173.90 per share)				(21)			(21)
Series J ($1,100.42 per share)				(13)			(13)
Series K ($618.75 per share)				(6)			(6)
Series L ($562.50 per share)				(8)			(8)
Class B, Series A ($30.00 per share)				(6)			(6)
Shares acquired for treasury						(125)	(125)
Impact of stock transactions under stock compensation plans, net			7			41	48
Balance at June 30, 2024	$2,051	2,116	3,764	23,542	(4,901)	(7,346)	19,226

Balance at December 31, 2024	$2,051	2,116	3,804	24,150	(4,636)	(7,840)	19,645
Net income				1,142			1,142
Other comprehensive income, net of tax					1,090		1,090
Cash dividends declared:
Common stock ($0.74 per share)				(501)			(501)
Preferred stock:
Series H ($956.35 per share)				(23)			(23)
Series I ($1,041.42 per share)				(19)			(19)
Series J ($968.34 per share)				(11)			(11)
Series K ($618.75 per share)				(6)			(6)
Series L ($562.50 per share)				(8)			(8)
Class B, Series A ($30.00 per share)				(6)			(6)
Shares acquired for treasury						(226)	(226)
Impact of stock transactions under stock compensation plans, net			(10)			57	47
Balance at June 30, 2025	$2,051	2,116	3,794	24,718	(3,546)	(8,009)	21,124

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the six months ended June 30,
($ in millions)	2025	2024
Operating Activities
Net income	$1,142	1,122
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	347	191
Depreciation, amortization and accretion	273	248
Stock-based compensation expense	108	100
Benefit from deferred income taxes	(13)	(2)
Securities gains, net	(13)	(15)
MSR fair value adjustment	100	22
Net gains on sales of loans and fair value adjustments on loans held for sale	(35)	(10)
Proceeds from sales of loans held for sale	2,239	1,547
Loans originated or purchased for sale, net of repayments	(2,256)	(1,749)
Dividends representing return on equity method investments	22	20
Net change in:
Equity and trading debt securities	(91)	(104)
Other assets	839	(245)
Accrued taxes, interest and expenses and other liabilities	(123)	(60)
Net Cash Provided by Operating Activities	2,539	1,065
Investing Activities
Proceeds from sales:
AFS securities and other investments	2,361	289
Loans and leases	173	186
Bank premises and equipment	—	16
MSRs	—	5
Proceeds from repayments / maturities of AFS and HTM securities and other investments	3,167	2,609
Purchases:
AFS and HTM securities, equity method investments and other investments	(4,050)	(3,197)
Bank premises and equipment	(260)	(156)
Proceeds from settlement of BOLI	26	19
Proceeds from sales and dividends representing return of equity method investments	11	5
Net cash received for divestitures	—	6
Net change in:
Other short-term investments	4,077	997
Portfolio loans and leases	(3,069)	247
Operating lease equipment	(61)	25
Net Cash Provided by Investing Activities	2,375	1,051
Financing Activities
Net change in deposits	(3,045)	(2,144)
Net change in federal funds purchased and other short-term borrowings	8	1,003
Proceeds from short-term FHLB advances	2,500	500
Repayment of short-term FHLB advances	(3,600)	(1,000)
Proceeds from long-term debt issuances/advances	1,028	2,506
Repayment of long-term debt	(980)	(2,542)
Dividends paid on common and preferred stock	(581)	(567)
Repurchases of treasury stock and related forward contract	(225)	(125)
Other	(61)	(52)
Net Cash Used in Financing Activities	(4,956)	(2,421)
Decrease in Cash and Due from Banks	(42)	(305)
Cash and Due from Banks at Beginning of Period	3,014	3,142
Cash and Due from Banks at End of Period	$2,972	2,837
Refer to the Notes to Condensed Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes, non-cash investing and financing activities as well as supplemental disclosures related to lease cash flows.

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income, and changes in equity for the three and six months ended June 30, 2025 and 2024 and the cash flows for the six months ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2024 has been derived from the Bancorp’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes, non-cash investing and financing activities as well as supplemental disclosures related to lease cash flows are presented in the following table for the six months ended June 30:

($ in millions)	2025	2024
Cash Payments:
Interest	$2,017	2,492
Income taxes	18	79

Transfers:
Portfolio loans and leases to loans and leases held for sale	$138	135
Loans and leases held for sale to portfolio loans and leases	2	2
Portfolio loans and leases to OREO	11	9
Bank premises and equipment to OREO	12	6
Available-for-sale debt securities to held-to-maturity securities(a)	—	11,593

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$100	41
Net additions to lease liabilities under finance leases	—	45
Lease payments received for operating lease equipment	41	54

Cash Paid for Amounts Included in the Measurement of Lease Liabilities:(b)
Operating cash flows from operating leases	$48	47
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	8	9
(a)Represents the fair value of the securities on the date of transfer. Refer to Note 4 for additional information.
(b)The cash flows related to short-term and variable lease payments are not included in the amounts presented as they were not included in the measurement of lease liabilities.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standard Adopted in 2025
The Bancorp adopted the following new accounting standard during the six months ended June 30, 2025:

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

Significant Accounting Standard Issued but Not Yet Adopted
The following significant accounting standard was issued but not yet adopted by the Bancorp as of June 30, 2025:

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

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

June 30, 2025 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$3,505	3	—	3,508
Mortgage-backed securities:
Agency residential mortgage-backed securities	7,515	4	(632)	6,887
Agency commercial mortgage-backed securities	23,383	3	(2,443)	20,943
Non-agency commercial mortgage-backed securities	3,576	1	(254)	3,323
Asset-backed securities and other debt securities	2,945	1	(144)	2,802
Other securities(a)	807	—	—	807
Total available-for-sale debt and other securities	$41,731	12	(3,473)	38,270
Held-to-maturity securities:(b)
U.S. Treasury and federal agencies securities	$2,404	10	—	2,414
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,238	8	(113)	5,133
Agency commercial mortgage-backed securities	3,986	23	(11)	3,998
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$11,630	41	(124)	11,547
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $300, $504 and $3, respectively, at June 30, 2025, that are carried at cost.
(b)The amortized cost basis includes a discount of $805 at June 30, 2025 pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

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

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	June 30, 2025	December 31, 2024
Trading debt securities	$1,324	1,185
Equity securities	404	341

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $156 million and $162 million at June 30, 2025 and December 31, 2024, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

In January 2024, the Bancorp transferred $12.6 billion (amortized cost basis) of investment securities from available-for-sale to held-to-maturity to reflect the Bancorp’s change in intent to hold these securities to maturity in order to reduce potential capital volatility associated with investment security market price fluctuations. AOCI included pretax unrealized losses of $994 million on these securities at the date of transfer. The unrealized losses that existed on the date of transfer will continue to be reported as a component of AOCI and will be amortized into income over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the discount resulting from the transfer recorded at fair value. The amortized cost basis of held-to-maturity securities included a discount of $805 million and $865 million at June 30, 2025 and December 31, 2024, respectively, pertaining to the unamortized portion of unrealized losses on the previously transferred securities, which are offset in AOCI.

The following table presents the components of net securities losses and gains recognized in the Condensed Consolidated Statements of Income:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Available-for-sale debt and other securities:
Realized gains	$1	1	6	3
Realized losses	(1)	—	(6)	—
Impairment losses	—	(5)	—	(10)
Net losses on available-for-sale debt and other securities	$—	(4)	—	(7)
Equity securities:
Net realized (losses) gains	(5)	11	(5)	11
Net unrealized gains (losses)	21	(4)	12	9
Net equity securities gains	$16	7	7	20
Total gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$16	3	7	13
(a)Excludes $2 and $6 of net securities gains for the three and six months ended June 30, 2025, respectively, and an immaterial amount and $2 of net securities gains for the three and six months ended June 30, 2024, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These gains and losses are included in capital markets fees and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

The Bancorp recognized an immaterial amount of impairment losses on its available-for-sale debt and other securities for both the three and six months ended June 30, 2025. The Bancorp recognized $5 million and $10 million of impairment losses on available-for-sale debt and other securities during the three and six months ended June 30, 2024, respectively. These losses were included in securities gains, net, in the Condensed Consolidated Statements of Income and related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

At both June 30, 2025 and December 31, 2024, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during both the three and six months ended June 30, 2025 and 2024.

At June 30, 2025 and December 31, 2024, investment securities with a fair value of $28.8 billion and $30.0 billion, respectively, were pledged to secure borrowing capacity, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of June 30, 2025 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$3,630	3,618	630	630
Due after 1 year through 5 years	14,562	13,882	2,776	2,795
Due after 5 years through 10 years	16,869	14,924	7,837	7,737
Due after 10 years	5,863	5,039	387	385
Other securities	807	807	—	—
Total	$41,731	38,270	11,630	11,547
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

The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
U.S. Treasury and federal agencies securities	$—	—	—	—	—	—
Agency residential mortgage-backed securities	1,431	(15)	4,477	(617)	5,908	(632)
Agency commercial mortgage-backed securities	166	(4)	20,580	(2,439)	20,746	(2,443)
Non-agency commercial mortgage-backed securities	76	(1)	3,136	(253)	3,212	(254)
Asset-backed securities and other debt securities	163	(1)	2,513	(143)	2,676	(144)
Total	$1,836	(21)	30,706	(3,452)	32,542	(3,473)
December 31, 2024
U.S. Treasury and federal agencies securities	$569	—	—	—	569	—
Agency residential mortgage-backed securities	1,061	(14)	4,566	(765)	5,627	(779)
Agency commercial mortgage-backed securities	157	(6)	20,536	(3,016)	20,693	(3,022)
Non-agency commercial mortgage-backed securities	183	(3)	3,984	(335)	4,167	(338)
Asset-backed securities and other debt securities	283	(11)	3,157	(187)	3,440	(198)
Total	$2,253	(34)	32,243	(4,303)	34,496	(4,337)

At June 30, 2025 and December 31, 2024, $27 million and $34 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	June 30, 2025	December 31, 2024
Loans and leases held for sale:
Commercial and industrial loans	$42	15
Commercial mortgage loans	23	22
Commercial construction loans	—	29
Commercial leases	9	—
Residential mortgage loans	572	574
Total loans and leases held for sale	$646	640
Portfolio loans and leases:
Commercial and industrial loans	$53,312	52,271
Commercial mortgage loans	12,112	12,246
Commercial construction loans	5,551	5,588
Commercial leases	3,177	3,188
Total commercial loans and leases	$74,152	73,293
Residential mortgage loans	$17,681	17,543
Home equity	4,485	4,188
Indirect secured consumer loans	17,591	16,313
Credit card	1,707	1,734
Solar energy installation loans	4,316	4,202
Other consumer loans	2,464	2,518
Total consumer loans	$48,244	46,498
Total portfolio loans and leases	$122,396	119,791

Portfolio loans and leases are recorded net of unearned income, which totaled $383 million and $380 million as of June 30, 2025 and December 31, 2024, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $571 million and $566 million at June 30, 2025 and December 31, 2024, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs associated with loans and valuation adjustments associated with loans measured at fair value. These items totaled a net discount of $234 million and $324 million as of June 30, 2025 and December 31, 2024, respectively, of which $893 million and $901 million of net discount was related to solar energy installation loans, respectively.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $15.0 billion and $15.1 billion as of June 30, 2025 and December 31, 2024, respectively, pledged to the FHLB, and loans of $59.6 billion and $55.3 billion as of June 30, 2025 and December 31, 2024, respectively, pledged to the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of net charge-offs:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Commercial and industrial loans	$69	80	121	115
Commercial mortgage loans	3	—	14	—
Commercial leases	(1)	—	1	—
Residential mortgage loans	(1)	—	(1)	(1)
Home equity	—	(1)	1	—
Indirect secured consumer loans	16	17	38	42
Credit card	15	17	32	36
Solar energy installation loans	20	12	38	24
Other consumer loans	18	19	32	38
Total net charge-offs	$139	144	276	254

The following table presents the income recognized related to leases where the Bancorp is the lessor:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
		2025	2024	2025	2024
Direct financing leases	Interest and fees on loans and leases	$10	9	19	19
Sales-type leases	Interest and fees on loans and leases	27	19	53	37
Operating leases	Commercial banking revenue	20	26	41	54

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

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended June 30, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,241	139	1,004	2,384
Losses charged-off(a)	(90)	—	(104)	(194)
Recoveries of losses previously charged-off(a)	19	1	35	55
Provision for (benefit from) loan and lease losses	123	(6)	50	167
Balance, end of period	$1,293	134	985	2,412
(a)The Bancorp recorded $5 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the three months ended June 30, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,141	140	1,037	2,318
Losses charged-off(a)	(83)	(1)	(98)	(182)
Recoveries of losses previously charged-off(a)	3	1	34	38
Provision for (benefit from) loan and lease losses	52	(4)	66	114
Balance, end of period	$1,113	136	1,039	2,288
(a)The Bancorp recorded $7 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the six months ended June 30, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,154	146	1,052	2,352
Losses charged off(a)	(156)	(1)	(209)	(366)
Recoveries of losses previously charged off(a)	20	2	68	90
Provision for (benefit from) loan and lease losses	275	(13)	74	336
Balance, end of period	$1,293	134	985	2,412
(a)The Bancorp recorded $10 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of the ALLL and related loans and leases, classified by portfolio segment:

As of June 30, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$181	1	14	196
Collectively evaluated	1,112	133	971	2,216
Total ALLL	$1,293	134	985	2,412
Portfolio loans and leases:(b)
Individually evaluated	$452	141	108	701
Collectively evaluated	73,700	17,433	30,455	121,588
Total portfolio loans and leases	$74,152	17,574	30,563	122,289
(a)Includes $1 related to commercial leveraged leases at June 30, 2025.
(b)Excludes $107 of residential mortgage loans measured at fair value and includes $242 of commercial leveraged leases, net of unearned income, at June 30, 2025.

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

As of June 30, 2025 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial loans:
Pass	$1,840	2,545	1,002	2,183	997	688	40,659	49,914
Special mention	—	70	15	18	15	3	1,021	1,142
Substandard	33	114	96	163	53	33	1,574	2,066
Doubtful	—	—	—	—	—	—	190	190
Total commercial and industrial loans	$1,873	2,729	1,113	2,364	1,065	724	43,444	53,312
Commercial mortgage owner-occupied loans:
Pass	$527	738	698	744	584	510	1,582	5,383
Special mention	—	13	19	18	9	3	44	106
Substandard	40	18	42	33	26	16	236	411
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$567	769	759	795	619	529	1,862	5,900
Commercial mortgage nonowner-occupied loans:
Pass	$260	565	658	773	169	564	2,796	5,785
Special mention	—	5	—	—	—	—	89	94
Substandard	2	80	21	29	—	1	200	333
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$262	650	679	802	169	565	3,085	6,212
Commercial construction loans:
Pass	$8	4	—	—	28	—	4,668	4,708
Special mention	—	—	—	—	—	—	594	594
Substandard	—	—	—	—	—	—	249	249
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$8	4	—	—	28	—	5,511	5,551
Commercial leases:
Pass	$775	1,033	287	232	233	567	—	3,127
Special mention	—	9	4	—	—	—	—	13
Substandard	—	8	8	9	5	7	—	37
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$775	1,050	299	241	238	574	—	3,177
Total commercial loans and leases:
Pass	$3,410	4,885	2,645	3,932	2,011	2,329	49,705	68,917
Special mention	—	97	38	36	24	6	1,748	1,949
Substandard	75	220	167	234	84	57	2,259	3,096
Doubtful	—	—	—	—	—	—	190	190
Total commercial loans and leases	$3,485	5,202	2,850	4,202	2,119	2,392	53,902	74,152

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2024 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial loans:
Pass	$2,966	1,346	2,445	1,321	371	437	40,185	49,071
Special mention	15	13	22	1	3	9	1,055	1,118
Substandard	67	95	182	74	32	15	1,545	2,010
Doubtful	—	—	2	—	—	—	70	72
Total commercial and industrial loans	$3,048	1,454	2,651	1,396	406	461	42,855	52,271
Commercial mortgage owner-occupied loans:
Pass	$786	790	844	630	315	307	1,829	5,501
Special mention	8	9	23	7	—	3	31	81
Substandard	64	34	24	28	9	43	239	441
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$858	833	891	665	324	353	2,099	6,023
Commercial mortgage nonowner-occupied loans:
Pass	$710	751	769	170	263	408	2,698	5,769
Special mention	54	—	50	5	—	—	150	259
Substandard	38	27	9	—	—	2	119	195
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$802	778	828	175	263	410	2,967	6,223
Commercial construction loans:
Pass	$4	21	—	29	—	—	4,565	4,619
Special mention	—	—	—	—	—	—	756	756
Substandard	—	—	—	—	—	—	213	213
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$4	21	—	29	—	—	5,534	5,588
Commercial leases:
Pass	$1,532	335	281	311	137	517	—	3,113
Special mention	4	4	2	3	2	4	—	19
Substandard	—	11	12	4	3	26	—	56
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$1,536	350	295	318	142	547	—	3,188
Total commercial loans and leases:
Pass	$5,998	3,243	4,339	2,461	1,086	1,669	49,277	68,073
Special mention	81	26	97	16	5	16	1,992	2,233
Substandard	169	167	227	106	44	86	2,116	2,915
Doubtful	—	—	2	—	—	—	70	72
Total commercial loans and leases	$6,248	3,436	4,665	2,583	1,135	1,771	53,455	73,293

The following tables summarize the Bancorp’s gross charge-offs within the commercial portfolio segment, by class and vintage:

For the six months ended June 30, 2025 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2025	2024	2023	2022	2021	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$—	8	22	5	3	1	98	137
Commercial mortgage owner-occupied loans	—	—	—	—	3	11	1	15
Commercial leases	—	—	1	1	—	2	—	4
Total commercial loans and leases	$—	8	23	6	6	14	99	156

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For the six months ended June 30, 2024 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2024	2023	2022	2021	2020	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$—	2	3	1	1	—	116	123
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—	—	—
Total commercial loans and leases	$—	2	3	1	1	—	116	123

Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of June 30, 2025 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$53,086	73	153	226	53,312	5
Commercial mortgage owner-occupied loans	5,883	6	11	17	5,900	—
Commercial mortgage nonowner-occupied loans	6,202	1	9	10	6,212	3
Commercial construction loans	5,550	1	—	1	5,551	—
Commercial leases	3,163	14	—	14	3,177	—
Total portfolio commercial loans and leases	$73,884	95	173	268	74,152	8
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2024 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$52,098	90	83	173	52,271	5
Commercial mortgage owner-occupied loans	5,980	40	3	43	6,023	—
Commercial mortgage nonowner-occupied loans	6,215	6	2	8	6,223	—
Commercial construction loans	5,587	1	—	1	5,588	—
Commercial leases	3,167	18	3	21	3,188	1
Total portfolio commercial loans and leases	$73,047	155	91	246	73,293	6
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

The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both delinquency and performing versus nonperforming status:

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2025 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2025	2024	2023	2022	2021	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$910	2,109	957	2,807	4,349	6,264	—	—	17,396
30-89 days past due	—	2	2	4	8	14	—	—	30
90 days or more past due	—	—	—	2	2	3	—	—	7
Nonperforming	—	—	5	12	16	108	—	—	141
Total residential mortgage loans(b)	$910	2,111	964	2,825	4,375	6,389	—	—	17,574
Home equity:
Performing:
Current	$88	154	59	30	2	83	3,896	74	4,386
30-89 days past due	—	—	—	—	—	1	19	4	24
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	1	—	—	6	62	6	75
Total home equity	$88	154	60	30	2	90	3,977	84	4,485
Indirect secured consumer loans:
Performing:
Current	$4,732	5,428	2,322	2,488	1,736	696	—	—	17,402
30-89 days past due	8	24	24	35	20	13	—	—	124
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	1	8	14	20	14	8	—	—	65
Total indirect secured consumer loans	$4,741	5,460	2,360	2,543	1,770	717	—	—	17,591
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,643	—	1,643
30-89 days past due	—	—	—	—	—	—	17	—	17
90 days or more past due	—	—	—	—	—	—	18	—	18
Nonperforming	—	—	—	—	—	—	29	—	29
Total credit card	$—	—	—	—	—	—	1,707	—	1,707
Solar energy installation loans:
Performing:
Current	$387	789	1,997	1,068	1	31	—	—	4,273
30-89 days past due	—	2	10	5	—	—	—	—	17
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	2	14	9	—	1	—	—	26
Total solar energy installation loans	$387	793	2,021	1,082	1	32	—	—	4,316
Other consumer loans:
Performing:
Current	$124	145	292	436	177	255	983	28	2,440
30-89 days past due	—	1	3	6	3	3	1	—	17
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	2	3	—	1	—	1	7
Total other consumer loans	$124	146	297	445	180	259	984	29	2,464
Total residential mortgage and consumer loans:
Performing:
Current	$6,241	8,625	5,627	6,829	6,265	7,329	6,522	102	47,540
30-89 days past due	8	29	39	50	31	31	37	4	229
90 days or more past due	—	—	—	2	2	3	18	—	25
Nonperforming	1	10	36	44	30	124	91	7	343
Total residential mortgage and consumer loans(b)	$6,250	8,664	5,702	6,925	6,328	7,487	6,668	113	48,137
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2025, $74 of these loans were 30-89 days past due and $161 were 90 days or more past due. The Bancorp recognized an immaterial amount and $1 of losses during the three and six months ended June 30, 2025, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $107 of residential mortgage loans measured at fair value at June 30, 2025, including $1 of 30-89 days past due loans, $1 of 90 days or more past due loans and $2 of nonperforming loans.

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
due loans and $2 of nonperforming loans.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the Bancorp’s gross charge-offs within the residential mortgage and consumer portfolio segments, by class and vintage:

For the six months ended June 30, 2025 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2025	2024	2023	2022	2021	Prior			Total
Residential mortgage loans	$—	—	—	—	—	1	—	—	1
Consumer loans:
Home equity	—	—	—	—	—	—	3	—	3
Indirect secured consumer loans	—	13	20	22	8	6	—	—	69
Credit card	—	—	—	—	—	—	42	—	42
Solar energy installation loans	—	6	25	13	—	—	—	—	44
Other consumer loans	—	2	8	13	4	7	16	1	51
Total residential mortgage and consumer loans	$—	21	53	48	12	14	61	1	210

For the six months ended June 30, 2024 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2024	2023	2022	2021	2020	Prior			Total
Residential mortgage loans	$—	—	—	—	—	1	—	—	1
Consumer loans:
Home equity	—	—	—	—	—	—	3	—	3
Indirect secured consumer loans	—	16	26	13	5	6	—	—	66
Credit card	—	—	—	—	—	—	46	—	46
Solar energy installation loans	—	8	6	—	5	9	—	—	28
Other consumer loans	—	5	13	6	10	9	16	2	61
Total residential mortgage and consumer loans	$—	29	45	19	20	25	65	2	205

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	June 30, 2025	December 31, 2024
Commercial loans and leases:
Commercial and industrial loans	$416	325
Commercial mortgage owner-occupied loans	28	63
Commercial mortgage nonowner-occupied loans	7	4
Commercial construction loans	—	1
Commercial leases	—	2
Total commercial loans and leases	$451	395
Residential mortgage loans	141	131
Consumer loans:
Home equity	74	66
Indirect secured consumer loans	34	30
Total consumer loans	$108	96
Total portfolio loans and leases	$700	622

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	June 30, 2025			December 31, 2024
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$425	35	460	265	109	374
Commercial mortgage owner-occupied loans	28	12	40	52	23	75
Commercial mortgage nonowner-occupied loans	4	4	8	—	4	4
Commercial construction loans	—	—	—	—	1	1
Commercial leases	—	—	—	2	—	2
Total nonaccrual portfolio commercial loans and leases	$457	51	508	319	137	456
Residential mortgage loans	63	80	143	57	80	137
Consumer loans:
Home equity	24	51	75	21	49	70
Indirect secured consumer loans	57	8	65	48	7	55
Credit card	29	—	29	32	—	32
Solar energy installation loans	26	—	26	64	—	64
Other consumer loans	7	—	7	9	—	9
Total nonaccrual portfolio consumer loans	$143	59	202	174	56	230
Total nonaccrual portfolio loans and leases(a)(b)	$663	190	853	550	273	823
OREO and other repossessed property	—	33	33	—	30	30
Total nonperforming portfolio assets(a)(b)	$663	223	886	550	303	853
(a)Excludes $27 and $7 of nonaccrual loans held for sale as of June 30, 2025 and December 31, 2024, respectively.
(b)Includes $16 and $18 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of June 30, 2025 and December 31, 2024, respectively.

The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the three and six months ended June 30, 2025 and 2024.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $102 million and $94 million as of June 30, 2025 and December 31, 2024, respectively.

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

Portfolio loans with an amortized cost basis of $377 million and $183 million as of June 30, 2025 and 2024, respectively, were modified during the three months ended June 30, 2025 and 2024, respectively, and $526 million and $300 million were modified during the six months ended June 30, 2025 and 2024, respectively, for borrowers experiencing financial difficulty, as further discussed in the following sections. These modifications for the three months ended June 30, 2025 and 2024 represented 0.31% and 0.16%, respectively, of total portfolio loans and leases as of June 30, 2025 and 2024, respectively and 0.43% and 0.26% for the six months ended June 30, 2025 and 2024, respectively. These amounts excluded $19 million and $21 million for the three months ended June 30, 2025 and 2024, respectively, and $31 million and $30 million for the six months ended June 30, 2025 and 2024, respectively, of consumer and residential mortgage loans which have been granted a concession under provisions of the Federal Bankruptcy Act and are monitored separately from loans modified under the Bancorp’s

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
loan modification programs. As of June 30, 2025 and December 31, 2024, the Bancorp had commitments of $89 million and $88 million, respectively, to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the twelve months ended June 30, 2025 and December 31, 2024, respectively.

Commercial portfolio segment
Commercial loan modifications are individually negotiated and may vary depending on the borrower’s financial situation, but the Bancorp most commonly utilizes term extensions for periods of three to twelve months. The Bancorp may also consider offering commercial borrowers interest rate reductions or payment delays, which may be combined with a term extension.

The following tables present the amortized cost basis as of June 30, 2025 and 2024 of the Bancorp’s commercial portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended June 30, 2025 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Total	% of Total Class
Commercial and industrial loans	$80	—	163	243	0.46
Commercial mortgage owner-occupied loans	48	—	1	49	0.83
Commercial mortgage nonowner-occupied loans	—	—	—	—	—
Commercial construction loans	41	—	—	41	0.74
Total commercial portfolio loans	$169	—	164	333	0.47

For the three months ended June 30, 2024 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Total	% of Total Class
Commercial and industrial loans	$95	18	3	116	0.22
Commercial mortgage owner-occupied loans	23	—	1	24	0.44
Commercial mortgage nonowner-occupied loans	—	—	—	—	—
Commercial construction loans	4	—	—	4	0.07
Total commercial portfolio loans	$122	18	4	144	0.20

For the six months ended June 30, 2025 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Total	% of Total Class
Commercial and industrial loans	$116	4	163	283	0.53
Commercial mortgage owner-occupied loans	53	23	1	77	1.31
Commercial mortgage nonowner-occupied loans	2	—	—	2	0.03
Commercial construction loans	50	—	43	93	1.68
Total commercial portfolio loans	$221	27	207	455	0.64

For the six months ended June 30, 2024 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Total	% of Total Class
Commercial and industrial loans	$149	18	16	183	0.35
Commercial mortgage owner-occupied loans	33	—	1	34	0.63
Commercial mortgage nonowner-occupied loans	5	—	—	5	0.08
Commercial construction loans	4	—	—	4	0.07
Total commercial portfolio loans	$191	18	17	226	0.31

Residential mortgage portfolio segment
The Bancorp has established residential mortgage loan modification programs which define the type of modifications available as well as the eligibility criteria for borrowers. The designs of the Bancorp’s modification programs for residential mortgage loans are similar to those utilized by the various GSEs. The Bancorp may offer a term extension for up to 480 months from the modification date, combined with a change in interest rate to a fixed rate (which may be an increase or decrease from the rate in the original loan). As part of these modifications, the Bancorp may capitalize delinquent amounts due at the time of the modification into the principal balance of the loan when determining its modified payment structure. For loans where the modification results in a new monthly payment amount, borrowers may be required to complete a trial period of three to four months before the loan is permanently modified. The Bancorp also offers payment delay modifications to qualified borrowers which allow either the delay of repayment for delinquent amounts due until maturity or capitalization of delinquent amounts due into the principal balance of the loan. The number of monthly payments delayed varies by borrower but is most commonly within a range of six to twelve months.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the amortized cost basis as of June 30, 2025 and 2024 of the Bancorp’s residential mortgage portfolio loans that were modified for borrowers experiencing financial difficulty, by type of modification:

	June 30, 2025		June 30, 2024
For the three months ended ($ in millions)	Total	% of Total Class	Total	% of Total Class
Payment delay	$—	—	$3	0.02
Term extension and payment delay	22	0.12	24	0.14
Term extension, interest rate reduction and payment delay	12	0.07	2	0.01
Total residential mortgage portfolio loans	$34	0.19	$29	0.17

	June 30, 2025		June 30, 2024
For the six months ended ($ in millions)	Total	% of Total Class	Total	% of Total Class
Payment delay	$—	—	$5	0.03
Term extension and payment delay	38	0.21	45	0.26
Term extension, interest rate reduction and payment delay	13	0.07	3	0.02
Total residential mortgage portfolio loans	$51	0.29	$53	0.31

The Bancorp had $3 million of in-process modifications to residential mortgage loans outstanding as of both June 30, 2025 and 2024 which are excluded from the completed modification activity in the table above. These in-process modifications will be reported as completed modifications once the borrower satisfies the applicable contingencies in the modification agreement and the loan is contractually modified to make the modified terms permanent.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost basis as of June 30, 2025 and 2024 of the Bancorp’s consumer portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended June 30, 2025 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$—	—	—	3	3	0.07
Credit card	5	—	—	—	5	0.29
Solar energy installation loans	—	1	—	—	1	0.02
Other consumer loans	—	1	—	—	1	0.04
Total consumer portfolio loans	$5	2	—	3	10	0.03

For the three months ended June 30, 2024 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$1	—	—	2	3	0.08
Credit card	6	—	—	—	6	0.35
Solar energy installation loans	—	—	—	—	—	—
Other consumer loans	—	1	—	—	1	0.04
Total consumer portfolio loans	$7	1	—	2	10	0.04

For the six months ended June 30, 2025 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$1	—	1	5	7	0.16
Credit card	10	—	—	—	10	0.59
Solar energy installation loans	—	1	—	—	1	0.02
Other consumer loans	—	2	—	—	2	0.08
Total consumer portfolio loans	$11	3	1	5	20	0.07

For the six months ended June 30, 2024 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$1	—	1	5	7	0.18
Credit card	12	—	—	—	12	0.69
Solar energy installation loans	—	—	—	—	—	—
Other consumer loans	—	2	—	—	2	0.08
Total consumer portfolio loans	$13	2	1	5	21	0.08

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Financial effects of loan modifications
The following tables present the financial effects of the Bancorp’s significant types of portfolio loan modifications to borrowers experiencing financial difficulty, by portfolio class:

For the three months ended June 30,
	Financial Effects	2025	2024
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions	20 months	10 months
	Weighted-average length of payment delay	9 months	6 months
Commercial mortgage owner- occupied loans	Weighted-average length of term extensions	6 months	12 months
	Weighted-average length of payment delay	6 months	6 months
Commercial construction loans	Weighted-average length of term extensions	12 months	6 months
Residential mortgage loans	Weighted-average length of term extensions	8.6 years	9.1 years
	Weighted-average interest rate reduction	From 6.5% to 5.0%	From 7.9% to 7.2%
	Approximate amount of payment delays as a percentage of the related loan balances	9%	11%
Consumer loans:
Home equity	Weighted-average length of term extensions	21.6 years	24.0 years
	Weighted-average interest rate reduction	From 8.6% to 7.0%	From 8.8% to 7.1%
	Approximate amount of payment delays as a percentage of the related loan balances	4%	5%
Credit card	Weighted-average interest rate reduction	From 23.2% to 4.1%	From 23.7% to 3.7%

For the six months ended June 30,
	Financial Effects	2025	2024
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions	16 months	9 months
	Weighted-average length of payment delay	9 months	5 months
Commercial mortgage owner- occupied loans	Weighted-average length of term extensions	7 months	9 months
	Weighted-average length of payment delay	10 months	6 months
Commercial mortgage nonowner- occupied loans	Weighted-average length of term extensions	6 months	6 months
Commercial construction loans	Weighted-average length of term extensions	12 months	6 months
	Weighted-average length of payment delay	7 months	N/A
Residential mortgage loans	Weighted-average length of term extensions	9.2 years	10.2 years
	Weighted-average interest rate reduction	From 6.6% to 5.3%	From 7.8% to 7.2%
	Approximate amount of payment delays as a percentage of the related loan balances	10%	12%
Consumer loans:
Home equity	Weighted-average length of term extensions	19.1 years	24.9 years
	Weighted-average interest rate reduction	From 8.5% to 6.9%	From 8.9% to 7.2%
	Approximate amount of payment delays as a percentage of the related loan balances	6%	5%
Credit card	Weighted-average interest rate reduction	From 23.1% to 4.2%	From 23.9% to 3.9%

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Credit quality of modified loans
The Bancorp closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following tables present the amortized cost basis as of June 30, 2025 and 2024 for the Bancorp’s portfolio loans that were modified during the twelve months ended June 30, 2025 and 2024, respectively, for borrowers experiencing financial difficulty, by age and portfolio class:

June 30, 2025 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$321	3	62	386
Commercial mortgage owner-occupied loans	100	—	23	123
Commercial mortgage nonowner-occupied loans	51	—	—	51
Commercial construction loans	118	—	—	118
Residential mortgage loans	63	15	9	87
Consumer loans:
Home equity	13	1	1	15
Credit card(a)	14	3	2	19
Solar energy installation loans	2	—	—	2
Other consumer loans	3	—	—	3
Total portfolio loans	$685	22	97	804
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

June 30, 2024 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$199	3	8	210
Commercial mortgage owner-occupied loans	34	—	—	34
Commercial mortgage nonowner-occupied loans	50	—	—	50
Commercial construction loans	23	—	—	23
Residential mortgage loans	74	15	11	100
Consumer loans:
Home equity	13	1	1	15
Credit card(a)	17	3	3	23
Solar energy installation loans	1	—	—	1
Other consumer loans	4	—	—	4
Total portfolio loans	$415	22	23	460
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

The Bancorp considers modifications to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms as subsequently defaulted. The following tables present the amortized cost basis as of June 30, 2025 and 2024 of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the three months ended June 30, 2025 and 2024, respectively, and were within twelve months of the modification date:

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2025 ($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$1	—	43	—	—	—	44
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	—
Residential mortgage loans	—	—	—	—	6	1	7
Consumer loans:
Home equity	—	—	—	—	—	1	1
Credit card	—	1	—	—	—	—	1
Total portfolio loans	$1	1	43	—	6	2	53

June 30, 2024 ($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$—	—	13	—	6	—	19
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	—
Residential mortgage loans	—	—	—	—	7	—	7
Consumer loans:
Home equity	—	1	—	—	—	—	1
Credit card	—	4	—	—	—	—	4
Total portfolio loans	$—	5	13	—	13	—	31

The following tables present the amortized cost basis as of June 30, 2025 and 2024 of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the six months ended June 30, 2025 and 2024, respectively, and were within twelve months of the modification date:

June 30, 2025 ($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$1	—	52	—	3	—	56
Commercial mortgage owner-occupied loans	—	—	—	—	23	—	23
Residential mortgage loans	—	—	—	—	13	3	16
Consumer loans:
Home equity	—	—	—	—	—	1	1
Credit card	—	4	—	—	—	—	4
Total portfolio loans	$1	4	52	—	39	4	100

June 30, 2024 ($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$8	—	13	1	6	—	28
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	—
Residential mortgage loans	—	—	1	—	16	—	17
Consumer loans:
Home equity	—	1	—	—	—	—	1
Credit card	—	6	—	—	—	—	6
Total portfolio loans	$8	7	14	1	22	—	52

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to an automobile loan securitization and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities recorded on the Condensed Consolidated Balance Sheets for these consolidated VIEs as of:

($ in millions)	June 30, 2025	December 31, 2024
Assets:
Other short-term investments	$43	51
Indirect secured consumer loans	727	967
Solar energy installation loans	30	33
ALLL	(14)	(19)
Other assets	6	5
Total assets	$792	1,037
Liabilities:
Other liabilities	$11	12
Long-term debt	664	889
Total liabilities	$675	901

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
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

June 30, 2025 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,282	757	2,335
Private equity investments	298	—	536
Loans provided to VIEs	4,666	—	8,126
Lease pool entities	25	—	25
Solar loan securitizations	7	—	7

December 31, 2024 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,179	741	2,224
Private equity investments	268	—	487
Loans provided to VIEs	4,711	—	7,529
Lease pool entities	30	—	30
Solar loan securitizations	8	—	8

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

At June 30, 2025 and December 31, 2024, the Bancorp’s CDC investments included $2.1 billion and $2.0 billion, respectively, of tax credit program investments accounted for under the proportional amortization method. The unfunded commitments related to these investments were $757 million and $741 million at June 30, 2025 and December 31, 2024, respectively. The unfunded commitments as of June 30, 2025 are expected to be funded from 2025 to 2042.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the impacts to the Condensed Consolidated Statements of Income related to the Bancorp’s tax credit program investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2025	2024	2025	2024
Proportional amortization	Applicable income tax expense	$59	52	106	100
Tax credits and other benefits(b)	Applicable income tax expense	(72)	(65)	(128)	(122)
Changes in carrying amounts of equity method investments(c)	Other noninterest expense	2	2	4	4
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and six months ended June 30, 2025 and 2024.
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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investment funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented in previous tables. Also, at June 30, 2025 and December 31, 2024, the Bancorp’s unfunded commitment amounts to the private equity funds were $238 million and $219 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $14 million and $11 million during the three months ended June 30, 2025 and 2024, respectively, and $31 million and $25 million during the six months ended June 30, 2025 and 2024, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of June 30, 2025 and December 31, 2024, the Bancorp’s unfunded commitments to these entities were $3.5 billion and $2.8 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales
The Bancorp sold residential mortgage loans during the three and six months ended June 30, 2025 and 2024. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Residential mortgage loan sales(a)	$1,171	761	$2,174	1,474

Origination fees and gains on loan sales	19	18	34	33
Gross mortgage servicing fees	73	78	147	155
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the six months ended June 30:

($ in millions)	2025	2024
Balance, beginning of period	$1,704	1,737
Servicing rights originated	25	21
Servicing rights sold	—	(5)
Changes in fair value:
Due to changes in inputs or assumptions(a)	(25)	51
Other changes in fair value(b)	(75)	(73)
Balance, end of period	$1,629	1,731
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

The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended June 30, 2025 and 2024 were as follows:

	June 30, 2025			June 30, 2024
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	6.0	12.1%	496	7.9	9.4%	472

At June 30, 2025 and December 31, 2024, the Bancorp serviced $91.2 billion and $94.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the MSR portfolio was 3.82% and 3.79% at June 30, 2025 and December 31, 2024, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
At June 30, 2025, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)			Prepayment Speed Assumption				OAS Assumption
	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,626	8.1	6.5%	$(39)	(75)	(175)	433	$(33)	(65)
Adjustable-rate	3	4.8	17.2	—	(1)	(1)	723	—	—
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

As of June 30, 2025 and December 31, 2024, the balance of collateral held by the Bancorp for derivative assets was $421 million and $947 million, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $324 million and $403 million as of June 30, 2025 and December 31, 2024, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of June 30, 2025 and December 31, 2024, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $7 million and $4 million, respectively.

As of June 30, 2025 and December 31, 2024, the balance of collateral posted by the Bancorp, as either initial margin or due to changes in fair value of the related derivative contracts, was $1.2 billion and $1.1 billion, respectively. Additionally, as of June 30, 2025 and December 31, 2024, $549 million and $1.2 billion of variation margin payments, respectively, were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both June 30, 2025 and December 31, 2024, the fair value of the additional collateral that could be required to be posted as a result of the credit risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

		Fair Value
June 30, 2025 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$4,955	1	7
Total fair value hedges		1	7
Cash flow hedges:
Interest rate swaps related to C&I loans	11,000	—	2
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	—	28
Total cash flow hedges		—	30
Total derivatives designated as qualifying hedging instruments		1	37
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	3,720	10	—
Forward contracts related to residential mortgage loans measured at fair value(a)	1,050	1	8
Swap associated with the sale of Visa, Inc. Class B Shares	2,753	—	145
Foreign exchange contracts	125	—	1
Interest-only strips	26	—	—
Interest rate contracts for LIBOR transition	597	—	—
Other	48	—	1
Total free-standing derivatives – risk management and other business purposes		11	155
Free-standing derivatives – customer accommodation:
Interest rate contracts(b)	83,622	510	634
Interest rate lock commitments	374	7	—
Commodity contracts	17,494	739	741
TBA securities	39	—	—
Foreign exchange contracts	31,550	729	699
Total free-standing derivatives – customer accommodation		1,985	2,074
Total derivatives not designated as qualifying hedging instruments		1,996	2,229
Total		$1,997	2,266
(a)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments in addition to certain portfolio residential mortgage loans measured at fair value.
(b)Derivative assets and liabilities are presented net of variation margin of $155 and $36, respectively.

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

The following table reflects the changes in fair value of interest rate contracts, designated as fair value hedges and the changes in fair value of the related hedged items attributable to the risk being hedged, as well as the line items in the Condensed Consolidated Statements of Income in which the corresponding gains or losses are recorded:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2025	2024	2025	2024
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$37	(23)	105	(114)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(37)	23	(105)	114

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	June 30, 2025	December 31, 2024
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$4,945	4,838
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	2	(103)
Available-for-sale debt and other securities:
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(8)	(9)

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. As of June 30, 2025, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 79 months.

Reclassified gains and losses on interest rate contracts related to commercial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of June 30, 2025 and December 31, 2024, respectively, $271 million and $654 million of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of June 30, 2025, $108 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge designations or the addition of other hedges subsequent to June 30, 2025.

During both the three and six months ended June 30, 2025 and 2024, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Amount of pre-tax net gains (losses) recognized in OCI	$144	(145)	399	(557)
Amount of pre-tax net losses reclassified from OCI into net income	(50)	(90)	(105)	(179)

Free-Standing Derivative Instruments – Risk Management and Other Business Purposes
The net (losses) gains recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2025	2024	2025	2024
Interest rate contracts:
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	13	(16)	32	(62)
Forward contracts related to residential mortgage loans measured at fair value	Mortgage banking net revenue	(3)	1	(12)	6
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(6)	2	(5)	7
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(1)	(23)	(19)	(40)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp typically only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The total notional amount of the risk participation agreements was $3.0 billion and $3.2 billion at June 30, 2025 and December 31, 2024, respectively, and the fair value was a liability of $4 million and $5 million at June 30, 2025 and December 31, 2024, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2025	2024	2025	2024
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Capital market fees	$7	6	15	11
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	1	(4)	3
Interest rate lock commitments	Mortgage banking net revenue	12	11	26	20
Commodity contracts:
Commodity contracts for customers (contract revenue)	Capital market fees	4	4	10	8
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	—	—	1
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Capital market fees	19	23	38	40
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	(23)	(12)	(33)	(8)

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of June 30, 2025
Derivative assets	$1,990	(1,129)	(175)	686
Derivative liabilities	2,266	(1,129)	(190)	947
As of December 31, 2024
Derivative assets	$2,470	(1,378)	(573)	519
Derivative liabilities	2,798	(1,378)	(193)	1,227
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

10. Other Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	June 30, 2025	December 31, 2024
FHLB advances	$3,000	4,100
Securities sold under repurchase agreements	325	273
Derivative collateral	—	19
Other borrowed money	68	58
Total other short-term borrowings	$3,393	4,450

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities and held-to-maturity securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both June 30, 2025 and December 31, 2024, all securities sold under repurchase agreements were secured by agency mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

At both June 30, 2025 and December 31, 2024, the Bancorp’s other borrowed money primarily included obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp is required to recognize both the loan and the repurchase liability, regardless of the intent to repurchase the loans.

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

12. Capital Actions

Accelerated Share Repurchase Transaction
During the six months ended June 30, 2025, the Bancorp entered into and settled an accelerated share repurchase transaction. As part of the transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement was based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the repurchase agreement. The accelerated share repurchase was treated as two separate transactions: (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transaction that was entered into and settled during the six months ended June 30, 2025:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
January 23, 2025	$225	4,353,517	888,865	5,242,382	March 5, 2025

The Bancorp increased the cost basis of shares repurchased during the six months ended June 30, 2025 by $1 million as a result of the excise tax on share repurchases. For further information on a subsequent event related to capital actions, refer to Note 20.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	June 30, 2025	December 31, 2024
Commitments to extend credit	$82,765	80,680
Letters of credit	1,899	1,952
Forward contracts related to residential mortgage loans measured at fair value	1,050	881
Capital commitments for private equity investments	238	219
Capital expenditures	147	80
Purchase obligations	13	27

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2025 and December 31, 2024, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $146 million and $134 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2025	December 31, 2024
Pass	$81,105	78,734
Special mention	709	850
Substandard	917	1,095
Doubtful	34	1
Total commitments to extend credit	$82,765	80,680

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of June 30, 2025:

($ in millions)
Less than 1 year(a)	$1,038
1 - 5 years(a)	857
Over 5 years	4
Total letters of credit	$1,899
(a)Includes $2 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and $2 that expire between 1 - 5 years.

Standby letters of credit accounted for approximately 99% of total letters of credit at both June 30, 2025 and December 31, 2024 and are considered guarantees in accordance with U.S. GAAP. Approximately 74% and 76% of the total standby letters of credit were collateralized as of June 30, 2025 and December 31, 2024, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $10

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
million and $12 million at June 30, 2025 and December 31, 2024, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2025	December 31, 2024
Pass	$1,766	1,779
Special mention	16	60
Substandard	112	110
Doubtful	5	3
Total letters of credit	$1,899	1,952

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

As of both June 30, 2025 and December 31, 2024, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $5 million included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of June 30, 2025 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $11 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

During both the three months ended June 30, 2025 and 2024, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $3 million and $4 million, respectively, in outstanding principal of loans to satisfy investor demands. During both the six months ended June 30, 2025 and 2024, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $10 million and $15 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended June 30, 2025 and 2024 were $8 million and $12 million, respectively. Total repurchase demand requests during the six months ended June 30, 2025 and 2024 were $17 million and $28 million, respectively. Total outstanding repurchase demand inventory was $4 million and $7 million at June 30, 2025 and December 31, 2024, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $14 million and $16 million at June 30, 2025 and December 31, 2024, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both June 30, 2025 and December 31, 2024.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through June 30, 2025, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $145 million at June 30, 2025 and $170 million at December 31, 2024, respectively. Refer to Note 9 and Note 18 for further information.

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

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12
Q4 2021	250	11
Q2 2022	600	25
Q4 2022	350	15
Q2 2023	500	21
Q3 2023	150	6
Q3 2024	1,500	65
Q1 2025	375	15

14. Legal and Regulatory Proceedings

Litigation
Visa/MasterCard Merchant Interchange Litigation
In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 13 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement that was initially approved by the trial court but reversed by the U.S. Second Circuit Court of Appeals and remanded to the district court for further proceedings. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York, and the Bancorp may have obligations in these matters pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On September 17, 2018, the defendants in the consolidated class action signed a second settlement agreement (the “Amended Settlement Agreement”) resolving the claims seeking monetary damages by the proposed plaintiffs’ class (the “Plaintiff Damages Class”) and superseding the original settlement agreement entered into in October 2012. The Amended Settlement Agreement included, among other terms, a release from participating class members for liability for claims that accrue no later than five years after the Amended Settlement Agreement becomes final. The Amended Settlement Agreement provided for a total payment by all defendants of approximately $6.24 billion, composed of approximately $5.34 billion held in escrow plus an additional $900 million in new funds. Pursuant to the terms of the Settlement Agreement, $700 million of the additional $900 million has been returned to the defendants due to the level of opt-outs from the class. On December 13, 2019, the Court entered an order granting final approval for the settlement, and on March 15, 2023, the Second Circuit affirmed that order. The settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who have opted out of the proposed class settlement and are pursuing, or may in the future decide to pursue, private lawsuits. Several of the remaining opt-out cases have now been set for a trial scheduled to commence on October 20, 2025 in the matter of Target Corp. et al. v. Visa Inc. et al., Case No. 13 Civ. 3477 (AKH) (S.D.N.Y.). On September 27, 2021, the Court overseeing the class litigation entered an order certifying a class of merchants pursuing claims for injunctive relief. On March 26, 2024, Plaintiffs filed a motion seeking preliminary approval of a settlement that would resolve class claims for injunctive relief. On June 13, 2024, the Court held a hearing on Plaintiffs’ motion for preliminary approval of the injunctive relief settlement, and on June 25, 2024, the Court issued an order denying the request for preliminary approval of the settlement. The ultimate outcome in this matter, including the timing of resolution, remains uncertain. Refer to Note 13 for further information.

Klopfenstein v. Fifth Third Bank
On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class action lawsuits were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorneys’ fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On May 28, 2019, the Sixth Circuit Court of Appeals reversed the dismissal of plaintiffs’ breach of contract claim and remanded for further proceedings. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $440 million, plus prejudgment interest. On March 26, 2021, the trial court granted plaintiffs’ motion for class certification. On March 29, 2023, the trial court issued an order granting summary judgement on plaintiffs’ TILA claim, with statutory damages capped at $2 million plus costs and attorney fees. Plaintiffs’ claim for breach of contract proceeded to trial beginning on April 17, 2023. On April 27, 2023, the jury returned a verdict in favor of the Bank, finding a breach of contract, but that the voluntary payment doctrine is a complete defense to the breach of contract claim. On September 30, 2024, the trial court issued a decision denying post-trial motions related to the jury verdict. On October 30, 2024, plaintiffs filed a notice of appeal, and on November 7, 2024, Fifth Third filed a notice of cross appeal.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $62 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

15. Income Taxes
The applicable income tax expense was $180 million and $163 million for the three months ended June 30, 2025 and 2024, respectively, and $319 million and $302 million for the six months ended June 30, 2025 and 2024, respectively. The effective tax rates for the three months ended June 30, 2025 and 2024 were 22.2% and 21.3%, respectively, and 21.8% and 21.2% for the six months ended June 30, 2025 and 2024, respectively.

16. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except per share data)	2025	2024	2025	2024
Net income available to common shareholders	$591	561	1,069	1,041

Average common shares outstanding - basic	671	687	671	686
Effect of dilutive stock-based awards	3	4	4	5
Average common shares outstanding - diluted	674	691	675	691

Earnings per share - basic	$0.88	0.82	1.59	1.52
Earnings per share - diluted	0.88	0.81	1.58	1.51

Anti-dilutive stock-based awards excluded from diluted shares	3	2	2	2

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
17. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
June 30, 2025 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$237	(58)	179
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	237	(58)	179	(2,799)	179	(2,620)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	28	(6)	22
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	28	(6)	22	(659)	22	(637)

Unrealized holding gains on cash flow hedge derivatives arising during period	144	(34)	110
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	50	(12)	38
Net unrealized losses on cash flow hedge derivatives	194	(46)	148	(419)	148	(271)

Defined benefit pension plans, net	—	—	—	(16)	—	(16)

Other	—	—	—	(2)	—	(2)
Total	$459	(110)	349	(3,895)	349	(3,546)

	Total OCI			Total AOCI
June 30, 2024 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(5)	4	(1)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	4	(1)	3
Net unrealized losses on available-for-sale debt securities	(1)	3	2	(3,488)	2	(3,486)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	32	(7)	25
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	32	(7)	25	(760)	25	(735)

Unrealized holding losses on cash flow hedge derivatives arising during period	(145)	36	(109)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	90	(21)	69
Net unrealized losses on cash flow hedge derivatives	(55)	15	(40)	(619)	(40)	(659)

Defined benefit pension plans, net	—	—	—	(17)	—	(17)

Other	—	—	—	(4)	—	(4)
Total	$(24)	11	(13)	(4,888)	(13)	(4,901)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The tables below present the activity of the components of OCI and AOCI for the six months ended:

	Total OCI			Total AOCI
June 30, 2025 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during the year	$870	(210)	660
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	870	(210)	660	(3,280)	660	(2,620)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	60	(13)	47
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	60	(13)	47	(684)	47	(637)

Unrealized holding gains on cash flow hedge derivatives arising during the year	399	(96)	303
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	105	(25)	80
Net unrealized losses on cash flow hedge derivatives	504	(121)	383	(654)	383	(271)

Defined benefit pension plans, net	—	—	—	(16)	—	(16)

Other	—	—	—	(2)	—	(2)
Total	$1,434	(344)	1,090	(4,636)	1,090	(3,546)

	Total OCI			Total AOCI
June 30, 2024 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(241)	59	(182)
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	994	(209)	785
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	7	(2)	5
Net unrealized losses on available-for-sale debt securities	760	(152)	608	(4,094)	608	(3,486)

Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(994)	209	(785)
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	64	(14)	50
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(930)	195	(735)	—	(735)	(735)

Unrealized holding losses on cash flow hedge derivatives arising during period	(557)	132	(425)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	179	(41)	138
Net unrealized losses on cash flow hedge derivatives	(378)	91	(287)	(372)	(287)	(659)

Defined benefit pension plans, net	—	—	—	(17)	—	(17)

Other	—	—	—	(4)	—	(4)
Total	$(548)	134	(414)	(4,487)	(414)	(4,901)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2025	2024	2025	2024
Net unrealized losses on available-for-sale debt securities:(a)
Net losses included in net income	Securities gains, net	$—	(4)	—	(7)
	Income before income taxes	—	(4)	—	(7)
	Applicable income tax expense	—	1	—	2
	Net income	—	(3)	—	(5)
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:(a)
Net losses included in net income	Interest on securities	(28)	(32)	(60)	(64)
	Income before income taxes	(28)	(32)	(60)	(64)
	Applicable income tax expense	6	7	13	14
	Net income	(22)	(25)	(47)	(50)
Net unrealized losses on cash flow hedge derivatives:(a)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	(50)	(90)	(105)	(179)
	Income before income taxes	(50)	(90)	(105)	(179)
	Applicable income tax expense	12	21	25	41
	Net income	(38)	(69)	(80)	(138)

Total reclassifications for the period	Net income	$(60)	(97)	(127)	(193)
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

	Fair Value Measurements Using
June 30, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$3,508	—	—	3,508
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	6,887	—	6,887
Agency commercial mortgage-backed securities	—	20,943	—	20,943
Non-agency commercial mortgage-backed securities	—	3,323	—	3,323
Asset-backed securities and other debt securities	—	2,802	—	2,802
Available-for-sale debt and other securities(a)	3,508	33,955	—	37,463
Trading debt securities:
U.S. Treasury and federal agencies securities	704	19	—	723
Obligations of states and political subdivisions securities	—	35	—	35
Agency residential mortgage-backed securities	—	26	—	26
Asset-backed securities and other debt securities	—	540	—	540
Trading debt securities	704	620	—	1,324
Equity securities	386	18	—	404
Residential mortgage loans held for sale	—	572	—	572
Residential mortgage loans(b)	—	—	107	107
Servicing rights	—	—	1,629	1,629
Derivative assets:
Interest rate contracts	1	521	7	529
Foreign exchange contracts	—	729	—	729
Commodity contracts	149	590	—	739
Derivative assets(c)	150	1,840	7	1,997
Total assets	$4,748	37,005	1,743	43,496
Liabilities:
Derivative liabilities:
Interest rate contracts	$6	669	5	680
Foreign exchange contracts	—	700	—	700
Equity contracts	—	—	145	145
Commodity contracts	92	649	—	741
Derivative liabilities(d)	98	2,018	150	2,266
Short positions:
U.S. Treasury and federal agencies securities	116	1	—	117
Asset-backed securities and other debt securities	—	254	—	254
Equity securities	18	—	—	18
Short positions(d)	134	255	—	389
Total liabilities	$232	2,273	150	2,655
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $300, $504 and $3, respectively, at June 30, 2025.
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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2025 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$109	1,663	—	(173)	1,599
Total (losses) gains (realized/unrealized):(b)
Included in earnings	—	(49)	12	(1)	(38)
Purchases/originations	—	15	—	—	15
Settlements	(3)	—	(10)	29	16
Transfers into Level 3(c)	1	—	—	—	1
Balance, end of period	$107	1,629	2	(145)	1,593
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2025	$—	(26)	8	(1)	(19)
(a)Net interest rate derivatives include derivative assets and liabilities of $7 and $5, respectively, as of June 30, 2025.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2025.
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
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2024.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2025 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$108	1,704	(3)	(170)	1,639
Total (losses) gains (realized/unrealized):(b)
Included in earnings	3	(100)	27	(19)	(89)
Purchases/originations	—	25	(1)	—	24
Settlements	(6)	—	(21)	44	17
Transfers into Level 3(c)	2	—	—	—	2
Balance, end of period	$107	1,629	2	(145)	1,593
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2025	$3	(60)	8	(19)	(68)
(a)Net interest rate derivatives include derivative assets and liabilities of $7 and $5, respectively, as of June 30, 2025.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2025.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2024 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$116	1,737	—	(168)	1,685
Total (losses) gains (realized/unrealized):(b)
Included in earnings	(3)	(22)	21	(40)	(44)
Purchases/originations/acquisitions	—	21	(1)	—	20
Sales	—	(5)	—	—	(5)
Settlements	(6)	—	(20)	44	18
Transfers into Level 3(c)	2	—	—	—	2
Balance, end of period	$109	1,731	—	(164)	1,676
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2024	$(3)	35	6	(40)	(2)
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

The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Mortgage banking net revenue	$(38)	(20)	(71)	(5)
Capital markets fees	1	1	1	1
Other noninterest income	(1)	(23)	(19)	(40)
Total losses	$(38)	(42)	(89)	(44)

The total losses and gains included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2025 and 2024 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Mortgage banking net revenue	$(19)	10	(50)	37
Capital markets fees	1	1	1	1
Other noninterest income	(1)	(23)	(19)	(40)
Total losses	$(19)	(12)	(68)	(2)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present information as of June 30, 2025 and 2024 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of June 30, 2025 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$107	Loss rate model	Interest rate risk factor	(52.0)	-	6.1%		(11.4)%	(a)
			Credit risk factor	—	-	0.8%		0.1%	(a)
Servicing rights	1,629	DCF	Prepayment speed	—	-	100.0%	(Fixed)	6.5%	(b)
							(Adjustable)	17.2%	(b)
			OAS (bps)	335	-	1,821	(Fixed)	433	(b)
							(Adjustable)	723	(b)
IRLCs, net	7	DCF	Loan closing rates	18.6	-	96.0%		82.2%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(145)	DCF	Timing of the resolution of the Covered Litigation	Q2 2027	-	Q2 2028	Q4 2027		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of June 30, 2025 and 2024, and for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2025 and 2024, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of June 30, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Commercial loans and leases	$—	—	222	222	(78)	(204)
Consumer and residential mortgage loans	—	—	194	194	(3)	(7)
OREO	—	—	5	5	—	1
Private equity investments	—	13	—	13	—	4
Total	$—	13	421	434	(81)	(206)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of June 30, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2024	For the six months ended June 30, 2024
Commercial loans held for sale	$—	—	4	4	—	—
Commercial loans and leases	—	—	67	67	(44)	(104)
Consumer and residential mortgage loans	—	—	196	196	—	(3)
OREO	—	—	5	5	(1)	(1)
Bank premises and equipment	—	—	3	3	—	—
Private equity investments	—	—	—	—	—	9
Total	$—	—	275	275	(45)	(99)

The following tables present information as of June 30, 2025 and 2024 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of June 30, 2025 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$222	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	194	Appraised value	Collateral value	NM	NM
OREO	5	Appraised value	Appraised value	NM	NM

As of June 30, 2024 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$4	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	67	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	196	Appraised value	Collateral value	NM	NM
OREO	5	Appraised value	Appraised value	NM	NM
Bank premises and equipment	3	Appraised value	Appraised value	NM	NM
Private equity investments	—	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the three and six months ended June 30, 2024. These valuations were based on appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised value of the assets (Level 3 of the valuation hierarchy).
Portfolio loans and leases
During the three and six months ended June 30, 2025 and 2024, the Bancorp recorded nonrecurring adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the amortized cost basis of the loan or lease exceeds the estimated net realizable value of the collateral, then an ALLL is recognized, or a charge-off once the remaining amount is considered uncollectible.

OREO
During the three and six months ended June 30, 2025 and 2024, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring adjustments were primarily due to changes in real estate values of the properties recognized upon the transfer, or subsequent to the transfer, to OREO. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp did not recognize gains and recognized gains of $4 million during the three and six months ended June 30, 2025, respectively, and did not recognize gains and recognized gains of $9 million during the three and six months ended June 30, 2024, respectively, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of June 30,

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
2025 includes a cumulative $23 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. For both the three and six months ended June 30, 2025, the Bancorp recognized an immaterial amount of impairment charges on its private equity investments and did not recognize impairment charges for both the three and six months ended June 30, 2024. The carrying value of the Bancorp’s private equity investments still held as of June 30, 2025 includes a cumulative $15 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fair value changes recognized in earnings for residential mortgage loans held at June 30, 2025 and 2024 for which the fair value option was elected included losses of $9 million and $7 million, respectively. These losses are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount at both June 30, 2025 and December 31, 2024. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

June 30, 2025 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance
Residential mortgage loans measured at fair value	$679	677
Past due loans of 30-89 days	1	1
Past due loans of 90 days or more	1	1
Nonaccrual loans	2	2
December 31, 2024
Residential mortgage loans measured at fair value	$682	693
Past due loans of 30-89 days	1	1
Past due loans of 90 days or more	1	1
Nonaccrual loans	2	2

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of June 30, 2025 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,972	2,972	—	—	2,972
Other short-term investments	13,043	13,043	—	—	13,043
Other securities	807	—	807	—	807
Held-to-maturity securities	11,630	2,414	9,131	2	11,547
Loans and leases held for sale	74	—	—	74	74
Portfolio loans and leases:
Commercial loans and leases	72,859	—	—	73,223	73,223
Consumer and residential mortgage loans	47,018	—	—	44,714	44,714
Total portfolio loans and leases, net	$119,877	—	—	117,937	117,937
Financial liabilities:
Deposits	$164,207	—	164,303	—	164,303
Federal funds purchased	178	178	—	—	178
Other short-term borrowings	3,393	—	3,395	—	3,395
Long-term debt	14,490	7,381	7,449	—	14,830

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2024 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,014	3,014	—	—	3,014
Other short-term investments	17,120	17,120	—	—	17,120
Other securities	778	—	778	—	778
Held-to-maturity securities	11,278	2,344	8,619	2	10,965
Loans and leases held for sale	66	—	—	66	66
Portfolio loans and leases:
Commercial loans and leases	72,139	—	—	72,319	72,319
Consumer and residential mortgage loans	45,192	—	—	42,155	42,155
Total portfolio loans and leases, net	$117,331	—	—	114,474	114,474
Financial liabilities:
Deposits	$167,252	—	167,353	—	167,353
Federal funds purchased	204	204	—	—	204
Other short-term borrowings	4,450	—	4,459	—	4,459
Long-term debt	14,440	3,753	10,835	—	14,588

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

The following tables present the results of operations and average assets by segment for the three months ended:

June 30, 2025 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$595	1,085	57	(237)	1,500
Provision for (benefit from) credit losses	79	84	(2)	12	173
Net interest income after provision for (benefit from) credit losses	$516	1,001	59	(249)	1,327
Noninterest income:
Wealth and asset management revenue	$—	66	100	—	166
Commercial payments revenue	132	22	—	(2)	152
Consumer banking revenue	—	146	1	—	147
Capital markets fees	89	1	—	—	90
Commercial banking revenue	78	1	—	—	79
Mortgage banking net revenue	—	56	—	—	56
Other noninterest income	22	1	—	21	44
Securities gains, net	—	—	—	16	16
Total noninterest income	$321	293	101	35	750
Noninterest expense:
Compensation and benefits	$151	230	55	262	698
Technology and communications	3	8	—	115	126
Net occupancy expense	9	54	3	17	83
Equipment expense	8	13	—	20	41
Marketing expense	1	31	—	11	43
Loan and lease expense	8	21	—	7	36
Card and processing expense	3	19	—	—	22
Other noninterest expense(b)	270	270	37	(362)	215
Total noninterest expense	$453	646	95	70	1,264
Income (loss) before income taxes (FTE)(a)	$384	648	65	(284)	813
Average assets	$78,309	55,696	4,855	71,694	210,554
(a)Includes FTE adjustments of $3 for Commercial Banking and $2 for General Corporate and Other.
(b)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(c)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2024 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$634	1,081	54	(376)	1,393
Provision for (benefit from) credit losses	137	70	—	(110)	97
Net interest income after provision for (benefit from) credit losses	$497	1,011	54	(266)	1,296
Noninterest income:
Wealth and asset management revenue	$1	62	96	—	159
Commercial payments revenue	132	22	—	—	154
Consumer banking revenue	—	138	1	—	139
Capital markets fees	91	1	1	—	93
Commercial banking revenue	89	1	—	—	90
Mortgage banking net revenue	—	50	—	—	50
Other noninterest income	14	1	—	(8)	7
Securities gains (losses), net	(7)	—	—	10	3
Total noninterest income	$320	275	98	2	695
Noninterest expense:
Compensation and benefits	$153	229	52	222	656
Technology and communications	3	8	—	103	114
Net occupancy expense	8	54	3	18	83
Equipment expense	7	13	—	18	38
Marketing expense	1	19	—	14	34
Loan and lease expense	6	22	—	5	33
Card and processing expense	2	19	—	—	21
Other noninterest expense(b)	265	274	38	(335)	242
Total noninterest expense	$445	638	93	45	1,221
Income (loss) before income taxes (FTE)(a)	$372	648	59	(309)	770
Average assets	$76,912	51,837	4,283	79,443	212,475
(a)Includes FTE adjustments of $4 for Commercial Banking and $2 for General Corporate and Other.
(b)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(c)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and average assets by segment for the six months ended:

June 30, 2025 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$1,147	2,060	106	(371)	2,942
Provision for (benefit from) credit losses	159	168	(2)	22	347
Net interest income after provision for (benefit from) credit losses	$988	1,892	108	(393)	2,595
Noninterest income:
Wealth and asset management revenue	$1	132	205	—	338
Commercial payments revenue	265	41	1	(2)	305
Consumer banking revenue	—	282	1	1	284
Capital markets fees	178	1	1	(1)	179
Commercial banking revenue	157	2	1	—	160
Mortgage banking net revenue	—	112	1	—	113
Other noninterest income	28	3	1	26	58
Securities gains (losses), net	(7)	—	—	14	7
Total noninterest income	$622	573	211	38	1,444
Noninterest expense:
Compensation and benefits	$329	465	117	536	1,447
Technology and communications	7	15	—	228	250
Net occupancy expense	18	108	7	38	171
Equipment expense	16	29	—	37	82
Marketing expense	2	50	—	19	71
Loan and lease expense	14	39	1	12	66
Card and processing expense	6	36	1	—	43
Other noninterest expense(b)	572	553	77	(764)	438
Total noninterest expense	$964	1,295	203	106	2,568
Income (loss) before income taxes (FTE)(a)	$646	1,170	116	(461)	1,471
Average assets	$78,125	55,054	4,757	72,620	210,556
(a)Includes FTE adjustments of $6 for Commercial Banking and $4 for General Corporate and Other.
(b)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(c)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2024 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$1,298	2,232	112	(859)	2,783
Provision for (benefit from) credit losses	208	154	—	(171)	191
Net interest income after provision for (benefit from) credit losses	$1,090	2,078	112	(688)	2,592
Noninterest income:
Wealth and asset management revenue	$2	121	197	—	320
Commercial payments revenue	255	43	—	—	298
Consumer banking revenue	—	273	1	1	275
Capital markets fees	188	1	1	—	190
Commercial banking revenue	173	1	—	—	174
Mortgage banking net revenue	—	104	—	—	104
Other noninterest income	30	3	1	(2)	32
Securities gains (losses), net	(6)	—	—	19	13
Total noninterest income	$642	546	200	18	1,406
Noninterest expense:
Compensation and benefits	$339	466	114	490	1,409
Technology and communications	8	14	—	209	231
Net occupancy expense	18	107	6	39	170
Equipment expense	14	26	—	36	76
Marketing expense	1	42	—	23	66
Loan and lease expense	12	39	—	11	62
Card and processing expense	4	37	1	(1)	41
Other noninterest expense(b)	540	558	74	(665)	507
Total noninterest expense	$936	1,289	195	142	2,562
Income (loss) before income taxes (FTE)(a)	$796	1,335	117	(812)	1,436
Average assets	$77,163	51,600	4,348	79,728	212,839
(a)Includes FTE adjustments of $8 for Commercial Banking and $4 for General Corporate and Other.
(b)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(c)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

20. Subsequent Event
On July 18, 2025, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp paid $300 million on July 21, 2025 to repurchase shares of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its 100 million share repurchase program previously approved by the Board on June 13, 2025. The Bancorp expects the settlement of the transaction to occur on or before September 29, 2025.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
There have been no material changes made during the second quarter of 2025 to any of the risk factors as previously disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2025.

Defaults Upon Senior Securities (Item 3)
None.

Mine Safety Disclosures (Item 4)
Not applicable.

Other Information (Item 5)
None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021.
3.2	Code of Regulations of Fifth Third Bancorp, as Amended as of December 12, 2023. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on December 18, 2023.
10.1	2025 Restricted Stock Unit Grant Agreement (for Directors).*
10.2	Fifth Third Bancorp 2024 Amended Incentive Compensation Plan.*
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Denotes management contract or compensation plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 5, 2025

/s/ Bryan D. Preston
Bryan D. Preston
Executive Vice President
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)