Form 10-Q
period 2025-09-30
FIFTH THIRD BANCORP
filed 2025-11-04
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
There were 661,011,769 shares of the Registrant’s common stock, without par value, outstanding as of October 31, 2025.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS
This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements other than statements of historical fact are forward-looking statements. These statements relate to our financial condition, results of operations, plans, objectives, future performance, capital actions or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) deteriorating credit quality; (2) loan concentration by location or industry of borrowers or collateral; (3) problems encountered by other financial institutions; (4) inadequate sources of funding or liquidity; (5) unfavorable actions of rating agencies; (6) inability to maintain or grow deposits; (7) limitations on the ability to receive dividends from subsidiaries; (8) cyber-security risks; (9) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (10) failures by third-party service providers; (11) inability to manage strategic initiatives and/or organizational changes; (12) inability to implement technology system enhancements, including the use of artificial intelligence; (13) failure of internal controls and other risk management programs; (14) losses related to fraud, theft, misappropriation or violence; (15) inability to attract and retain skilled personnel; (16) adverse impacts of government regulation; (17) governmental or regulatory changes or other actions; (18) failures to meet applicable capital requirements; (19) regulatory objections to Fifth Third’s capital plan; (20) regulation of Fifth Third’s derivatives activities; (21) deposit insurance premiums; (22) assessments for the orderly liquidation fund; (23) weakness in the national or local economies; (24) global political and economic uncertainty or negative actions; (25) changes in interest rates and the effects of inflation; (26) changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs; (27) changes and trends in capital markets; (28) fluctuation of Fifth Third’s stock price; (29) volatility in mortgage banking revenue; (30) litigation, investigations, and enforcement proceedings; (31) breaches of contractual covenants, representations and warranties; (32) competition and changes in the financial services industry; (33) potential impacts of the adoption of real-time payment networks; (34) changing retail distribution strategies, customer preferences and behavior; (35) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (36) potential dilution from future acquisitions; (37) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (38) results of investments or acquired entities; (39) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (40) inaccuracies or other failures from the use of models; (41) effects of critical accounting policies and judgments or the use of inaccurate estimates; (42) weather-related events, other natural disasters, or health emergencies (including pandemics); (43) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity; (44) changes in law or requirements imposed by Fifth Third’s regulators impacting our capital actions, including dividend payments and stock repurchases; (45) Fifth Third’s ability to meet its environmental and/or social targets, goals and commitments; and (46) risks relating to the pending merger with Comerica Incorporated, including Fifth Third’s inability to realize the anticipated benefits of the pending merger, the failure to satisfy the closing conditions of the pending merger or an unexpected delay in the closing of the pending merger, the failure to receive required regulatory, stockholder or other approvals and the disruption of Fifth Third’s business as a result of the pending merger. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as may be required by law, and we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The information contained herein is intended to be reviewed in its totality, and any stipulations, conditions or provisos that apply to a given piece of information in one part of this report should be read as applying mutatis mutandis to every other instance of such information appearing herein.

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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2025, the Bancorp had $213 billion in assets and operated 1,102 full-service banking centers and 2,184 Fifth Third branded ATMs in twelve states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on three business segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2025, net interest income on an FTE basis and noninterest income provided 66% and 34% of total revenue, respectively. For the nine months ended September 30, 2025, net interest income on an FTE basis and noninterest income provided 67% and 33% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Pending Acquisition
On October 5, 2025, Fifth Third Bancorp and Comerica Incorporated entered into a definitive merger agreement under which, on the terms and conditions set forth therein, Comerica Incorporated will merge with a subsidiary of Fifth Third Bancorp in an all-stock transaction. Under the terms of the agreement, common shareholders of Comerica will receive 1.8663 shares of Fifth Third Bancorp common stock for each share of Comerica common stock, resulting in a transaction value of $10.9 billion based on the closing price of Fifth Third’s common stock on October 3, 2025. The exchange ratio of Fifth Third Bancorp common stock for Comerica common stock is fixed. The merger is expected to close at the end of the first quarter of 2026.

Refer to Note 20 of the Notes to Condensed Consolidated Financial Statements for more information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Redemption of Preferred Stock
On September 30, 2025, the Bancorp redeemed all 14,000 outstanding shares of its 4.500% fixed-rate reset non-cumulative perpetual preferred stock, Series L, and the corresponding depositary shares, pursuant to its terms and conditions. Prior to the redemption, the dividend rate on the Series L preferred stock was set to reach its first dividend reset date at which time the dividend would have reset to the five-year U.S. Treasury rate plus 4.215%.

Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for more information.

Share Repurchase Activity
During the nine months ended September 30, 2025, the Bancorp entered into and settled accelerated share repurchase transactions in the amount of $525 million.

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

Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for more information.

Recent Legislative Developments
On July 4, 2025, legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”) and commonly referred to as the “One Big Beautiful Bill Act” was enacted, introducing significant changes to the U.S. tax code that impact both individuals and businesses. Key provisions of the Act include the reinstatement of favorable tax treatment for certain business provisions, the phase out of and restrictions on clean energy tax incentives as well as the permanent extension of certain provisions of the 2017 Tax Cuts and Jobs Act. The effects of the legislation were reflected in the Bancorp’s Condensed Consolidated Financial Statements for the period ending September 30, 2025, in accordance with ASC 740 and did not have a material impact. The Bancorp will continue to monitor any further guidance or clarifications related to the Act that may affect future reporting periods.

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

The following are some of the key indicators used by management to assess the Bancorp’s business performance, including those which are considered in the Bancorp’s compensation programs:

•CET1 risk-based Capital Ratio: CET1 risk-based capital divided by risk-weighted assets as defined by the Basel III standardized approach to risk-weighting of assets
•Return on Average Tangible Common Equity (non-GAAP): Tangible net income available to common shareholders divided by average tangible common equity
•Return on Average Common Equity, Excluding AOCI (non-GAAP): Net income available to common shareholders divided by total equity, excluding AOCI and preferred stock
•Net Interest Margin (non-GAAP): Net interest income on an FTE basis divided by average interest-earning assets
•Efficiency Ratio (non-GAAP): Noninterest expense divided by the sum of net interest income on an FTE basis and noninterest income
•Earnings Per Share, Diluted: Net income allocated to common shareholders divided by average common shares outstanding after the effect of dilutive stock-based awards
•Nonperforming Portfolio Assets Ratio: Nonperforming portfolio assets divided by portfolio loans and leases and OREO

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Net Charge-off Ratio: Net losses charged-off divided by average portfolio loans and leases
•Return on Average Assets: Net income divided by average assets
•Loan-to-Deposit Ratio: Total loans divided by total deposits
•Household Growth: Change in the number of consumer households with retail relationship-based checking accounts

The list of indicators above is intended to summarize some of the most important metrics utilized by management in evaluating the Bancorp’s performance and does not represent an all-inclusive list of all performance measures that may be considered relevant or important to management or investors.

TABLE 1: Earnings Summary
	For the three months ended September 30,		%	For the nine months ended September 30,		%
($ in millions, except for per share data)	2025	2024	Change	2025	2024	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,520	1,421	7	$4,453	4,192	6
Net interest income (FTE)(a)(b)	1,525	1,427	7	4,468	4,210	6
Noninterest income	781	711	10	2,224	2,117	5
Total revenue (FTE)(a)(b)	2,306	2,138	8	6,692	6,327	6
Provision for credit losses	197	160	23	544	351	55
Noninterest expense	1,267	1,244	2	3,835	3,807	1
Net income	649	573	13	1,791	1,694	6
Net income available to common shareholders	608	532	14	1,677	1,573	7
Common Share Data
Earnings per share - basic	$0.91	0.78	17	$2.51	2.30	9
Earnings per share - diluted	0.91	0.78	17	2.49	2.28	9
Cash dividends declared per common share	0.40	0.37	8	1.14	1.07	7
Book value per share	29.26	27.60	6	29.26	27.60	6
Market value per share	44.55	42.84	4	44.55	42.84	4
Financial Ratios
Return on average assets	1.21%	1.06	14	1.13%	1.06	7
Return on average common equity	12.6	11.7	8	12.1	12.3	(2)
Return on average tangible common equity(b)	17.3	16.3	6	16.8	17.6	(5)
Dividend payout	44.0	47.4	(7)	45.4	46.5	(2)
(a)Amounts presented on an FTE basis. The FTE adjustments were $5 and $6 for the three months ended September 30, 2025 and 2024, respectively, and $15 and $18 for the nine months ended September 30, 2025 and 2024, respectively.
(b)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
Net income available to common shareholders for the third quarter of 2025 was $608 million, or $0.91 per diluted share, compared to $532 million, or $0.78 per diluted share, for the third quarter of 2024. Preferred stock dividends were $41 million for both the third quarters of 2025 and 2024. Net income available to common shareholders for the nine months ended September 30, 2025 was $1.7 billion, or $2.49 per diluted share, compared to $1.6 billion, or $2.28 per diluted share, for the nine months ended September 30, 2024. Preferred stock dividends were $114 million and $121 million for the nine months ended September 30, 2025 and 2024, respectively. As previously mentioned, on September 30, 2025, the Bancorp redeemed all outstanding shares of its preferred stock, Series L, resulting in a $4 million reduction to net income available to common shareholders, which was recognized as incremental dividends on preferred stock in the Bancorp’s Condensed Consolidated Statements of Income.

Net interest income on an FTE basis (non-GAAP) was $1.5 billion and $4.5 billion for the three and nine months ended September 30, 2025, respectively, increasing $98 million and $258 million compared to the same periods in the prior year. Net interest income for the three and nine months ended September 30, 2025 was positively impacted by lower rates paid on and average balances of interest-bearing liabilities, higher average balances of loans and leases and increases in yields on average consumer loans and leases. These positive impacts were partially offset by decreases in the average balances of and yields on other short-term investments as well as lower yields on average commercial loans and leases. Net interest margin on an FTE basis (non-GAAP) was 3.13% and 3.10% for the three and nine months ended September 30, 2025, respectively, compared to 2.90% and 2.88% for the same periods in the prior year.

The provision for credit losses was $197 million and $544 million for the three and nine months ended September 30, 2025, respectively, compared to $160 million and $351 million during the same periods in the prior year. Provision expense for the three and nine months ended September 30, 2025 increased primarily driven by the impairment of an asset-backed finance commercial loan which included a charge-off of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
$178 million and a specific allowance of $20 million. The increase in provision expense for the three months ended September 30, 2025 was partially offset by factors that reduced the ACL from June 30, 2025, including improvement in the economic forecast used to calculate the ACL and impacts of changes in loan portfolio mix. The increase in provision expense for the nine months ended September 30, 2025 was partially offset by factors that reduced the ACL from December 31, 2024, including impacts of changes in loan portfolio mix, as the improvement in the economic forecast used in the third quarter was more than offset by deterioration in the forecast used in the first and second quarters of 2025. Net losses charged-off as a percent of average portfolio loans and leases were 1.09% and 0.48% for the three months ended September 30, 2025 and 2024, respectively, and 0.67% and 0.45% for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO decreased to 0.65% compared to 0.71% at December 31, 2024. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income increased $70 million and $107 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2025 was primarily due to increases in wealth and asset management revenue, mortgage banking net revenue, capital markets fees and other noninterest income, partially offset by a decrease in commercial banking revenue. The increase for the nine months ended September 30, 2025 was primarily due to increases in wealth and asset management revenue, mortgage banking net revenue, consumer banking revenue, commercial payments revenue and other noninterest income, partially offset by decreases in commercial banking revenue, capital markets fees and net securities gains.

Noninterest expense increased $23 million and $28 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to increases in technology and communications expense, marketing expense and net occupancy expense, partially offset by decreases in other noninterest expense. The increase for the nine months ended September 30, 2025 also included an increase in compensation and benefits expense.

For more information on net interest income, provision for credit losses, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets as of September 30, 2025. As of September 30, 2025, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 risk-based capital ratio: 10.57%;
•Tier 1 risk-based capital ratio: 11.63%;
•Total risk-based capital ratio: 13.54%;
•Leverage ratio: 9.24%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Net interest income (U.S. GAAP)	$1,520	1,421	4,453	4,192
Add: FTE adjustment	5	6	15	18
Net interest income on an FTE basis (1)	$1,525	1,427	4,468	4,210
Net interest income on an FTE basis (annualized) (2)	6,050	5,677	5,974	5,624

Interest income (U.S. GAAP)	$2,519	2,669	7,435	7,897
Add: FTE adjustment	5	6	15	18
Interest income on an FTE basis	$2,524	2,675	7,450	7,915
Interest income on an FTE basis (annualized) (3)	10,014	10,642	9,961	10,573

Interest expense (annualized) (4)	$3,963	4,965	3,987	4,949
Noninterest income (5)	781	711	2,224	2,117
Noninterest expense (6)	1,267	1,244	3,835	3,807
Average interest-earning assets (7)	193,500	195,836	193,000	195,231
Average interest-bearing liabilities (8)	143,096	147,092	143,427	146,664

Ratios:
Net interest margin on an FTE basis (2) / (7)	3.13%	2.90	3.10	2.88
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.41	2.05	2.38	2.05
Efficiency ratio on an FTE basis (6) / ((1) + (5))	54.9	58.2	57.3	60.2

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Net income available to common shareholders (U.S. GAAP)	$608	532	1,677	1,573
Add: Intangible amortization, net of tax	5	7	16	21
Tangible net income available to common shareholders	$613	539	1,693	1,594
Tangible net income available to common shareholders (annualized) (1)	2,432	2,144	2,264	2,129

Average Bancorp shareholders’ equity (U.S. GAAP)	$21,216	20,251	20,633	19,232
Less: Average preferred stock	2,112	2,116	2,115	2,116
Average goodwill	4,937	4,918	4,924	4,918
Average intangible assets	77	103	81	112
Average tangible common equity (2)	$14,090	13,114	13,513	12,086

Return on average tangible common equity (1) / (2)	17.3%	16.3	16.8	17.6

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	September 30, 2025	December 31, 2024
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$21,107	19,645
Less: Preferred stock	1,770	2,116
Goodwill	4,947	4,918
Intangible assets	76	90
AOCI	(3,276)	(4,636)
Tangible common equity, excluding AOCI (1)	$17,590	17,157
Add: Preferred stock	1,770	2,116
Tangible equity (2)	$19,360	19,273

Total Assets (U.S. GAAP)	$212,903	212,927
Less: Goodwill	4,947	4,918
Intangible assets	76	90
AOCI, before tax	(4,311)	(5,868)
Tangible assets, excluding AOCI (3)	$212,191	213,787

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	9.12%	9.02
Tangible common equity as a percentage of tangible assets (1) / (3)	8.29	8.03

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standard applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, goodwill, legal contingencies and fair value measurements. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the valuation techniques or models during the nine months ended September 30, 2025.

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

Tables 5 and 6 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2025 and 2024, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.5 billion and $4.5 billion for the three and nine months ended September 30, 2025, respectively, increasing $98 million and $258 million compared to the same periods in the prior year. Net interest income for the three and nine months ended September 30, 2025 was positively impacted by lower short-term market rates and decreases in the average balances of interest-bearing liabilities, higher average balances of loans and leases and increases in yields on average consumer loans and leases. These positive impacts were partially offset by decreases in the average balances of and lower yields on other short-term investments as well as lower yields on average commercial loans and leases driven by lower short-term market rates.

Net interest rate spread on an FTE basis (non-GAAP) was 2.41% and 2.38% for the three and nine months ended September 30, 2025, respectively, compared to 2.05% for both the three and nine months ended September 30, 2024. Changes in market rates resulted in a decrease on rates paid on average interest-bearing liabilities of 61 bps and 59 bps, partially offset by decreases in yields on average interest-earning assets of 25 bps and 26 bps for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year.

Net interest margin on an FTE basis (non-GAAP) was 3.13% and 3.10% for the three and nine months ended September 30, 2025, respectively, compared to 2.90% and 2.88% for the same periods in the prior year. Net interest margin for the three and nine months ended September 30, 2025 was positively impacted by the previously mentioned increases in net interest rate spread and decreases in average interest-earning assets, which included decreases in average other short-term investments partially offset by increases in average loans and leases.

Interest income on an FTE basis (non-GAAP) from loans and leases decreased $2 million and $39 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily driven by decreases in yields on average commercial loans and leases associated with lower market rates, partially offset by increases in the average balances of loans and leases and higher yields on average consumer loans due to fixed-rate asset repricing. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from other short-term investments decreased $132 million and $406 million during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024 primarily due to decreases in the average balances of other short-term investments coupled with lower yields on those balances associated with lower market rates.

Interest expense on average core deposits decreased $197 million and $548 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to decreases in the cost of average interest-bearing core deposits to 238 bps for both the three and nine months ended September 30, 2025 from 297 bps and 295 bps for the three and nine months ended

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
September 30, 2024, respectively. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding decreased $52 million and $175 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024 primarily due to decreases in the rates paid on average wholesale funding and decreases in the average balances of CDs over $250,000 and long-term debt, partially offset by increases in the average balances of FHLB advances. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During both the three and nine months ended September 30, 2025, average wholesale funding represented 15% of average interest-bearing liabilities compared to 16% for both the three and nine months ended September 30, 2024. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	September 30, 2025			September 30, 2024			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$54,196	847	6.20%	$51,630	929	7.15%	$44	(126)	(82)
Commercial mortgage loans	12,043	190	6.26	11,488	181	6.26	8	1	9
Commercial construction loans	5,541	100	7.17	5,982	107	7.14	(8)	1	(7)
Commercial leases	3,177	38	4.70	2,686	31	4.53	6	1	7
Total commercial loans and leases	$74,957	1,175	6.22	$71,786	1,248	6.91	$50	(123)	(73)
Residential mortgage loans	18,279	186	4.03	17,604	164	3.71	7	15	22
Home equity	4,580	86	7.43	4,018	85	8.40	11	(10)	1
Indirect secured consumer loans	17,729	252	5.65	15,680	214	5.42	29	9	38
Credit card	1,678	60	14.26	1,708	60	14.00	(1)	1	—
Solar energy installation loans	4,355	96	8.76	3,990	81	8.12	8	7	15
Other consumer loans	2,415	57	9.25	2,629	62	9.37	(4)	(1)	(5)
Total consumer loans	$49,036	737	5.96	$45,629	666	5.81	$50	21	71
Total loans and leases	$123,993	1,912	6.12%	$117,415	1,914	6.48%	$100	(102)	(2)
Securities:
Taxable	53,244	435	3.25	55,329	452	3.25	(18)	1	(17)
Exempt from income taxes(b)	1,348	11	3.18	1,378	11	3.30	—	—	—
Other short-term investments	14,915	166	4.43	21,714	298	5.47	(82)	(50)	(132)
Total interest-earning assets	$193,500	2,524	5.18%	$195,836	2,675	5.43%	$—	(151)	(151)
Cash and due from banks	2,485			2,664
Other assets	18,196			17,626
Allowance for loan and lease losses	(2,411)			(2,288)
Total assets	$211,770			$213,838
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits(d)	$56,624	388	2.72%	$58,605	498	3.38%	$(16)	(94)	(110)
Savings deposits	16,376	19	0.46	17,272	31	0.71	(2)	(10)	(12)
Money market deposits	37,434	226	2.40	37,257	287	3.06	1	(62)	(61)
CDs $250,000 or less	10,841	94	3.46	10,543	108	4.07	3	(17)	(14)
Total interest-bearing core deposits	$121,275	727	2.38	$123,677	924	2.97	$(14)	(183)	(197)
CDs over $250,000	2,244	23	4.00	3,499	44	5.08	(13)	(8)	(21)
Federal funds purchased	198	2	4.35	176	2	5.34	—	—	—
Securities sold under repurchase agreements	376	2	1.65	396	2	2.36	—	—	—
FHLB advances	4,920	56	4.51	2,576	36	5.59	28	(8)	20
Derivative collateral and other borrowed money	82	1	6.13	52	2	14.76	1	(2)	(1)
Long-term debt	14,001	188	5.31	16,716	238	5.65	(37)	(13)	(50)
Total interest-bearing liabilities	$143,096	999	2.77%	$147,092	1,248	3.38%	$(35)	(214)	(249)
Demand deposits	41,235			40,020
Other liabilities	6,223			6,475
Total liabilities	$190,554			$193,587
Total equity	$21,216			$20,251
Total liabilities and equity	$211,770			$213,838
Net interest income (FTE)(c)		$1,525			$1,427		$35	63	98
Net interest margin (FTE)(c)			3.13%			2.90%
Net interest rate spread (FTE)(c)			2.41			2.05
Interest-bearing liabilities to interest-earning assets			73.95			75.11
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $5 and $6 for the three months ended September 30, 2025 and 2024, respectively.
(c)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(d)Effective January 1, 2025, foreign office deposits are included in interest checking. Prior periods have been adjusted to conform to current period presentation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the nine months ended	September 30, 2025			September 30, 2024			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$53,916	2,513	6.23%	$52,423	2,795	7.12%	$78	(360)	(282)
Commercial mortgage loans	12,282	562	6.12	11,394	535	6.27	41	(14)	27
Commercial construction loans	5,720	303	7.09	5,877	315	7.16	(8)	(4)	(12)
Commercial leases	3,136	112	4.77	2,602	85	4.37	19	8	27
Total commercial loans and leases	$75,054	3,490	6.22	$72,296	3,730	6.89	$130	(370)	(240)
Residential mortgage loans	18,139	541	3.99	17,412	474	3.64	20	47	67
Home equity	4,396	245	7.47	3,960	248	8.35	25	(28)	(3)
Indirect secured consumer loans	17,156	721	5.62	15,410	598	5.18	71	52	123
Credit card	1,655	179	14.44	1,736	176	13.53	(8)	11	3
Solar energy installation loans	4,282	266	8.30	3,900	236	8.08	24	6	30
Other consumer loans	2,465	170	9.24	2,752	189	9.16	(20)	1	(19)
Total consumer loans	$48,093	2,122	5.90	$45,170	1,921	5.68	$112	89	201
Total loans and leases	$123,147	5,612	6.09%	$117,466	5,651	6.43%	$242	(281)	(39)
Securities:
Taxable	54,441	1,328	3.26	55,196	1,347	3.26	(18)	(1)	(19)
Exempt from income taxes(b)	1,362	33	3.18	1,395	34	3.28	—	(1)	(1)
Other short-term investments	14,050	477	4.54	21,174	883	5.57	(262)	(144)	(406)
Total interest-earning assets	$193,000	7,450	5.16%	$195,231	7,915	5.42%	$(38)	(427)	(465)
Cash and due from banks	2,437			2,681
Other assets	17,911			17,571
Allowance for loan and lease losses	(2,383)			(2,309)
Total assets	$210,965			$213,174
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits(d)	$57,103	1,152	2.70%	$58,528	1,483	3.38%	$(36)	(295)	(331)
Savings deposits	16,852	62	0.49	17,707	91	0.69	(4)	(25)	(29)
Money market deposits	36,731	662	2.41	35,791	802	2.99	21	(161)	(140)
CDs $250,000 or less	10,574	279	3.54	10,518	327	4.15	1	(49)	(48)
Total interest-bearing core deposits	$121,260	2,155	2.38	$122,544	2,703	2.95	$(18)	(530)	(548)
CDs over $250,000	2,263	71	4.17	4,585	177	5.16	(77)	(29)	(106)
Federal funds purchased	199	7	4.37	202	8	5.39	—	(1)	(1)
Securities sold under repurchase agreements	339	3	1.27	378	6	2.06	(1)	(2)	(3)
FHLB advances	4,888	167	4.57	2,949	125	5.68	70	(28)	42
Derivative collateral and other borrowed money	85	4	6.06	55	4	9.50	2	(2)	—
Long-term debt	14,393	575	5.35	15,951	682	5.71	(65)	(42)	(107)
Total interest-bearing liabilities	$143,427	2,982	2.78%	$146,664	3,705	3.37%	$(89)	(634)	(723)
Demand deposits	40,641			40,374
Other liabilities	6,264			6,904
Total liabilities	$190,332			$193,942
Total equity	$20,633			$19,232
Total liabilities and equity	$210,965			$213,174
Net interest income (FTE)(c)		$4,468			$4,210		$51	207	258
Net interest margin (FTE)(c)			3.10%			2.88%
Net interest rate spread (FTE)(c)			2.38			2.05
Interest-bearing liabilities to interest-earning assets			74.31			75.12
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $15 and $18 for the nine months ended September 30, 2025 and 2024, respectively.
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

The provision for credit losses was $197 million and $544 million for the three and nine months ended September 30, 2025, respectively, compared to $160 million and $351 million during the same periods in the prior year. Provision expense for the three and nine months ended September 30, 2025 increased primarily driven by the impairment of an asset-backed finance commercial loan which included a charge-off of $178 million and a specific allowance of $20 million. The increase in provision expense for the three months ended September 30, 2025 was partially offset by factors that reduced the ACL from June 30, 2025, including improvement in the economic forecast used to calculate the ACL and impacts of changes in loan portfolio mix. The increase in provision expense for the nine months ended September 30, 2025 was partially offset by factors that reduced the ACL from December 31, 2024, including impacts of changes in loan portfolio mix, as the improvement in the economic forecast used in the third quarter was more than offset by deterioration in the forecast used in the first and second quarters of 2025.

The ALLL decreased $87 million from December 31, 2024 to $2.3 billion at September 30, 2025. At September 30, 2025, the ALLL as a percent of portfolio loans and leases decreased to 1.84%, compared to 1.96% at December 31, 2024. The reserve for unfunded commitments increased $17 million from December 31, 2024 to $151 million at September 30, 2025. At September 30, 2025, the ACL as a percent of portfolio loans and leases decreased to 1.96%, compared to 2.08% at December 31, 2024.

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

Noninterest Income
Noninterest income increased $70 million and $107 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024.

The following table presents the components of noninterest income:

TABLE 7: Components of Noninterest Income
	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2025	2024	% Change	2025	2024	% Change
Wealth and asset management revenue	$181	163	11	$519	483	7
Commercial payments revenue	157	154	2	462	453	2
Consumer banking revenue	144	143	1	428	418	2
Capital markets fees	115	111	4	294	301	(2)
Commercial banking revenue	87	93	(6)	247	267	(7)
Mortgage banking net revenue	58	50	16	171	154	11
Other noninterest income (loss)	29	(13)	NM	86	18	378
Securities gains, net	10	10	—	17	23	(26)
Total noninterest income	$781	711	10	$2,224	2,117	5

Wealth and asset management revenue increased $18 million and $36 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024 primarily driven by increases in personal asset management revenue and brokerage income. The Bancorp’s trust and registered investment advisory businesses had approximately $681 billion and $635 billion in total assets under care as of September 30, 2025 and 2024, respectively, and managed $77 billion and $69 billion in assets for individuals, corporations and not-for-profit organizations as of September 30, 2025 and 2024, respectively.

Commercial payments revenue increased $9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily driven by increases in treasury management fees due to higher average revenue per existing customer, which included the benefit of cross sales to existing customers, and new client acquisition partially offset by a decrease in credit card interchange due to decreased customer spend.

Consumer banking revenue increased $10 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily driven by an increase in deposit fees due to increased overdraft occurrences.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Capital markets fees increased $4 million and decreased $7 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024. The increase for the three months ended September 30, 2025 was primarily driven by increases in loan syndication revenue and merger and acquisition fees, partially offset by a decrease in corporate bond fees. The decrease for the nine months ended September 30, 2025 was primarily driven by decreases in corporate bond fees, merger and acquisition fees and revenue from commercial customer foreign exchange derivatives, partially offset by an increase in loan syndication revenue.

Commercial banking revenue decreased $6 million and $20 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024 primarily driven by decreases in operating lease income.

Mortgage banking net revenue increased $8 million and $17 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024.

The following table presents the components of mortgage banking net revenue:

TABLE 8: Components of Mortgage Banking Net Revenue
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Origination fees and gains on loan sales	$22	18	56	50
Net mortgage servicing revenue:
Gross mortgage servicing fees	73	77	219	233
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(37)	(45)	(104)	(129)
Net mortgage servicing revenue	36	32	115	104
Total mortgage banking net revenue	$58	50	171	154

Origination fees and gains on loan sales increased $4 million and $6 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024 primarily driven by higher volumes of saleable rate lock mortgage loan originations. Residential mortgage loan originations were $1.9 billion for both the three months ended September 30, 2025 and 2024. Residential mortgage loan originations increased to $5.3 billion from $4.6 billion for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in the average loan size originated and an increase in correspondent channel volume.

The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the Bancorp’s hedging strategy:

TABLE 9: Components of Net Valuation Adjustments on MSRs
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$3	45	35	(17)
Changes in fair value:
Due to changes in inputs or assumptions(a)	—	(49)	(24)	1
Other changes in fair value(b)	(40)	(41)	(115)	(113)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(37)	(45)	(104)	(129)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

Net mortgage servicing revenue increased $4 million and $11 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year as decreases in negative valuation adjustments of $8 million and $25 million on the MSR and MSR related hedges for the three and nine months ended September 30, 2025, respectively, were partially offset by decreases in gross mortgage servicing fees of $4 million and $14 million for the three and nine months ended September 30, 2025, respectively. The valuation adjustments on the MSR portfolio included an increase of an immaterial amount and a decrease of $24 million for the three and nine months ended September 30, 2025, respectively, and a decrease of $49 million and an increase of $1 million for the three and nine months ended September 30, 2024, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. The fair value of the MSR portfolio decreased $40 million and $115 million for the three and nine months ended

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
September 30, 2025, respectively, and decreased $41 million and $113 million for the three and nine months ended September 30, 2024, respectively, as a result of contractual principal payments and actual prepayment activity.

Further detail on the valuation of MSRs can be found in Note 8 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation of the MSR portfolio. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net gains and losses on these securities were immaterial for both the three and nine months ended September 30, 2025 and 2024.

The Bancorp’s total residential mortgage loans serviced as of September 30, 2025 and 2024 were $106.5 billion and $112.4 billion, respectively, with $89.6 billion and $95.8 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income increased $42 million and $68 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024 primarily due to decreases in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and increases in equity method investment income.

Net securities gains were $10 million and $17 million for the three and nine months ended September 30, 2025, respectively, compared to $10 million and $23 million for the three and nine months ended September 30, 2024, respectively. For more information, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Noninterest Expense
Noninterest expense increased $23 million and $28 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year.

The following table presents the components of noninterest expense:

TABLE 10: Components of Noninterest Expense
	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2025	2024	% Change	2025	2024	% Change
Compensation and benefits	$685	690	(1)	$2,132	2,099	2
Technology and communications	128	121	6	378	351	8
Net occupancy expense	89	81	10	260	251	4
Equipment expense	44	38	16	126	114	11
Loan and lease expense	39	34	15	105	96	9
Marketing expense	34	26	31	105	92	14
Card and processing expense	22	22	—	65	63	3
Other noninterest expense	226	232	(3)	664	741	(10)
Total noninterest expense	$1,267	1,244	2	$3,835	3,807	1
Efficiency ratio on an FTE basis(a)	54.9%	58.2		57.3	60.2
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense increased $33 million for the nine months ended September 30, 2025 compared to the same period in the prior year primarily driven by increases in base compensation and performance-based compensation, partially offset by a decrease in employee benefits expense. Full-time equivalent employees totaled 18,476 at September 30, 2025 compared to 18,579 at September 30, 2024.
Technology and communications expense increased $7 million and $27 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily driven by increased investments in strategic initiatives and technology modernization.

Net occupancy expense increased $8 million and $9 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily driven by expenses associated with the Bancorp’s continued expansion into Southeast markets.

Marketing expense increased $8 million and $13 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to increased spend on customer acquisition activities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the components of other noninterest expense:

TABLE 11: Components of Other Noninterest Expense
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
FDIC insurance and other taxes	$28	35	106	155
Data processing	21	21	61	61
Leasing business expense	18	21	54	69
Losses and adjustments	19	20	52	69
Dues and subscriptions	16	15	49	46
Travel	16	15	48	44
Securities recordkeeping	15	14	42	41
Professional service fees	13	12	38	35
Postal and courier	13	12	37	36
Cash and coin processing	11	12	34	36
Intangible amortization	7	8	22	27
Other, net	49	47	121	122
Total other noninterest expense	$226	232	664	741

Other noninterest expense decreased $6 million and $77 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily driven by decreases in FDIC insurance and other taxes. The decrease for the nine months ended September 30, 2025 also included decreases in losses and adjustments and leasing business expense.

FDIC insurance and other taxes decreased $7 million and $49 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to the impact of the Bancorp’s quarterly updated estimate of its allocated share of the FDIC’s special assessment.

Losses and adjustments decreased $17 million for the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to elevated expense levels in the prior year related to remediation items. Leasing business expense decreased $15 million for the nine months ended September 30, 2025 compared to the same period in the prior year primarily driven by a decrease in depreciation expense associated with operating lease equipment.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 12: Applicable Income Taxes
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Income before income taxes	$837	728	2,298	2,151
Applicable income tax expense	188	155	507	457
Effective tax rate	22.6%	21.3	22.1	21.3

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

The effective tax rate increased to 22.6% for the three months ended September 30, 2025 compared to 21.3% for the same period in the prior year primarily related to decreases in tax credits and other tax benefits from CDC investments as well as other tax credits. The effective tax rate increased to 22.1% for the nine months ended September 30, 2025 compared to 21.3% for the same period in the prior year primarily related to an increase in state tax expense.

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

TABLE 13: Components of Loans and Leases (including loans and leases held for sale)
As of ($ in millions)	September 30, 2025	December 31, 2024
Commercial loans and leases:
Commercial and industrial loans	$53,955	52,286
Commercial mortgage loans	11,932	12,268
Commercial construction loans	5,326	5,617
Commercial leases	3,218	3,188
Total commercial loans and leases	$74,431	73,359
Consumer loans:
Residential mortgage loans	18,209	18,117
Home equity	4,678	4,188
Indirect secured consumer loans	17,885	16,313
Credit card	1,695	1,734
Solar energy installation loans	4,432	4,202
Other consumer loans	2,376	2,518
Total consumer loans	$49,275	47,072
Total loans and leases	$123,706	120,431
Total portfolio loans and leases (excluding loans and leases held for sale)	$123,130	119,791

Total loans and leases, including loans and leases held for sale, increased $3.3 billion, or 3%, from December 31, 2024 driven by increases in both consumer loans and commercial loans and leases.

Commercial loans and leases increased $1.1 billion, or 1%, from December 31, 2024 primarily due to an increase in commercial and industrial loans, partially offset by decreases in commercial mortgage loans and commercial construction loans. Commercial and industrial loans increased $1.7 billion, or 3%, from December 31, 2024 primarily as a result of loan originations exceeding payoffs. Commercial mortgage loans decreased $336 million, or 3%, from December 31, 2024 as payoffs exceeded loan originations. Commercial construction loans decreased $291 million, or 5%, from December 31, 2024 as payoffs exceeded draws on existing commitments and loan originations.

Consumer loans increased $2.2 billion, or 5%, from December 31, 2024 primarily due to increases in indirect secured consumer loans and home equity. Indirect secured consumer loans increased $1.6 billion, or 10%, from December 31, 2024 primarily driven by higher indirect automobile loan production due to strong industry sales volume. Home equity increased $490 million, or 12%, from December 31, 2024 as loan originations and new advances exceeded payoffs, driven by increased marketing efforts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 14: Components of Average Loans and Leases (including average loans and leases held for sale)
For the three months ended ($ in millions)	September 30, 2025	September 30, 2024
Commercial loans and leases:
Commercial and industrial loans	$54,196	51,630
Commercial mortgage loans	12,043	11,488
Commercial construction loans	5,541	5,982
Commercial leases	3,177	2,686
Total commercial loans and leases	$74,957	71,786
Consumer loans:
Residential mortgage loans	18,279	17,604
Home equity	4,580	4,018
Indirect secured consumer loans	17,729	15,680
Credit card	1,678	1,708
Solar energy installation loans	4,355	3,990
Other consumer loans	2,415	2,629
Total consumer loans	$49,036	45,629
Total average loans and leases	$123,993	117,415
Total average portfolio loans and leases (excluding loans and leases held for sale)	$123,326	116,826

Average loans and leases, including average loans and leases held for sale, increased $6.6 billion, or 6%, for the three months ended September 30, 2025 compared to the same period in the prior year driven by increases in both average consumer loans and average commercial loans and leases.

Average commercial loans and leases increased $3.2 billion, or 4%, for the three months ended September 30, 2025 compared to the same period in the prior year due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial leases, partially offset by a decrease in average commercial construction loans. Average commercial and industrial loans increased $2.6 billion, or 5%, for the three months ended September 30, 2025 compared to the same period in the prior year primarily as a result of loan originations exceeding payoffs. Average commercial mortgage loans increased $555 million, or 5%, for the three months ended September 30, 2025 compared to the same period in the prior year and included the impact of commercial construction loans transitioning to commercial mortgage loans and increased originations. Average commercial leases increased $491 million, or 18%, for the three months ended September 30, 2025 compared to the same period in the prior year primarily driven by an increase in lease originations as a result of a shift in business strategy in the fourth quarter of 2024 that has continued into 2025. Average commercial construction loans decreased $441 million, or 7%, for the three months ended September 30, 2025 compared to the same period in the prior year as payoffs exceeded draws on existing commitments and loan originations.

Average consumer loans increased $3.4 billion, or 7%, for the three months ended September 30, 2025 compared to the same period in the prior year primarily due to increases in average indirect secured consumer loans, average residential mortgage loans, average home equity and average solar energy installation loans, partially offset by a decrease in average other consumer loans. Average indirect secured consumer loans increased $2.0 billion, or 13%, for the three months ended September 30, 2025 compared to the same period in the prior year primarily driven by higher loan production during the fourth quarter of 2024 that has continued into 2025. Average residential mortgage loans increased $675 million, or 4%, for the three months ended September 30, 2025 compared to the same period in the prior year primarily driven by an increase in held-for-investment loan originations and loan purchase transactions completed in the second half of 2024. Average home equity loans increased $562 million, or 14%, for the three months ended September 30, 2025 compared to the same period in the prior year as loan originations and new advances exceeded payoffs, driven by increased marketing efforts. Average solar energy installation loans increased $365 million, or 9%, for the three months ended September 30, 2025 compared to the same period in the prior year primarily due to loan originations exceeding payoffs. Average other consumer loans decreased $214 million, or 8%, for the three months ended September 30, 2025 compared to the same period in the prior year primarily driven by paydowns of point-of-sale loans, including loans originated in connection with one third-party point-of-sale company with which the Bancorp discontinued the origination of new loans in September 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. The carrying value of total investment securities, which consist of available-for-sale debt and other securities, held-to-maturity securities, trading debt securities and equity securities, was $49.5 billion and $52.4 billion at September 30, 2025 and December 31, 2024, respectively. The taxable available-for-sale debt and other securities portfolio had an effective duration of 3.9 and 3.8 at September 30, 2025 and December 31, 2024, respectively. The taxable held-to-maturity securities portfolio had an effective duration of 5.2 and 5.5 at September 30, 2025 and December 31, 2024, respectively.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading typically when bought and held principally for the purpose of selling them in the near term. At September 30, 2025, the Bancorp’s investment securities portfolio consisted primarily of U.S. Treasury and other government guaranteed securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt securities and held-to-maturity securities at both September 30, 2025 and December 31, 2024.

At both September 30, 2025 and December 31, 2024, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during both the three and nine months ended September 30, 2025 and 2024.

The Bancorp recognized an immaterial amount of impairment losses on its available-for-sale debt and other securities for both the three and nine months ended September 30, 2025. The Bancorp recognized $11 million and $21 million of impairment losses on its available-for-sale debt and other securities during the three and nine months ended September 30, 2024, respectively. These losses were included in securities gains, net, in the Condensed Consolidated Statements of Income and related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

The following table summarizes the end of period components of investment securities:

TABLE 15: Components of Investment Securities
As of ($ in millions)	September 30, 2025	December 31, 2024
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$2,105	4,358
Mortgage-backed securities:
Agency residential mortgage-backed securities	8,102	6,460
Agency commercial mortgage-backed securities	22,812	23,853
Non-agency commercial mortgage-backed securities	3,163	4,505
Asset-backed securities and other debt securities	2,567	3,924
Other securities(a)	868	778
Total available-for-sale debt and other securities	$39,617	43,878
Held-to-maturity securities (amortized cost basis):(b)
U.S. Treasury and federal agencies securities	$2,421	2,370
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,133	4,898
Agency commercial mortgage-backed securities	3,942	4,008
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$11,498	11,278
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$576	626
Obligations of states and political subdivisions securities	58	120
Agency residential mortgage-backed securities	39	10
Asset-backed securities and other debt securities	593	429
Total trading debt securities	$1,266	1,185
Total equity securities (fair value)	$287	341
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.
(b)Includes a discount of $774 and $865 at September 30, 2025 and December 31, 2024, respectively, pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

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

The following table presents the estimated future amortization of unrealized losses related to investment securities transferred from available-for-sale to held-to-maturity. At September 30, 2025, these transferred securities had an estimated weighted-average life of 6.6 years.

TABLE 16: Estimated Amortization of Unrealized Losses on Securities Transferred to Held-to-Maturity
As of September 30, 2025 ($ in millions)
Remainder of 2025	$14
2026	62
2027	76
2028	109
2029	56
Thereafter	457
Unamortized portion of unrealized losses	$774

On an amortized cost basis, available-for-sale debt and other securities and held-to-maturity securities comprised 26% and 28% of total interest-earning assets at September 30, 2025 and December 31, 2024, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 5.1 years and 5.0 years at September 30, 2025 and December 31, 2024, respectively. In addition, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.07% and 3.08% at September 30, 2025 and December 31, 2024, respectively. The held-to-maturity securities portfolio had an estimated weighted-average life of 6.5 years and 6.9 years at September 30, 2025 and December 31, 2024, respectively. In addition, the held-to-maturity securities portfolio had a weighted-average yield of 3.52% and 3.41% at September 30, 2025 and December 31, 2024, respectively.

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

The fair values of investment securities are impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen, and, conversely, increases when interest rates decrease or when credit spreads contract. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $3.2 billion and $4.3 billion at September 30, 2025 and December 31, 2024, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Characteristics of Available-for-Sale Debt and Other Securities
As of September 30, 2025 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$1,755	1,755	0.3	4.08%
Average life after one year through five years	350	350	1.1	4.10
Total	$2,105	2,105	0.5	4.09%
Agency residential mortgage-backed securities:
Average life within one year	7	7	0.7	3.89
Average life after one year through five years	1,514	1,418	3.6	2.81
Average life after five years through ten years	5,977	5,629	6.7	4.30
Average life after ten years	604	481	10.9	2.93
Total	$8,102	7,535	6.4	3.92%
Agency commercial mortgage-backed securities:(a)
Average life within one year	749	743	0.6	3.19
Average life after one year through five years	9,975	9,481	2.9	2.64
Average life after five years through ten years	9,589	8,286	7.0	2.64
Average life after ten years	2,499	2,054	11.5	2.80
Total	$22,812	20,564	5.5	2.68%
Non-agency commercial mortgage-backed securities:
Average life within one year	360	356	0.5	3.07
Average life after one year through five years	1,028	995	2.0	3.14
Average life after five years through ten years	1,775	1,596	6.0	2.72
Total	$3,163	2,947	4.1	2.90%
Asset-backed securities and other debt securities:
Average life within one year	441	438	0.4	3.63
Average life after one year through five years	1,720	1,617	3.1	2.85
Average life after five years through ten years	406	387	6.0	4.38
Total	$2,567	2,442	3.1	3.22%
Other securities	868	868
Total available-for-sale debt and other securities	$39,617	36,461	5.1	3.07%
(a)Taxable-equivalent yield adjustments included in the above table are 0.03%, 0.14% and 0.03% for securities with an average life between 5 and 10 years, average life greater than 10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Characteristics of Held-to-Maturity Securities
As of September 30, 2025 ($ in millions)	Amortized Cost(b)	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$589	590	0.6	2.17%
Average life after one year through five years	1,832	1,846	2.8	2.47
Total	$2,421	2,436	2.3	2.40%
Agency residential mortgage-backed securities:
Average life after five years through ten years	5,106	5,064	8.9	3.70
Average life after ten years	27	26	10.1	3.56
Total	$5,133	5,090	8.9	3.70%
Agency commercial mortgage-backed securities:(a)
Average life within one year	16	16	0.3	3.48
Average life after one year through five years	963	975	3.3	3.84
Average life after five years through ten years	2,658	2,680	6.6	3.92
Average life after ten years	305	307	11.0	4.80
Total	$3,942	3,978	6.1	3.97%
Asset-backed securities and other debt securities:
Average life after five years through ten years	1	1	10.0	7.50
Average life after ten years	1	1	10.2	7.50
Total	$2	2	10.1	7.50%
Total held-to-maturity securities	$11,498	11,506	6.5	3.52%
(a)Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.05%, 0.63% and 0.08% for securities with an average life between 1 and 5 years, average life between 5 and 10 years, average life greater than 10 years and in total, respectively.
(b)Includes a discount of $774 pertaining to the unamortized portion of unrealized losses on HTM securities.

Other Short-Term Investments
Other short-term investments have original maturities less than one year and primarily include interest-bearing balances that are funds on deposit at the FRB or other depository institutions. The Bancorp uses other short-term investments to manage liquidity risk. Other short-term investments were $17.2 billion at September 30, 2025, an increase of $95 million from December 31, 2024. This increase was primarily driven by proactive price and liquidity risk management that resulted in a decrease in investment securities partially offset by an increase in loans and leases and a decrease in deposits during the nine months ended September 30, 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates and through its strategy of expanding retail presence in high-growth markets, such as in the Southeast. Average core deposits represented 77% of average total assets for both the three months ended September 30, 2025 and 2024.

The following table presents the end of period components of deposits:

TABLE 19: Components of Deposits
As of ($ in millions)	September 30, 2025	December 31, 2024
Demand	$41,830	41,038
Interest checking(b)	57,239	59,306
Savings	16,110	17,147
Money market	38,748	36,605
Total transaction deposits	$153,927	154,096
CDs $250,000 or less	10,667	10,798
Total core deposits	$164,594	164,894
CDs over $250,000(a)	1,975	2,358
Total deposits	$166,569	167,252
(a)Includes $777 million and $1.3 billion of retail brokered CDs which are fully covered by FDIC insurance as of September 30, 2025 and December 31, 2024, respectively.
(b)Effective January 1, 2025, foreign office deposits are included in interest checking. Prior periods have been adjusted to conform to current period presentation.

Core deposits decreased $300 million from December 31, 2024 due to decreases in transaction deposits and CDs $250,000 or less. Transaction deposits decreased $169 million from December 31, 2024 primarily driven by decreases in interest checking deposits and savings deposits, partially offset by increases in money market deposits and demand deposits. Interest checking deposits decreased $2.1 billion, or 3%, from December 31, 2024 primarily as a result of lower balances per customer account and a decrease in derivative collateral held as a result of lower interest rates. Savings deposits decreased $1.0 billion, or 6%, from December 31, 2024 primarily due to lower balances per consumer customer account as well as a decrease in the number of consumer customer accounts, partially driven by the impact of consumer preferences for products with higher offering rates. Money market deposits increased $2.1 billion, or 6%, from December 31, 2024 primarily due to higher balances per consumer customer account as well as growth in the number of accounts partially driven by higher offering rates. Demand deposits increased $792 million, or 2%, from December 31, 2024 primarily due to higher balances per customer account. CDs $250,000 or less decreased $131 million, or 1%, from December 31, 2024 primarily due to lower balances per customer account driven by maturities which outpaced new issuances given current market conditions.

CDs over $250,000 decreased $383 million, or 16%, from December 31, 2024 primarily due to maturities of retail brokered CDs.

The following table presents the components of average deposits for the three months ended:

TABLE 20: Components of Average Deposits
($ in millions)	September 30, 2025	September 30, 2024
Demand	$41,235	40,020
Interest checking(b)	56,624	58,605
Savings	16,376	17,272
Money market	37,434	37,257
Total transaction deposits	$151,669	153,154
CDs $250,000 or less	10,841	10,543
Total core deposits	$162,510	163,697
CDs over $250,000(a)	2,244	3,499
Total average deposits	$164,754	167,196
(a)Includes $1.0 billion and $2.6 billion of retail brokered CDs which are fully covered by FDIC insurance for the three months ended September 30, 2025 and 2024, respectively.
(b)Effective January 1, 2025, foreign office deposits are included in interest checking. Prior periods have been adjusted to conform to current period presentation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
On an average basis, core deposits decreased $1.2 billion, or 1%, for the three months ended September 30, 2025 compared to the same period in the prior year primarily due to decreases in average transaction deposits partially offset by an increase in average CDs $250,000 or less. Average transaction deposits decreased $1.5 billion, or 1%, for the three months ended September 30, 2025 compared to the same period in the prior year primarily driven by decreases in average interest checking deposits and average savings deposits, partially offset by an increase in average demand deposits. Average interest checking deposits decreased $2.0 billion, or 3%, for the three months ended September 30, 2025 compared to the same period in the prior year primarily due to lower average balances per customer account and a decrease in derivative collateral held as a result of lower interest rates. Average savings deposits decreased $896 million, or 5%, for the three months ended September 30, 2025 compared to the same period in the prior year primarily due to lower average balances per consumer customer accounts as well as a decrease in the number of consumer customer accounts partially driven by the impact of consumer preferences for products with higher offering rates. Average demand deposits increased $1.2 billion, or 3%, for the three months ended September 30, 2025 compared to the same period in the prior year primarily as a result of an increase in the number of customer accounts and average balances per customer account. Average CDs $250,000 or less increased $298 million, or 3%, for the three months ended September 30, 2025 compared to the same period in the prior year primarily due to higher offering rates.

Average CDs over $250,000 decreased $1.3 billion, or 36%, for the three months ended September 30, 2025 compared to the same period in the prior year primarily due to maturities of retail brokered CDs.

Contractual maturities
The contractual maturities of CDs as of September 30, 2025 are summarized in the following table:

TABLE 21: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$12,380
13-24 months	213
25-36 months	20
37-48 months	10
49-60 months	17
After 60 months	2
Total CDs	$12,642
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. As of September 30, 2025 and December 31, 2024, approximately $98.8 billion, or 59%, and $100.6 billion, or 60%, respectively, of the Bancorp’s domestic deposits were estimated to be insured. As of September 30, 2025 and December 31, 2024, approximately $67.7 billion and $66.5 billion, respectively, of the Bancorp’s domestic deposits were estimated to be uninsured. At September 30, 2025 and December 31, 2024, approximately $1.4 billion and $1.1 billion, respectively, of time deposits were estimated to be uninsured. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities was 14% for both the three months ended September 30, 2025 and 2024.

The following table summarizes the end of period components of borrowings:

TABLE 22: Components of Borrowings
As of ($ in millions)	September 30, 2025	December 31, 2024
Federal funds purchased	$183	204
Other short-term borrowings	5,077	4,450
Long-term debt	13,677	14,337
Total borrowings	$18,937	18,991
Total borrowings decreased $54 million from December 31, 2024 primarily due to a decrease in long-term debt partially offset by an increase in other short-term borrowings. Long-term debt decreased $660 million from December 31, 2024 primarily due to redemptions or maturities of $1.5 billion of notes and $311 million of paydowns associated with loan securitizations. These decreases were partially offset by the issuance of $1.0 billion of senior fixed-rate/floating-rate notes in January 2025 and $120 million of fair value adjustments associated with hedged long-term debt. Other short-term borrowings increased $627 million from December 31, 2024 primarily due to an increase in short-term FHLB advances to support on-balance sheet liquidity levels. The level of other short-term borrowings and mix of total borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes components of average borrowings for the three months ended:

TABLE 23: Components of Average Borrowings
($ in millions)	September 30, 2025	September 30, 2024
Federal funds purchased	$198	176
Other short-term borrowings	5,378	3,024
Long-term debt	14,001	16,716
Total average borrowings	$19,577	19,916

Total average borrowings decreased $339 million, or 2%, for the three months ended September 30, 2025 compared to the same period in the prior year primarily due to a decrease in average long-term debt partially offset by an increase in average other short-term borrowings. Average long-term debt decreased $2.7 billion for the three months ended September 30, 2025 compared to the same period in the prior year primarily driven by redemptions or maturities of $2.5 billion of notes, a $1.5 billion reduction in long-term FHLB advances and $425 million of paydowns associated with loan securitizations since September 30, 2024. These decreases were partially offset by the issuance of $1.0 billion of senior fixed-rate/floating-rate notes in January 2025. Average other short-term borrowings increased $2.4 billion for the three months ended September 30, 2025 compared to the same period in the prior year primarily due to an increase in short-term FHLB advances to support on-balance sheet liquidity levels. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The following table summarizes income (loss) before income taxes on an FTE basis by segment:

TABLE 24: Income (Loss) Before Income Taxes (FTE) by Segment
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Commercial Banking	$251	466	896	1,264
Consumer and Small Business Banking	665	647	1,836	1,980
Wealth and Asset Management	71	54	187	172
General Corporate and Other(a)	(145)	(433)	(606)	(1,247)
Income before income taxes (FTE)(b)	$842	734	2,313	2,169
(a)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.
(b)Includes FTE adjustments of $5 and $6 for the three months ended September 30, 2025 and 2024, respectively, and $15 and $18 for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 25: Commercial Banking
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Income Statement Data
Net interest income (FTE)(a)	$594	648	1,742	1,946
Provision for credit losses	246	76	405	284
Noninterest income:
Commercial payments revenue	140	131	404	386
Capital markets fees	114	110	292	298
Commercial banking revenue	86	92	243	265
Other noninterest income	17	21	38	47
Noninterest expense:
Compensation and benefits	151	148	480	487
Net occupancy and equipment expense	17	16	51	47
Other noninterest expense	286	296	887	860
Income before income taxes (FTE)(a)	$251	466	896	1,264
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$67,999	66,085	68,393	66,785
Demand deposits	16,661	16,679	16,285	17,003
Interest checking deposits	39,619	40,826	39,623	39,877
Savings deposits	118	138	125	145
Money market deposits	4,450	4,636	4,517	4,538
Certificates of deposit	32	39	32	51
(a)Includes FTE adjustments of $3 and $4 for the three months ended September 30, 2025 and 2024, respectively, and $9 and $11 for the nine months ended September 30, 2025 and 2024, respectively.

Income before income taxes on an FTE basis was $251 million and $896 million for the three and nine months ended September 30, 2025, respectively, compared to $466 million and $1.3 billion for the same periods in the prior year. The decrease for the three months ended September 30, 2025 was primarily driven by an increase in provision for credit losses and a decrease in net interest income on an FTE basis. The decrease for the nine months ended September 30, 2025 was primarily driven by a decrease in net interest income on an FTE basis, an increase in provision for credit losses, an increase in noninterest expense and a decrease in noninterest income.

Net interest income on an FTE basis decreased $54 million and $204 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily driven by decreases in FTP credits on deposits and decreases in yields on average commercial loans and leases. These negative impacts were partially offset by decreases in FTP charges on commercial loans and leases, decreases in rates paid on average interest-bearing deposits and increases in the average balances of commercial loans and leases.

Provision for credit losses increased $170 million and $121 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily driven by increases in net charge-offs on commercial loans and leases, which included $178 million related to the impairment of an asset-backed finance commercial loan, partially offset by decreases in the allocated provision for credit losses related to commercial criticized assets. Annualized net charge-offs as a percent of average portfolio loans and leases increased to 156 bps and 74 bps for the three and nine months ended September 30, 2025, respectively, compared to 40 bps and 34 bps for the same periods in the prior year.

Noninterest income increased $3 million and decreased $19 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2025 was primarily driven by an increase in commercial payments revenue, partially offset by a decrease in commercial banking revenue. The decrease for the nine months ended September 30, 2025 was primarily driven by decreases in commercial banking revenue and capital markets fees, partially offset by an increase in commercial payments revenue. Refer to the Noninterest Income subsection of the Statement of Income Analysis section of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
MD&A for additional information on the fluctuations in commercial banking revenue, capital markets fees and commercial payments revenue.

Noninterest expense decreased $6 million and increased $24 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2025 was primarily driven by a decrease in other noninterest expense. Other noninterest expense decreased $10 million for the three months ended September 30, 2025 compared to the same period in the prior year primarily due to decreases in FDIC insurance and other taxes, credit valuation adjustments on derivatives associated with customer accommodation contracts and leasing business expense. The increase for the nine months ended September 30, 2025 compared to the same period in the prior year was primarily driven by an increase in other noninterest expense, partially offset by a decrease in compensation and benefits expense. Other noninterest expense increased $27 million for the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to increases in allocated expenses, loan and lease expense and credit valuation adjustments on derivatives associated with customer accommodation contracts, partially offset by a decrease in leasing business expense. Compensation and benefits expense decreased $7 million for the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to a decrease in performance-based compensation.

Average commercial loans and leases increased $1.9 billion and $1.6 billion for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial leases, partially offset by decreases in average commercial construction loans. Refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A for additional information on these fluctuations.

Average deposits decreased $1.4 billion and $1.0 billion for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to decreases in average interest checking deposits. Average interest checking deposits decreased $1.2 billion and $254 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily as a result of lower average balances per customer account and a decrease in derivative collateral held as a result of lower interest rates. The decrease for the nine months ended September 30, 2025 compared to the same period in the prior year also included a decrease of $718 million in average demand deposits primarily as a result of lower average balances per customer account.

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

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 26: Consumer and Small Business Banking
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Income Statement Data
Net interest income	$1,082	1,056	3,141	3,287
Provision for credit losses	73	78	241	232
Noninterest income:
Consumer banking revenue	144	142	426	415
Wealth and asset management revenue	73	64	206	185
Mortgage banking net revenue	58	50	170	153
Commercial payments revenue	22	22	64	65
Other noninterest income	12	5	18	9
Noninterest expense:
Compensation and benefits	232	209	697	675
Net occupancy and equipment expense	69	65	206	198
Marketing expense	20	15	69	55
Loan and lease expense	22	21	61	61
Other noninterest expense	310	304	915	913
Income before income taxes	$665	647	1,836	1,980
Average Balance Sheet Data
Consumer loans, including held for sale	$46,147	42,912	45,233	42,459
Commercial loans, including held for sale	5,220	4,251	4,997	4,067
Demand deposits	23,298	22,417	23,101	22,362
Interest checking deposits	10,708	10,685	10,860	11,002
Savings deposits	13,775	14,155	13,967	14,626
Money market deposits	32,545	32,136	31,746	30,774
Certificates of deposit	11,702	11,200	11,333	11,229
Income before income taxes was $665 million and $1.8 billion for the three and nine months ended September 30, 2025, respectively, compared to $647 million and $2.0 billion for the same periods in the prior year. The increase for the three months ended September 30, 2025 was primarily driven by increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. The decrease for the nine months ended September 30, 2025 was primarily driven by a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income.

Net interest income increased $26 million and decreased $146 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2025 was primarily driven by an increase in the average balances of and yields on loans and leases and a decrease in rates paid on average interest-bearing deposits, partially offset by a decrease in FTP credits on deposits and an increase in FTP charges on loans and leases. The decrease for the nine months ended September 30, 2025 was primarily driven by a decrease in FTP credits on deposits and an increase in FTP charges on loans and leases, partially offset by an increase in the average balances of and yields on loans and leases as well as a decrease in rates paid on average interest-bearing deposits.

Provision for credit losses decreased $5 million and increased $9 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2025 was primarily driven by a decrease in net charge-offs on consumer loans. The increase for the nine months ended September 30, 2025 was primarily driven by an increase in net charge-offs on commercial and industrial loans, partially offset by a decrease in net charge-offs on consumer loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Annualized net charge-offs as a percent of average portfolio loans and leases decreased to 56 bps and 63 bps for the three and nine months ended September 30, 2025, respectively, compared to 65 bps for both the three and nine months ended September 30, 2024.

Noninterest income increased $26 million and $57 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily driven by increases in wealth and asset management revenue, mortgage banking net revenue, consumer banking revenue and other noninterest income. Wealth and asset management revenue increased $9 million and $21 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to increases in brokerage income and personal asset management revenue. Refer to the Noninterest Income subsection of the Statement of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue and consumer banking revenue. Other noninterest income increased $7 million and $9 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to gains on the sale of branch-related real estate no longer intended to be used for banking purposes.

Noninterest expense increased $39 million and $46 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily driven by increases in compensation and benefits expense and marketing expense. Compensation and benefits expense increased $23 million and $22 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to increases in performance-based compensation. The increase for the nine months ended September 30, 2025 also included an increase in base compensation. Marketing expense increased $5 million and $14 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to increased spend on customer acquisition activities.

Average consumer loans increased $3.2 billion and $2.8 billion for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to increases in average indirect secured consumer loans, average residential mortgage loans, average home equity and average solar energy installation loans, partially offset by decreases in average other consumer loans. Refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A for additional information on these fluctuations. Average commercial loans increased $969 million and $930 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily driven by loan originations exceeding payoffs.

Average deposits increased $1.4 billion and $1.0 billion for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily driven by increases in average money market deposits and average demand deposits, partially offset by decreases in average savings deposits. The increase for the three months ended September 30, 2025 compared to the same period in the prior year also included an increase of $502 million in average CDs primarily due to higher offering rates. Average money market deposits increased $409 million and $972 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily as a result of higher average balances per customer account due to higher offering rates. Average demand deposits increased $881 million and $739 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily as a result of an increase in the number of customer accounts and average balances per customer account. Average savings deposits decreased $380 million and $659 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to a decrease in the number of customer accounts and lower average balances per customer account partially driven by the impact of consumer preferences for products with higher offering rates.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 27: Wealth and Asset Management
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Income Statement Data
Net interest income	$55	50	161	162
(Benefit from) provision for credit losses	—	—	(2)	—
Noninterest income:
Wealth and asset management revenue	107	98	312	296
Other noninterest income	2	1	8	6
Noninterest expense:
Compensation and benefits	53	54	170	168
Other noninterest expense	40	41	126	124
Income before income taxes	$71	54	187	172
Average Balance Sheet Data
Loans and leases, including held for sale	$4,603	4,128	4,497	4,113
Deposits	9,553	10,513	10,134	10,585
Income before income taxes was $71 million and $187 million for the three and nine months ended September 30, 2025, respectively, compared to $54 million and $172 million for the same periods in the prior year. The increase for the three months ended September 30, 2025 was primarily driven by increases in noninterest income and net interest income. The increase for the nine months ended September 30, 2025 was primarily driven by an increase in noninterest income, partially offset by an increase in noninterest expense.
Net interest income increased $5 million for the three months ended September 30, 2025 compared to the same period in the prior year primarily driven by a decrease in rates paid on and average balances of deposits, partially offset by a decrease in FTP credits on deposits.

Noninterest income increased $10 million and $18 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to increases in wealth and asset management revenue, which increased $9 million and $16 million for the three and nine months ended September 30, 2025, respectively, primarily driven by increases in personal asset management revenue.

Noninterest expense increased $4 million for the nine months ended September 30, 2025 compared to the same period in the prior year primarily driven by increases in compensation and benefits expense and other noninterest expense. Compensation and benefits expense increased $2 million compared to the same period in the prior year primarily driven by an increase in base compensation. Other noninterest expense increased $2 million compared to the same period in the prior year primarily driven by an increase in allocated expenses.

Average loans and leases increased $475 million and $384 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily driven by increases in average commercial and industrial loans, average other consumer loans and average commercial mortgage loans as loan production exceeded payoffs.

Average deposits decreased $960 million and $451 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily driven by decreases in average interest checking deposits, average savings deposits and average money market deposits as a result of lower average balances per customer account, partially offset by an increase in average CDs.

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

Net interest income on an FTE basis increased $121 million and $609 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily driven by decreases in FTP credits on deposits allocated to the segments, decreases in interest expense on retail brokered CDs and long-term debt and increases in interest income on commercial loans, partially offset by decreases in FTP charges on loans and leases allocated to the segments and decreases in interest income on other short-term investments. The decrease in FTP charges allocated to the segments was driven by decreases in market interest rates, primarily affecting the variable-rate asset portfolios. The decrease in FTP credits allocated to the segments was driven by lower FTP credit rates paid on deposits as a result of lower market interest rates and reduced liquidity premium assumptions. Under the Bancorp’s internal reporting methodology, the Bancorp insulates the segments from interest rate risk associated with fixed-rate lending by transferring this risk to General Corporate and Other through the FTP methodology. As a result, the amount of FTP credits on deposits earned by the segments generally increases or decreases at a faster pace than the amount of allocated FTP charges on loans and leases.

The benefit from credit losses was $122 million and $100 million for the three and nine months ended September 30, 2025, respectively, compared to a provision for credit losses of $6 million and a benefit from credit losses of $165 million for the same periods in the prior year. The benefit from credit losses for the three months ended September 30, 2025 was primarily driven by the benefit from the reduction of the ACL captured in General Corporate and Other. The decrease in the benefit from credit losses for the nine months ended September 30, 2025 was primarily driven by an increase in the provision for the reserve for unfunded commitments as well as a decrease in allocations to the segments.

Noninterest income increased $31 million and $51 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily driven by decreases in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and increases in net securities gains.

Noninterest expense decreased $8 million and $46 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2025 was primarily driven by a decrease in compensation and benefits expense, partially offset by increases in net occupancy expense and technology and communications expense. The decrease for the nine months ended September 30, 2025 was primarily driven by the expense recognized in 2024 associated with an FDIC special assessment and an increase in corporate overhead allocations from General Corporate and Other to the segments, partially offset by increases in technology and communications expense and compensation and benefits expense.

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

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk rating systems. These ratings are used by the Bancorp to monitor and manage its credit risk. The first of these risk rating systems is based on and aligns with regulatory guidance for credit risk rating systems. The Bancorp also separately maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for assessing a borrower’s creditworthiness. This rating philosophy uses a grading scale that assigns ratings based on average default rates through an entire business cycle for borrowers with similar financial performance. The dual risk rating system includes thirteen categories for estimating probabilities of default and an additional eleven categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the regulatory risk rating system.

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

The Bancorp is closely monitoring various economic factors and their impacts on borrowers, including, but not limited to, the impact of policy changes on trade, inflation, interest rates, a prolonged government shutdown, labor and supply chain issues, as well as continued global tensions, market volatility and changes in consumer discretionary spending patterns, including debt and default levels. The Bancorp maintains focus on disciplined client selection, adherence to underwriting policy and attention to potential concentrations of risk.

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

The Bancorp provides loans to a variety of customers ranging from large multinational firms to middle market businesses, small businesses, sole proprietors and high net worth individuals. The origination policies for commercial loans and leases outline the risks and underwriting requirements for individuals and businesses in various industries. Included in the policies are maturity and amortization terms, collateral and leverage requirements, cash flow coverage measures and hold limits. The Bancorp aligns credit and sales teams with specific industry and regional expertise to better monitor and manage different industry and geographic segments of the portfolio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 28: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	September 30, 2025			December 31, 2024
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$14,436	23,003	6	14,375	22,429	6
Financial services and insurance	9,799	21,195	20	9,507	19,939	1
Manufacturing	8,963	19,068	35	8,850	19,230	68
Business services	5,990	10,660	86	5,596	9,755	113
Healthcare	5,736	8,373	50	5,648	8,192	76
Wholesale trade	5,361	10,292	77	5,315	10,305	14
Accommodation and food	4,495	6,885	14	4,371	6,731	18
Retail trade	3,456	7,895	95	3,495	8,429	45
Construction	3,228	7,357	18	2,674	6,815	19
Communication and information	2,987	5,804	21	3,304	6,140	74
Transportation and warehousing	2,359	3,941	3	2,311	4,124	7
Mining	2,096	5,446	—	2,676	5,897	—
Utilities	1,873	3,447	—	1,882	3,326	—
Entertainment and recreation	1,812	3,257	5	1,749	3,091	5
Other services	1,118	1,673	5	1,215	1,798	5
Public administration	384	508	—	110	160	—
Agribusiness	314	608	—	204	513	5
Individuals	16	26	—	11	24	—
Total	$74,423	139,438	435	73,293	136,898	456
By Loan Size:
Less than $1 million	5%	5	14	5	5	15
$1 million to $5 million	7	5	7	7	5	10
$5 million to $10 million	4	4	11	4	4	6
$10 million to $25 million	13	11	20	13	11	22
$25 million to $50 million	24	21	25	24	22	33
Greater than $50 million	47	54	23	47	53	14
Total	100%	100	100	100	100	100
By State:
California	11%	9	4	10	8	6
Ohio	9	10	2	8	10	3
Texas	9	9	15	8	9	1
Illinois	8	7	6	8	8	5
Florida	7	7	8	7	6	8
New York	7	6	12	7	6	12
Michigan	5	5	10	5	5	6
Georgia	4	4	15	4	4	16
Indiana	3	3	1	3	4	2
North Carolina	3	3	1	3	3	1
Pennsylvania	3	3	5	3	3	8
South Carolina	3	2	—	3	2	—
Other	28	32	21	31	32	32
Total	100%	100	100	100	100	100

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

TABLE 29: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of September 30, 2025 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$379	543	3,342
Commercial mortgage nonowner-occupied loans	—	91	5,561
Total	$379	634	8,903

TABLE 30: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2024 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$53	137	3,753
Commercial mortgage nonowner-occupied loans	—	288	5,615
Total	$53	425	9,368

The Bancorp views nonowner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans, disaggregated by property location (excluding loans held for sale):

TABLE 31: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of September 30, 2025 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
Florida	$1,462	2,393	—
Texas	1,099	1,826	—
Ohio	808	1,295	—
Michigan	751	983	—
California	736	1,175	—
Illinois	705	921	1
North Carolina	462	717	—
Georgia	457	804	—
South Carolina	330	386	—
New York	307	353	2
All other states	3,495	4,658	3
Total	$10,612	15,511	6
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 32: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2024 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
Florida	$1,543	2,526	—
Texas	905	1,714	2
Ohio	835	1,231	1
Michigan	775	926	—
California	1,080	1,714	—
Illinois	1,123	1,275	2
North Carolina	572	782	—
Georgia	429	842	—
South Carolina	699	763	—
New York	468	524	—
All other states	2,801	3,929	—
Total	$11,230	16,226	5
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Net charge-offs on nonowner-occupied commercial real estate loans were immaterial for both the three and nine months ended September 30, 2025 and 2024.

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

The Bancorp does not originate residential mortgage loans that permit customers to make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $457 million of ARM loans will have rate resets during the next twelve months. Underlying characteristics of these borrowers include a weighted-average origination debt-to-income ratio of 35% and weighted-average origination LTV of 73%. Approximately 30% of these loans are expected to experience an increase in rate upon reset. For those borrowers, rates are expected to increase by an average of approximately 2.6%, resulting in an average increase in monthly payment amount of approximately 34%.

Certain residential mortgage products have characteristics that may increase the Bancorp’s credit loss rates in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTVs, multiple loans secured by the same collateral that when combined result in an LTV greater than 80% and interest-only loans. The Bancorp has deemed residential mortgage loans with greater than 80% LTVs and no mortgage insurance as loans that represent a higher level of risk. Approximately 72% of these loans consist of loans originated through the Bancorp’s loan program for doctors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 33: Residential Mortgage Portfolio Loans by LTV at Origination
	September 30, 2025		December 31, 2024
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,672	64.1%	$11,836	63.5%
LTV > 80%, with mortgage insurance(a)	3,040	95.4	3,165	95.5
LTV > 80%, no mortgage insurance	2,932	91.5	2,542	90.9
Total	$17,644	74.3%	$17,543	73.5%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 34: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of September 30, 2025 ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Illinois	$602	—	4
Ohio	571	1	7
Florida	529	1	3
North Carolina	236	—	—
Indiana	190	—	2
Michigan	179	—	2
Kentucky	142	—	1
All other states	483	—	5
Total	$2,932	2	24

TABLE 35: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2024 ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Illinois	$518	—	5
Ohio	518	1	7
Florida	457	—	2
North Carolina	202	—	—
Indiana	165	—	2
Michigan	167	—	2
Kentucky	130	—	1
All other states	385	—	5
Total	$2,542	1	24

Net charge-offs on residential mortgage loans with an LTV greater than 80% at origination and no mortgage insurance were immaterial for both the three and nine months ended September 30, 2025 and 2024.

Home equity portfolio
The Bancorp’s home equity portfolio of $4.7 billion is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 14% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately $437 million of the balances mature before December 31, 2028.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less, based upon appraisals at origination. For additional information on these loans, refer to Tables 37, 38 and 39. Of the total $4.7 billion of outstanding home equity loans:
•72% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Illinois, Indiana and Kentucky as of September 30, 2025;
•76% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended September 30, 2025; and
•The portfolio had a weighted-average refreshed FICO score of 750 at September 30, 2025.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 36: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	September 30, 2025		December 31, 2024
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$97	2%	$111	3%
FICO 660-719	161	3	160	4
FICO ≥ 720	1,077	23	1,013	24
Total senior liens	$1,335	28%	$1,284	31%
Junior Liens:
FICO ≤ 659	271	6	242	6
FICO 660-719	558	12	521	12
FICO ≥ 720	2,514	54	2,141	51
Total junior liens	$3,343	72%	$2,904	69%
Total	$4,678	100%	$4,188	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% LTV (including senior liens, if applicable) present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 37: Home Equity Portfolio Loans Outstanding by LTV at Origination
	September 30, 2025		December 31, 2024
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,206	48.6%	$1,147	49.8%
LTV > 80%	129	88.1	137	89.1
Total senior liens	$1,335	52.6%	$1,284	54.2%
Junior Liens:
LTV ≤ 80%	2,484	63.4	2,085	64.3
LTV > 80%	859	87.7	819	88.2
Total junior liens	$3,343	69.9%	$2,904	71.3%
Total	$4,678	65.0%	$4,188	66.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide an analysis of home equity portfolio loans outstanding by state with an LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 38: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of September 30, 2025 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
Ohio	$284	736	7
Illinois	141	345	3
Michigan	129	328	3
Indiana	116	264	2
Florida	110	231	2
Kentucky	78	186	1
All other states	130	321	4
Total	$988	2,411	22

TABLE 39: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2024 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
Ohio	$283	761	7
Illinois	140	337	5
Michigan	131	358	3
Indiana	103	251	3
Florida	96	214	2
Kentucky	77	196	2
All other states	126	310	3
Total	$956	2,427	25

Net charge-offs on home equity loans with an LTV greater than 80% at origination were $1 million for both the three and nine months ended September 30, 2025 compared to an immaterial amount for both the three and nine months ended September 30, 2024.

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $15.0 billion of automobile loans and $2.9 billion of indirect recreational vehicle, marine, motorcycle and powersport loans as of September 30, 2025. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 40: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2025		December 31, 2024
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$175	1%	$177	1%
FICO 660-719	3,124	17	3,040	19
FICO ≥ 720	14,586	82	13,096	80
Total	$17,885	100%	$16,313	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 41: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	September 30, 2025		December 31, 2024
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$12,910	80.0%	$11,822	79.8%
LTV > 100%	4,975	110.1	4,491	110.1
Total	$17,885	88.3%	$16,313	88.1%

At September 30, 2025 and December 31, 2024, $27 million and $24 million, respectively, of the Bancorp’s nonaccrual indirect secured consumer portfolio loans had an LTV greater than 100% at origination. Net charge-offs on indirect secured consumer loans with an LTV greater than 100% at origination were $8 million and $10 million for the three months ended September 30, 2025 and 2024, respectively, and $22 million and $30 million for the nine months ended September 30, 2025 and 2024, respectively.

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both September 30, 2025 and December 31, 2024. At both September 30, 2025 and December 31, 2024, 72% of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Given the variable nature of the credit card portfolio, interest rate increases impact this product and it is regularly monitored to ensure the portfolio remains within the Bancorp’s risk appetite. Recent and expected future decreases in interest rates may lessen these risks moving forward.

The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination as of:

TABLE 42: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2025		December 31, 2024
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$81	5%	$78	5%
FICO 660-719	462	27	470	27
FICO ≥ 720	1,149	68	1,186	68
Total	$1,692	100%	$1,734	100%

Solar energy installation loans portfolio
The Bancorp originates point-of-sale solar energy installation loans through a network of approved installers. The Bancorp considers several factors when monitoring its solar energy installation loan portfolio, including concentrations by installer, concentrations by state and FICO distributions at origination. At both September 30, 2025 and December 31, 2024, loans originated through the Bancorp’s three largest approved installers represented approximately 23% of total balances outstanding in the solar energy installation loan portfolio. As consumer clean energy tax incentives are set to expire after December 31, 2025, it is expected that production in this portfolio will decrease in 2026.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of solar energy installation portfolio loans outstanding by state as of:

TABLE 43: Solar Energy Installation Portfolio Loans Outstanding by State
	September 30, 2025		December 31, 2024
($ in millions)	Outstanding	Nonaccrual	Outstanding	Nonaccrual
By State:
Florida	$646	6	675	16
California	551	2	562	8
Texas	523	2	501	7
Arizona	366	2	366	4
Virginia	255	1	229	1
Oregon	207	—	165	—
Nevada	173	—	165	1
Colorado	172	—	158	1
New York	137	—	118	—
Connecticut	111	1	103	3
All other states	1,291	8	1,160	23
Total	$4,432	22	4,202	64

The following table provides an analysis of solar energy installation portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 44: Solar Energy Installation Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2025		December 31, 2024
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$5	—%	$5	—%
FICO 660-719	640	15	621	15
FICO ≥ 720	3,787	85	3,576	85
Total	$4,432	100%	$4,202	100%

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

The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 45: Other Consumer Portfolio Loans Outstanding by Product Type
	September 30, 2025		December 31, 2024
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Other secured	$988	41%	$912	36%
Point-of-sale home improvement	552	23	623	25
Unsecured	441	19	437	17
Third-party point-of-sale	395	17	546	22
Total	$2,376	100%	$2,518	100%

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

Nonperforming assets were $805 million at September 30, 2025 compared to $860 million at December 31, 2024. At September 30, 2025, $4 million of nonaccrual loans were held for sale, compared to $7 million at December 31, 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.65% and 0.71% at September 30, 2025 and December 31, 2024, respectively. Nonaccrual loans and leases secured by real estate were 33% of nonaccrual loans and leases as of September 30, 2025 compared to 35% as of December 31, 2024.

Portfolio commercial nonaccrual loans and leases were $435 million at September 30, 2025, a decrease of $21 million from December 31, 2024. Portfolio residential mortgage and consumer nonaccrual loans were $333 million at September 30, 2025, a decrease of $34 million from December 31, 2024. Refer to Table 47 for a rollforward of portfolio nonaccrual loans and leases.

OREO and other repossessed property was $33 million and $30 million at September 30, 2025 and December 31, 2024, respectively. The Bancorp recognized gains of $6 million and $7 million on the transfer, sale or write-down of OREO properties for the three and nine months ended September 30, 2025, respectively, compared to losses of an immaterial amount and $1 million for the three and nine months ended September 30, 2024, respectively.

For the three and nine months ended September 30, 2025, approximately $20 million and $58 million, respectively, of interest income would have been recognized if the nonaccrual portfolio loans and leases had been current in accordance with their contractual terms, compared to $13 million and $48 million for the same periods in the prior year. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 46: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	September 30, 2025	December 31, 2024
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$393	374
Commercial mortgage loans	42	79
Commercial construction loans	—	1
Commercial leases	—	2
Residential mortgage loans	142	137
Home equity	72	70
Indirect secured consumer loans	61	55
Credit card	29	32
Solar energy installation loans	22	64
Other consumer loans	7	9
Total nonaccrual portfolio loans and leases(a)	$768	823
OREO and other repossessed property(c)	33	30
Total nonperforming portfolio assets	$801	853
Nonaccrual loans held for sale	4	7
Total nonperforming assets	$805	860
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$2	5
Commercial leases	—	1
Residential mortgage loans(b)	11	6
Credit card	16	20
Total portfolio loans and leases 90 days past due and still accruing	$29	32
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.65%	0.71
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.62	0.69
ACL as a percent of nonperforming portfolio loans and leases	314	302
ACL as a percent of nonperforming portfolio assets	302	291
(a)Includes $15 and $18 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of September 30, 2025 and December 31, 2024, respectively.
(b)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $159 as of September 30, 2025 and $163 as of December 31, 2024. The Bancorp recognized losses of an immaterial amount for both the three and nine months ended September 30, 2025 and losses of an immaterial amount and $1 for the three and nine months ended September 30, 2024 due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)Includes $15 and $12 of branch-related real estate no longer intended to be used for banking purposes as of September 30, 2025 and December 31, 2024, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 47: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$456	137	230	823
Transfers to nonaccrual status	602	46	246	894
Transfers to accrual status	(4)	(13)	(80)	(97)
Transfers to held for sale	(42)	—	—	(42)
Loan paydowns/payoffs	(152)	(26)	(69)	(247)
Transfers to OREO	—	(5)	(12)	(17)
Charge-offs	(439)	—	(126)	(565)
Draws/other extensions of credit	14	3	2	19
Balance, end of period	$435	142	191	768

TABLE 48: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$326	124	199	649
Transfers to nonaccrual status	350	49	260	659
Transfers to accrual status	(1)	(20)	(42)	(63)
Transfers to held for sale	(8)	—	—	(8)
Loan paydowns/payoffs	(131)	(20)	(51)	(202)
Transfers to OREO	—	(5)	(11)	(16)
Charge-offs	(203)	—	(135)	(338)
Draws/other extensions of credit	1	3	1	5
Balance, end of period	$334	131	221	686

Analysis of Net Loan Charge-offs
Net charge-offs were 109 bps and 48 bps of average portfolio loans and leases for the three months ended September 30, 2025 and 2024, respectively, and were 67 bps and 45 bps of average portfolio loans and leases for the nine months ended September 30, 2025 and 2024, respectively. Table 49 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 146 bps and 73 bps during the three and nine months ended September 30, 2025, respectively, compared to 40 bps and 35 bps during the same periods in the prior year primarily due to increases in net charge-offs on commercial and industrial loans of $202 million and $208 million for the three and nine months ended September 30, 2025, respectively, which included $178 million related to the impairment of an asset-backed finance commercial loan. The nine months ended September 30, 2025 also included an increase in net charge-offs on commercial mortgage loans of $15 million.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans decreased to 52 bps and 57 bps during the three and nine months ended September 30, 2025, respectively, compared to 62 bps during both the three and nine months ended September 30, 2024 primarily due to decreases in net charge-offs on other consumer loans of $3 million and $9 million for the three and nine months ended September 30, 2025, respectively, and decreases in net charge-offs on indirect secured consumer loans of $4 million and $7 million for the three and nine months ended September 30, 2025, respectively. These decreases were partially offset by increases in net charge-offs on solar energy installation loans of $2 million and $15 million during the three and nine months ended September 30, 2025, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 49: Summary of Credit Loss Experience
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Losses charged-off:
Commercial and industrial loans	$(280)	(80)	(419)	(203)
Commercial mortgage loans	(2)	—	(16)	—
Commercial leases	—	—	(4)	—
Residential mortgage loans	—	—	(1)	(2)
Home equity	(1)	(1)	(5)	(5)
Indirect secured consumer loans	(34)	(35)	(103)	(100)
Credit card	(20)	(21)	(62)	(67)
Solar energy installation loans	(20)	(16)	(65)	(44)
Other consumer loans(a)	(25)	(30)	(73)	(90)
Total losses charged-off	$(382)	(183)	(748)	(511)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$6	8	24	16
Commercial mortgage loans	1	—	1	—
Commercial leases	—	—	3	—
Residential mortgage loans	1	1	3	3
Home equity	2	1	5	5
Indirect secured consumer loans	16	13	47	37
Credit card	4	5	14	15
Solar energy installation loans	4	2	11	5
Other consumer loans(a)	9	11	26	34
Total recoveries of losses previously charged-off	$43	41	134	115
Net losses charged-off:
Commercial and industrial loans	$(274)	(72)	(395)	(187)
Commercial mortgage loans	(1)	—	(15)	—
Commercial leases	—	—	(1)	—
Residential mortgage loans	1	1	2	1
Home equity	1	—	—	—
Indirect secured consumer loans	(18)	(22)	(56)	(63)
Credit card	(16)	(16)	(48)	(52)
Solar energy installation loans	(16)	(14)	(54)	(39)
Other consumer loans	(16)	(19)	(47)	(56)
Total net losses charged-off	$(339)	(142)	(614)	(396)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	2.01%	0.55	0.98	0.48
Commercial mortgage loans	0.04	—	0.17	—
Commercial leases	(0.04)	(0.01)	0.05	(0.02)
Total commercial loans and leases	1.46%	0.40	0.73	0.35
Residential mortgage loans	(0.02)	(0.02)	(0.01)	(0.01)
Home equity	(0.05)	(0.02)	—	(0.02)
Indirect secured consumer loans	0.40	0.54	0.43	0.55
Credit card	3.70	3.74	3.87	3.98
Solar energy installation loans	1.47	1.44	1.68	1.33
Other consumer loans	2.51	3.00	2.50	2.77
Total consumer loans	0.52%	0.62	0.57	0.62
Total net losses charged-off as a percent of average portfolio loans and leases	1.09%	0.48	0.67	0.45
(a)The Bancorp recorded $4 and $15 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and nine months ended September 30, 2025, respectively, compared to $6 and $22 for the three and nine months ended September 30, 2024, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Allowance for Credit Losses
The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. The Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases (as adjusted for prepayments). In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The provision for the reserve for unfunded commitments is included in the provision for credit losses in the Condensed Consolidated Statements of Income.

For more information about the Bancorp’s methodology for determining the ACL, refer to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024, including the Critical Accounting Policies section and Allowance for Credit Losses subsection of the Risk Management section of MD&A and Note 1 of the Notes to Consolidated Financial Statements.

At both September 30, 2025 and December 31, 2024, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger near-term growth outlook while the less favorable outlook (Downside) depicted a moderate recession.

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

September 30, 2025 ACL
The ACL as of September 30, 2025 decreased $70 million from December 31, 2024 primarily driven by impacts of changes in loan portfolio mix. As of September 30, 2025, the Bancorp’s macroeconomic scenarios included estimates of the expected impacts of changes in economic conditions caused by forecasted interest rates and higher tariffs.

At September 30, 2025, the Bancorp assigned an 80% probability weighting to the Baseline scenario and 10% to each of the Upside and Downside scenarios. The Baseline scenario used in the September 30, 2025 ACL assumed that inflation rates peaked at around the same level and time as in the scenario used for the June 30, 2025 estimate. This reflects recent data and continued uncertainty that has arisen from changes in U.S. fiscal, tariff and immigration policies. This scenario assumed a peak rate of inflation of 3.6% in the third quarter of 2026, gradually returning to target in early 2027 and averaging 3.4% and 2.7% in 2026 and 2027, respectively. In response to fiscal tightening and high interest rates, this scenario also assumed that real GDP growth would be below trend until at least 2027 and the unemployment rate will increase modestly. The Baseline scenario assumed an average annual real GDP growth rate of 1.8% for 2025, followed by 1.5% in 2026 and 1.8% in 2027. The Baseline scenario also assumed an average unemployment rate of 4.2% for 2025, followed by 4.6% in 2026 and 4.7% in 2027. The Treasury rate environment is expected to be relatively stable with the 10-year yield remaining within a narrow projected range of 4.2% to 4.3% through 2027. Credit spreads are projected to expand from an average of 1.8% in 2025 and reach their peak level of 2.4% in late 2026. Lastly, the Baseline scenario assumed additional cuts to the target federal funds rate, with an average federal funds rate of 4.2% in 2025 that decreases to an average of 3.4% and 3.0% in 2026 and 2027, respectively.

The Upside scenario assumed that, on an average annual basis, the change in real GDP is 2.0% in 2025, 3.2% in 2026 and 2.2% in 2027. The Upside scenario also assumed an average unemployment rate of 4.1% in 2025, 3.7% in 2026 and 4.0% in 2027. In this scenario, 10-year Treasury yields are fairly stable, reaching a peak of 4.4% in the third quarter of 2026, while credit spreads are consistent with the Baseline scenario, peaking at 2.3% in the first quarter of 2027. In the Upside scenario, the forecast for federal funds rate cuts was generally consistent with the Baseline scenario.

The Downside scenario included significant worsening of economic conditions, causing the U.S. economy to fall into a recession in the fourth quarter of 2025. The Downside scenario assumed that real GDP declines from the third quarter of 2025 through the second quarter of 2026, with a cumulative decline of 2.6%, recovering to an average annualized GDP growth rate of 1.0% for the full year of 2027. The Downside scenario assumed an average unemployment rate of 4.7% in 2025, increasing to an average of 8.0% in 2026 and decreasing to an average of 7.8% in 2027. In this scenario, the 10-year Treasury yield increases to 4.7% in the first quarter of 2026, then drops to 3.4% by the end of 2026. Credit spreads also expand in this scenario, reaching a peak of 3.9% in the second quarter of 2026. In the Downside scenario, the forecast for the federal funds rate included steeper rate cuts than the Baseline scenario, with average target rates of 4.3% in 2025, followed by 3.4% and 1.3% in 2026 and 2027, respectively.

The Bancorp’s qualitative adjustments, as an overlay to the quantitative models, resulted in a net increase to the ACL as of September 30, 2025 and these qualitative adjustments increased from the qualitative factors used in the ACL as of June 30, 2025. These qualitative adjustments primarily reflect the Bancorp’s expectations that additional credit losses may be present in its portfolio loans and leases beyond what is predictable through the use of quantitative models. The qualitative adjustment for the commercial portfolio segment was primarily

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
driven by additional allowances for certain nonowner-occupied commercial loans secured by real estate, particularly loans secured by office buildings, based on current challenges in the commercial real estate market that are not fully reflected in the Bancorp’s quantitative models. These challenges include, but are not limited to, an imbalance between supply and demand in the market for commercial real estate properties and pressures on borrowers and property valuations resulting from elevated interest rates. Specific to office properties, the Bancorp has also observed industry data indicating that the office sector of the commercial real estate market continues to lag behind others in terms of property values, driven in part by lessened demand as a result of the increased prevalence of remote work across many professions.

The Bancorp’s quantitative credit loss models are sensitive to changes in economic forecast assumptions over the reasonable and supportable forecast period. Applying a 100% probability weighting to the Downside scenario rather than using the probability-weighted three scenario approach would result in an increase in the quantitative ACL of approximately $1.2 billion. This sensitivity calculation only reflects the impact of changing the probability weighting of the scenarios in the quantitative credit loss models and excludes any additional considerations associated with the qualitative component of the ACL that might be warranted if probability weights were adjusted.

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 50: Changes in Allowance for Credit Losses
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
ALLL:
Balance, beginning of period	$2,412	2,288	2,352	2,322
Losses charged-off(a)	(382)	(183)	(748)	(511)
Recoveries of losses previously charged-off(a)	43	41	134	115
Provision for loan and lease losses	192	159	527	379
Balance, end of period	$2,265	2,305	2,265	2,305
Reserve for unfunded commitments:
Balance, beginning of period	$146	137	134	166
Provision for (benefit from) the reserve for unfunded commitments	5	1	17	(28)
Balance, end of period	$151	138	151	138
(a)For the three and nine months ended September 30, 2025, the Bancorp recorded $4 and $15, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements, compared to $6 and $22 for the three and nine months ended September 30, 2024, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 51: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	September 30, 2025	December 31, 2024
Attributed ALLL:
Commercial and industrial loans	$829	728
Commercial mortgage loans	265	351
Commercial construction loans	70	59
Commercial leases	18	16
Residential mortgage loans	133	146
Home equity	98	106
Indirect secured consumer loans	299	311
Credit card	145	165
Solar energy installation loans	300	351
Other consumer loans	108	119
Total ALLL	$2,265	2,352
Portfolio loans and leases:
Commercial and industrial loans	$53,947	52,271
Commercial mortgage loans	11,932	12,246
Commercial construction loans	5,326	5,588
Commercial leases	3,218	3,188
Residential mortgage loans(a)	17,644	17,543
Home equity	4,678	4,188
Indirect secured consumer loans	17,885	16,313
Credit card	1,692	1,734
Solar energy installation loans	4,432	4,202
Other consumer loans	2,376	2,518
Total portfolio loans and leases	$123,130	119,791
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.54%	1.39
Commercial mortgage loans	2.22	2.87
Commercial construction loans	1.31	1.06
Commercial leases	0.56	0.50
Residential mortgage loans	0.75	0.83
Home equity	2.09	2.53
Indirect secured consumer loans	1.67	1.91
Credit card	8.57	9.52
Solar energy installation loans	6.77	8.35
Other consumer loans	4.55	4.73
Total ALLL as a percent of portfolio loans and leases	1.84%	1.96
Total ACL as a percent of portfolio loans and leases	1.96	2.08
(a)Includes residential mortgage loans measured at fair value of $107 at September 30, 2025 and $108 at December 31, 2024.

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

As of September 30, 2025, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel and non-parallel increases and decreases in interest rates. Risk appetite thresholds are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over 12-month and 24-month horizons. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as non-parallel shifts in rates, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve, and employs key risk indicators and early warning indicators to monitor and manage exposures under these types of scenarios. Additionally, the Bancorp routinely evaluates its exposures to changes in the basis between interest rates.

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

The following table shows the Bancorp’s estimated NII sensitivity profile and policy limits as of:

TABLE 52: Estimated NII Sensitivity Profile and Policy Limits
	September 30, 2025				September 30, 2024
	% Change in NII (FTE)		Policy Limit		% Change in NII (FTE)		Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(2.90)%	(2.93)	(6.00)	(7.00)	(3.89)%	(5.18)	(5.00)	(6.00)
+100 Ramp over 12 months	(1.28)	(0.83)	NA	NA	(1.90)	(2.45)	N/A	N/A
-100 Ramp over 12 months	0.64	(1.20)	NA	NA	1.06	0.57	N/A	N/A
-200 Ramp over 12 months	0.45	(4.83)	(6.00)	(7.00)	1.79	1.08	(5.00)	(6.00)

Table 52 presents the change in estimated net interest income for 12 month and 13-24 month horizons for alternative interest rate scenarios relative to the net interest income projection for a static rate scenario for those same time horizons. As previously mentioned, these numbers do not represent a forecast, but are instead risk measures that are monitored to evaluate the consolidated interest rate risk position of the Bancorp. At September 30, 2025, the Bancorp’s NII sensitivity in the rising-rate scenarios is negative in years one and two as interest expense is expected to increase more than interest income due to deposit repricing and balance migration estimates given the high interest rate environment. The Bancorp’s NII simulation projects an increase in NII in year one under the parallel 100 bps ramp decrease and 200 bps ramp decrease in interest rates driven by an expectation that deposits would reprice faster than earning assets. However, in year two, some deposits have reached their floors, but assets continue to reprice to lower rates, generating less NII. The changes in the estimated NII sensitivity profile compared to September 30, 2024 were primarily attributable to an improved deposit portfolio composition and a reduction in outstanding receive-fixed interest rate swaps partially offset by increases in fixed-rate loans.

Tables 53 and 54 provide the sensitivity of the Bancorp’s estimated NII profile at September 30, 2025 to changes to certain deposit balance and deposit repricing sensitivity (beta) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of September 30, 2025:

TABLE 53: Estimated NII Sensitivity Profile at September 30, 2025 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(3.75)%	(3.88)	(2.05)	(1.97)
+100 Ramp over 12 months	(2.05)	(1.63)	(0.52)	(0.03)
-100 Ramp over 12 months	0.06	(1.69)	1.23	(0.71)
-200 Ramp over 12 months	(0.05)	(5.16)	0.95	(4.49)
The following table includes the Bancorp’s estimated NII sensitivity profile with a 10% increase and a 10% decrease to the corresponding deposit beta assumptions as of September 30, 2025:

TABLE 54: Estimated NII Sensitivity Profile at September 30, 2025 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 10% Higher(a)		Betas 10% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(4.46)%	(5.89)	(1.35)	0.03
+100 Ramp over 12 months	(2.05)	(2.28)	(0.52)	0.61
-100 Ramp over 12 months	1.35	0.07	(0.06)	(2.49)
-200 Ramp over 12 months	1.78	(2.51)	(0.88)	(7.18)
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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 55: Estimated EVE Sensitivity Profile
	September 30, 2025		September 30, 2024
Change in Interest Rates (bps)	% Change in EVE	Policy Limit	% Change in EVE	Policy Limit
+200 Shock	(5.17)%	(12.00)	(4.50)%	(12.00)
+100 Shock	(2.16)	N/A	(1.78)	N/A
-100 Shock	0.58	N/A	0.87	N/A
-200 Shock	(1.32)	(12.00)	(1.55)	(12.00)

The EVE sensitivity is negative in both a +200 bps and +100 bps rising-rate scenario, positive in a -100 bps falling-rate scenario and negative in a -200 bps falling-rate scenario at September 30, 2025. The changes in the estimated EVE sensitivity profile from September 30, 2024 were primarily related to changes in forward interest rate expectations, an increase in fixed-rate loans and reduced wholesale funding, partially offset by the impacts of a shorter investment securities portfolio duration and both shorter remaining life and reduction in notional outstanding of receive-fixed interest rate swaps.

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

The following tables present additional information about the interest rate swaps used as qualifying hedging instruments in Fifth Third’s asset and liability management activities:

TABLE 56: Summary of Qualifying Hedging Instruments
			Weighted-Average
As of September 30, 2025 ($ in millions)	Notional Amount	Fair Value	Remaining Term (years)	Fixed Rate
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$6,850	(1)	5.9	3.11%
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	—	6.3	3.50
Interest rate swaps related to long-term debt – fair value – receive-fixed	4,205	(11)	4.7	5.24
Total interest rate swaps	$15,055	(12)

TABLE 57: Summary of Qualifying Hedging Instruments
			Weighted-Average
As of December 31, 2024 ($ in millions)	Notional Amount	Fair Value	Remaining Term (years)	Fixed Rate
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$11,000	(2)	5.7	3.05%
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	1,000	1	7.0	3.20
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	3	7.1	3.50
Interest rate swaps related to long-term debt – fair value – receive-fixed	4,955	(11)	4.7	5.04
Total interest rate swaps	$20,955	(9)
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

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.6 billion and $1.7 billion at September 30, 2025 and December 31, 2024, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates which may include the use of investment securities or derivative instruments. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information on derivative instruments used for this purpose.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2025 and December 31, 2024 was $959 million and $861 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and potential future exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

The available-for-sale debt and other securities and held-to-maturity securities portfolios had a fair value of $48.0 billion at September 30, 2025. From these portfolios, $7.7 billion in principal and interest payments are expected to be received in the next 12 months and an additional $6.9 billion is expected to be received in the next 13 to 24 months. For further information on the investment securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the ability to monetize loans, leases and investment securities through a variety of channels, including repurchase agreements, outright sales, securitizations or pledging to secured borrowing providers. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans, solar energy installation loans and other consumer loans are also capable of being securitized or sold. For the three and nine months ended September 30, 2025, the Bancorp sold loans and leases totaling $1.5 billion and $3.9 billion, respectively, compared to $1.4 billion and $3.2 billion during the three and nine months ended September 30, 2024, respectively. For further information, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided a sizable source of relatively stable and low-cost funds. Average core deposits and average shareholders’ equity funded 87% of the Bancorp’s average total assets for both the three and nine months ended September 30, 2025 and 86% and 85% for the three and nine months ended September 30, 2024, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2023, the Board of Directors authorized $10.0 billion of debt or other securities for issuance, of which $7.0 billion of debt or other securities were available for issuance as of September 30, 2025. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions.

As of September 30, 2025, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $20.2 billion was available for issuance. On January 28, 2025, the Bank issued and sold, under this program, $700 million of fixed-rate/floating-rate senior notes and $300 million of floating-rate senior notes, as further discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Additionally, at September 30, 2025, the Bank had approximately $69.6 billion of borrowing capacity available through secured borrowing sources, including the FRB and the FHLB.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Current Liquidity Position
The Bancorp maintains a strong liquidity profile driven by strong core deposit funding and over $100 billion in readily available liquidity. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for more information regarding the Bancorp’s deposit portfolio characteristics. The Bancorp maintains a liquidity profile focused on core deposit and stable long-term funding sources, while supplementing with a variety of secured and unsecured wholesale funding sources across the maturity spectrum, which allows for the effective management of concentration and rollover risk. The investment securities portfolio remains highly concentrated in liquid and readily marketable instruments and is a significant source of secured borrowing capacity via several monetization channels. As part of its liquidity management activities, the Bancorp maintains collateral at its secured funding providers to ensure immediate availability of funding. Additionally, the Bancorp routinely executes test trades to ensure operational readiness and market depth associated with its secured funding sources.

As of September 30, 2025, the Bancorp (parent company) had sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 27 months.

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

Credit ratings are summarized in Table 58. The ratings reflect the view of each rating agency on the capacity of the Bancorp and the Bank to meet financial commitments. As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 58: Agency Ratings
As of November 4, 2025	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Negative	Stable	Stable	Positive

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

Regulatory Capital Ratios
The Basel III Final Rule sets minimum regulatory capital ratios as well as defines the measure of “well-capitalized” for insured depository institutions. The following table presents these requirements as well as the actual ratios and amounts for the Bancorp and Bank as of:

TABLE 59: Regulatory Capital
	Regulatory Ratio Requirements		September 30, 2025		December 31, 2024(a)
($ in millions)	Minimum	Well-Capitalized	Ratio	Amount	Ratio	Amount
CET1 risk-based capital:
Fifth Third Bancorp	4.50%	N/A	10.57%	$17,645	10.57%	$17,339
Fifth Third Bank, National Association	4.50	6.50	12.95	21,470	12.86	20,943
Tier 1 risk-based capital:
Fifth Third Bancorp	6.00	6.00	11.63	19,415	11.86	19,455
Fifth Third Bank, National Association	6.00	8.00	12.95	21,470	12.86	20,943
Total risk-based capital:
Fifth Third Bancorp	8.00	10.00	13.54	22,619	13.86	22,746
Fifth Third Bank, National Association	8.00	10.00	14.19	23,533	14.19	23,116
Leverage:
Fifth Third Bancorp	4.00	N/A	9.24	19,415	9.22	19,455
Fifth Third Bank, National Association	4.00	5.00	10.31	21,470	10.02	20,943
Total risk-weighted assets:
Fifth Third Bancorp				166,999		164,102
Fifth Third Bank, National Association				165,810		162,895
Quarterly average assets for leverage:(b)
Fifth Third Bancorp				210,213		210,963
Fifth Third Bank, National Association				208,237		209,038
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

The following table presents additional capital ratios of the Bancorp as of:

TABLE 60: Additional Capital Ratios
	September 30, 2025	December 31, 2024
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	10.02%	9.40
Tangible equity as a percent of tangible assets(a)(b)	9.12	9.02
Tangible common equity as a percent of tangible assets(a)(b)	8.29	8.03
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

Redemption of Preferred Stock
On September 30, 2025, the Bancorp redeemed all 14,000 outstanding shares of its 4.500% fixed-rate reset non-cumulative perpetual preferred stock, Series L, and the corresponding depositary shares, pursuant to its terms and conditions. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information on the redemption of preferred stock.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.40 and $0.37 for the three months ended September 30, 2025 and 2024, respectively, and $1.14 and $1.07 for the nine months ended September 30, 2025 and 2024, respectively. Pursuant to the Bancorp’s Board-approved capital plan, during the nine months ended September 30, 2025, the Bancorp entered into and settled accelerated share repurchase transactions. After entering into a definitive merger agreement on October 5, 2025 to acquire Comerica Incorporated, the Bancorp announced that it would pause share repurchase activity until after the acquisition closes. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

The following table summarizes the monthly share repurchase activity for the three months ended September 30, 2025:

TABLE 61: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
July 1 - July 31, 2025	5,981,717	$43.71	5,926,098	94,073,902
August 1 - August 31, 2025	21,969	43.54	—	94,073,902
September 1 - September 30, 2025	1,033,318	43.78	1,003,254	93,070,648
Total	7,037,004	$43.72	6,929,352	93,070,648
(a)    Includes 107,652 shares repurchased during the third quarter of 2025 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	September 30,	December 31,
($ in millions, except share data)	2025	2024
Assets
Cash and due from banks	$2,901	3,014
Other short-term investments(a)	17,215	17,120
Available-for-sale debt and other securities (amortized cost of $39,617 and $43,878)	36,461	39,547
Held-to-maturity securities (fair value of $11,506 and $10,965)	11,498	11,278
Trading debt securities	1,266	1,185
Equity securities	287	341
Loans and leases held for sale (includes $565 and $574 of residential mortgage loans measured at fair value)	576	640
Portfolio loans and leases(a) (includes $107 and $108 of residential mortgage loans measured at fair value)	123,130	119,791
Allowance for loan and lease losses(a)	(2,265)	(2,352)
Portfolio loans and leases, net	120,865	117,439
Bank premises and equipment (includes $9 and $14 held for sale)	2,655	2,475
Operating lease equipment	379	319
Goodwill	4,947	4,918
Intangible assets	76	90
Servicing rights	1,601	1,704
Other assets(a)	12,176	12,857
Total Assets	$212,903	212,927
Liabilities
Deposits:
Noninterest-bearing deposits	$41,830	41,038
Interest-bearing deposits	124,739	126,214
Total deposits	166,569	167,252
Federal funds purchased	183	204
Other short-term borrowings	5,077	4,450
Accrued taxes, interest and expenses	1,943	2,137
Other liabilities(a)	4,347	4,902
Long-term debt(a)	13,677	14,337
Total Liabilities	$191,796	193,282
Equity
Common stock(b)	$2,051	2,051
Preferred stock(c)	1,770	2,116
Capital surplus	3,813	3,804
Retained earnings	25,057	24,150
Accumulated other comprehensive loss	(3,276)	(4,636)
Treasury stock(b)	(8,308)	(7,840)
Total Equity	$21,107	19,645
Total Liabilities and Equity	$212,903	212,927
(a)Includes $42 and $51 of other short-term investments, $649 and $1,000 of portfolio loans and leases, $(11) and $(19) of ALLL, $4 and $5 of other assets, $11 and $12 of other liabilities and $563 and $889 of long-term debt from consolidated VIEs that are included in their respective captions above at September 30, 2025 and December 31, 2024, respectively. For further information, refer to Note 7.
(b)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2025 – 660,973,454 (excludes 262,919,127 treasury shares), December 31, 2024 – 669,853,830 (excludes 254,038,751 treasury shares).
(c)500,000 shares of no par value preferred stock were authorized at both September 30, 2025 and December 31, 2024. There were 436,000 and 422,000 unissued shares of undesignated no par value preferred stock at September 30, 2025 and December 31, 2024, respectively. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both September 30, 2025 and December 31, 2024. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both September 30, 2025 and December 31, 2024. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except share data)	2025	2024	2025	2024
Interest Income
Interest and fees on loans and leases	$1,909	1,910	5,604	5,640
Interest on securities	444	461	1,354	1,374
Interest on other short-term investments	166	298	477	883
Total interest income	2,519	2,669	7,435	7,897
Interest Expense
Interest on deposits	750	968	2,226	2,880
Interest on federal funds purchased	2	2	7	8
Interest on other short-term borrowings	59	40	174	135
Interest on long-term debt	188	238	575	682
Total interest expense	999	1,248	2,982	3,705
Net Interest Income	1,520	1,421	4,453	4,192
Provision for credit losses	197	160	544	351
Net Interest Income After Provision for Credit Losses	1,323	1,261	3,909	3,841
Noninterest Income
Wealth and asset management revenue	181	163	519	483
Commercial payments revenue	157	154	462	453
Consumer banking revenue	144	143	428	418
Capital markets fees	115	111	294	301
Commercial banking revenue	87	93	247	267
Mortgage banking net revenue	58	50	171	154
Other noninterest income (loss)	29	(13)	86	18
Securities gains, net	10	10	17	23
Total noninterest income	781	711	2,224	2,117
Noninterest Expense
Compensation and benefits	685	690	2,132	2,099
Technology and communications	128	121	378	351
Net occupancy expense	89	81	260	251
Equipment expense	44	38	126	114
Loan and lease expense	39	34	105	96
Marketing expense	34	26	105	92
Card and processing expense	22	22	65	63
Other noninterest expense	226	232	664	741
Total noninterest expense	1,267	1,244	3,835	3,807
Income Before Income Taxes	837	728	2,298	2,151
Applicable income tax expense	188	155	507	457
Net Income	649	573	1,791	1,694
Dividends on preferred stock	41	41	114	121
Net Income Available to Common Shareholders	$608	532	1,677	1,573
Earnings per share - basic	$0.91	0.78	2.51	2.30
Earnings per share - diluted	$0.91	0.78	2.49	2.28
Average common shares outstanding - basic	666,426,892	680,895,306	669,405,202	684,462,327
Average common shares outstanding - diluted	670,877,546	686,108,625	673,631,736	689,263,426

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Net Income	$649	573	1,791	1,694
Other Comprehensive Income, Net of Tax:
Net unrealized losses on available-for-sale debt securities:
Unrealized holding gains arising during period	230	944	890	763
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	—	—	—	785
Reclassification adjustment for net losses included in net income	—	9	—	13
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	—	—	—	(785)
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	25	26	72	76
Net unrealized losses on cash flow hedge derivatives:
Unrealized holding gains (losses) arising during period	(19)	403	284	(22)
Reclassification adjustment for net losses included in net income	33	70	113	208
Defined benefit pension plans, net:
Net actuarial loss arising during the year	(1)	—	(1)	—
Reclassification of amounts to net periodic benefit costs	2	1	2	1
Other	—	2	—	2
Other comprehensive income, net of tax	270	1,455	1,360	1,041
Comprehensive Income	$919	2,028	3,151	2,735

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at June 30, 2024	$2,051	2,116	3,764	23,542	(4,901)	(7,346)	19,226
Net income				573			573
Other comprehensive income, net of tax					1,455		1,455
Cash dividends declared:
Common stock ($0.37 per share)				(254)			(254)
Preferred stock:
Series H ($551.08 per share)				(13)			(13)
Series I ($594.32 per share)				(11)			(11)
Series J ($557.29 per share)				(7)			(7)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Shares acquired for treasury						(202)	(202)
Impact of stock transactions under stock compensation plans, net			20			7	27
Balance at September 30, 2024	$2,051	2,116	3,784	23,820	(3,446)	(7,541)	20,784

Balance at June 30, 2025	$2,051	2,116	3,794	24,718	(3,546)	(8,009)	21,124
Net income				649			649
Other comprehensive income, net of tax					270		270
Cash dividends declared:
Common stock ($0.40 per share)				(269)			(269)
Preferred stock:
Series H ($484.84 per share)				(12)			(12)
Series I ($528.08 per share)				(9)			(9)
Series J ($491.05 per share)				(6)			(6)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Redemption of preferred stock, Series L		(346)		(4)			(350)
Shares acquired for treasury						(303)	(303)
Impact of stock transactions under stock compensation plans, net			19			4	23
Balance at September 30, 2025	$2,051	1,770	3,813	25,057	(3,276)	(8,308)	21,107

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2023	$2,051	2,116	3,757	22,997	(4,487)	(7,262)	19,172
Impact of cumulative effect of change in accounting principle				(10)			(10)
Balance at January 1, 2024	$2,051	2,116	3,757	22,987	(4,487)	(7,262)	19,162
Net income				1,694			1,694
Other comprehensive income, net of tax					1,041		1,041
Cash dividends declared:
Common stock ($1.07 per share)				(740)			(740)
Preferred stock:
Series H ($1,639.44 per share)				(39)			(39)
Series I ($1,768.22 per share)				(32)			(32)
Series J ($1,657.71 per share)				(20)			(20)
Series K ($928.13 per share)				(9)			(9)
Series L ($843.75 per share)				(12)			(12)
Class B, Series A ($45.00 per share)				(9)			(9)
Shares acquired for treasury						(327)	(327)
Impact of stock transactions under stock compensation plans, net			27			48	75
Balance at September 30, 2024	$2,051	2,116	3,784	23,820	(3,446)	(7,541)	20,784

Balance at December 31, 2024	$2,051	2,116	3,804	24,150	(4,636)	(7,840)	19,645
Net income				1,791			1,791
Other comprehensive income, net of tax					1,360		1,360
Cash dividends declared:
Common stock ($1.14 per share)				(770)			(770)
Preferred stock:
Series H ($1,441.19 per share)				(34)			(34)
Series I ($1,569.50 per share)				(28)			(28)
Series J ($1,459.39 per share)				(18)			(18)
Series K ($928.13 per share)				(9)			(9)
Series L ($843.75 per share)				(12)			(12)
Class B, Series A ($45.00 per share)				(9)			(9)
Redemption of preferred stock, Series L		(346)		(4)			(350)
Shares acquired for treasury						(529)	(529)
Impact of stock transactions under stock compensation plans, net			9			61	70
Balance at September 30, 2025	$2,051	1,770	3,813	25,057	(3,276)	(8,308)	21,107

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the nine months ended September 30,
($ in millions)	2025	2024
Operating Activities
Net income	$1,791	1,694
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	544	351
Depreciation, amortization and accretion	412	371
Stock-based compensation expense	135	133
Provision for deferred income taxes	43	8
Securities gains, net	(28)	(32)
MSR fair value adjustment	139	112
Net gains on sales of loans and fair value adjustments on loans held for sale	(52)	(30)
Proceeds from sales of loans held for sale	3,689	2,893
Loans originated or purchased for sale, net of repayments	(3,643)	(3,076)
Dividends representing return on equity method investments	31	32
Net change in:
Equity and trading debt securities	(93)	(75)
Other assets	823	637
Accrued taxes, interest and expenses and other liabilities	(206)	(93)
Net Cash Provided by Operating Activities	3,585	2,925
Investing Activities
Proceeds from sales:
AFS securities and other investments	4,723	443
Loans and leases	239	305
Bank premises and equipment	—	75
MSRs	—	5
Proceeds from repayments / maturities of AFS and HTM securities and other investments	5,065	3,987
Purchases:
AFS and HTM securities, equity method investments and other investments	(6,193)	(4,847)
Bank premises and equipment	(420)	(269)
Proceeds from settlement of BOLI	33	25
Proceeds from sales and dividends representing return of equity method investments	13	8
Net cash received for divestitures	—	6
Net cash paid on acquisitions	(36)	—
Net change in:
Other short-term investments	(95)	353
Portfolio loans and leases	(4,204)	(177)
Operating lease equipment	(114)	(18)
Net Cash Used in Investing Activities	(989)	(104)
Financing Activities
Net change in deposits	(683)	(572)
Net change in federal funds purchased and other short-term borrowings	(6)	521
Proceeds from short-term FHLB advances	4,700	500
Repayment of short-term FHLB advances	(4,100)	(2,500)
Proceeds from long-term debt issuances/advances	1,066	3,246
Repayment of long-term debt	(1,878)	(2,672)
Dividends paid on common and preferred stock	(866)	(887)
Repurchases of treasury stock and related forward contract	(525)	(325)
Redemption of preferred stock, Series L	(350)	—
Other	(67)	(59)
Net Cash Used in Financing Activities	(2,709)	(2,748)
(Decrease) Increase in Cash and Due from Banks	(113)	73
Cash and Due from Banks at Beginning of Period	3,014	3,142
Cash and Due from Banks at End of Period	$2,901	3,215
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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income, and changes in equity for the three and nine months ended September 30, 2025 and 2024 and the cash flows for the nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2024 has been derived from the Bancorp’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes, non-cash investing and financing activities as well as supplemental disclosures related to lease cash flows are presented in the following table for the nine months ended September 30:

($ in millions)	2025	2024
Cash Payments:
Interest	$3,094	3,795
Income taxes	120	126

Transfers:
Portfolio loans and leases to loans and leases held for sale	$173	333
Loans and leases held for sale to portfolio loans and leases	4	3
Portfolio loans and leases to OREO	17	16
Bank premises and equipment to OREO	14	7
Available-for-sale debt securities to held-to-maturity securities(a)	—	11,593

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$131	59
Net additions to lease liabilities under finance leases	29	45
Lease payments received for operating lease equipment	61	78

Cash Paid for Amounts Included in the Measurement of Lease Liabilities:(b)
Operating cash flows from operating leases	$72	71
Operating cash flows from finance leases	5	4
Financing cash flows from finance leases	13	14
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

Standard Adopted in 2025
The Bancorp adopted the following new accounting standard during the nine months ended September 30, 2025:

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

Significant Accounting Standards Issued but Not Yet Adopted
The following significant accounting standards were issued but not yet adopted by the Bancorp as of September 30, 2025:

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

ASU 2025-06 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, which modernizes the accounting for internal-use software by replacing the stage-based capitalization model with a principle-based framework. The amended guidance clarifies that capitalization begins when management authorizes funding and determines that it is probable the project will be completed and the software will be used as intended. The amended guidance is effective for the Bancorp on January 1, 2028 with early adoption permitted. The amendments should be applied on either a prospective, modified or retrospective basis. The Bancorp is in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

ASU 2025-07 – Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract
In September 2025, the FASB issued ASU 2025-07, which refines derivative accounting by introducing a scope exception for certain contracts with variables based on the specific operations or activities of one of the parties to the contract. The amended guidance also clarifies that share-based noncash consideration received from a customer in a revenue contract is initially accounted for under ASC 606, with other guidance applied only once the consideration becomes unconditional. The amended guidance is effective for the Bancorp on January 1, 2027, with early adoption permitted. The amendments should be applied on either a prospective or modified retrospective basis. The Bancorp does not expect the amended guidance to have a material impact on its Condensed Consolidated Financial Statements.

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

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

September 30, 2025 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,105	—	—	2,105
Mortgage-backed securities:
Agency residential mortgage-backed securities	8,102	12	(579)	7,535
Agency commercial mortgage-backed securities	22,812	4	(2,252)	20,564
Non-agency commercial mortgage-backed securities	3,163	1	(217)	2,947
Asset-backed securities and other debt securities	2,567	1	(126)	2,442
Other securities(a)	868	—	—	868
Total available-for-sale debt and other securities	$39,617	18	(3,174)	36,461
Held-to-maturity securities:(b)
U.S. Treasury and federal agencies securities	$2,421	15	—	2,436
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,133	13	(56)	5,090
Agency commercial mortgage-backed securities	3,942	41	(5)	3,978
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$11,498	69	(61)	11,506
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $362, $504 and $2, respectively, at September 30, 2025, that are carried at cost.
(b)The amortized cost basis includes a discount of $774 at September 30, 2025 pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

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

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	September 30, 2025	December 31, 2024
Trading debt securities	$1,266	1,185
Equity securities	287	341

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $144 million and $162 million at September 30, 2025 and December 31, 2024, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

In January 2024, the Bancorp transferred $12.6 billion (amortized cost basis) of investment securities from available-for-sale to held-to-maturity to reflect the Bancorp’s change in intent to hold these securities to maturity in order to reduce potential capital volatility associated with investment security market price fluctuations. AOCI included pretax unrealized losses of $994 million on these securities at the date of transfer. The unrealized losses that existed on the date of transfer will continue to be reported as a component of AOCI and will be amortized into income over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the discount resulting from the transfer recorded at fair value. The amortized cost basis of held-to-maturity securities included a discount of $774 million and $865 million at September 30, 2025 and December 31, 2024, respectively, pertaining to the unamortized portion of unrealized losses on the previously transferred securities, which are offset in AOCI.

The following table presents the components of net securities losses and gains recognized in the Condensed Consolidated Statements of Income:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Available-for-sale debt and other securities:
Realized gains	$3	—	9	4
Realized losses	(3)	—	(9)	—
Impairment losses	—	(11)	—	(21)
Net losses on available-for-sale debt and other securities	$—	(11)	—	(17)
Trading debt securities:
Net realized gains	—	1	—	—
Net unrealized gains	—	—	—	—
Net trading debt securities gains	$—	1	—	—
Equity securities:
Net realized (losses) gains	3	4	(2)	15
Net unrealized gains	7	16	19	25
Net equity securities gains	$10	20	17	40
Total gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$10	10	17	23
(a)Excludes $5 and $11 of net securities gains for the three and nine months ended September 30, 2025, respectively, and $7 and $9 of net securities gains for the three and nine months ended September 30, 2024, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These gains and losses are included in capital markets fees and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

The Bancorp recognized an immaterial amount of impairment losses on its available-for-sale debt and other securities for both the three and nine months ended September 30, 2025. The Bancorp recognized $11 million and $21 million of impairment losses on available-for-sale debt and other securities during the three and nine months ended September 30, 2024, respectively. These losses were included in securities gains, net, in the Condensed Consolidated Statements of Income and related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

At both September 30, 2025 and December 31, 2024, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during both the three and nine months ended September 30, 2025 and 2024.

At September 30, 2025 and December 31, 2024, investment securities with a fair value of $27.9 billion and $30.0 billion, respectively, were pledged to secure borrowing capacity, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of September 30, 2025 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$2,871	2,860	605	605
Due after 1 year through 5 years	13,192	12,567	2,795	2,820
Due after 5 years through 10 years	17,364	15,534	7,765	7,746
Due after 10 years	5,322	4,632	333	335
Other securities	868	868	—	—
Total	$39,617	36,461	11,498	11,506
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

The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
U.S. Treasury and federal agencies securities	$1,555	—	—	—	1,555	—
Agency residential mortgage-backed securities	894	(9)	4,655	(570)	5,549	(579)
Agency commercial mortgage-backed securities	62	(1)	20,290	(2,251)	20,352	(2,252)
Non-agency commercial mortgage-backed securities	—	—	2,811	(217)	2,811	(217)
Asset-backed securities and other debt securities	151	(1)	2,215	(125)	2,366	(126)
Total	$2,662	(11)	29,971	(3,163)	32,633	(3,174)
December 31, 2024
U.S. Treasury and federal agencies securities	$569	—	—	—	569	—
Agency residential mortgage-backed securities	1,061	(14)	4,566	(765)	5,627	(779)
Agency commercial mortgage-backed securities	157	(6)	20,536	(3,016)	20,693	(3,022)
Non-agency commercial mortgage-backed securities	183	(3)	3,984	(335)	4,167	(338)
Asset-backed securities and other debt securities	283	(11)	3,157	(187)	3,440	(198)
Total	$2,253	(34)	32,243	(4,303)	34,496	(4,337)

At September 30, 2025 and December 31, 2024, $25 million and $34 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	September 30, 2025	December 31, 2024
Loans and leases held for sale:
Commercial and industrial loans	$8	15
Commercial mortgage loans	—	22
Commercial construction loans	—	29
Residential mortgage loans	565	574
Credit card	3	—
Total loans and leases held for sale	$576	640
Portfolio loans and leases:
Commercial and industrial loans	$53,947	52,271
Commercial mortgage loans	11,932	12,246
Commercial construction loans	5,326	5,588
Commercial leases	3,218	3,188
Total commercial loans and leases	$74,423	73,293
Residential mortgage loans	$17,644	17,543
Home equity	4,678	4,188
Indirect secured consumer loans	17,885	16,313
Credit card	1,692	1,734
Solar energy installation loans	4,432	4,202
Other consumer loans	2,376	2,518
Total consumer loans	$48,707	46,498
Total portfolio loans and leases	$123,130	119,791

Portfolio loans and leases are recorded net of unearned income, which totaled $374 million and $380 million as of September 30, 2025 and December 31, 2024, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $549 million and $566 million at September 30, 2025 and December 31, 2024, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs associated with loans and valuation adjustments associated with loans measured at fair value. These items totaled a net discount of $206 million and $324 million as of September 30, 2025 and December 31, 2024, respectively, of which $887 million and $901 million of net discount was related to solar energy installation loans, respectively.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $15.0 billion and $15.1 billion as of September 30, 2025 and December 31, 2024, respectively, pledged to the FHLB, and loans of $59.5 billion and $55.3 billion as of September 30, 2025 and December 31, 2024, respectively, pledged to the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of net charge-offs (recoveries):

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Commercial and industrial loans	$274	72	395	187
Commercial mortgage loans	1	—	15	—
Commercial leases	—	—	1	—
Residential mortgage loans	(1)	(1)	(2)	(1)
Home equity	(1)	—	—	—
Indirect secured consumer loans	18	22	56	63
Credit card	16	16	48	52
Solar energy installation loans	16	14	54	39
Other consumer loans	16	19	47	56
Total net charge-offs	$339	142	614	396

The following table presents the income recognized related to leases where the Bancorp is the lessor:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
		2025	2024	2025	2024
Direct financing leases	Interest and fees on loans and leases	$10	10	29	29
Sales-type leases	Interest and fees on loans and leases	27	21	80	58
Operating leases	Commercial banking revenue	21	24	61	78

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

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended September 30, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,293	134	985	2,412
Losses charged-off(a)	(282)	—	(100)	(382)
Recoveries of losses previously charged-off(a)	7	1	35	43
Provision for (benefit from) loan and lease losses	164	(2)	30	192
Balance, end of period	$1,182	133	950	2,265
(a)The Bancorp recorded $4 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the three months ended September 30, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,113	136	1,039	2,288
Losses charged-off(a)	(80)	—	(103)	(183)
Recoveries of losses previously charged-off(a)	8	1	32	41
Provision for loan and lease losses	64	6	89	159
Balance, end of period	$1,105	143	1,057	2,305
(a)The Bancorp recorded $6 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the nine months ended September 30, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,154	146	1,052	2,352
Losses charged off(a)	(439)	(1)	(308)	(748)
Recoveries of losses previously charged off(a)	28	3	103	134
Provision for (benefit from) loan and lease losses	439	(15)	103	527
Balance, end of period	$1,182	133	950	2,265
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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of the ALLL and related loans and leases, classified by portfolio segment:

As of September 30, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$156	—	14	170
Collectively evaluated	1,026	133	936	2,095
Total ALLL	$1,182	133	950	2,265
Portfolio loans and leases:(b)
Individually evaluated	$380	137	105	622
Collectively evaluated	74,043	17,400	30,958	122,401
Total portfolio loans and leases	$74,423	17,537	31,063	123,023
(a)Includes $2 related to commercial leveraged leases at September 30, 2025.
(b)Excludes $107 of residential mortgage loans measured at fair value and includes $242 of commercial leveraged leases, net of unearned income, at September 30, 2025.

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

As of September 30, 2025 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial loans:
Pass	$2,693	2,328	953	2,007	881	621	41,272	50,755
Special mention	9	65	13	18	11	11	820	947
Substandard	39	67	83	155	45	30	1,706	2,125
Doubtful	—	—	—	—	6	—	114	120
Total commercial and industrial loans	$2,741	2,460	1,049	2,180	943	662	43,912	53,947
Commercial mortgage owner-occupied loans:
Pass	$873	676	639	687	555	473	1,667	5,570
Special mention	—	15	18	16	9	3	44	105
Substandard	69	24	38	33	26	14	160	364
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$942	715	695	736	590	490	1,871	6,039
Commercial mortgage nonowner-occupied loans:
Pass	$457	548	560	661	110	504	2,570	5,410
Special mention	—	—	47	19	—	—	72	138
Substandard	4	80	16	25	—	24	196	345
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$461	628	623	705	110	528	2,838	5,893
Commercial construction loans:
Pass	$55	2	—	—	27	—	4,419	4,503
Special mention	—	—	—	—	—	—	634	634
Substandard	—	—	—	—	—	—	189	189
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$55	2	—	—	27	—	5,242	5,326
Commercial leases:
Pass	$911	988	309	220	202	532	—	3,162
Special mention	—	10	3	—	—	—	—	13
Substandard	1	14	10	6	6	6	—	43
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$912	1,012	322	226	208	538	—	3,218
Total commercial loans and leases:
Pass	$4,989	4,542	2,461	3,575	1,775	2,130	49,928	69,400
Special mention	9	90	81	53	20	14	1,570	1,837
Substandard	113	185	147	219	77	74	2,251	3,066
Doubtful	—	—	—	—	6	—	114	120
Total commercial loans and leases	$5,111	4,817	2,689	3,847	1,878	2,218	53,863	74,423

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2024 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial loans:
Pass	$2,966	1,346	2,445	1,321	371	437	40,185	49,071
Special mention	15	13	22	1	3	9	1,055	1,118
Substandard	67	95	182	74	32	15	1,545	2,010
Doubtful	—	—	2	—	—	—	70	72
Total commercial and industrial loans	$3,048	1,454	2,651	1,396	406	461	42,855	52,271
Commercial mortgage owner-occupied loans:
Pass	$786	790	844	630	315	307	1,829	5,501
Special mention	8	9	23	7	—	3	31	81
Substandard	64	34	24	28	9	43	239	441
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$858	833	891	665	324	353	2,099	6,023
Commercial mortgage nonowner-occupied loans:
Pass	$710	751	769	170	263	408	2,698	5,769
Special mention	54	—	50	5	—	—	150	259
Substandard	38	27	9	—	—	2	119	195
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$802	778	828	175	263	410	2,967	6,223
Commercial construction loans:
Pass	$4	21	—	29	—	—	4,565	4,619
Special mention	—	—	—	—	—	—	756	756
Substandard	—	—	—	—	—	—	213	213
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$4	21	—	29	—	—	5,534	5,588
Commercial leases:
Pass	$1,532	335	281	311	137	517	—	3,113
Special mention	4	4	2	3	2	4	—	19
Substandard	—	11	12	4	3	26	—	56
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$1,536	350	295	318	142	547	—	3,188
Total commercial loans and leases:
Pass	$5,998	3,243	4,339	2,461	1,086	1,669	49,277	68,073
Special mention	81	26	97	16	5	16	1,992	2,233
Substandard	169	167	227	106	44	86	2,116	2,915
Doubtful	—	—	2	—	—	—	70	72
Total commercial loans and leases	$6,248	3,436	4,665	2,583	1,135	1,771	53,455	73,293

The following tables summarize the Bancorp’s gross charge-offs within the commercial portfolio segment, by class and vintage:

For the nine months ended September 30, 2025 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2025	2024	2023	2022	2021	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$1	9	23	6	3	1	376	419
Commercial mortgage owner-occupied loans	—	—	—	—	3	11	2	16
Commercial leases	—	—	1	1	—	2	—	4
Total commercial loans and leases	$1	9	24	7	6	14	378	439

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For the nine months ended September 30, 2024 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2024	2023	2022	2021	2020	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$1	2	15	1	1	—	183	203
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—	—	—
Total commercial loans and leases	$1	2	15	1	1	—	183	203

Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of September 30, 2025 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$53,738	91	118	209	53,947	2
Commercial mortgage owner-occupied loans	6,009	19	11	30	6,039	—
Commercial mortgage nonowner-occupied loans	5,888	—	5	5	5,893	—
Commercial construction loans	5,282	44	—	44	5,326	—
Commercial leases	3,203	15	—	15	3,218	—
Total portfolio commercial loans and leases	$74,120	169	134	303	74,423	2
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2024 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$52,098	90	83	173	52,271	5
Commercial mortgage owner-occupied loans	5,980	40	3	43	6,023	—
Commercial mortgage nonowner-occupied loans	6,215	6	2	8	6,223	—
Commercial construction loans	5,587	1	—	1	5,588	—
Commercial leases	3,167	18	3	21	3,188	1
Total portfolio commercial loans and leases	$73,047	155	91	246	73,293	6
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

The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both delinquency and performing versus nonperforming status:

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2025 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2025	2024	2023	2022	2021	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$1,336	2,084	928	2,731	4,230	6,049	—	—	17,358
30-89 days past due	—	3	1	3	8	15	—	—	30
90 days or more past due	—	1	2	1	3	3	—	—	10
Nonperforming	—	1	5	14	15	104	—	—	139
Total residential mortgage loans(b)	$1,336	2,089	936	2,749	4,256	6,171	—	—	17,537
Home equity:
Performing:
Current	$148	146	54	28	2	79	4,047	81	4,585
30-89 days past due	—	—	—	—	—	1	19	1	21
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	1	—	—	6	61	4	72
Total home equity	$148	146	55	28	2	86	4,127	86	4,678
Indirect secured consumer loans:
Performing:
Current	$6,493	4,885	2,087	2,232	1,458	548	—	—	17,703
30-89 days past due	17	24	23	30	18	9	—	—	121
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	3	9	13	18	12	6	—	—	61
Total indirect secured consumer loans	$6,513	4,918	2,123	2,280	1,488	563	—	—	17,885
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,630	—	1,630
30-89 days past due	—	—	—	—	—	—	17	—	17
90 days or more past due	—	—	—	—	—	—	16	—	16
Nonperforming	—	—	—	—	—	—	29	—	29
Total credit card	$—	—	—	—	—	—	1,692	—	1,692
Solar energy installation loans:
Performing:
Current	$599	754	1,956	1,050	1	31	—	—	4,391
30-89 days past due	1	3	10	5	—	—	—	—	19
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	2	12	7	—	1	—	—	22
Total solar energy installation loans	$600	759	1,978	1,062	1	32	—	—	4,432
Other consumer loans:
Performing:
Current	$198	122	267	405	155	231	949	25	2,352
30-89 days past due	1	1	3	5	2	3	2	—	17
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	2	3	—	—	1	1	7
Total other consumer loans	$199	123	272	413	157	234	952	26	2,376
Total residential mortgage and consumer loans:
Performing:
Current	$8,774	7,991	5,292	6,446	5,846	6,938	6,626	106	48,019
30-89 days past due	19	31	37	43	28	28	38	1	225
90 days or more past due	—	1	2	1	3	3	16	—	26
Nonperforming	3	12	33	42	27	117	91	5	330
Total residential mortgage and consumer loans(b)	$8,796	8,035	5,364	6,532	5,904	7,086	6,771	112	48,600
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2025, $70 of these loans were 30-89 days past due and $159 were 90 days or more past due. The Bancorp recognized losses of an immaterial amount during both the three and nine months ended September 30, 2025 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $107 of residential mortgage loans measured at fair value at September 30, 2025, including $2 of 30-89 days past due loans, $1 of 90 days or more past due loans and $3 of nonperforming loans.

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
due loans and $2 of nonperforming loans.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the Bancorp’s gross charge-offs within the residential mortgage and consumer portfolio segments, by class and vintage:

For the nine months ended September 30, 2025 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2025	2024	2023	2022	2021	Prior			Total
Residential mortgage loans	$—	—	—	—	—	1	—	—	1
Consumer loans:
Home equity	—	—	—	—	—	—	5	—	5
Indirect secured consumer loans	3	20	28	32	12	8	—	—	103
Credit card	—	—	—	—	—	—	62	—	62
Solar energy installation loans	1	9	36	19	—	—	—	—	65
Other consumer loans	—	3	11	17	6	9	26	1	73
Total residential mortgage and consumer loans	$4	32	75	68	18	18	93	1	309

For the nine months ended September 30, 2024 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2024	2023	2022	2021	2020	Prior			Total
Residential mortgage loans	$—	—	—	—	—	2	—	—	2
Consumer loans:
Home equity	—	—	—	—	—	1	4	—	5
Indirect secured consumer loans	3	25	38	19	7	8	—	—	100
Credit card	—	—	—	—	—	—	67	—	67
Solar energy installation loans	1	16	13	—	5	9	—	—	44
Other consumer loans	—	10	21	9	12	11	25	2	90
Total residential mortgage and consumer loans	$4	51	72	28	24	31	96	2	308

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	September 30, 2025	December 31, 2024
Commercial loans and leases:
Commercial and industrial loans	$328	325
Commercial mortgage owner-occupied loans	26	63
Commercial mortgage nonowner-occupied loans	5	4
Commercial construction loans	—	1
Commercial leases	—	2
Total commercial loans and leases	$359	395
Residential mortgage loans	137	131
Consumer loans:
Home equity	69	66
Indirect secured consumer loans	36	30
Total consumer loans	$105	96
Total portfolio loans and leases	$601	622

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	September 30, 2025			December 31, 2024
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$351	42	393	265	109	374
Commercial mortgage owner-occupied loans	14	22	36	52	23	75
Commercial mortgage nonowner-occupied loans	4	2	6	—	4	4
Commercial construction loans	—	—	—	—	1	1
Commercial leases	—	—	—	2	—	2
Total nonaccrual portfolio commercial loans and leases	$369	66	435	319	137	456
Residential mortgage loans	66	76	142	57	80	137
Consumer loans:
Home equity	20	52	72	21	49	70
Indirect secured consumer loans	52	9	61	48	7	55
Credit card	29	—	29	32	—	32
Solar energy installation loans	22	—	22	64	—	64
Other consumer loans	7	—	7	9	—	9
Total nonaccrual portfolio consumer loans	$130	61	191	174	56	230
Total nonaccrual portfolio loans and leases(a)(b)	$565	203	768	550	273	823
OREO and other repossessed property	—	33	33	—	30	30
Total nonperforming portfolio assets(a)(b)	$565	236	801	550	303	853
(a)Excludes $4 and $7 of nonaccrual loans held for sale as of September 30, 2025 and December 31, 2024, respectively.
(b)Includes $15 and $18 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of September 30, 2025 and December 31, 2024, respectively.

The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the three and nine months ended September 30, 2025 and 2024.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $100 million and $94 million as of September 30, 2025 and December 31, 2024, respectively.

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

Portfolio loans with an amortized cost basis of $349 million and $184 million as of September 30, 2025 and 2024, respectively, were modified during the three months ended September 30, 2025 and 2024, respectively, and $609 million and $373 million were modified during the nine months ended September 30, 2025 and 2024, respectively, for borrowers experiencing financial difficulty, as further discussed in the following sections. These modifications for the three months ended September 30, 2025 and 2024 represented 0.28% and 0.16%, respectively, of total portfolio loans and leases as of September 30, 2025 and 2024, respectively, and 0.49% and 0.32% for the nine months ended September 30, 2025 and 2024, respectively. These amounts excluded $18 million and $19 million for the three months ended September 30, 2025 and 2024, respectively, and $42 million for both the nine months ended September 30, 2025 and 2024 of consumer and residential mortgage loans which have been granted a concession under provisions of the Federal Bankruptcy Act and are monitored

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
separately from loans modified under the Bancorp’s loan modification programs. As of September 30, 2025 and December 31, 2024, the Bancorp had commitments of $106 million and $88 million, respectively, to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the twelve months ended September 30, 2025 and December 31, 2024, respectively.

Commercial portfolio segment
Commercial loan modifications are individually negotiated and may vary depending on the borrower’s financial situation, but the Bancorp most commonly utilizes term extensions for periods of three to twelve months. The Bancorp may also consider offering commercial borrowers interest rate reductions or payment delays, which may be combined with a term extension.

The following tables present the amortized cost basis as of September 30, 2025 and 2024 of the Bancorp’s commercial portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended September 30, 2025 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$137	—	—	—	137	0.25
Commercial mortgage owner-occupied loans	64	11	—	—	75	1.24
Commercial mortgage nonowner-occupied loans	65	—	—	3	68	1.15
Commercial construction loans	—	—	28	—	28	0.53
Total commercial portfolio loans	$266	11	28	3	308	0.43

For the three months ended September 30, 2024 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$84	2	19	—	105	0.21
Commercial mortgage owner-occupied loans	11	—	—	—	11	0.20
Commercial mortgage nonowner-occupied loans	28	—	—	—	28	0.47
Commercial construction loans	6	—	—	—	6	0.10
Total commercial portfolio loans	$129	2	19	—	150	0.22

For the nine months ended September 30, 2025 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$193	3	40	1	237	0.44
Commercial mortgage owner-occupied loans	100	11	1	—	112	1.85
Commercial mortgage nonowner-occupied loans	65	—	—	3	68	1.15
Commercial construction loans	46	—	44	—	90	1.69
Total commercial portfolio loans	$404	14	85	4	507	0.71

For the nine months ended September 30, 2024 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$164	20	23	1	208	0.41
Commercial mortgage owner-occupied loans	25	—	1	—	26	0.48
Commercial mortgage nonowner-occupied loans	28	—	—	—	28	0.47
Commercial construction loans	6	—	—	—	6	0.10
Total commercial portfolio loans	$223	20	24	1	268	0.39

Residential mortgage portfolio segment
The Bancorp has established residential mortgage loan modification programs which define the type of modifications available as well as the eligibility criteria for borrowers. The designs of the Bancorp’s modification programs for residential mortgage loans are similar to those utilized by the various GSEs. The Bancorp may offer a term extension for up to 480 months from the modification date, combined with a change in interest rate to a fixed rate (which may be an increase or decrease from the rate in the original loan). As part of these modifications, the Bancorp may capitalize delinquent amounts due at the time of the modification into the principal balance of the loan when determining its modified payment structure. For loans where the modification results in a new monthly payment amount, borrowers may be required to complete a trial period before the loan is permanently modified. The Bancorp also offers payment delay modifications to qualified borrowers which allow either the delay of repayment for delinquent amounts due until maturity or capitalization of delinquent amounts due into the principal balance of the loan. The number of monthly payments delayed varies by borrower but is most commonly within a range of six to twelve months.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the amortized cost basis as of September 30, 2025 and 2024 of the Bancorp’s residential mortgage portfolio loans that were modified for borrowers experiencing financial difficulty, by type of modification:

	September 30, 2025		September 30, 2024
For the three months ended ($ in millions)	Total	% of Total Class	Total	% of Total Class
Payment delay	$—	—	$1	0.01
Term extension and payment delay	21	0.12	17	0.10
Term extension, interest rate reduction and payment delay	8	0.05	4	0.02
Total residential mortgage portfolio loans	$29	0.16	$22	0.13

	September 30, 2025		September 30, 2024
For the nine months ended ($ in millions)	Total	% of Total Class	Total	% of Total Class
Payment delay	$1	0.01	$5	0.03
Term extension and payment delay	57	0.32	61	0.36
Term extension, interest rate reduction and payment delay	14	0.08	8	0.05
Total residential mortgage portfolio loans	$72	0.41	$74	0.43

The Bancorp had $3 million and $4 million of trial modifications to residential mortgage loans outstanding as of September 30, 2025 and 2024, respectively, which are excluded from the completed modification activity in the table above. These trial modifications will be reported as completed modifications once the borrower satisfies the applicable contingencies in the modification agreement and the loan is contractually modified to make the modified terms permanent.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost basis as of September 30, 2025 and 2024 of the Bancorp’s consumer portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended September 30, 2025 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$—	—	1	4	5	0.11
Credit card	6	—	—	—	6	0.35
Solar energy installation loans	—	—	—	—	—	—
Other consumer loans	—	1	—	—	1	0.04
Total consumer portfolio loans	$6	1	—	4	12	0.04

For the three months ended September 30, 2024 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$1	—	—	3	4	0.10
Credit card	7	—	—	—	7	0.41
Solar energy installation loans	—	—	—	—	—	—
Other consumer loans	—	1	—	—	1	0.04
Total consumer portfolio loans	$8	1	—	3	12	0.04

For the nine months ended September 30, 2025 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$1	—	1	9	11	0.24
Credit card	14	—	—	—	14	0.83
Solar energy installation loans	—	2	—	—	2	0.05
Other consumer loans	—	3	—	—	3	0.13
Total consumer portfolio loans	$15	5	1	9	30	0.10

For the nine months ended September 30, 2024 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$3	—	1	7	11	0.27
Credit card	17	—	—	—	17	1.00
Solar energy installation loans	—	—	—	—	—	—
Other consumer loans	—	3	—	—	3	0.12
Total consumer portfolio loans	$20	3	1	7	31	0.11

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Financial effects of loan modifications
The following tables present the financial effects of the Bancorp’s significant types of portfolio loan modifications to borrowers experiencing financial difficulty, by portfolio class:

For the three months ended September 30,
	Financial Effects	2025	2024
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions	8 months	5 months
	Weighted-average length of payment delay	N/A	21 months
Commercial mortgage owner- occupied loans	Weighted-average length of term extensions	5 months	6 months
	Weighted-average length of payment delay	4 months	N/A
Commercial mortgage nonowner- occupied loans	Weighted-average length of term extensions	5 months	5 months
Commercial construction loans	Weighted-average length of term extensions	N/A	5 months
	Weighted-average length of payment delay	6 months	N/A
Residential mortgage loans	Weighted-average length of term extensions	8.9 years	9.6 years
	Weighted-average interest rate reduction	From 7.0% to 6.6%	From 7.5% to 6.8%
	Approximate amount of payment delays as a percentage of the related loan balances	11%	13%
Consumer loans:
Home equity	Weighted-average length of term extensions	22.9 years	22.9 years
	Weighted-average interest rate reduction	From 8.6% to 6.9%	From 9.0% to 7.3%
	Approximate amount of payment delays as a percentage of the related loan balances	7%	5%
Credit card	Weighted-average interest rate reduction	From 23.0% to 3.9%	From 23.8% to 4.2%

For the nine months ended September 30,
	Financial Effects	2025	2024
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions	13 months	9 months
	Weighted-average length of payment delay	14 months	13 months
Commercial mortgage owner- occupied loans	Weighted-average length of term extensions	6 months	13 months
	Weighted-average length of payment delay	4 months	N/A
Commercial mortgage nonowner- occupied loans	Weighted-average length of term extensions	8 months	7 months
Commercial construction loans	Weighted-average length of term extensions	12 months	9 months
	Weighted-average length of payment delay	6 months	N/A
Residential mortgage loans	Weighted-average length of term extensions	9.6 years	10.0 years
	Weighted-average interest rate reduction	From 7.2% to 6.9%	From 7.7% to 7.0%
	Approximate amount of payment delays as a percentage of the related loan balances	11%	12%
Consumer loans:
Home equity	Weighted-average length of term extensions	20.8 years	24.0 years
	Weighted-average interest rate reduction	From 8.6% to 7.0%	From 9.0% to 7.2%
	Approximate amount of payment delays as a percentage of the related loan balances	7%	5%
Credit card	Weighted-average interest rate reduction	From 23.1% to 4.0%	From 23.8% to 4.1%

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Credit quality of modified loans
The Bancorp closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following tables present the amortized cost basis as of September 30, 2025 and 2024 for the Bancorp’s portfolio loans that were modified during the twelve months ended September 30, 2025 and 2024, respectively, for borrowers experiencing financial difficulty, by age and portfolio class:

September 30, 2025 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$226	2	18	246
Commercial mortgage owner-occupied loans	112	—	—	112
Commercial mortgage nonowner-occupied loans	117	—	—	117
Commercial construction loans	69	44	—	113
Residential mortgage loans	62	13	13	88
Consumer loans:
Home equity	14	1	1	16
Credit card(a)	13	3	2	18
Solar energy installation loans	2	—	—	2
Other consumer loans	4	—	—	4
Total portfolio loans	$619	63	34	716
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

September 30, 2024 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$196	13	10	219
Commercial mortgage owner-occupied loans	26	—	—	26
Commercial mortgage nonowner-occupied loans	67	—	—	67
Commercial construction loans	6	—	—	6
Residential mortgage loans	66	15	13	94
Consumer loans:
Home equity	13	1	1	15
Credit card(a)	16	3	3	22
Solar energy installation loans	1	—	—	1
Other consumer loans	3	—	—	3
Total portfolio loans	$394	32	27	453
(a)Credit card loans continue to be reported as delinquent after modification as they are not returned to current status until the borrower demonstrates a willingness and ability to repay the loan according to its modified terms.

The Bancorp considers modifications to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms as subsequently defaulted. The following tables present the amortized cost basis as of September 30, 2025 and 2024 of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the three months ended September 30, 2025 and 2024, respectively, and were within twelve months of the modification date:

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2025 ($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$1	—	18	—	—	—	19
Commercial mortgage owner-occupied loans	—	—	—	—	11	—	11
Residential mortgage loans	—	—	—	—	9	4	13
Consumer loans:
Home equity	—	—	—	—	—	1	1
Credit card	—	1	—	—	—	—	1
Total portfolio loans	$1	1	18	—	20	5	45

September 30, 2024 ($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$2	—	3	—	2	—	7
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	—
Residential mortgage loans	—	—	1	—	10	2	13
Consumer loans:
Home equity	—	—	—	—	—	1	1
Credit card	—	4	—	—	—	—	4
Total portfolio loans	$2	4	4	—	12	3	25

The following tables present the amortized cost basis as of September 30, 2025 and 2024 of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the nine months ended September 30, 2025 and 2024, respectively, and were within twelve months of the modification date:

September 30, 2025 ($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$1	—	45	—	2	—	48
Commercial mortgage owner-occupied loans	—	—	—	—	11	—	11
Residential mortgage loans	—	—	—	—	22	7	29
Consumer loans:
Home equity	—	1	—	—	—	1	2
Credit card	—	6	—	—	—	—	6
Total portfolio loans	$1	7	45	—	35	8	96

September 30, 2024 ($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$10	—	5	1	8	—	24
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	—
Residential mortgage loans	—	—	2	—	25	2	29
Consumer loans:
Home equity	—	1	—	—	—	1	2
Credit card	—	8	—	—	—	—	8
Total portfolio loans	$10	9	7	1	33	3	63

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to an automobile loan securitization and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities recorded on the Condensed Consolidated Balance Sheets for these consolidated VIEs as of:

($ in millions)	September 30, 2025	December 31, 2024
Assets:
Other short-term investments	$42	51
Indirect secured consumer loans	620	967
Solar energy installation loans	29	33
ALLL	(11)	(19)
Other assets	4	5
Total assets	$684	1,037
Liabilities:
Other liabilities	$11	12
Long-term debt	563	889
Total liabilities	$574	901

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
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

September 30, 2025 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,295	741	2,344
Private equity investments	313	—	571
Loans provided to VIEs	4,755	—	8,155
Lease pool entities	22	—	22
Solar loan securitizations	7	—	7

December 31, 2024 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,179	741	2,224
Private equity investments	268	—	487
Loans provided to VIEs	4,711	—	7,529
Lease pool entities	30	—	30
Solar loan securitizations	8	—	8

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

At September 30, 2025 and December 31, 2024, the Bancorp’s CDC investments included $2.1 billion and $2.0 billion, respectively, of tax credit program investments accounted for under the proportional amortization method. The unfunded commitments related to these investments were $741 million at both September 30, 2025 and December 31, 2024. The unfunded commitments as of September 30, 2025 are expected to be funded from 2025 to 2042.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the impacts to the Condensed Consolidated Statements of Income related to the Bancorp’s tax credit program investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2025	2024	2025	2024
Proportional amortization	Applicable income tax expense	$54	50	160	150
Tax credits and other benefits(b)	Applicable income tax expense	(71)	(67)	(199)	(190)
Changes in carrying amounts of equity method investments(c)	Other noninterest expense	2	2	6	6
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and nine months ended September 30, 2025 and 2024.
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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investment funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented in previous tables. Also, at September 30, 2025 and December 31, 2024, the Bancorp’s unfunded commitment amounts to the private equity funds were $258 million and $219 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $11 million and $13 million during the three months ended September 30, 2025 and 2024, respectively, and $42 million and $38 million during the nine months ended September 30, 2025 and 2024, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of September 30, 2025 and December 31, 2024, the Bancorp’s unfunded commitments to these entities were $3.4 billion and $2.8 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales
The Bancorp sold residential mortgage loans during the three and nine months ended September 30, 2025 and 2024. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Residential mortgage loan sales(a)	$1,379	1,327	3,554	2,802

Origination fees and gains on loan sales	22	18	56	50
Gross mortgage servicing fees	73	77	219	233
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the nine months ended September 30:

($ in millions)	2025	2024
Balance, beginning of period	$1,704	1,737
Servicing rights originated	36	36
Servicing rights sold	—	(5)
Changes in fair value:
Due to changes in inputs or assumptions(a)	(24)	1
Other changes in fair value(b)	(115)	(113)
Balance, end of period	$1,601	1,656
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

The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended September 30, 2025 and 2024 were as follows:

	September 30, 2025			September 30, 2024
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	5.9	13.4%	481	5.8	15.4%	494

At September 30, 2025 and December 31, 2024, the Bancorp serviced $89.6 billion and $94.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the MSR portfolio was 3.84% and 3.79% at September 30, 2025 and December 31, 2024, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
At September 30, 2025, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)			Prepayment Speed Assumption				OAS Assumption
	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,598	8.0	6.9%	$(38)	(75)	(172)	441	$(33)	(65)
Adjustable-rate	3	4.6	18.9	—	(1)	(2)	714	—	—
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

As of September 30, 2025 and December 31, 2024, the balance of collateral held by the Bancorp for derivative assets was $513 million and $947 million, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $302 million and $403 million as of September 30, 2025 and December 31, 2024, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of September 30, 2025 and December 31, 2024, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $7 million and $4 million, respectively.

As of September 30, 2025 and December 31, 2024, the balance of collateral posted by the Bancorp, as either initial margin or due to changes in fair value of the related derivative contracts, was $988 million and $1.1 billion, respectively. Additionally, as of September 30, 2025 and December 31, 2024, $381 million and $1.2 billion of variation margin payments, respectively, were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both September 30, 2025 and December 31, 2024, the fair value of the additional collateral that could be required to be posted as a result of the credit risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

		Fair Value
September 30, 2025 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$4,205	1	12
Total fair value hedges		1	12
Cash flow hedges:
Interest rate swaps related to C&I loans	6,850	—	1
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	—	—
Total cash flow hedges		—	1
Total derivatives designated as qualifying hedging instruments		1	13
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	4,750	10	2
Forward contracts related to residential mortgage loans measured at fair value(a)	1,412	2	5
Swap associated with the sale of Visa, Inc. Class B Shares	2,627	—	150
Foreign exchange contracts	124	1	—
Interest-only strips	24	—	—
Interest rate contracts for LIBOR transition	597	—	—
Other	48	—	—
Total free-standing derivatives – risk management and other business purposes		13	157
Free-standing derivatives – customer accommodation:
Interest rate contracts(b)	81,917	481	585
Interest rate lock commitments	562	8	—
Commodity contracts	17,379	667	672
TBA securities	28	—	—
Foreign exchange contracts	29,158	667	628
Total free-standing derivatives – customer accommodation		1,823	1,885
Total derivatives not designated as qualifying hedging instruments		1,836	2,042
Total		$1,837	2,055
(a)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments in addition to certain portfolio residential mortgage loans measured at fair value.
(b)Derivative assets and liabilities are presented net of variation margin of $132 and $33, respectively.

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

The following table reflects the changes in fair value of interest rate contracts, designated as fair value hedges and the changes in fair value of the related hedged items attributable to the risk being hedged, as well as the line items in the Condensed Consolidated Statements of Income in which the corresponding gains or losses are recorded:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2025	2024	2025	2024
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$14	190	120	76
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(14)	(190)	(120)	(76)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	September 30, 2025	December 31, 2024
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$4,210	4,838
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	17	(103)
Available-for-sale debt and other securities:
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(8)	(9)

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. As of September 30, 2025, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 76 months.

Reclassified gains and losses on interest rate contracts related to commercial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of September 30, 2025 and December 31, 2024, respectively, $257 million and $654 million of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of September 30, 2025, $171 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge designations or the addition of other hedges subsequent to September 30, 2025.

During both the three and nine months ended September 30, 2025 and 2024, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Amount of pre-tax net gains (losses) recognized in OCI	$(25)	530	373	(29)
Amount of pre-tax net losses reclassified from OCI into net income	(43)	(91)	(149)	(270)

Free-Standing Derivative Instruments – Risk Management and Other Business Purposes
The net (losses) gains recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2025	2024	2025	2024
Interest rate contracts:
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	3	45	35	(17)
Forward contracts related to residential mortgage loans measured at fair value	Mortgage banking net revenue	(6)	(7)	(18)	(1)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	3	(1)	(2)	5
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(18)	(47)	(37)	(87)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp typically only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The total notional amount of the risk participation agreements was $3.0 billion and $3.2 billion at September 30, 2025 and December 31, 2024, respectively, and the fair value was a liability of $4 million and $5 million at September 30, 2025 and December 31, 2024, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2025	2024	2025	2024
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Capital market fees	$9	9	24	20
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	(4)	(5)	—
Interest rate lock commitments	Mortgage banking net revenue	19	17	45	37
Commodity contracts:
Commodity contracts for customers (contract revenue)	Capital market fees	3	3	13	11
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	—	—	1
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Capital market fees	17	18	55	57
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	4	(16)	(29)	(13)

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of September 30, 2025
Derivative assets	$1,829	(1,004)	(203)	622
Derivative liabilities	2,055	(1,004)	(189)	862
As of December 31, 2024
Derivative assets	$2,470	(1,378)	(573)	519
Derivative liabilities	2,798	(1,378)	(193)	1,227
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

10. Other Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	September 30, 2025	December 31, 2024
FHLB advances	$4,700	4,100
Securities sold under repurchase agreements	309	273
Derivative collateral	—	19
Other borrowed money	68	58
Total other short-term borrowings	$5,077	4,450

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and may be collateralized by securities included in available-for-sale debt and other securities or held-to-maturity securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both September 30, 2025 and December 31, 2024, all securities sold under repurchase agreements were secured by agency mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

At both September 30, 2025 and December 31, 2024, the Bancorp’s other borrowed money primarily included obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp is required to recognize both the loan and the repurchase liability, regardless of the intent to repurchase the loans.

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

12. Capital Actions

Redemption of Preferred Stock
On September 30, 2025, the Bancorp redeemed all 14,000 outstanding shares of its 4.500% fixed-rate reset non-cumulative perpetual preferred stock, Series L, and the corresponding depositary shares, pursuant to its terms and conditions. Prior to the redemption, the dividend rate on the Series L preferred stock was set to reach its first dividend reset date at which time the dividend would have reset to the five-year U.S. Treasury rate plus 4.215%. The redemption of the Series L preferred stock resulted in a reduction to net income available to common shareholders of $4 million, which was recognized as incremental dividends on preferred stock in the Bancorp’s Condensed Consolidated Statements of Income.
Accelerated Share Repurchase Transactions
During the nine months ended September 30, 2025, the Bancorp entered into and settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the respective terms of each repurchase agreement. Each accelerated share repurchase was treated as two separate transactions: (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into and settled during the nine months ended September 30, 2025:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
January 23, 2025	$225	4,353,517	888,865	5,242,382	March 5, 2025
July 21, 2025(a)	300	5,926,098	1,003,254	6,929,352	September 29, 2025
(a)This accelerated share repurchase transaction consisted of two supplemental confirmations, each with a notional amount of $150 million.

The Bancorp increased the cost basis of shares repurchased during the nine months ended September 30, 2025 by $4 million as a result of the excise tax on share repurchases.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	September 30, 2025	December 31, 2024
Commitments to extend credit	$82,736	80,680
Letters of credit	2,102	1,952
Forward contracts related to residential mortgage loans measured at fair value	1,412	881
Capital commitments for private equity investments	258	219
Capital expenditures	165	80
Purchase obligations	6	27

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2025 and December 31, 2024, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $151 million and $134 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2025	December 31, 2024
Pass	$81,006	78,734
Special mention	701	850
Substandard	987	1,095
Doubtful	42	1
Total commitments to extend credit	$82,736	80,680

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of September 30, 2025:

($ in millions)
Less than 1 year(a)	$1,173
1 - 5 years(a)	928
Over 5 years	1
Total letters of credit	$2,102
(a)Includes $12 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and $2 that expire between 1 - 5 years.

Standby letters of credit accounted for approximately 99% of total letters of credit at both September 30, 2025 and December 31, 2024 and are considered guarantees in accordance with U.S. GAAP. Approximately 78% and 76% of the total standby letters of credit were collateralized as of September 30, 2025 and December 31, 2024, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
commitments, was $8 million and $12 million at September 30, 2025 and December 31, 2024, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2025	December 31, 2024
Pass	$1,956	1,779
Special mention	36	60
Substandard	106	110
Doubtful	4	3
Total letters of credit	$2,102	1,952

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

As of both September 30, 2025 and December 31, 2024, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $5 million included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of September 30, 2025 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $8 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

During both the three months ended September 30, 2025 and 2024, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $3 million and $2 million, respectively, in outstanding principal of loans to satisfy investor demands. During both the nine months ended September 30, 2025 and 2024, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $13 million and $17 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended September 30, 2025 and 2024 were $10 million and $8 million, respectively. Total repurchase demand requests during the nine months ended September 30, 2025 and 2024 were $27 million and $36 million, respectively. Total outstanding repurchase demand inventory was $9 million and $7 million at September 30, 2025 and December 31, 2024, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $22 million and $16 million at September 30, 2025 and December 31, 2024, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both September 30, 2025 and December 31, 2024.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through September 30, 2025, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $150 million at September 30, 2025 and $170 million at December 31, 2024, respectively. Refer to Note 9 and Note 18 for further information.

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

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12
Q4 2021	250	11
Q2 2022	600	25
Q4 2022	350	15
Q2 2023	500	21
Q3 2023	150	6
Q3 2024	1,500	65
Q1 2025	375	15
Q3 2025	500	(a)
(a)The Bancorp made a cash payment of $21 million to the swap counterparty on October 6, 2025 as a result of the Visa escrow funding in the third quarter of 2025.

14. Legal and Regulatory Proceedings

Litigation
Visa/MasterCard Merchant Interchange Litigation
In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 13 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement that was initially approved by the trial court but reversed by the U.S. Second Circuit Court of Appeals and remanded to the district court for further proceedings. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York, and the Bancorp may have obligations in these matters pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On September 17, 2018, the defendants in the consolidated class action signed a second settlement agreement (the “Amended Settlement Agreement”) resolving the claims seeking monetary damages by the proposed plaintiffs’ class (the “Plaintiff Damages Class”) and superseding the original settlement agreement entered into in October 2012. The Amended Settlement Agreement provided for a total payment by all defendants of approximately $6.24 billion. On December 13, 2019, the Court entered an order granting final approval for the settlement, and on March 15, 2023, the Second Circuit affirmed that order. The settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who have opted out of the proposed class settlement and are pursuing, or may in the future decide to pursue, private lawsuits. Several of the remaining opt-out cases have now been set for a trial scheduled to commence on April 20, 2026 in the matter of Target Corp. et al. v. Visa Inc. et al., Case No. 13 Civ. 3477 (AKH) (S.D.N.Y.). On September 27, 2021, the Court overseeing the class litigation entered an order certifying a class of merchants pursuing claims for injunctive relief. On March 26, 2024, Plaintiffs filed a motion seeking preliminary approval of a settlement that would resolve class claims for injunctive relief. On June 13, 2024, the Court held a hearing on Plaintiffs’ motion for preliminary approval of the injunctive relief settlement, and on June 25, 2024, the Court issued an order denying the request for preliminary approval of the settlement. The ultimate outcome in this matter, including the timing of resolution, remains uncertain. Refer to Note 13 for further information.

Klopfenstein v. Fifth Third Bank
On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. In 2013, four similar putative class action lawsuits were filed against Fifth Third Bank in federal courts throughout the country. Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorneys’ fees, and pre- and post-judgment interest. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $440 million, plus prejudgment interest. On March 26, 2021, the trial court granted plaintiffs’ motion for class certification. On March 29, 2023, the trial court issued an order granting summary judgement on plaintiffs’ TILA claim, with statutory damages capped at $2 million plus costs and attorney fees. Plaintiffs’ claim for breach of contract proceeded to trial and on April 27, 2023 the jury returned a verdict in favor of the Bank, finding a breach of contract, but that the voluntary payment doctrine is a complete defense to the breach of contract claim. On September 30, 2024, the trial court issued a decision denying post-trial motions related to the jury verdict. On October 30, 2024, plaintiffs filed a notice of appeal, and on November 7, 2024, Fifth Third filed a notice of cross appeal.

Howards v. Fifth Third Bank
On March 8, 2018, Plaintiff Troy Howards filed a putative class action against Fifth Third Bank in the United States District Court for the Central District of California (Case No. 1:18-CV-869, S.D. OH 2018), alleging that Fifth Third improperly charged certain fees related to insufficient funds, customer overdrafts, and out-of-network ATM use. Venue was subsequently transferred to the United States District Court for the Southern District of Ohio. Plaintiff filed claims for breach of contract, breach of the implied covenant of good faith and fair dealing, for violation of the California Unfair Competition Law (Ca. Bus. & Prof. Code sec. 17200, et seq.), and the California Consumer Legal Remedies Act (Cal. Civ. Code sec. 1750 et seq.). Plaintiff seeks to represent putative nationwide classes and California classes of consumers allegedly charged improper repeated insufficient funds fees, improper overdraft fees, and fees for out-of-network ATM use from the beginning of the applicable statute of limitations to present. Plaintiff seeks damages of restitution and disgorgement in the amount of the allegedly unlawfully charged fees and damages proved at trial together with interest as allowed by applicable law. On February 6, 2023, the trial court issued an order dismissing the Plaintiff’s breach of contract claim with respect to out-of-network ATM fees and dismissing the two claims for violations of California consumer protection statutes. The Court denied Fifth Third’s motion to dismiss as it relates to the claims for breach of contract and breach of the implied covenant of good faith and fair dealing for certain customer overdrafts and insufficient funds fees. The case is in discovery, and no trial date has been set.

Other litigation
The Bancorp and its subsidiaries are not parties to any other material litigation at this time. However, there are other litigation matters that arise in the normal course of business, which include, or may include, claims related to product features, pricing and other lending practices. For example, Fifth Third Bank, National Association, is a defendant in a number of civil lawsuits related to consumer solar lending practices and solar installer sales practices issues. These include a Multidistrict Litigation (“MDL”) consolidated by the Judicial Panel on Multidistrict Litigation on October 3, 2024 in the U.S. District Court for the District of Minnesota (MDL No. 3128). While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes that the resulting liability, if any, from these other actions would not have a material effect upon the Bancorp’s consolidated financial position, results of operations or cash flows. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to the Bancorp’s consolidated financial position, results of operations or cash flows.

Governmental Investigations and Proceedings
The Bancorp and/or its affiliates are or may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, including but not limited to the FRB, OCC, CFPB, SEC, FINRA, U.S. Department of Justice, etc., as well as state and other governmental authorities and self-regulatory bodies regarding their respective businesses. For example, Fifth Third has been cooperating with investigations by a number of state attorneys general regarding consumer solar lending and solar installer sales practices. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences or reputational harm to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement. Additionally, in some cases, regulatory authorities may take supervisory actions that are considered to be confidential supervisory information which may not be publicly disclosed.

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $72 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

15. Income Taxes
The applicable income tax expense was $188 million and $155 million for the three months ended September 30, 2025 and 2024, respectively, and $507 million and $457 million for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rates for the three months ended September 30, 2025 and 2024 were 22.6% and 21.3%, respectively, and 22.1% and 21.3% for the nine months ended September 30, 2025 and 2024, respectively.

16. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except per share data)	2025	2024	2025	2024
Net income available to common shareholders	$608	532	1,677	1,573

Average common shares outstanding - basic	666	681	669	684
Effect of dilutive stock-based awards	5	5	5	5
Average common shares outstanding - diluted	671	686	674	689

Earnings per share - basic	$0.91	0.78	2.51	2.30
Earnings per share - diluted	0.91	0.78	2.49	2.28

Anti-dilutive stock-based awards excluded from diluted shares	—	1	2	2

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
17. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
September 30, 2025 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$305	(75)	230
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	305	(75)	230	(2,620)	230	(2,390)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	31	(6)	25
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	31	(6)	25	(637)	25	(612)

Unrealized holding losses on cash flow hedge derivatives arising during period	(25)	6	(19)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	43	(10)	33
Net unrealized losses on cash flow hedge derivatives	18	(4)	14	(271)	14	(257)

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	2	—	2
Defined benefit pension plans, net	1	—	1	(16)	1	(15)

Other	—	—	—	(2)	—	(2)
Total	$355	(85)	270	(3,546)	270	(3,276)

	Total OCI			Total AOCI
September 30, 2024 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$1,241	(297)	944
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	11	(2)	9
Net unrealized losses on available-for-sale debt securities	1,252	(299)	953	(3,486)	953	(2,533)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	33	(7)	26
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	33	(7)	26	(735)	26	(709)

Unrealized holding gains on cash flow hedge derivatives arising during period	530	(127)	403
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	91	(21)	70
Net unrealized losses on cash flow hedge derivatives	621	(148)	473	(659)	473	(186)

Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(17)	1	(16)

Other	2	—	2	(4)	2	(2)
Total	$1,909	(454)	1,455	(4,901)	1,455	(3,446)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The tables below present the activity of the components of OCI and AOCI for the nine months ended:

	Total OCI			Total AOCI
September 30, 2025 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during the year	$1,175	(285)	890
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	1,175	(285)	890	(3,280)	890	(2,390)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	91	(19)	72
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	91	(19)	72	(684)	72	(612)

Unrealized holding gains on cash flow hedge derivatives arising during the year	373	(89)	284
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	149	(36)	113
Net unrealized losses on cash flow hedge derivatives	522	(125)	397	(654)	397	(257)

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	2	—	2
Defined benefit pension plans, net	1	—	1	(16)	1	(15)

Other	—	—	—	(2)	—	(2)
Total	$1,789	(429)	1,360	(4,636)	1,360	(3,276)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Total OCI			Total AOCI
September 30, 2024 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$1,001	(238)	763
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	994	(209)	785
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	17	(4)	13
Net unrealized losses on available-for-sale debt securities	2,012	(451)	1,561	(4,094)	1,561	(2,533)

Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(994)	209	(785)
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	97	(21)	76
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(897)	188	(709)	—	(709)	(709)

Unrealized holding losses on cash flow hedge derivatives arising during period	(29)	7	(22)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	270	(62)	208
Net unrealized losses on cash flow hedge derivatives	241	(55)	186	(372)	186	(186)

Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(17)	1	(16)

Other	2	—	2	(4)	2	(2)
Total	$1,359	(318)	1,041	(4,487)	1,041	(3,446)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2025	2024	2025	2024
Net unrealized losses on available-for-sale debt securities:(a)
Net losses included in net income	Securities gains, net	$—	(11)	—	(17)
	Income before income taxes	—	(11)	—	(17)
	Applicable income tax expense	—	2	—	4
	Net income	—	(9)	—	(13)
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:(a)
Net losses included in net income	Interest on securities	(31)	(33)	(91)	(97)
	Income before income taxes	(31)	(33)	(91)	(97)
	Applicable income tax expense	6	7	19	21
	Net income	(25)	(26)	(72)	(76)
Net unrealized losses on cash flow hedge derivatives:(a)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	(43)	(91)	(149)	(270)
	Income before income taxes	(43)	(91)	(149)	(270)
	Applicable income tax expense	10	21	36	62
	Net income	(33)	(70)	(113)	(208)
Net periodic benefit costs:(a)
Amortization of net actuarial loss	Compensation and benefits(b)	(1)	(1)	(1)	(1)
Settlements	Compensation and benefits(b)	(1)	—	(1)	—
	Income before income taxes	(2)	(1)	(2)	(1)
	Applicable income tax expense	—	—	—	—
	Net income	(2)	(1)	(2)	(1)
Other:(a)
Net losses included in net income	Other noninterest expense	—	(2)	—	(2)
	Income before income taxes	—	(2)	—	(2)
	Applicable income tax expense	—	—	—	—
	Net income	—	(2)	—	(2)

Total reclassifications for the period	Net income	$(60)	(108)	(187)	(300)
(a)Amounts in parentheses indicate reductions to net income.
(b)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 22 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

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

	Fair Value Measurements Using
September 30, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,105	—	—	2,105
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	7,535	—	7,535
Agency commercial mortgage-backed securities	—	20,564	—	20,564
Non-agency commercial mortgage-backed securities	—	2,947	—	2,947
Asset-backed securities and other debt securities	—	2,442	—	2,442
Available-for-sale debt and other securities(a)	2,105	33,488	—	35,593
Trading debt securities:
U.S. Treasury and federal agencies securities	558	18	—	576
Obligations of states and political subdivisions securities	—	58	—	58
Agency residential mortgage-backed securities	—	39	—	39
Asset-backed securities and other debt securities	—	593	—	593
Trading debt securities	558	708	—	1,266
Equity securities	270	17	—	287
Residential mortgage loans held for sale	—	565	—	565
Residential mortgage loans(b)	—	—	107	107
Servicing rights	—	—	1,601	1,601
Derivative assets:
Interest rate contracts	3	491	8	502
Foreign exchange contracts	—	668	—	668
Commodity contracts	164	503	—	667
Derivative assets(c)	167	1,662	8	1,837
Total assets	$3,100	36,440	1,716	41,256
Liabilities:
Derivative liabilities:
Interest rate contracts	$5	595	5	605
Foreign exchange contracts	—	628	—	628
Equity contracts	—	—	150	150
Commodity contracts	54	618	—	672
Derivative liabilities(d)	59	1,841	155	2,055
Short positions:
U.S. Treasury and federal agencies securities	113	1	—	114
Asset-backed securities and other debt securities	—	276	—	276
Equity securities	29	—	—	29
Short positions(d)	142	277	—	419
Total liabilities	$201	2,118	155	2,474
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $362, $504 and $2, respectively, at September 30, 2025.
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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2025 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$107	1,629	2	(145)	1,593
Total (losses) gains (realized/unrealized):(b)
Included in earnings	2	(40)	19	(18)	(37)
Purchases/originations	—	12	—	—	12
Settlements	(3)	—	(18)	13	(8)
Transfers into Level 3(c)	1	—	—	—	1
Balance, end of period	$107	1,601	3	(150)	1,561
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2025	$2	(19)	8	(18)	(27)
(a)Net interest rate derivatives include derivative assets and liabilities of $8 and $5, respectively, as of September 30, 2025.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2025.
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
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2024.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2025 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$108	1,704	(3)	(170)	1,639
Total (losses) gains (realized/unrealized):(b)
Included in earnings	5	(139)	47	(37)	(124)
Purchases/originations	—	36	(1)	—	35
Settlements	(9)	—	(40)	57	8
Transfers into Level 3(c)	3	—	—	—	3
Balance, end of period	$107	1,601	3	(150)	1,561
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2025	$5	(76)	10	(37)	(98)
(a)Net interest rate derivatives include derivative assets and liabilities of $8 and $5, respectively, as of September 30, 2025.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2025.
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

The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Mortgage banking net revenue	$(19)	(66)	(89)	(71)
Capital markets fees	—	1	2	2
Other noninterest income	(18)	(47)	(37)	(88)
Total losses	$(37)	(112)	(124)	(157)

The total losses and gains included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2025 and 2024 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Mortgage banking net revenue	$(9)	(54)	(63)	(34)
Capital markets fees	—	1	2	2
Other noninterest income	(18)	(47)	(37)	(88)
Total losses	$(27)	(100)	(98)	(120)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present information as of September 30, 2025 and 2024 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of September 30, 2025 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$107	Loss rate model	Interest rate risk factor	(52.0)	-	6.4%		(10.1)%	(a)
			Credit risk factor	—	-	0.7%		0.1%	(a)
Servicing rights	1,601	DCF	Prepayment speed	—	-	100.0%	(Fixed)	6.9%	(b)
							(Adjustable)	18.9%	(b)
			OAS (bps)	335	-	1,827	(Fixed)	441	(b)
							(Adjustable)	714	(b)
IRLCs, net	8	DCF	Loan closing rates	18.9	-	96.0%		81.9%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(150)	DCF	Timing of the resolution of the Covered Litigation	Q4 2027	-	Q1 2029	Q2 2028		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of September 30, 2025 and 2024, and for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2025 and 2024, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of September 30, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Commercial loans and leases	$—	—	171	171	(246)	(450)
Consumer and residential mortgage loans	—	—	216	216	(2)	(9)
OREO	—	—	4	4	6	7
Bank premises and equipment	—	—	1	1	(1)	(1)
Private equity investments	—	13	—	13	—	4
Total	$—	13	392	405	(243)	(449)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of September 30, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2024	For the nine months ended September 30, 2024
Commercial loans held for sale	$—	—	47	47	(1)	(1)
Commercial loans and leases	—	—	125	125	(73)	(177)
Consumer and residential mortgage loans	—	—	208	208	(7)	(10)
OREO	—	—	6	6	—	(1)
Bank premises and equipment	—	—	9	9	—	—
Private equity investments	—	3	—	3	2	11
Total	$—	3	395	398	(79)	(178)

The following tables present information as of September 30, 2025 and 2024 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a nonrecurring basis:

As of September 30, 2025 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$171	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	216	Appraised value	Collateral value	NM	NM
OREO	4	Appraised value	Appraised value	NM	NM
Bank premises and equipment	1	Appraised value	Appraised value	NM	NM
Private equity investments	—	Comparable company analysis	Market comparable transactions	NM	NM

As of September 30, 2024 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$47	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	125	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	208	Appraised value	Collateral value	NM	NM
OREO	6	Appraised value	Appraised value	NM	NM
Bank premises and equipment	9	Appraised value	Appraised value	NM	NM
Private equity investments	—	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the three and nine months ended September 30, 2024. These valuations were based on appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised value of the assets (Level 3 of the valuation hierarchy).
Portfolio loans and leases
During the three and nine months ended September 30, 2025 and 2024, the Bancorp recorded nonrecurring adjustments to certain portfolio loans and leases. These valuations were based on appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised value of the assets (Level 3 of the valuation hierarchy).

OREO
During the three and nine months ended September 30, 2025 and 2024, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring adjustments were primarily due to changes in real estate values of the properties recognized upon the transfer, or subsequent to the transfer, to OREO. For both the three and nine months ended September 30, 2025, these nonrecurring adjustments included $6 million recorded as gains from fair value adjustments upon the sale of certain branch-related real estate no longer intended to be used for banking purposes classified as OREO. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Bank premises and equipment
The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. These properties were written down to their lower of cost or market values. At least annually

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
thereafter, the Bancorp will review these properties for market fluctuations. The fair value amounts were generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy.

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp did not recognize gains and recognized gains of $4 million during the three and nine months ended September 30, 2025, respectively, and recognized gains of $2 million and $11 million during the three and nine months ended September 30, 2024, respectively, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2025 includes a cumulative $23 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp did not recognize impairment charges and recognized an immaterial amount of impairment charges on its private equity investments for the three and nine months ended September 30, 2025, respectively, and did not recognize impairment charges for both the three and nine months ended September 30, 2024. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2025 includes a cumulative $15 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fair value changes recognized in earnings for residential mortgage loans held at September 30, 2025 and 2024 for which the fair value option was elected included losses of $24 million and gains of $2 million, respectively. These changes are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount at both September 30, 2025 and December 31, 2024. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

September 30, 2025 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance
Residential mortgage loans measured at fair value	$672	668
Past due loans of 30-89 days	2	2
Past due loans of 90 days or more	1	1
Nonaccrual loans	3	3
December 31, 2024
Residential mortgage loans measured at fair value	$682	693
Past due loans of 30-89 days	1	1
Past due loans of 90 days or more	1	1
Nonaccrual loans	2	2

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of September 30, 2025 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,901	2,901	—	—	2,901
Other short-term investments	17,215	17,215	—	—	17,215
Other securities	868	—	868	—	868
Held-to-maturity securities	11,498	2,436	9,068	2	11,506
Loans and leases held for sale	11	—	—	11	11
Portfolio loans and leases:
Commercial loans and leases	73,241	—	—	74,325	74,325
Consumer and residential mortgage loans	47,517	—	—	47,142	47,142
Total portfolio loans and leases, net	$120,758	—	—	121,467	121,467
Financial liabilities:
Deposits	$166,569	—	166,682	—	166,682
Federal funds purchased	183	183	—	—	183
Other short-term borrowings	5,077	—	5,079	—	5,079
Long-term debt	13,660	8,502	5,590	—	14,092

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2024 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,014	3,014	—	—	3,014
Other short-term investments	17,120	17,120	—	—	17,120
Other securities	778	—	778	—	778
Held-to-maturity securities	11,278	2,344	8,619	2	10,965
Loans and leases held for sale	66	—	—	66	66
Portfolio loans and leases:
Commercial loans and leases	72,139	—	—	72,319	72,319
Consumer and residential mortgage loans	45,192	—	—	42,155	42,155
Total portfolio loans and leases, net	$117,331	—	—	114,474	114,474
Financial liabilities:
Deposits	$167,252	—	167,353	—	167,353
Federal funds purchased	204	204	—	—	204
Other short-term borrowings	4,450	—	4,459	—	4,459
Long-term debt	14,440	3,753	10,835	—	14,588

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

The following tables present the results of operations and average assets by segment for the three months ended:

September 30, 2025 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$594	1,082	55	(206)	1,525
Provision for (benefit from) credit losses	246	73	—	(122)	197
Net interest income after provision for (benefit from) credit losses	$348	1,009	55	(84)	1,328
Noninterest income:
Wealth and asset management revenue	$1	73	107	—	181
Commercial payments revenue	140	22	—	(5)	157
Consumer banking revenue	—	144	1	(1)	144
Capital markets fees	114	1	—	—	115
Commercial banking revenue	86	1	—	—	87
Mortgage banking net revenue	—	58	—	—	58
Other noninterest income	16	10	1	2	29
Securities gains, net	—	—	—	10	10
Total noninterest income	$357	309	109	6	781
Noninterest expense:
Compensation and benefits	$151	232	53	249	685
Technology and communications	5	8	—	115	128
Net occupancy expense	9	55	3	22	89
Equipment expense	8	14	—	22	44
Loan and lease expense	10	22	—	7	39
Marketing expense	1	20	—	13	34
Card and processing expense	3	19	—	—	22
Other noninterest expense(b)	267	283	37	(361)	226
Total noninterest expense	$454	653	93	67	1,267
Income (loss) before income taxes (FTE)(a)	$251	665	71	(145)	842
Average assets	$77,603	56,762	4,910	72,495	211,770
(a)Includes FTE adjustments of $3 for Commercial Banking and $2 for General Corporate and Other.
(b)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(c)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2024 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$648	1,056	50	(327)	1,427
Provision for credit losses	76	78	—	6	160
Net interest income after provision for credit losses	$572	978	50	(333)	1,267
Noninterest income:
Wealth and asset management revenue	$1	64	98	—	163
Commercial payments revenue	131	22	—	1	154
Consumer banking revenue	—	142	1	—	143
Capital markets fees	110	1	—	—	111
Commercial banking revenue	92	1	—	—	93
Mortgage banking net revenue	—	50	—	—	50
Other noninterest (loss) income	11	3	—	(27)	(13)
Securities gains, net	9	—	—	1	10
Total noninterest income	$354	283	99	(25)	711
Noninterest expense:
Compensation and benefits	$148	209	54	279	690
Technology and communications	3	7	—	111	121
Net occupancy expense	9	52	3	17	81
Equipment expense	7	13	—	18	38
Loan and lease expense	8	21	—	5	34
Marketing expense	1	15	—	10	26
Card and processing expense	2	20	—	—	22
Other noninterest expense(b)	282	277	38	(365)	232
Total noninterest expense	$460	614	95	75	1,244
Income (loss) before income taxes (FTE)(a)	$466	647	54	(433)	734
Average assets	$75,550	52,552	4,374	81,362	213,838
(a)Includes FTE adjustments of $4 for Commercial Banking and $2 for General Corporate and Other.
(b)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(c)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and average assets by segment for the nine months ended:

September 30, 2025 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$1,742	3,141	161	(576)	4,468
Provision for (benefit from) credit losses	405	241	(2)	(100)	544
Net interest income after provision for (benefit from) credit losses	$1,337	2,900	163	(476)	3,924
Noninterest income:
Wealth and asset management revenue	$1	206	312	—	519
Commercial payments revenue	404	64	1	(7)	462
Consumer banking revenue	—	426	2	—	428
Capital markets fees	292	2	1	(1)	294
Commercial banking revenue	243	3	1	—	247
Mortgage banking net revenue	—	170	1	—	171
Other noninterest income	44	13	2	27	86
Securities gains (losses), net	(7)	—	—	24	17
Total noninterest income	$977	884	320	43	2,224
Noninterest expense:
Compensation and benefits	$480	697	170	785	2,132
Technology and communications	10	24	—	344	378
Net occupancy expense	27	163	10	60	260
Equipment expense	24	43	—	59	126
Loan and lease expense	25	61	1	18	105
Marketing expense	4	69	—	32	105
Card and processing expense	9	55	1	—	65
Other noninterest expense(b)	839	836	114	(1,125)	664
Total noninterest expense	$1,418	1,948	296	173	3,835
Income (loss) before income taxes (FTE)(a)	$896	1,836	187	(606)	2,313
Average assets	$77,949	55,630	4,808	72,578	210,965
(a)Includes FTE adjustments of $9 for Commercial Banking and $6 for General Corporate and Other.
(b)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(c)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2024 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$1,946	3,287	162	(1,185)	4,210
Provision for (benefit from) credit losses	284	232	—	(165)	351
Net interest income after provision for (benefit from) credit losses	$1,662	3,055	162	(1,020)	3,859
Noninterest income:
Wealth and asset management revenue	$2	185	296	—	483
Commercial payments revenue	386	65	1	1	453
Consumer banking revenue	—	415	2	1	418
Capital markets fees	298	2	1	—	301
Commercial banking revenue	265	2	—	—	267
Mortgage banking net revenue	—	153	1	—	154
Other noninterest income (loss)	42	5	1	(30)	18
Securities gains, net	3	—	—	20	23
Total noninterest income	$996	827	302	(8)	2,117
Noninterest expense:
Compensation and benefits	$487	675	168	769	2,099
Technology and communications	10	22	1	318	351
Net occupancy expense	26	160	9	56	251
Equipment expense	21	38	—	55	114
Loan and lease expense	20	61	—	15	96
Marketing expense	2	55	1	34	92
Card and processing expense	6	57	1	(1)	63
Other noninterest expense(b)	822	834	112	(1,027)	741
Total noninterest expense	$1,394	1,902	292	219	3,807
Income (loss) before income taxes (FTE)(a)	$1,264	1,980	172	(1,247)	2,169
Average assets	$76,621	51,920	4,357	80,276	213,174
(a)Includes FTE adjustments of $11 for Commercial Banking and $7 for General Corporate and Other.
(b)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(c)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

20. Subsequent Event
On October 5, 2025, Fifth Third Bancorp and Comerica Incorporated entered into a definitive merger agreement (“the Comerica Merger”) under which, on the terms and conditions set forth therein, Comerica Incorporated (“Comerica”) will merge with a subsidiary of Fifth Third Bancorp in an all-stock transaction. Under the terms of the agreement, common shareholders of Comerica will receive 1.8663 shares of Fifth Third Bancorp common stock for each share of Comerica common stock, resulting in a transaction value of $10.9 billion based on the closing price of Fifth Third’s common stock on October 3, 2025. The exchange ratio of Fifth Third Bancorp common stock for Comerica common stock is fixed.

Comerica is headquartered in Dallas, Texas with reported assets of approximately $77 billion as of September 30, 2025 and is the holding company of Comerica Bank and Comerica Bank & Trust, National Association. In conjunction with the closing of the Comerica Merger, three members of Comerica’s Board of Directors are expected to join the Fifth Third Bancorp Board of Directors.

The Comerica Merger remains subject to regulatory approval and the satisfaction of other customary closing conditions. The Comerica Merger is expected to close at the end of the first quarter of 2026.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
Investing in Fifth Third involves various risks which are particular to Fifth Third’s company, industry and market area. Fifth Third believes that all significant risks to investors in Fifth Third have been outlined in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2024. However, other risks may prove to be important in the future, and new risks may emerge at any time. Fifth Third cannot predict with certainty all potential developments which could materially affect Fifth Third’s financial performance or condition. Except as set forth in this Item 1A, there has been no material change to Fifth Third’s risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024.

The consummation of the Comerica Merger is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that may be outside either party’s control and that either party may be unable to satisfy or obtain or which may delay the consummation of the Comerica Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Comerica Merger or cause the parties to abandon the Comerica Merger.
Consummation of the Comerica Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond either party’s control, including, among others:
•adoption of the Merger Agreement by Comerica’s stockholders;
•approval by Fifth Third shareholders of the issuance of the Fifth Third common stock to be issued in the Comerica Merger;
•authorization for listing on the NASDAQ of the shares of Fifth Third common stock to be issued in the Comerica Merger;
•the receipt of required regulatory approvals;
•effectiveness of the registration statement on Form S-4 to be filed by Fifth Third in connection with the Comerica Merger; and
•the absence of any order, injunction, decree or other legal restraint preventing the completion of the Comerica Merger.

Each party’s obligation to complete the Comerica Merger is also subject to certain additional customary conditions, including:
•subject to certain exceptions, the accuracy of the representations and warranties of the other party;
•performance in all material respects by the other party of its obligations under the Merger Agreement; and
•receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

These conditions to the closing of the Comerica Merger may not be fulfilled in a timely manner, or at all, and, accordingly, the Comerica Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after receipt of the requisite approvals by Fifth Third shareholders or Comerica stockholders, or either party may elect to terminate the Merger Agreement in certain other circumstances.

As a condition to granting required regulatory approvals, governmental entities may impose conditions, limitations or costs, require divestitures or place restrictions on Fifth Third’s conduct after the closing of the Comerica Merger. Such conditions or changes and the process of obtaining regulatory approvals could, among other things, have the effect of delaying completion of the Comerica Merger or of imposing additional costs or limitations on Fifth Third following the Comerica Merger, any of which may have an adverse effect on Fifth Third.

Either party may also be subject to lawsuits challenging the Comerica Merger, and adverse rulings in these lawsuits may delay or prevent the Comerica Merger from being completed or require either party to incur significant costs to defend or settle these lawsuits. Any delay in completing the Comerica Merger could cause Fifth Third not to realize, or to be delayed in realizing, some or all of the benefits that Fifth Third expects to achieve if the Comerica Merger is successfully completed within its expected time frame.

Fifth Third expects to incur substantial expenses related to the Comerica Merger and to the integration of Comerica.
Fifth Third has incurred and expects to incur a number of costs associated with the Comerica Merger and the integration of Comerica. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit‐related costs, public company filing fees and other regulatory fees and financial printing and other related costs. There are also a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated. Fifth Third will also dedicate resources toward meeting the higher regulatory and supervisory standards applicable to Category III bank holding companies, a classification that is not applicable to Fifth Third today.

While Fifth Third has assumed that a certain level of costs will be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that Fifth Third will incur are, by their nature, difficult to estimate accurately. Fifth Third expects these expenses will, particularly in the near term, exceed the savings achieved from the elimination of duplicative expenses and the realization of economies of scale. These integration expenses will result in charges against earnings as a result of the Comerica Merger or the integration of Comerica, and the amount and timing of such charges are uncertain at present.

Fifth Third may fail to realize all of the anticipated benefits of the Comerica Merger, or those benefits may take longer to realize than expected due to factors that may be outside Fifth Third’s or Comerica’s control. Fifth Third may also encounter significant difficulties in integrating Comerica.
Fifth Third may fail to realize the anticipated benefits of the proposed Comerica Merger, including, among other things, cost synergies, due to factors that may be outside either party’s control, including, but not limited to, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, or general economic, political, legislative or regulatory conditions, and the outcome of any legal or regulatory proceedings that may be currently pending or later instituted against Fifth Third (before or after the Comerica Merger) or against Comerica.

Both parties have operated and, until the completion of the Comerica Merger, will continue to operate, independently. The success of the Comerica Merger, including anticipated benefits and cost savings, will depend, in part, on Fifth Third’s ability to successfully integrate Comerica’s operations in a manner that results in various benefits and that does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers, as well as Fifth Third’s ability to successfully integrate Comerica.

Fifth Third’s future results may suffer if Fifth Third does not effectively manage its expanded operations following the Comerica Merger.
Following the Comerica Merger, the size and scope of Fifth Third’s business will increase beyond its current size and scope. Fifth Third’s future success depends, in part, upon the ability to manage its expanded businesses, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances Fifth Third will be successful or that Fifth Third will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Comerica Merger.

In addition, following the Comerica Merger, Fifth Third may be subject to increased scrutiny by, and/or additional regulatory requirements of, governmental authorities as a result of the Comerica Merger or the size, scope and complexity of Fifth Third’s business operations, which may have an adverse effect on Fifth Third’s business, operations or stock price.

While the Comerica Merger is pending, Fifth Third will be subject to business uncertainties and contractual restrictions that could adversely affect Fifth Third’s business and operations.
Uncertainty about the effect of the Comerica Merger on employees, customers, suppliers and other persons with whom Fifth Third or Comerica have a business relationship may have an adverse effect on Fifth Third’s business, operations and stock price. Existing customers, suppliers and other business partners of Fifth Third and of Comerica could decide to no longer do business with Fifth Third or with Comerica before the completion of the Comerica Merger or with Fifth Third after the Comerica Merger is completed, reducing its anticipated benefits. Both parties are also subject to certain restrictions on the conduct of their respective businesses while the Comerica Merger is pending. As a result, certain projects may be delayed or abandoned and business decisions could be deferred. Employee retention may be challenging for Comerica before completion of the Comerica Merger, as certain employees of Comerica may experience uncertainty about their future roles with Fifth Third following the Comerica Merger, and these retention challenges will require Fifth Third to incur additional expenses in order to retain key employees of Comerica. If key employees of Comerica depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Comerica or with Fifth Third following the Comerica Merger, the benefits of the Comerica Merger could be materially diminished.

Failure to complete the Comerica Merger could cause Fifth Third’s results to be adversely affected, Fifth Third’s stock price to decline or have a material and adverse effect on Fifth Third’s liquidity and capital resources.
If the Comerica Merger is not completed for any reason, Fifth Third’s stock price may decline because costs related to the Comerica Merger, such as legal, accounting and certain financial advisory fees, must be paid even if the Comerica Merger is not completed. In addition, if the Comerica Merger is not completed, Fifth Third’s ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Comerica Merger, Fifth Third would be subject to a number of risks, including the following:
•Fifth Third may experience negative reactions from the financial markets, including negative impacts on Fifth Third’s stock price;
•Fifth Third may experience negative reactions from Fifth Third’s customers, vendors and associates; and
•Fifth Third’s management team will have devoted substantial time and resources to matters relating to the Comerica Merger (including integration planning), and would otherwise have devoted their time and resources to other opportunities that may have been beneficial to Fifth Third as an independent financial institution.

Moreover, if Comerica terminates the merger agreement because Fifth Third’s board of directors withdraws or modifies or qualifies its recommendation that its shareholders vote in favor of the proposed merger, Fifth Third may be required to pay a termination fee of $500 million to Comerica. In addition, if the Comerica Merger is not completed, whether because of Fifth Third’s failure to receive approval from its shareholders or required regulatory approvals in a timely fashion or because Fifth Third has breached its obligations in a way that permits Comerica to terminate the merger agreement, or for any other reason, Fifth Third’s stock price may decline to the extent that the current market price reflects a market assumption that the Comerica Merger will be completed.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2025.

Defaults Upon Senior Securities (Item 3)
None.

Mine Safety Disclosures (Item 4)
Not applicable.

Other Information (Item 5)
None.

Exhibits (Item 6)

2.1
Agreement and Plan of Merger, dated as of October 5, 2025, by and among Fifth Third Bancorp, Fifth Third Financial Corporation, Comerica Incorporated and Comerica Holdings Incorporated. Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 8, 2025.*

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021.
3.2	Code of Regulations of Fifth Third Bancorp, as Amended as of December 12, 2023. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on December 18, 2023.
10.1
Two Supplemental Confirmations dated July 18, 2025 to Master Confirmation dated as of September 30, 2024 for accelerated share repurchase transaction between Fifth Third Bancorp, Deutsche Bank AG, London Branch and Deutsche Bank Securities Inc.**

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

*Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.
**Selected portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: November 4, 2025

/s/ Bryan D. Preston
Bryan D. Preston
Executive Vice President
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)