Form 10-K
period 2025-12-31
FIFTH THIRD BANCORP
filed 2026-02-24
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
Commission File Number 001-33653
Fifth Third Bancorp
(Exact name of Registrant specified in its charter)

Ohio	31-0854434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
38 Fountain Square Plaza
Cincinnati, Ohio 45263
(Address of principal executive offices)
Registrant's telephone number, including area code: (800) 972-3030
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, Without Par Value	FITB	The	NASDAQ	Stock Market LLC
Depositary Shares Representing a 1/1000th Ownership Interest in a Share of
6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	FITBI	The	NASDAQ	Stock Market LLC
Depositary Shares Representing a 1/40th Ownership Interest in a Share of
6.00% Non-Cumulative Perpetual Class B Preferred Stock, Series A	FITBP	The	NASDAQ	Stock Market LLC
Depositary Shares Representing a 1/1000th Ownership Interest in a Share of
4.95% Non-Cumulative Perpetual Preferred Stock, Series K	FITBO	The	NASDAQ	Stock Market LLC
Depositary Shares Representing a 1/40th Ownership Interest in a Share of
6.875% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series M	FITBM	The	NASDAQ	Stock Market LLC
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒
There were 901,819,022 shares of the Bancorp’s Common Stock, without par value, outstanding as of February 1, 2026. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $23.9 billion as of June 30, 2025.
17 Fifth Third Bancorp

DOCUMENTS INCORPORATED BY REFERENCE
This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (the “SEC”) with respect to annual reports on Form 10-K and annual reports to shareholders. Sections of the Bancorp’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Only those sections of this 2025 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the registrant’s Form 10-K for the year ended December 31, 2025. No other information contained in this 2025 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the registrant’s Form 10-K.

10-K CROSS REFERENCE INDEX

18 Fifth Third Bancorp

FORWARD-LOOKING STATEMENTS
This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements other than statements of historical fact are forward-looking statements. These statements relate to our financial condition, results of operations, plans, objectives, future performance, capital actions or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in the Risk Factors section in Item 1A in this Annual Report on Form 10-K. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) deteriorating credit quality; (2) loan concentration by location or industry of borrowers or collateral; (3) any instability or disruption in the financial system, including those caused by actual or perceived issues affecting the soundness of other financial institutions or market participants; (4) inadequate sources of funding or liquidity; (5) unfavorable actions of rating agencies; (6) inability to maintain or grow deposits; (7) limitations on the ability to receive dividends from subsidiaries; (8) cyber-security risks; (9) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (10) failures by third-party service providers; (11) inability to manage strategic initiatives and/or organizational changes; (12) inability to implement technology system enhancements, including the use of artificial intelligence; (13) failure of internal controls and other risk management programs; (14) losses related to fraud, theft, misappropriation or violence; (15) inability to attract and retain skilled personnel; (16) adverse impacts of government regulation; (17) governmental or regulatory changes or other actions; (18) failures to meet applicable capital requirements; (19) regulatory objections to Fifth Third’s capital plan; (20) regulation of Fifth Third’s derivatives activities; (21) deposit insurance premiums; (22) assessments for the orderly liquidation fund; (23) weakness in the national or local economies; (24) global political and economic uncertainty or negative actions; (25) changes in interest rates and the effects of inflation; (26) changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs; (27) changes and trends in capital markets; (28) fluctuation of Fifth Third’s stock price; (29) volatility in mortgage banking revenue; (30) litigation, investigations, and enforcement proceedings; (31) breaches of contractual covenants, representations and warranties; (32) competition and changes in the financial services industry; (33) potential impacts of the adoption of real-time payment networks; (34) changing retail distribution strategies, customer preferences and behavior; (35) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (36) potential dilution from future acquisitions; (37) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (38) results of investments or acquired entities; (39) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (40) inaccuracies or other failures from the use of models; (41) effects of critical accounting policies and judgments or the use of inaccurate estimates; (42) weather-related events, other natural disasters, or health emergencies (including pandemics); (43) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity; (44) changes in law or requirements imposed by Fifth Third’s regulators impacting our capital actions, including dividend payments and stock repurchases; (45) Fifth Third’s ability to meet its environmental and/or social targets, goals and commitments; and (46) risks relating to the merger with Comerica Incorporated, including Fifth Third’s inability to realize the anticipated benefits of the merger and potential disruption to Fifth Third’s business resulting from post-merger integration. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as may be required by law, and we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The information contained herein is intended to be reviewed in its totality, and any stipulations, conditions or provisos that apply to a given piece of information in one part of this report should be read as applying mutatis mutandis to every other instance of such information appearing herein.
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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio and is the indirect holding company of Fifth Third Bank, National Association (the “Bank”). As of December 31, 2025, Fifth Third had $214 billion in assets and operates 1,130 full-service Banking Centers and 2,199 Fifth Third branded ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Georgia, North Carolina, South Carolina and Alabama. The Bancorp operates three main businesses: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management. The Bancorp’s trust and registered investment advisory businesses had approximately $690 billion in total assets under care and managed $80 billion in assets for individuals, corporations and not-for-profit organizations as of December 31, 2025. Fifth Third’s common stock is traded on the NASDAQ® Global Select Market under the symbol FITB.

The Bancorp’s subsidiaries provide a wide range of financial products and services to the commercial, financial, retail, governmental, educational, energy and healthcare sectors. This includes a variety of checking, savings and money market accounts, wealth management solutions, payments and commerce solutions, securities products and services, insurance services and credit products such as commercial loans and leases, mortgage loans, credit cards, installment loans and other lending products. These products and services are delivered through a variety of channels including the Bancorp’s banking centers, other offices, telephone sales, the internet and mobile applications. The Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund (the “DIF”). Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of subsidiaries of the Bancorp as of February 15, 2026.

Additional information regarding the Bancorp’s businesses is included in Item 7 of this Annual Report.

Competition
The Bancorp, primarily through the Bank, competes for deposits, loans and other banking services in its principal geographic markets as well as in selected national markets as opportunities arise. In addition to banking institutions, the Bancorp competes with securities dealers, brokers, mortgage bankers, investment advisors, specialty finance, private credit, financial technology and insurance companies. These companies compete across geographic boundaries and provide customers with meaningful alternatives to traditional banking services in nearly all significant products. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers. These competitive trends are likely to continue.

Human Capital Resources
The Bancorp’s human capital strategy is designed to attract, develop and retain talent. This strategy ensures that Fifth Third has the talent, capabilities and organizational structure to support business needs now and in the future. As of December 31, 2025, the Bancorp had 18,676 full-time equivalent employees, compared to 18,616 as of December 31, 2024. These employees support the organization’s ambition and purpose by upholding its values by committing to excellence, being connected and acting with creativity and courage. Fifth Third is committed to living its values, serving its customers, delivering financial performance and being recognized as a leader in building an engaging workplace.

Engagement and Development
Fifth Third believes that an engaged workforce is one of its most valuable assets in sustaining its success. The Bancorp’s continuous listening strategy is an important component of its inclusive culture and offers a holistic approach to collecting, measuring and responding to employee feedback through a variety of methods in order to enhance the employee experience at critical points along the employee lifecycle. At the foundation of the Bancorp’s listening strategy is the Employee Viewpoints Survey, which includes questions related to engagement, inclusion, well-being, employee expectations and their intent to stay.

The Bancorp’s learning, development and career mobility strategy delivers personalized and accessible experiences that fuel career growth and help retain talent. In response to employee feedback, Fifth Third continued its focus on career mobility with enhanced tools to support internal career pathing. This includes a robust suite of learning resources covering several areas, including leadership and professional development to foster learning and career advancement across the employee population. In 2025, employees engaged in over 550,000 hours of discretionary learning.

In 2025, Fifth Third launched a comprehensive platform designed to deliver leadership development content and experiences for leaders at all levels. Several new development offerings were launched, including generative Artificial Intelligence (“AI”) training, coaching skills for managers and targeted programs to strengthen professional and leadership capabilities across the organization. Fifth Third leaders participated
20 Fifth Third Bancorp

in more than 3,200 distinct development experiences. The Bancorp’s commitment to compliance and risk management remains strong, with employees and contingent workers completing over 450,000 course hours on these critical topics during 2025.

Total Rewards – Compensation and Benefits
The Bancorp understands the importance of rewarding employees for their talents and commitment to excellence. To reflect that, employees’ Total Rewards package includes both competitive compensation as well as a complete benefits offering that supports employees through the stages of their careers and lives.

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

Fifth Third is committed to the holistic well-being of its employees. The benefits program is designed to address the personal and professional needs of employees and their families. In addition to traditional benefits offerings, the Bancorp provides comprehensive support with unique programs focused on the financial, physical, emotional and social well-being of employees.

Recruitment and Retention
The Bancorp continues to navigate the evolving talent landscape by monitoring the external environment and adapting talent strategies to align with business goals. The Bancorp’s focus on delivering its employee value proposition demonstrates a continued commitment to employees which includes developing great leaders and elevating the employee experience. Full year turnover was 16.4% in 2025 compared to 16.2% in 2024.

The Bancorp’s recruitment strategies enhance the organization by enabling business success. To attract the most talented employees, the Bancorp continues to deepen relationships with universities and partner organizations to ensure a strong pipeline for talent. Creating and developing a strong workforce is important for the Bancorp’s business growth, leading to enhanced innovation while focusing on the needs of its customers.

Regulation and Supervision
The Bancorp and the Bank are subject to extensive regulation and supervision by bank regulatory agencies under federal and state law, the principal objectives of which are the safety and soundness of financial institutions, the maintenance of the DIF and the protection of consumers and the U.S. banking and financial system, rather than the protection of holders of the Bancorp’s securities. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

Regulators
The Bancorp and/or the Bank are subject to regulation and supervision primarily by the FRB, the Office of the Comptroller of the Currency (the “OCC”), the FDIC, the Consumer Financial Protection Bureau (the “CFPB”) and additionally by certain federal, state and international regulators and self-regulatory organizations. The Bancorp is also subject to regulation by the SEC by virtue of its status as a public company and due to the nature of some of its businesses. The Bancorp and the Bank are required to file various reports with and are subject to examination by various regulators, including the FRB, the OCC, the CFPB and the FDIC.

Federal and state laws and regulations define the Bancorp’s and the Bank’s permissible activities and requirements governing risk management practices, among other matters.

Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of the Bancorp or the Bank. Applicable state and federal laws also grant regulators the authority to impose additional requirements and restrictions on the activities of the Bancorp and the Bank and, in some situations, the imposition of such additional requirements and restrictions will not be publicly available information.

The following discussion describes certain elements of the comprehensive regulatory framework applicable to the Bancorp, the Bank and its other subsidiaries and is not intended to describe all applicable laws and regulations.

Acquisitions
The BHCA requires prior approval of the FRB for a BHC to acquire substantially all the assets of a bank or to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, BHC or savings association, or to merge or consolidate with any BHC.

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
21 Fifth Third Bancorp

companies engaged in certain activities the FRB has determined to be so closely related to banking or managing or controlling banks as to be proper incident thereto.

Financial Holding Companies
The Bancorp is registered as a BHC with the FRB under the BHCA and qualifies for and has elected to become an FHC. As an FHC, the Bancorp is permitted to engage directly or indirectly in a broader range of activities than those permitted for a BHC under the BHCA. Permitted activities for an FHC include activities that are determined to be financial in nature, as well as those incidental or, if determined by the FRB, complementary to financial activities. A BHC may elect to become an FHC if the BHC is well-capitalized and is well managed and each of its banking subsidiaries is well-capitalized, is well managed and has at least a Satisfactory rating under the Community Reinvestment Act (“CRA”). Failure to meet such requirements could result in material restrictions on the activities of the FHC and may also adversely affect the FHC’s ability to engage in mergers and acquisitions, as well as loss of FHC status.

Enhanced Prudential Standards, Tailored Capital and Liquidity Requirements
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and legislation modifying Dodd-Frank, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, the regulators adopted rules that apply certain enhanced prudential standards (“EPS”) and enhanced capital and liquidity requirements to BHCs and banks, such as the Bancorp and the Bank, with $100 billion or more in total consolidated assets (the “Tailoring Rules”). The Tailoring Rules establish four risk-based categories of institutions, and the extent to which EPS and certain other capital and liquidity requirements apply depends on the banking organization’s category. Under the Tailoring Rules, the Bancorp and the Bank each qualify as a Category IV banking organization subject to the least restrictive of the requirements applicable to firms with $100 billion or more in total consolidated assets. Requirements for a Category IV institution include: risk management and risk committee requirements; specified liquidity risk management, stress testing, buffer and reporting requirements; a biennial supervisory stress test in even years with public disclosures; eligibility for standardized approach capital requirements; application of a stress capital buffer updated biennially; non-application of the countercyclical capital buffer or supplementary leverage ratio applicable to larger institutions; and calibrated liquidity coverage ratio and net stable funding ratio requirements. For institutions with $250 billion or more in total consolidated assets, known as Category III institutions, more stringent additional requirements apply, including: prescribed liquidity risk limits, enhanced collateral monitoring frequency and intraday liquidity risk monitoring; more frequent liquidity stress tests and reporting; annual supervisory stress tests with public disclosure; biennial company-run stress tests with public disclosure plus annual internal stress tests; application of single counterparty credit limits; potential application of a countercyclical capital buffer; a supplementary leverage ratio; and enhanced liquidity coverage ratio and net stable funding ratio requirements. After the acquisition of Comerica Incorporated, the Bancorp and the Bank expect to become Category III institutions by the end of 2026 and do not expect any material financial impacts associated with this transition. Additionally, after the acquisition, the Bancorp and the Bank expect to meet or exceed all risk-based capital and leverage ratio requirements under the capital adequacy rules (see Regulatory Capital Requirements below).

Dividends
The Bancorp is a legal entity separate and distinct from its subsidiaries and depends primarily upon dividends received from its direct and indirect subsidiaries, including the Bank, to fund its activities, including debt service and capital distributions, such as dividends or share repurchases. Federal law limits the extent to which the Bank can declare and pay dividends to the Bancorp, including pursuant to regulatory capital requirements, general regulatory oversight to prevent unsafe or unsound practices, and requirements concerning the payment of dividends out of net profits, surplus and available earnings. Certain contractual restrictions also may limit the ability of the Bank to pay dividends to the Bancorp. No assurances can be given that the Bank will pay dividends to the Bancorp.

The Bancorp’s ability to declare and pay dividends is similarly limited by federal banking law and FRB regulations and policy. The FRB has authority to prohibit BHCs from making capital distributions if they would be deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for BHCs to pay dividends unless a BHC’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the Bancorp’s ability to make capital distributions, including paying dividends and repurchasing shares, is subject to the Bancorp complying with the automatic restrictions on capital distributions under the FRB’s capital adequacy rules (see Regulatory Capital Requirements below).

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
22 Fifth Third Bancorp

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

In response to the bank failures that occurred in the first half of 2023, the FDIC issued a final rule for a special deposit insurance assessment on banking organizations with greater than $5 billion in assets to recover the losses to the DIF associated with protecting uninsured depositors. The estimate of the cost associated with protecting the uninsured depositors will continue to be subject to periodic adjustment until the final loss amount is determined by the FDIC. The Bancorp expects to remit the final quarterly payment of the special assessment at the end of the first quarter of 2026 and believes the related expense has been fully recognized as of December 31, 2025.

Transactions with Affiliates
Federal banking laws restrict transactions between the Bank and its affiliates, including the Bancorp. Restrictions include limits on extensions of credit to affiliates, investments in the securities of affiliates, purchases of assets from affiliates and certain other transactions with affiliates. Credit transactions with affiliates must be collateralized and transactions with affiliates must be on market terms or better for the Bank. Generally, covered transactions with any affiliate are limited to 10% of the Bank’s capital stock and surplus and covered transactions with all affiliates are limited to 20% of the Bank’s capital stock and surplus. These laws also apply to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. Federal banking laws also place restrictions on extensions of credit by the Bank to its directors, executive officers and principal shareholders.

Community Reinvestment Act
The CRA generally requires insured depository institutions, including the Bank, to make loans and investments and provide services that meet the credit needs of communities they serve. The Bank is evaluated periodically by the OCC with respect to CRA obligations and must maintain comprehensive records of its CRA activities for purposes of these examinations to permit the OCC to evaluate its record of performance in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. The OCC rates each institution’s compliance with the CRA as Outstanding, Satisfactory, Needs to Improve or Substantial Noncompliance. The Bank’s most recent CRA performance rating was Outstanding.

The CRA requires the relevant federal bank regulatory agency to consider a bank’s CRA assessment when considering an application to conduct certain transactions or to open or relocate a branch office. An unsatisfactory CRA record could substantially delay or result in the denial of an approval or application by the Bancorp or the Bank.

Regulatory Capital Requirements
The Bancorp and the Bank are subject to risk-based capital and leverage ratio requirements under the capital adequacy rules (the “Capital Rules”) adopted by the FRB for the Bancorp and by the OCC for the Bank. These requirements are minimums, and the FRB and OCC may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital to operate in a safe and sound manner. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Bancorp’s operations or financial condition. Such failure could also result in restrictions on the Bancorp’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications. Under the Capital Rules, certain on- and off-balance sheet exposures of the Bancorp and the Bank are subject to risk weights used to determine risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for the Bancorp and the Bank:
•Common Equity Tier 1 (“CET1”) risk-based capital ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets and accumulated other comprehensive income (“AOCI”). The Bancorp has elected to exclude certain AOCI components, with the result that those components are not recognized in the Bancorp’s CET1 capital.
•Tier 1 risk-based capital ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, noncumulative perpetual preferred stock and certain other qualifying capital instruments.
•Total risk-based capital ratio, equal to the ratio of total capital, including CET1 capital, Tier 1 capital and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for credit losses (“ACL”) up to a maximum of 1.25% of risk-weighted assets.
•Leverage ratio, equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill or any other assets that the U.S. banking agencies determine should be deducted from Tier 1 capital.

Under the Capital Rules, an institution’s eligible retained income, when considered in conjunction with capital ratios and the stress capital buffer, provides limitations on capital distributions (including dividends and share repurchases) and certain executive compensation arrangements for the quarter following the calculation. As of December 31, 2025, these limitations did not have an impact on the Bancorp’s executive compensation arrangements or ability to make capital distributions.

23 Fifth Third Bancorp

Additionally, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), among other things, requires the federal bank regulatory agencies to take prompt corrective action regarding depository institutions that do not meet minimum capital requirements. The FDICIA establishes five regulatory capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. The FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to various restrictions on borrowing from the Federal Reserve System, among other limitations.

For purposes of the FRB’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as the Bancorp, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the FRB were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, the Bancorp’s capital ratios as of December 31, 2025 would exceed such revised well-capitalized standard. The FRB may require BHCs, including the Bancorp, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile and growth plans. For more information related to regulatory capital requirements and the Bancorp’s and the Bank’s capital ratios, refer to Note 29 of the Notes to Consolidated Financial Statements.

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

Category IV BHCs, including the Bancorp, are subject to the FRB supervisory stress test process every two years, with the next required assessment in 2026. The Bancorp’s most recent required assessment was completed in 2024. These supervisory stress tests are forward-looking quantitative evaluations of the impact of stressful economic and financial market conditions on capital and are used to calibrate the Bancorp’s stress capital buffer requirement.

Stress Buffer Requirements
The Bancorp is subject to the stress capital buffer requirement and must maintain capital ratios above the sum of its minimum risk-based capital ratios and the stress capital buffer to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. The Bancorp’s stress capital buffer under the FRB severely adverse scenario was 3.2% as of both December 31, 2025 and 2024. The Bancorp’s capital ratios have exceeded the stress capital buffer requirement for all periods presented. For more information related to the stress capital buffer, refer to Note 29 of the Notes to Consolidated Financial Statements.

Heightened Governance and Risk Management Standards
The OCC has published guidelines documenting expectations for the governance and risk management practices of certain large financial institutions, including the Bank. The guidelines require covered institutions to establish and adhere to a written governance framework to manage and control their risk-taking activities. In addition, the guidelines provide standards for the institutions’ boards of directors to oversee the risk governance framework. The Bank currently has a written governance framework and associated controls. On December 23, 2025, the OCC proposed to increase the threshold for application of these guidelines to apply only to national banks with average total consolidated assets of $700 billion.

Privacy and Data Security
Regulators have adopted guidelines for safeguarding confidential personal customer information. The guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information. In addition, various regulators have increased their focus on cybersecurity through guidance, examinations and regulations. The Bancorp has adopted an information security program that has been approved by the Bancorp’s Board of Directors. For more information related to cybersecurity, refer to Item 1C of this Annual Report.

The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such
24 Fifth Third Bancorp

nonpublic personal information and, except as otherwise required by law, prohibits disclosing such information except as provided in the banking subsidiary’s policies and procedures. The Bank has implemented a privacy policy.

States are also increasingly proposing or enacting legislation that relates to data privacy and data protection such as the California Consumer Privacy Act. The Bancorp continues to assess the requirements of such laws and proposed legislation and their applicability. The Fair Credit Reporting Act also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on the Bancorp and its subsidiaries.

Anti-Money Laundering and Economic Sanctions
The Bancorp is subject to federal laws that are designed to counter money laundering and terrorist financing and transactions with certain persons, companies or foreign governments sanctioned by the U.S. These laws obligate depository institutions and broker-dealers to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency and conduct enhanced due diligence on certain accounts. They also prohibit U.S. persons from engaging in transactions with certain designated restricted countries and persons. Depository institutions and broker-dealers are required by their regulators to maintain robust policies and procedures to ensure compliance with these obligations.

Failure to comply with these laws or maintain an adequate compliance program can lead to significant monetary penalties and reputational damage and regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring or other expansionary activity. Further, enforcement actions with respect to these laws can result in substantial penalties, including criminal pleas. The Bancorp’s Board of Directors has approved policies and procedures that the Bancorp believes comply with these laws.

Debit Card Interchange Fees
Pursuant to rules implemented by the FRB, interchange transaction fees for electronic debit transactions are limited to 21 cents plus 0.05% of the transaction, plus an additional qualifying one cent per transaction fraud-prevention adjustment. These rules impose requirements regarding routing and network transaction processing. On October 25, 2023, the FRB proposed to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. The proposal would also establish a regular process for updating the maximum amount every other year going forward. The FRB’s final decision on whether to enact its proposal has since been placed on hold pending the conclusion of current litigation disputing the FRB’s authority to enact key provisions of the regulation that governs debit card interchange fees. Fifth Third continues to monitor the development of these proposed rule revisions and the corresponding litigation.

Resolution Planning
The Bank is subject to resolution planning requirements enacted by the FDIC. In June 2024, the FDIC Board of Directors approved a final rule to amend its resolution plan requirements that largely apply to insured depository institutions with more than $100 billion in assets, including the Bank. This rule requires submission of comprehensive resolution plans that meet enhanced standards every three years and interim submissions in intervening years. The final rule took effect on October 1, 2024, and the Bank submitted its resolution plan as required prior to the July 1, 2025 deadline.

Recovery Planning
On October 21, 2024, the OCC amended its enforceable Recovery Planning Guidelines to apply to banks with at least $100 billion in assets, such as the Bank, effective January 1, 2025, subject to a twelve-month compliance period. On October 27, 2025, the OCC requested comment on a proposal to rescind its recovery planning guidelines for certain large insured national banks, federal savings associations and federal branches. If adopted as proposed, the recovery planning guidelines that went into effect January 1, 2025 and applied to banks with at least $100 billion in assets, including the Bank, would be rescinded. Broadly, the Recovery Planning Guidelines, as amended in 2024, require a recovery plan that includes indicators of the risk or existence of severe stress that reflect the Bank’s particular vulnerabilities, credible options the Bank could undertake in response to restore its financial strength and viability and an assessment and description of how these options would affect the Bank. Recovery plans must also address overall organizational and legal entity structure and related interconnections and interdependencies, procedures for escalating decision-making, management reports, communication procedures and any other information the OCC requires.

Regulatory Regime for Derivatives
Title VII of Dodd-Frank imposes a registration regime and regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital margin, segregation trade reporting, position limits, business conduct standards and recordkeeping. Title VII also requires certain persons to register as a swap dealer or a security-based swap dealer. The Bank is registered with the Commodity Futures Trading Commission (the “CFTC”) as a swap dealer. The CFTC, SEC and regulators have finalized the rules implementing Title VII applicable to the over-the-counter derivatives markets and swap dealers. As a CFTC registered swap dealer, the Bank is subject to the requirements of Title VII, including rules related to internal and external business conduct standards, reporting, recordkeeping, mandatory clearing for certain swaps and trade documentation and confirmation requirements. In addition, regulators require
25 Fifth Third Bancorp

the Bank to comply with rules regarding mandatory posting, collection and segregation of margin by certain swap counterparties and capital requirements. The Bank is not registered as a security-based swap dealer.

Broker-Dealer and Investment Adviser Regulation
Fifth Third’s broker-dealer and investment adviser subsidiaries are subject to regulation by the SEC. Financial Industry Regulation Authority (“FINRA”) is the primary self-regulatory organization for Fifth Third’s registered broker-dealer subsidiary. Fifth Third’s broker-dealer and investment adviser subsidiaries are also subject to additional regulation by states or local jurisdictions. The SEC and FINRA have active enforcement functions that oversee broker-dealers and investment advisers and can bring actions that result in fines, restitution, limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA considers a variety of factors in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history and supervisory concerns.

Consumer Protection Regulation and Supervision
The Bancorp is subject to supervision and regulation by the CFPB with respect to federal consumer protection laws. The Bancorp is also subject to certain state consumer protection laws, and under Dodd-Frank, state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations. These federal and state consumer protection laws apply to a broad range of Fifth Third’s activities and to various aspects of its business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive, or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services.

The CFPB has promulgated many mortgage-related final rules, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements and appraisal and escrow standards for higher priced mortgages. The mortgage-related final rules issued by the CFPB materially restructured the origination, servicing and securitization of residential mortgages in the U.S. These rules impact the business practices of mortgage lenders, including the Bank.

Future Legislative and Regulatory Initiatives
Federal and state legislators as well as regulatory agencies may introduce or enact new laws and rules, or amend existing laws and rules, which may affect the regulation of financial institutions and their holding companies. The regulatory agencies may seek to apply higher standards to the Bancorp and the Bank than as required by law, through supervision. The impact of any future legislative or regulatory changes, or supervisory direction, cannot be predicted. However, such changes could affect the Bancorp’s business, financial condition and results of operations.

Available Information
The Bancorp files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and an annual proxy statement, as well as any amendments to those reports. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual proxy statement and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on the Bancorp’s Investor Relations website at ir.53.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Investor information and press releases can also be viewed at ir.53.com. Website references in this Annual Report are merely textual references. Information on or accessible through Fifth Third’s website is not deemed to be incorporated into this Annual Report on Form 10-K.

Information about the Bancorp’s Code of Business Conduct and Ethics (as amended from time to time), is available on Fifth Third’s corporate website at www.53.com. In addition, any future waivers from a provision of the Fifth Third Code of Business Conduct and Ethics covering any of Fifth Third’s directors or executive officers (including Fifth Third’s principal executive officer, principal financial officer and principal accounting officer or controller) will be posted at this website.
26 Fifth Third Bancorp

ITEM 1A. RISK FACTORS
The risks and uncertainties listed below present risks that could have a material impact on the Bancorp’s business, financial condition or results of operations. Some of these risks and uncertainties are interrelated and the occurrence of one or more of them may exacerbate the effect of others. The risks and uncertainties described below are not the only ones Fifth Third faces. Additional risks and uncertainties not presently known to Fifth Third or that Fifth Third currently believes to be immaterial may also adversely affect its business. Refer to page 19 for cautionary information regarding forward-looking statements.

CREDIT RISKS

Deteriorating credit quality has adversely impacted Fifth Third in the past and may adversely impact Fifth Third in the future.
When Fifth Third lends money or commits to lend money, the Bancorp incurs credit risk, or the risk of loss if borrowers do not repay their loans, leases, credit cards, derivative obligations or other credit obligations. The performance of these credit portfolios significantly affects the Bancorp’s financial results and condition, including the level of credit losses and reserves for credit losses. Fifth Third’s credit risk and credit losses can increase if its loans are concentrated among individual borrowers, borrowers engaged in the same or similar activities, industries or geographies, or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. Refer to the Credit Risk Management subsection of the Risk Management section in Item 7 of this Annual Report for more information on specific concentrations.

Fifth Third reserves for expected credit losses by establishing an allowance for credit losses through a charge to earnings. The amount of this allowance is based on Fifth Third’s assessment of credit losses expected to be incurred in the credit portfolios, including unfunded commitments, and requires difficult, subjective and complex judgments about the environment, including analysis of economic or market conditions that may impair the ability of borrowers to repay their loans. Fifth Third may underestimate the credit losses expected to be incurred in its portfolios and have credit losses in excess of the amount reserved. Alternatively, Fifth Third may increase the reserve because of changing economic or market conditions, including inflation, interest rate fluctuations, higher unemployment, or other factors such as changing protections in credit agreements or changes in borrowers’ behavior. Fifth Third believes that both the ALLL and reserve for unfunded commitments are adequate to cover expected losses at December 31, 2025. However there is no assurance that they will be sufficient to cover all potential future credit losses associated with exposures existing at December 31, 2025, especially if economic conditions decline.

Problems encountered by other financial institutions could adversely affect financial markets generally and have direct and indirect adverse effects on Fifth Third.
Fifth Third has exposure to counterparties in the financial services industry and other industries and routinely executes transactions with such counterparties, which may expose Fifth Third to credit risk in the event of default of a counterparty or client. In addition, Fifth Third’s credit risk may be affected when the collateral it holds cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as systemic risk and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Bancorp interacts on a daily basis, and therefore could adversely affect Fifth Third.

Inability to refinance in public or private capital markets could cause a default that impacts Fifth Third borrowers.
Some Fifth Third customers rely on additional sources of capital from outside the Bancorp. If public or private capital markets are disrupted or unavailable to these borrowers such that they cannot obtain funds for refinancing, those borrowers may experience a shortfall that would leave them unable to honor short-term and/or long-term obligations to the Bancorp.

LIQUIDITY RISKS

Fifth Third must maintain adequate sources of funding and liquidity.
Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. Fifth Third primarily relies on bank deposits to be a low cost and stable source of funding for the loans it makes and the operation of its business. Core deposits, which include transaction deposits and certificates of deposit $250,000 or less, have historically provided Fifth Third with a sizeable source of relatively stable and low-cost funds (average core deposits funded 77% of average total assets for the year ended December 31, 2025). In addition to customer deposits, sources of liquidity include investments in the securities portfolio, Fifth Third’s sale or securitization of loans in secondary markets, the pledging of loans and investment securities to access secured borrowing facilities through the FHLB and the FRB and Fifth Third’s ability to raise funds in money markets and capital markets.

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
27 Fifth Third Bancorp

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
•increased collateral requirements including those driven by a decline in the market value of the financial instruments;
•increased regulatory requirements;
•reductions in one or more of Fifth Third’s agency ratings;
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
Fifth Third’s access to capital markets is a key component of its funding strategy and is influenced by ratings assigned by rating agencies to Fifth Third, certain of its subsidiaries and particular classes of securities they issue. These ratings also affect the interest rates that Fifth Third pays when issuing new debt securities. A downgrade to Fifth Third or its subsidiaries’ credit rating could limit its access to the capital markets, affect its ability to retain deposits, cause creditors and business counterparties to raise collateral requirements, increase its borrowing costs and reduce profitability. Additionally, downgrades may trigger obligations or create liabilities under the terms of Fifth Third’s existing arrangements that could increase costs, impair the marketability of affected securities, prompt further downgrades and otherwise have a negative effect on Fifth Third’s financial condition or results of operations. There can be no assurances that Fifth Third or its subsidiaries will retain any specific rating from any specific rating agency.

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
The Bancorp is a separate and distinct legal entity from its subsidiaries and typically receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Bancorp’s stock and interest and principal on its debt. The ability of its subsidiaries to pay dividends or make other payments or distributions depends on their respective operating results and may be restricted by, among other things, regulatory constraints, prevailing economic conditions (including interest rates) and financial, business and other factors, many of which are beyond the control of the Bancorp. Regulatory scrutiny of liquidity and capital levels at BHCs and banks has resulted in increased regulatory focus on all aspects of capital planning, including dividends and other distributions. In addition, the Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors.

Regulatory limitations on the Bancorp’s ability to receive dividends from its subsidiaries, economic conditions and other financial or business factors could have a material adverse effect on the Bancorp’s liquidity and ability to pay dividends on stock or interest and principal on its debt and to engage in share repurchases. For further information, refer to Regulation and Supervision in Item 1 of this Annual Report on Form 10-K and Note 3 of the Notes to Consolidated Financial Statements.

28 Fifth Third Bancorp

OPERATIONAL RISKS

Fifth Third’s business is dependent on the availability and performance of operational and information technology systems, including those provided by third-party service providers. Interruptions or failures could materially adversely affect operations.
Fifth Third’s operations depend on operational and information technology systems, including financial, accounting, transaction-execution, and other operational systems, as well as devices, hardware, and networks supporting those systems, all of which may be operated by both Fifth Third and/or by third-party service providers.

Failure, disruption, interruption or outage to any system may cause disruptions in critical business operations such as the ability to use accounting, deposit, loan, payment and other systems. It could also cause unfavorable effects to clients and customers, including delays or other disruptions in services, limitations on Fifth Third’s ability to collect data needed for its business, inability to settle or clear transactions, the possibility that fund transfers are completed erroneously and fraudulent transactions. While Fifth Third invests in automation and emerging technologies such as AI, to prevent, detect and remedy any interruptions or failures, manual oversight remains a critical component of its risk mitigation strategy. Exception handling and control testing are employed to help identify and remediate errors that may not be captured through automated processes. Despite these controls, failures are still possible and could result in operational disruptions or financial loss.

In addition, any security compromise or information technology system disruptions in the financial services industry could interrupt Fifth Third’s business or operations, harm its reputation, erode borrower confidence, negatively affect Fifth Third’s ability to attract new members, or subject it to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect Fifth Third’s business and results of operations.

Risks of operational failures, disruptions or outages in Fifth Third’s operational and information technology systems, and those provided by third-party providers, can result from a variety of factors, only some of which may be wholly or partially within the control of Fifth Third, its third-party providers or the financial services industry more generally. Such events could affect Fifth Third’s systems or limit Fifth Third’s ability to use information technology due to effects on underlying infrastructure. Although Fifth Third regularly updates and replaces systems that it depends on, financial institutions generally continue to utilize some older systems alongside newer systems. Causes of system failures, disruptions or outages may be difficult to detect. While the Bancorp believes that its current business continuity plans are adequate, there can be no assurance that such plans will fully mitigate all potential risks to Fifth Third, its customers or its clients.

Third-party service providers with which Fifth Third does business, as well as vendors and other third parties with which Fifth Third’s customers do business, can also be sources of operational risk to Fifth Third, particularly where processes are highly concentrated or customer activities are beyond Fifth Third’s security and control systems, such as through the use of the internet, personal computers, tablets, smart phones and other mobile services. Fifth Third could also be held responsible for the failure of third-party service providers, as well as other third parties, to comply with applicable laws, rules or regulations.

Any failures or disruptions of Fifth Third’s systems or operations, including in connection with outages or disruptions of systems provided by third parties, could adversely affect Fifth Third’s business and results of operations by subjecting Fifth Third to losses or liability, among other negative impacts, including reputational harm, litigation, regulatory fines or penalties or losses not covered by insurance.

Fifth Third and its service providers are exposed to cybersecurity risks, including risk of cyber-attacks and other information security breaches, which create both operational and reputational risk for the Bank and its customers across all lines of business.
Fifth Third’s business is conducted primarily via digital and information technology systems. This includes the use of digital applications, cloud computing and third- and fourth-party providers that host and store customer, employee and operational information.

Failures, service interruptions, breaches or attempted breaches in the security of these environments occur frequently across the financial services industry including at Fifth Third and its third- and fourth-party providers. If a material event of this nature occurred at Fifth Third or one of its third- or fourth-party providers, it could result in disruptions to Fifth Third’s accounting, deposit, lending and other systems, and adversely affect its customer relationships.

Fifth Third invests in information security, technical resiliency, business continuity and disaster recovery planning, and has policies and procedures designed to detect, limit, and prevent the impact of these possible events, and requires its third-party service providers to maintain similar controls. Despite this, there can be no assurance that any cyber-attacks, security breaches or system failures or interruptions will not occur or, if any do occur, that it can be remediated in such a way to eliminate the risk.

Financial institutions are the targets of frequent efforts to breach systems, including through denial of service attacks, social engineering such as phishing and smishing, placement of insider threats, and ransomware, among others. Moreover, because the techniques used to cause such security breaches change frequently, may not be recognized until launched against a target and may originate from remote and less regulated areas around the world, Fifth Third may be unable to proactively address these techniques or to implement adequate preventative measures. The increasing interdependence and complexity of financial institutions and infrastructure also means a disruption, compromise or failure that
29 Fifth Third Bancorp

affects one segment of the financial services industry could also impact Fifth Third. The prospect that AI may be used to conduct attacks may make them more difficult to detect. Additionally, the growing sophistication of AI increases the risk of cyber-attacks.

Despite Fifth Third’s efforts to prevent a cyber-attack, a successful cyber-attack could persist for an extended period before being detected and, following detection, it could take considerable time for Fifth Third to obtain full and reliable information about the cybersecurity incident and the extent, amount and type of information compromised. During an investigation, Fifth Third may not necessarily know the full effects of the incident or how to remediate it, and actions and decisions that are taken or made in an effort to mitigate risk may further increase the costs and other negative consequences of the incident.

Additionally, Fifth Third uses third- and fourth-party providers to host data, products, services, systems or platforms for Fifth Third, or in some cases to provide services to Fifth Third domestically and internationally. Fifth Third has a third-party risk program to oversee third- and fourth-party providers. This does not eliminate all risk and its failure to do so could result in customer losses, operational issues, litigation, regulatory actions and reputational damage. Even with reasonable investment and diligence by Fifth Third, Fifth Third’s ability to prevent cyber-attacks, security breaches or system failures or interruptions impacting its third- and fourth-party service providers may be limited. Financial services industry trends demonstrate a shift towards the use of cloud providers, Software as a Service partners and hosted platforms rather than traditional software services that can be operated from within a company’s firewall and data centers. The risks relating to security and availability of Fifth Third’s systems are further heightened through the increasing use of near real-time money movement solutions such as Zelle, and increase the difficulty to detect, prevent and recover fraudulent transactions. While controls are robust, the speed and automation of these systems introduce a risk of erroneous transactions that could result in financial loss. These additional risks are increasing the costs of Fifth Third’s investment in technology and cybersecurity and require further investment in cyber-related and data loss event insurance which Fifth Third has in place. Though Fifth Third has insurance against some cybersecurity risks and attacks, it may not be sufficient to offset the impact of a material loss event; and, Fifth Third cannot guarantee that cybersecurity insurance policies will not deny coverage, or that existing insurance coverage will continue to be available on acceptable terms. Future investment in these areas could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

Further, clients and customers use their own devices to utilize mobile banking and online services. Not all of Fifth Third’s clients, customers or counterparties have appropriate controls in place to protect information exchanged between them and Fifth Third. This may create new security risks and increase the likelihood of security incidents impacting customers’ information. Customers’ information may not always be protected by third-party applications or other third-party technology used in connection with such services. This can result and has resulted in fraud.

A security breach impacting systems operated by or on behalf of Fifth Third, or the loss or corruption of confidential information such as customer data, business results, and transaction records could adversely impact Fifth Third in numerous material ways, including by requiring public notification about the incident, causing financial losses, impacting Fifth Third’s ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, all of which could result in regulatory sanctions, litigation, reputational harm, monetary loss and the loss of customer confidence in Fifth Third. Additionally, security breaches involving the loss, mishandling, theft or corruption of customer or client information could result in adverse consequences including financial losses to Fifth Third's customers, litigation, regulatory sanctions, lost customers and revenue, increased costs and reputational harm.

For more detail on Fifth Third’s cybersecurity governance structure and practices, see Item 1C of this Annual Report.

Fifth Third may not be able to effectively manage organizational changes and implement key initiatives in a timely fashion, or at all, due to competing priorities which could adversely affect its business, financial condition, results of operations and reputation.
Fifth Third is subject to rapid changes in technology, regulation and product innovation, and faces intense competition for customers, sources of revenue, capital, services, qualified employees and other essential business resources. In order to meet these challenges, Fifth Third is or may be engaged in numerous critical strategic initiatives at the same time. Accomplishing these initiatives may be complex, time intensive and require significant financial, technological, management and other resources. These initiatives may consume management’s attention and may compete for limited resources. In addition, organizational changes may need to be implemented throughout Fifth Third as a result of the new products, services, partnerships and processes that arise from the execution of these various strategic initiatives. Fifth Third may have difficulty managing these organizational changes and executing these initiatives effectively in a timely fashion, or at all. Fifth Third’s failure to do so could expose it to litigation or regulatory action and may damage Fifth Third’s business, financial condition, results of operations and reputation.

Fifth Third may not be able to successfully implement future information technology system enhancements, which could adversely affect Fifth Third’s business operations and profitability.
Fifth Third invests significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level for ongoing product development and process re-engineering. Fifth Third may not be able to acquire or protect rights to its licensed or owned intellectual property or successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and result in reputational harm and have other negative effects. Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact
30 Fifth Third Bancorp

Fifth Third’s financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, Fifth Third may become involved in licensing disputes or other litigation related to intellectual property or incur significant training, licensing, maintenance, consulting, depreciation expense and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time. A failure to maintain or enhance Fifth Third’s competitive position with respect to technology, whether because of a failure to anticipate client expectations or other necessary changes, a failure in the performance of technological developments or an untimely roll out of developments, may cause Fifth Third to lose market share or incur additional expense.

New technological advancements, such as AI, may subject Fifth Third to additional risks.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, and an established and growing demand for mobile and other phone and computer banking applications. Fifth Third’s future success depends, in part, upon Fifth Third’s ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in its operations. Fifth Third’s competitors may have substantially greater resources to invest in technological improvements. Fifth Third may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on Fifth Third’s business, financial condition and results of operations.

Further, Fifth Third may utilize new technology, such as AI, in connection with its business and operations. AI may be developed internally by Fifth Third, or may be provided to Fifth Third by third- or fourth-party service providers. Any such new technology could have a significant impact on the effectiveness of Fifth Third’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, products or services and/or technologies could have a material adverse effect on Fifth Third’s business, financial condition and results of operations.

AI may introduce Fifth Third to novel or intensified legal, regulatory, ethical, operational, reputational or other risks. AI models employed by Fifth Third or its service providers might be flawed due to improper design, implementation, or training or outputs based on data or algorithms that are incomplete, inadequate, misleading, biased or of poor quality. These flaws may not be easily identifiable. Additionally, there is no certainty that Fifth Third’s use of AI will successfully enhance its business operations or achieve its intended outcomes, and its competitors may adopt AI more swiftly or effectively than Fifth Third does.

AI usage is subject to a range of existing laws and regulations. AI is also expected to be governed by new laws and regulations, or new applications of existing laws and regulations. AI is under ongoing scrutiny by various governmental and regulatory bodies, with federal, state and international authorities either implementing or considering legal frameworks that could impact Fifth Third’s ability to leverage AI effectively. Fifth Third may find it challenging to predict and adapt to these rapidly evolving legal requirements. Additionally, if Fifth Third does not possess adequate rights to the data or algorithms underpinning its AI solutions, or the outputs they generate, Fifth Third could face liabilities for breaching applicable laws and regulations. The limited experience with novel AI algorithms or applications within financial services generally, coupled with the swift pace of technological advancements and the rapid adoption of AI by Fifth Third’s partners and competitors, may hinder Fifth Third’s ability to effectively mitigate or detect these risks. Any perceived or actual shortcomings in addressing AI-related concerns could adversely affect Fifth Third’s business and operations.

Fifth Third may experience losses related to fraud, theft or violence.
Fifth Third has experienced, and may experience again in the future, losses incurred due to customer or employee fraud, theft or physical violence. Additionally, physical violence may negatively affect Fifth Third’s key personnel, facilities or systems. These losses may be material and negatively affect Fifth Third’s financial condition, results of operations or prospects or lead to significant reputational risks and other effects. The industry fraud threat continues to evolve, including but not limited to strategies such as card fraud, check fraud, electronic fraud, wire fraud, social engineering, the use of AI for impersonation and other schemes, malware and phishing attacks for identity theft and account takeover. Fifth Third continues to invest in fraud prevention in the forms of people and systems designed to prevent, detect and mitigate the customer and financial impacts.

Fifth Third could suffer if it fails to attract and retain skilled personnel.
Fifth Third’s success depends, in large part, on its ability to attract and retain key individuals. Competition for qualified candidates is intense, which may increase Fifth Third’s expenses and may result in Fifth Third not being able to hire candidates or retain them. If Fifth Third is not able to hire qualified candidates or retain its key personnel, Fifth Third may be unable to execute its business strategies and may suffer adverse consequences to its business, financial condition and results of operations.

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

31 Fifth Third Bancorp

LEGAL AND REGULATORY COMPLIANCE RISKS

Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, investigations and litigation, regulatory or other enforcement proceedings by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies, which may lead to adverse consequences.
Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by governmental regulatory agencies and law enforcement authorities, including but not limited to the FRB, OCC, CFPB, SEC, FINRA, U.S. Department of Justice, etc., as well as state and other governmental authorities and self-regulatory bodies, regarding their respective businesses. Also, a violation of law or regulation by another financial institution may give rise to an inquiry into or investigation by regulators or other authorities of the same or similar practices by Fifth Third. In addition, the complexity of the federal and state regulatory and enforcement regimes in the U.S. means that a single event or topic may give rise to numerous and overlapping investigations and regulatory proceedings. Furthermore, Fifth Third and certain of its directors and officers have been named from time to time as defendants in various class actions and other litigation relating to Fifth Third’s business and activities, as well as regulatory or other enforcement proceedings. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement. Enforcement authorities may seek admissions of wrongdoing and, in some cases, criminal pleas as part of the resolutions of matters, and any such resolution of a matter involving Fifth Third could lead to increased exposure to private litigation, adversely affect Fifth Third’s reputation and result in limitations on Fifth Third’s ability to do business in certain jurisdictions.

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

Fifth Third is also subject to risk from potential employee misconduct and in some instances, may be held responsible for the failure of certain third parties, including service providers, vendors, business partners, customers or certain companies in which Fifth Third has invested, to comply with applicable laws, rules or regulations. Substantial legal liability or regulatory or other enforcement action against Fifth Third could materially adversely affect its business, financial condition or results of operations and/or cause significant reputational harm to its business. The outcome of lawsuits and regulatory proceedings may be difficult to predict or estimate and may involve claims for substantial compensatory and/or punitive damages. Although Fifth Third establishes accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, Fifth Third does not have accruals for all legal proceedings where it faces a risk of loss. In addition, amounts accrued may not represent the ultimate loss to Fifth Third from the legal proceedings in question. Thus, Fifth Third’s ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies, which could adversely affect Fifth Third’s results of operations.

For further information on specific legal and regulatory proceedings, refer to Note 19 of the Notes to Consolidated Financial Statements.

Fifth Third is subject to extensive governmental regulation which could adversely impact Fifth Third or the businesses in which Fifth Third is engaged.
Government regulation and legislation subject Fifth Third to restrictions, oversight and/or costs that may have an impact on Fifth Third’s business, financial condition, results of operations or the price of its common stock.

Fifth Third is subject to extensive federal and state regulation, supervision and legislation that govern almost all aspects of its operations and limit the businesses in which Fifth Third may engage. This includes many regulations related to Fifth Third’s banking, investment banking, securities underwriting, market making, investment management and retail and institutional brokerage services businesses offered through the Bancorp’s subsidiaries. These laws and regulations may change from time to time and are primarily intended for the protection of consumers, borrowers and depositors and are not designed to protect security-holders. Compliance with these laws and regulations has resulted in and will continue to result in additional costs, which could be significant, and may have a material and adverse effect on Fifth Third’s results of operations. In addition, if Fifth Third does not comply with applicable legislation and regulations, Fifth Third may be subject to litigation, fines, penalties or judgments, or material regulatory restrictions on its businesses, which could adversely affect operations and, in turn, financial results, or that materially adversely affect its shareholders. Future changes in laws or regulations or their interpretations or enforcement may also be materially adverse to Fifth Third and its shareholders or may require Fifth Third to expend significant time and resources to comply with such requirements. Similarly, the impact of domestic and international events related to financial crime such as fraud, money laundering and economic sanctions will continue to be an area of constant change, risk and regulatory focus which pose ongoing regulatory, compliance, operational and financial risks.

Fifth Third cannot predict whether or what pending or future legislation will be adopted or the impact of any such new legislation on Fifth Third. Changes in regulation and supervisory and enforcement focus could affect Fifth Third in a substantial way and could have an adverse
32 Fifth Third Bancorp

effect on its business, financial condition and results of operations. Additionally, legislation or regulatory reform could affect the behaviors of third parties that Fifth Third deals within the course of business, such as rating agencies, insurance companies and investors.

Bank failures may create market volatility and regulatory uncertainty which could have a material adverse effect on Fifth Third’s business and financial condition. In addition, changes in laws or regulations that affect Fifth Third’s customers and business partners could negatively affect Fifth Third’s revenues and expenses. Certain changes in laws or regulations such as tax law reforms that impose limitations on the deductibility of interest may decrease the demand for Fifth Third’s products or services and could negatively affect its financial condition and results of operations. Heightened standards under new laws or regulations may result in increased obligations and compliance costs, may result in supervisory or enforcement action, and may factor into Fifth Third’s ability to expand services and/or engage in new activities. Other changes in laws or regulations could cause Fifth Third’s third-party service providers and other vendors to increase prices and negatively affect Fifth Third’s expenses and financial results.

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
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions and their holding companies, the FRB, the FDIC, the CFPB and the OCC have the authority to compel or restrict certain actions by the Bancorp and the Bank. The Bancorp and the Bank are subject to such supervisory authority and, more generally, must, in certain instances, obtain prior regulatory approval before engaging in certain activities or corporate decisions. There can be no assurance that such approvals, if required, would be obtained or granted in a timely manner. Failure to receive any such approval, if required, could limit or impair the Bancorp’s operations, restrict its growth, ability to compete, innovate or participate in industry consolidation and/or affect its dividend policy. Such actions and activities that may be subject to prior approval include, but are not limited to, increasing dividends or other capital distributions by the Bancorp or the Bank, entering into a merger or acquisition transaction, acquiring or establishing new branches and entering into certain new businesses.

Fifth Third and other financial institutions are highly regulated and subject to extensive oversight, supervision and examination by regulators and self-regulatory entities. In this regard, government authorities, including the bank regulatory agencies and law enforcement, may pursue enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures and may also adversely affect Fifth Third’s ability to enter into certain transactions or engage in certain activities, or obtain necessary regulatory approvals in connection therewith. Government enforcement authority includes the ability to: assess significant civil or criminal monetary penalties, fines or restitution; issue cease and desist or removal orders; and initiate injunctive actions against banking organizations and institution-affiliated parties. These enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.

In some cases, regulatory agencies may take supervisory actions that may not be publicly disclosed, which could restrict or limit Fifth Third. Finally, as part of Fifth Third’s regular examination process, the Bancorp and the Bank’s respective regulators may advise it and its banking subsidiary to operate under various restrictions as a prudential matter. Such supervisory actions or restrictions, if and in whatever manner imposed, could negatively affect Fifth Third’s ability to engage in new activities and certain transactions, as well as have a material adverse effect on Fifth Third’s business and results of operations and may not be publicly disclosed.

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

Failure by the Bank to meet applicable capital requirements could subject it to a variety of enforcement actions available to regulatory authorities. These include limitations on the ability of the Bancorp to pay dividends and/or repurchase shares, the issuance by the regulatory authority of a capital directive to increase capital, loss of FHC status and the termination of deposit insurance by the FDIC.

The Bancorp is subject to the stress capital buffer requirement and must maintain capital ratios above its buffered minimum (regulatory minimum plus stress capital buffer) in order to avoid certain limitations on capital distributions and discretionary bonuses to executive
33 Fifth Third Bancorp

officers. Further changes to applicable capital and liquidity requirements could result in unexpected or new limitations on the Bancorp’s ability to pay dividends and engage in share repurchases.

Deposit insurance premiums levied against the Bank could increase.
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
Dodd-Frank created authority for the orderly liquidation of systemically important BHCs and non-bank financial companies and is based on the FDIC’s bank resolution model. The Secretary of the U.S. Treasury may trigger liquidation under this authority only after consultation with the President of the United States and after receiving a recommendation from the board of directors of the FDIC and the FRB upon a two-thirds vote. Liquidation proceedings will be funded by the Orderly Liquidation Fund, which will borrow from the U.S. Treasury and impose risk-based assessments on covered financial companies. Risk-based assessments would be made, first, on entities that received more in the resolution than they would have received in the liquidation to the extent of such excess and second, if necessary, on, among others, BHCs with total consolidated assets of $50 billion or more, such as Fifth Third. Any such assessments may adversely affect Fifth Third’s business, financial condition or results of operations.

MARKET RISKS: INTEREST RATE RISKS AND PRICE RISKS

Weakness in the U.S. economy, including within Fifth Third’s geographic footprint, has adversely affected Fifth Third in the past and may adversely affect Fifth Third in the future.
Fifth Third has been, and will continue to be, impacted by general business and economic conditions in the U.S. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment, tariffs or other anticipated changes in trade policy and other social, economic and political impacts of the incoming administration and the strength of the U.S. economy and the local economies in which Fifth Third operates, all of which are beyond Fifth Third’s control. Deterioration or continued weakness in any of these conditions could result in a decrease in demand for Fifth Third’s products and services.

Global and domestic political, social, economic and public health uncertainties and changes may adversely affect Fifth Third.
Global financial markets, including the U.S., face political and economic uncertainties (such as recent budget deficit concerns and political conflict over legislation to raise the U.S. government’s debt limit or a prolonged government shutdown) that may delay investment and hamper economic activity. International events such as trade disputes, separatist movements, leadership changes and political and military conflicts could adversely affect global financial activity and markets and could negatively affect the U.S. economy. The impact of widespread health emergencies may also adversely impact global markets and Fifth Third’s operations. If its borrowers are adversely affected due to a widespread health emergency that impacts Fifth Third employees, vendors or economic growth generally, Fifth Third’s results of operations and financial condition could be adversely affected. Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, which have been driven by geopolitical events that have resulted in heightened credit risk, reduced valuation of investments, decreased economic activity, heightened risk of cyber-attacks and inflation. Changes in trade policies by the U.S. or other countries, such as tariffs or retaliatory tariffs, may cause inflation which could impact the prices of products sold by the Bancorp’s borrowers and have the potential to reduce demand for their products impacting their profitability and making it difficult for its borrowers to repay their loans. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. Additionally, in recent years, the FRB and other major central banks have removed or reduced monetary accommodation and raised interest rates (although offset by recent rate reductions), increasing the risk of recession and may also negatively impact asset values and credit spreads that were impacted by extraordinary monetary stimulus. These potential negative effects on financial markets and economic activity could lead to reduced revenues, increased costs, increased credit risks and volatile markets, could adversely impact Fifth Third’s ability to raise liquidity via money and capital markets and could negatively impact Fifth Third’s business, financial condition and results of operations. In the event that these conditions recur or result in a prolonged economic downturn, Fifth Third’s financial position, results of operations and/or liquidity could be materially and adversely affected. These market conditions may affect the Bancorp’s ability to access debt and equity capital markets. In addition, as a result of recent financial and political events, Fifth Third may face increased regulation.

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
34 Fifth Third Bancorp

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

Changes in the market could impact Fifth Third’s mortgage banking business.
Fifth Third earns revenue from the fees it receives for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue Fifth Third receives from loan originations. At the same time, revenue from mortgage servicing rights (“MSRs”) can increase through increases in fair value. When rates fall, mortgage originations tend to increase and the value of MSRs tends to decline, also with some offsetting revenue effect. Even though the origination of mortgage loans can act as a natural hedge, the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of residential MSRs is immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would accrue over time. It is also possible that even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSRs value caused by the lower rates.

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

Market conditions can also affect Fifth Third’s contractual obligations related to residential mortgage loans sold to various parties, including government-sponsored enterprises and other financial institutions for investment or private-label securitization. If Fifth Third breaches contractual representations or warranties and does not remedy the breach within a specified period, it may be required to repurchase loans, indemnify the securitization trust, investor, or insurer, or reimburse them for credit losses. As a result, Fifth Third has established reserves for probable losses related to sold loans; however, if economic conditions or the housing market deteriorate, or if repurchase demands and Fifth Third’s success in appealing such requests differ from expectations, repurchase obligations and loss severity could increase, requiring material additions to reserves. There can be no assurance that reserves will be adequate or that losses will not have a material adverse effect on Fifth Third’s financial condition or results of operations.

STRATEGIC RISKS

If Fifth Third does not respond to intense competition and rapid changes in the financial services industry or otherwise adapt to changing customer preferences, its financial performance may suffer.
Fifth Third’s ability to deliver strong financial performance and returns on investment to shareholders will depend in part on its ability to expand the scope of available financial services to meet the needs and demands of its customers. In addition to the challenge of competing against other banks in attracting and retaining customers for traditional banking services, Fifth Third’s competitors also include securities dealers, brokers, mortgage bankers, investment advisors, specialty finance, private credit, financial technology and insurance companies as well as large retailers who seek to offer one-stop financial services in addition to other products and services desired by consumers that may include services that banks have not been able or allowed to offer to their customers in the past or may not be currently able or allowed to offer. These other firms may be significantly different than Fifth Third. For example, they may be larger and have access to customers and financial resources that are beyond Fifth Third’s capability or they may be non-regulated allowing them to be more agile. Fifth Third competes with these firms with respect to capital, access to capital, revenue generation, products, services, transaction execution, innovation,
35 Fifth Third Bancorp

reputation, talent and price. For example, as a result of the GENIUS Act, passed in 2025 to provide a regulatory framework for stablecoins in the U.S., increased competition may emerge from issuers of stablecoins and providers of related technology.

Fifth Third may make strategic investments and may expand an existing line of business or enter into new lines of business to remain competitive. If Fifth Third’s chosen strategies are not successful or effective, Fifth Third’s business and results may suffer. Additionally, these strategies may bring with them unforeseeable or unforeseen risks and may not generate the expected results or returns, which could adversely affect Fifth Third’s results of operations or future growth prospects and cause Fifth Third to fail to meet its stated goals and expectations.

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
Fifth Third has significant investments in bank premises and equipment for its branch network and expects to continue investing in physical branches, as well as its retail work force and other branch banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing work arrangements and customer preferences for these other methods of accessing Fifth Third’s products and services, could affect the value of Fifth Third’s branch network or other retail distribution assets and may cause it to change its retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce its remaining branches and work force. Further advances in technology and/or changes in customer preferences could have additional changes in Fifth Third’s retail distribution strategy and/or branch network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining branches or to otherwise reform its retail distribution channel.

Difficulties in identifying suitable acquisition or investment opportunities, integrating acquisitions, or evaluating or entering into strategic investments and relationships may hinder Fifth Third from achieving the expected benefits from these acquisitions, investments or relationships.
Inherent uncertainties exist when identifying, assessing, acquiring or integrating the operations of another business or investment or relationship opportunity. Fifth Third may not be able to fully achieve its strategic objectives and planned operating efficiencies relevant to an acquisition or strategic relationship. In addition, the markets and industries in which Fifth Third and its potential acquisition and investment targets operate are highly competitive. Acquisition or investment targets may lose customers or otherwise perform poorly or unprofitably, or in the case of an acquired business or strategic relationship, cause Fifth Third to lose customers or perform poorly or unprofitably. Future acquisition and investment activities and efforts to monitor newly acquired businesses or reap the benefits of a new strategic relationship may require Fifth Third to devote substantial time and resources and may cause these acquisitions, investments and relationships to be unprofitable or cause Fifth Third to be unable to pursue other business opportunities.

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

Fifth Third may sell certain businesses or investments but such sales may not yield desired gains or equity increases. Additionally, lost income from these sales could have an adverse effect on its future earnings and growth.
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
36 Fifth Third Bancorp

adverse effect on its future earnings and growth. Additionally, Fifth Third may encounter difficulties in separating the operations of any businesses it sells, which may affect its business or results of operations.

REPUTATION RISKS

Damage to Fifth Third’s reputation could harm its business.
Fifth Third’s actual or alleged conduct in activities, such as certain sales and lending practices, data security, operational resiliency, governance, acquisitions, employee misconduct, service quality, or associations with certain customers, business partners, investments or vendors, as well as developments from any of the other risks described above, may damage Fifth Third’s reputation and generate negative public opinion. Since Fifth Third conducts most of its operations under the Fifth Third brand, reputational damage in one area can affect others. Regulatory actions, activist campaigns and community responses may also damage Fifth Third’s reputation. While traditional media once dominated public perception, social media now facilitates the rapid dissemination of information or misinformation. Though Fifth Third monitors social media channels, harmful content can still circulate widely that could damage Fifth Third’s reputation. Negative perception may adversely affect Fifth Third’s ability to attract and keep customers, increase litigation and regulatory action and raise the chance of accelerated deposits withdrawals.

Fifth Third is subject to environmental, social and governance risks that could adversely affect its reputation, the trading price of its common stock and/or its business, operations and earnings.
There is continued focus, including from governmental organizations, regulators, investors, customers and other stakeholders, on environmental, social, governance and sustainability issues. Laws and regulations related to these issues continue to rapidly evolve. These laws and regulations may impose additional compliance or disclosure obligations on Fifth Third. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact Fifth Third’s reputation, ability to do business with certain partners, access to capital and its stock price.

States throughout Fifth Third’s footprint have taken actions or proposed measures to limit the state’s ability to do business with financial institutions or other businesses identified as discriminating against certain industries or practices based on environmental or social criteria. Activist groups and state officials have targeted firms with public criticism and penalties either for engaging in, or not engaging in, certain environmental, social or governance practices or principles. Although Fifth Third has a defined risk-based approach for client selection, Fifth Third could be inherently exposed to reputational, financial and legal risk, and its ability to retain and attract customers and employees may be negatively impacted as a result of contrasting opinions about how a financial institution should address these issues.

GENERAL BUSINESS RISKS

Changes in accounting standards or interpretations could impact Fifth Third’s reported financial condition and earnings.
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
Fifth Third uses financial models to aid in its planning for various purposes including its capital and liquidity needs and other purposes. The models used may not accurately account for all variables, may fail to predict outcomes accurately and/or may overstate or understate certain effects. As a result, Fifth Third may not adequately prepare for future events and may suffer losses or other setbacks due to these failures.

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
Fifth Third’s risk management framework seeks to mitigate risk and loss. Fifth Third has established processes and procedures intended to identify, measure, monitor, report and manage the types of risk to which it is exposed, including liquidity risk, credit risk, interest rate risk, price risk, legal and regulatory compliance risk, strategic risk, reputational risk and operational risk related to its employees, systems and vendors, among others. Fifth Third also considers the physical and transition risks arising from climate change to be transverse risk drivers that impact all of these material risks and has therefore integrated climate risk considerations into its risk management framework. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A failure in Fifth Third’s internal controls could have a significant negative impact not only on its earnings, but also on the perception that customers, regulators and investors may have of Fifth Third. Fifth Third continues to devote a significant amount of effort, time and resources to improving its controls and ensuring compliance with complex regulations and overall safety and soundness.

37 Fifth Third Bancorp

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

The preparation of financial statements requires Fifth Third to make subjective determinations and use estimates that may vary from actual results and materially impact its financial position or results of operations.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates that affect the financial statements. If new information arises that results in a material change to a reserve amount, such a change could result in a change to previously announced financial results. Refer to the Critical Accounting Policies section of Item 7 of this Annual Report for more information regarding management’s significant estimates.

Severe weather events may impact Fifth Third’s loan portfolio and operations.
Severe weather events may adversely affect Fifth Third’s operations and financial performance. Fifth Third’s footprint stretches from the upper Midwestern to lower Southeastern regions of the U.S., and it has offices in many other areas of the country. Some of these regions have experienced hurricanes, tornadoes, wildfires and other natural disasters. The frequency and severity of these events are unpredictable, and large-scale occurrences could damage properties securing loans, impair borrowers’ ability to repay, disrupt its physical operations including closures and infrastructure damage, and may interfere with Fifth Third’s ability to carry out business and serve clients and customers.

RISKS RELATING TO THE ACQUISITION AND INTEGRATION OF COMERICA INCORPORATED (“THE COMERICA MERGER”)

Fifth Third expects to incur substantial expenses related to the Comerica Merger and to the integration of Comerica.
Fifth Third has incurred and expects to incur a number of costs associated with the Comerica Merger and the integration of Comerica. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit‐related costs, public company filing fees and other regulatory fees and financial printing and other related costs. There are also a large number of processes, policies, procedures, operations, technologies and systems that need to be integrated. Fifth Third will also dedicate resources toward meeting the higher regulatory and supervisory standards applicable to Category III bank holding companies, a classification that was not applicable to Fifth Third prior to the completion of the Comerica Merger.

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
Fifth Third may fail to realize the anticipated benefits of the Comerica Merger, including, among other things, anticipated revenue and cost synergies, due to factors that may be outside either party’s control, including, but not limited to, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, or general economic, political, legislative or regulatory conditions, adverse developments in political or community sentiment, the outcome of any legal or regulatory proceedings that may be currently pending or later instituted against Fifth Third, and known or potential unknown contingencies and liabilities of Comerica assumed in connection with the consummation of the Comerica Merger.

The success of the Comerica Merger, including anticipated benefits and cost savings, will depend, in part, on Fifth Third’s ability to successfully integrate Comerica’s operations in a manner that results in various benefits and that permits growth opportunities, including among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies, and does not materially disrupt existing customer relationships of Fifth Third or Comerica or result in decreased revenues due to loss of customers. There is a risk of potential failures, outages, interruptions and other disruptions resulting from the integration of certain systems, networks, infrastructures and related technology. The success of the Comerica Merger also depends on Fifth Third’s ability to successfully integrate Comerica into its compliance systems and corporate culture, which Fifth Third believes requires extensive investment.

There can be no assurance that Fifth Third will be able to accurately anticipate and respond to the changing demands it will face as it continues to expand its operations or that it will be able to achieve further growth at all. Additionally, Fifth Third faces risks that any business, technology, service or product it integrates from Comerica in connection with the Comerica Merger may significantly under-
38 Fifth Third Bancorp

perform relative to its expectations, and that Fifth Third may not achieve the benefits it expects, which could, among other things, also result in a write-down of goodwill and other intangible assets associated with the Comerica Merger.

If Fifth Third fails to realize the anticipated benefits of the Comerica Merger, or if those benefits take longer to realize than expected, it could have an adverse effect on its business, financial condition and results of operations.

Fifth Third’s future results may suffer if Fifth Third does not effectively manage its expanded operations following the Comerica Merger.
Following the Comerica Merger, the size and scope of Fifth Third’s business will increase beyond its current size and scope. Fifth Third’s future success depends, in part, upon the ability to manage its expanded businesses, which will pose substantial challenges for management, including challenges related to the management of new employees and monitoring of new operations and associated increased costs and complexity. There can be no assurances Fifth Third will be successful or that Fifth Third will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Comerica Merger.

In addition, following the Comerica Merger, Fifth Third may be subject to increased scrutiny by, and/or additional regulatory requirements of, governmental authorities as a result of the Comerica Merger or the size, scope and complexity of Fifth Third’s business operations, which may have an adverse effect on Fifth Third’s business, operations or stock price.

Following completion of the Comerica Merger, Fifth Third may be subject to business uncertainties that could adversely affect Fifth Third’s business and operations.
As a result of the Comerica Merger, existing customers, suppliers and other business partners of Fifth Third and of Comerica could decide to no longer do business with Fifth Third, reducing its anticipated benefits. Employee attrition could delay or disrupt the integration process. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on Fifth Third’s ability to meet customer expectations, thereby adversely affecting business and results of operations. The failure to retain members of Fifth Third’s management team and other key personnel could also impair its ability to execute its strategy and implement operational initiatives, thereby having a material adverse effect on its financial condition and results of operation. It is possible that the integration process could result in the disruption of Fifth Third’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect the ability of Fifth Third to maintain relationships with customers and employees or to achieve anticipated benefits of the Comerica Merger.
39 Fifth Third Bancorp

ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no SEC staff comments regarding the Bancorp’s periodic or current reports under the Exchange Act that are pending resolution.

ITEM 1C. CYBERSECURITY
The Bancorp recognizes the importance of maintaining a cybersecurity risk management system designed to reduce the risks that cybersecurity threats pose to financial institutions. As such, the Bancorp has adopted proactive and defensive safeguards intended to better protect the Bancorp’s information assets and supporting infrastructures from technology-related attacks. The Bancorp’s Board of Directors and management oversee its information security and cybersecurity risk management programs. As further discussed below, the Bancorp has established various programs, policies and procedures which are designed to proactively protect information assets. However, not all incidents can be prevented. As a result, the Bancorp has also established various policies and procedures governing how to respond to security incidents, with the objective of minimizing any potential impacts. As of December 31, 2025, the Bancorp is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect Fifth Third, including its business strategies, financial condition or results of operations. Despite the comprehensive approach to cybersecurity risk management described below, the Bancorp may not be successful in preventing or mitigating the impact of a cybersecurity incident that could have a material impact on its business, financial condition or results of operations. See Item 1A. (Risk Factors) of this Annual Report for a discussion of cybersecurity risks.

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

The Bancorp’s Information Technology (“IT”) and Information Security (“IS”) teams have the primary responsibility for establishing appropriate policies and procedures that are responsive to cybersecurity threats and other information security risks. The Bancorp’s Information Technology and Cybersecurity Risk Management (“IT CSRM”) team, as part of the Bancorp’s Risk Management division, provides independent risk management oversight to those IT and IS teams. In addition to the Board of Directors oversight discussed below, the Bancorp’s Internal Audit function independently oversees, reviews and validates these activities and reports to the Board of Directors on the effectiveness of governance, risk management and internal controls.

The Bancorp has established an Enterprise Risk Management Framework which informs the Bancorp’s risk management programs. As part of this framework, the IT CSRM team maintains the Bancorp’s IT CSRM Program, which is designed to identify, assess, manage, monitor and report cybersecurity risks as part of the Bancorp’s independent risk management function. The IT CSRM team is responsible for defining the risk management practices set forth in the IT CSRM Program. Refer to the Risk Management – Overview section of Item 7 of this Annual Report for additional information on the Bancorp’s Enterprise Risk Management Framework and related risk management processes.

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

The Bancorp also maintains a Third Party Risk Management Program to perform similar functions related to risks associated with the Bancorp’s relationships with third parties, including the Bancorp’s third-party service providers. This assists the Bancorp in its management of its relationships with third parties, which includes considerations for identifying, analyzing and monitoring the cybersecurity risks that third parties may present to Fifth Third. The Bancorp also maintains a third-party incident response program to govern its response in the event of third-party cybersecurity events.

Board of Directors Oversight
The Technology Committee of the Bancorp’s Board of Directors takes primary responsibility for overseeing the Bancorp’s information security programs at the Board of Directors level. The Technology Committee’s primary purpose is to assist the Board of Directors in its oversight of plans and operations related to information technology, cybersecurity, data privacy and third-party technology strategy.

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
40 Fifth Third Bancorp

Management Oversight
The Bancorp’s Technology and Information Security Governance Committee (“TISGC”) is a management committee that reviews and discusses critical information security risks that impact the Bancorp, identifies solutions to address these risks and has oversight of the Bancorp’s information technology and information security policies. The TISGC provides cybersecurity reports periodically to the Risk and Compliance Committee and is comprised of the Bancorp’s senior information security, information technology and enterprise risk management leaders, including the Chief Information Security Officer (“CISO”), Chief Information Officer, Chief Technology & Information Security Officer, Chief Data Officer, Chief Technology Officer and Chief Operational Risk Officer. The TISGC’s membership enables the TISGC to be informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents, if any, in accordance with the Bancorp’s incident response plans.

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

The CISO remains informed about developments in cybersecurity by monitoring the prevention, detection, mitigation and remediation of cybersecurity threats and events on an ongoing basis, as well as emerging risk management techniques, and reports such information to the Chief Information Officer and Technology Committee periodically. The CISO implements and oversees processes for the regular monitoring of information systems. This includes the deployment of advanced security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan. This plan includes immediate actions designed to mitigate the impact of any incident, and long-term strategies for remediation and prevention of future incidents.

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

At December 31, 2025, the Bancorp, through its banking subsidiary, operated 1,130 banking centers, of which 713 were owned, 185 were leased and 232 were in owned buildings but on leased land. The banking centers are located in the states of Ohio, Florida, Michigan, Illinois, Indiana, North Carolina, Kentucky, Tennessee, Georgia, South Carolina, West Virginia and Alabama. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

ITEM 3. LEGAL PROCEEDINGS
Refer to Note 19 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report for information regarding legal proceedings, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
41 Fifth Third Bancorp

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 24, 2026 are listed below along with their business experience during the past five years:

Timothy N. Spence, 47. Chairman, Chief Executive Officer and President. Mr. Spence has been Chairman since January 2024, Chief Executive Officer since July 2022 and President since October 2020. Previously, Mr. Spence was Executive Vice President and Head of Consumer Bank, Payments, and Strategy of the Bancorp from August 2018 to October 2020, Head of Payments, Strategy and Digital Solutions from 2017 to 2020, and Chief Strategy Officer of the Bancorp from September 2015 to October 2020. He also previously served as a senior partner in the Financial Services practice at Oliver Wyman, a global strategy and risk management consulting firm, from 2006 to 2015.

Bridgit C. Chayt, 65. Executive Vice President and Head of Commercial Payments. Ms. Chayt has been Executive Vice President and Head of Commercial Payments since July 2025. Ms. Chayt has been an Executive Vice President of the Bancorp since 2022. Prior to that, she served as Senior Vice President and Head of Commercial Payments and Treasury Management from 2017 to 2022. She was Director of Wholesale Payments from 2016 to 2017.

Kala J. Gibson, 53. Executive Vice President and Chief Corporate Responsibility Officer. Mr. Gibson has been Executive Vice President and Chief Corporate Responsibility Officer since February 2022. Mr. Gibson has been an Executive Vice President of the Bancorp since June 2019. Previously, Mr. Gibson served as Head of Business Banking and Chief Enterprise Corporate Responsibility Officer from December 2020 to February 2022, Head of Business Banking from September 2013 to December 2020, Senior Vice President from September 2011 to June 2019, and Business Banking Executive for Fifth Third’s East Michigan Region from July 2011 to September 2013.

Christian Gonzalez, 45. Executive Vice President and Chief Legal Officer. Mr. Gonzalez has been Executive Vice President and Chief Legal Officer since July 2025. Prior to Fifth Third, Mr. Gonzalez was a partner at the law firm Dinsmore & Shohl, LLP, where he served as an Executive Board Member and Corporate Department Chair.

Kevin J. Khanna, 51. Executive Vice President and Head of Commercial Bank. Mr. Khanna has been Executive Vice President and Head of Commercial Bank since July 2025. Mr. Khanna has been an Executive Vice President of the Bancorp since 2022. He served as Head of Corporate and Investment Banking from 2024 to 2025. Prior to that he served as Senior Vice President and Head of National Banking from 2020 to 2024, and led Fifth Third’s Technology, Media, and Telecom group from 2015 to 2020.

Darren J. King, 56. Executive Vice President and Head of Regional Banking. Mr. King has been Executive Vice President and Head of Regional Banking since April 2025. Prior to that, Mr. King served as Senior Executive Vice President and Co-Head of Business Banking at M&T Bancorp from 2023 to 2024. He was Executive Vice President and Chief Financial Officer of M&T Bancorp from 2016 to 2023.

Kevin P. Lavender, 64. Vice Chairman of Commercial Bank. Mr. Lavender has been Vice Chairman of Commercial Bank since July 2025. Mr. Lavender was Executive Vice President of the Bancorp from 2016 to 2025 and served as Head of Commercial Bank from January 2020 to July 2025. Previously, Mr. Lavender was the Head of Corporate Banking from 2016 to January 2020, Senior Vice President and Managing Director of Large Corporate and Specialized Lending from January 2009 to 2016 and the Senior Vice President and Head of National Healthcare Lending from December 2005 to January 2009.

James C. Leonard, 56. Executive Vice President and Chief Operating Officer. Mr. Leonard has been Executive Vice President and Chief Operating Officer since January 2024. Mr. Leonard has been an Executive Vice President of the Bancorp since September 2015. Previously, Mr. Leonard was Chief Financial Officer from November 2020 to December 2023, Chief Risk Officer from February 2020 to November 2020, Treasurer of the Bancorp from October 2013 to January 2020, Senior Vice President from October 2013 to September 2015, the Director of Business Planning and Analysis from 2006 to 2013 and the Chief Financial Officer of the Commercial Banking Division from 2001 to 2006.

Jeffrey A. Lopper, 52. Senior Vice President and Chief Accounting Officer. Mr. Lopper has been Senior Vice President and Chief Accounting Officer since October 2024. Mr. Lopper has been a Senior Vice President since 2012. Previously, he was Assistant Bancorp Controller from 2010 to 2024. Prior to that, since 2000, he has held various positions within Fifth Third’s finance division.

Nancy C. Pinckney, 62. Executive Vice President and Chief Human Resources Officer. Ms. Pinckney has been Executive Vice President and Chief Human Resources Officer since September 2021. Previously, Ms. Pinckney was Senior Vice President and Director of Human Capital Business Consulting from February 2012 through September 2021 and Director of Employee Relations from March 2010 to February 2012. Prior to that, she held various positions within Fifth Third’s human resources division.

Bryan D. Preston, 49. Executive Vice President and Chief Financial Officer. Mr. Preston has been Executive Vice President and Chief Financial Officer since January 2024. Mr. Preston has been an Executive Vice President of the Bancorp since October 2022. Previously, Mr. Preston served as the Treasurer of the Bancorp from February 2020 to January 2024, Consumer Line of Business Chief Financial Officer
42 Fifth Third Bancorp

from September 2017 to February 2020, Assistant Treasurer from March 2014 to September 2017 and in various other roles in finance and accounting within Fifth Third from 2008 to 2014.

Jude A. Schramm, 53. Executive Vice President and Chief Information Officer. Mr. Schramm has been Executive Vice President and Chief Information Officer since March 2018. Previously, Mr. Schramm served as Chief Information Officer for GE Aviation and held various positions at GE beginning in 2001.

Peter L. Sefzik, 50. Executive Vice President and Head of Wealth & Asset Management. Mr. Sefzik has been Executive Vice President and Head of Wealth & Asset Management since February 2026. Prior to that, Mr. Sefzik served as Senior Executive Vice President and Chief Banking Officer at Comerica Bank from 2023 to 2026 and as head of Comerica’s Commercial Bank from 2018 through 2023.

Robert P. Shaffer, 56. Executive Vice President and Chief Risk Officer. Mr. Shaffer has been Executive Vice President and Chief Risk Officer since November 2020. Previously, Mr. Shaffer was Chief Human Resources Officer from February 2017 to November 2020 and Chief Auditor from August 2007 to February 2017. He was named Executive Vice President in 2010 and Senior Vice President in 2004. Prior to that, he held various positions within Fifth Third’s audit division.

Melissa S. Stevens, 51. Executive Vice President and Chief Marketing Officer. Ms. Stevens has been Executive Vice President and Chief Marketing Officer since February 2023. Ms. Stevens has been an Executive Vice President of the Bancorp since November 2020. Previously, Ms. Stevens was Chief Digital Officer and Head of Digital, Marketing, Design and Innovation from November 2020 to February 2023. She also served as Senior Vice President, Chief Digital Officer and Head of Omnichannel Banking Experiences, Design, and Innovation from May 2016 through November 2020. Prior to joining Fifth Third, she served in several senior management positions at Citigroup, including Chief Operating Officer and Managing Director of Citi FinTech from November 2015 through April 2016.
43 Fifth Third Bancorp

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bancorp’s common stock is traded in the over-the-counter market and is listed under the symbol FITB on the NASDAQ® Global Select Market System.

See a discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 3 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference. Additionally, as of December 31, 2025, the Bancorp had 28,804 common shareholders of record.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
October 1 - October 31, 2025	76,717	$44.26	—	93,070,648
November 1 - November 30, 2025	15,406	42.72	—	93,070,648
December 1 - December 31, 2025	83,846	47.21	—	93,070,648
Total	175,969	$45.53	—	93,070,648
(a)Shares repurchased during the fourth quarter of 2025 were in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)On June 13, 2025, the Bancorp’s Board of Directors authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. This authorization superseded the prior authorization from June 2019 and did not include specific targets or an expiration date.

See further discussion on share repurchase transactions and stock-based compensation in Note 24 and Note 25 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
44 Fifth Third Bancorp

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis
The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the five and ten year periods ended December 31, 2025, respectively, compared to the S&P 500 Stock, the S&P Banks and the KBW Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES

45 Fifth Third Bancorp

2025 ANNUAL REPORT
FINANCIAL CONTENTS

Glossary of Abbreviations and Acronyms			47

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview			48
Non-GAAP Financial Measures			52
Recent Accounting Standards			54
Critical Accounting Policies			54
Statements of Income Analysis			58
Business Segment Review			64
Balance Sheet Analysis			69
Risk Management - Overview			76
Credit Risk Management			77
Interest Rate and Price Risk Management			93
Liquidity Risk Management			99
Operational Risk Management			101
Legal and Regulatory Compliance Risk Management			102
Capital Management			103
Report of Independent Registered Public Accounting Firm			105

Financial Statements
Consolidated Balance Sheets			107
Consolidated Statements of Income			108
Consolidated Statements of Comprehensive Income			109
Consolidated Statements of Changes in Equity			110
Consolidated Statements of Cash Flows			111

Notes to Consolidated Financial Statements
Summary of Significant Accounting and Reporting Policies	112	Long-Term Debt	161
Supplemental Cash Flow Information	125	Commitments, Contingent Liabilities and Guarantees	165
Restrictions on Dividends and Capital Actions	125	Legal and Regulatory Proceedings	169
Investment Securities	126	Related Party Transactions	171
Loans and Leases	129	Income Taxes	172
Credit Quality and the Allowance for Loan and Lease Losses	131	Retirement and Benefit Plans	175
Bank Premises and Equipment	145	Accumulated Other Comprehensive Income	178
Operating Lease Equipment	145	Common, Preferred and Treasury Stock	180
Lease Obligations – Lessee	146	Stock-Based Compensation	182
Goodwill	147	Other Noninterest Income and Other Noninterest Expense	185
Intangible Assets	148	Earnings Per Share	185
Variable Interest Entities	149	Fair Value Measurements	186
Sales of Receivables and Servicing Rights	153	Regulatory Capital Requirements and Capital Ratios	194
Derivative Financial Instruments	154	Parent Company Financial Statements	195
Other Assets	160	Business Segments	197
Short-Term Borrowings	160	Business Combination	201
		Subsequent Event	201

Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting	202
Report of Independent Registered Public Accounting Firm	203
Consolidated Ten Year Comparison	211
Directors and Officers	212
Corporate Information

46 Fifth Third Bancorp

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

ACL: Allowance for Credit Losses	GNMA: Government National Mortgage Association
AFS: Available-for-Sale	GSE: United States Government Sponsored Enterprise
ALCO: Asset Liability Management Committee	HTM: Held-To-Maturity
ALLL: Allowance for Loan and Lease Losses	IPO: Initial Public Offering
AOCI: Accumulated Other Comprehensive Income (Loss)	IRC: Internal Revenue Code
APR: Annual Percentage Rate	IRLC: Interest Rate Lock Commitment
ARM: Adjustable Rate Mortgage	ISDA: International Swaps and Derivatives Association, Inc.
ASC: Accounting Standards Codification	LIBOR: London Interbank Offered Rate
ASU: Accounting Standards Update	LIHTC: Low-Income Housing Tax Credit
ATM: Automated Teller Machine	LLC: Limited Liability Company
BHC: Bank Holding Company	LTV: Loan-to-Value Ratio
BOLI: Bank Owned Life Insurance	MD&A: Management’s Discussion and Analysis of Financial
bps: Basis Points	Condition and Results of Operations
CD: Certificate of Deposit	MSR: Mortgage Servicing Right
CDC: Fifth Third Community Development Corporation and Fifth Third	N/A: Not Applicable
Community Development Company, LLC	NII: Net Interest Income
CECL: Current Expected Credit Loss	NM: Not Meaningful
CET1: Common Equity Tier 1	OAS: Option-Adjusted Spread
CFPB: United States Consumer Financial Protection Bureau	OCC: Office of the Comptroller of the Currency
CME: Chicago Mercantile Exchange	OCI: Other Comprehensive Income (Loss)
C&I: Commercial and Industrial	OREO: Other Real Estate Owned
DCF: Discounted Cash Flow	PCD: Purchase Credit-Deteriorated
DTCC: Depository Trust & Clearing Corporation	PSA: Performance Share Award
ERM: Enterprise Risk Management	PSL: Purchased Seasoned Loans
ERMC: Enterprise Risk Management Committee	RCC: Risk and Compliance Committee
EVE: Economic Value of Equity	ROU: Right-of-Use
FASB: Financial Accounting Standards Board	RSU: Restricted Stock Unit
FDIC: Federal Deposit Insurance Corporation	SAR: Stock Appreciation Right
FHA: Federal Housing Administration	SBA: Small Business Administration
FHLB: Federal Home Loan Bank	SEC: United States Securities and Exchange Commission
FHLMC: Federal Home Loan Mortgage Corporation	SOFR: Secured Overnight Financing Rate
FICO: Fair Isaac Corporation (credit rating)	TBA: To Be Announced
FINRA: Financial Industry Regulatory Authority	TILA: Truth in Lending Act
FNMA: Federal National Mortgage Association	TRA: Tax Receivable Agreement
FRB: Federal Reserve Bank	U.S.: United States of America
FTE: Fully Taxable Equivalent	U.S. GAAP: United States Generally Accepted Accounting
FTP: Funds Transfer Pricing	Principles
FTS: Fifth Third Securities, Inc.	VA: United States Department of Veterans Affairs
GDP: Gross Domestic Product	VIE: Variable Interest Entity

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2025, net interest income on an FTE basis and noninterest income provided 66% and 34% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Acquisition of Comerica Incorporated
On February 1, 2026, Fifth Third Bancorp closed the merger with Comerica Incorporated (“Comerica”) in an all-stock transaction valued at approximately $12.7 billion. Under the terms of the merger agreement, each outstanding share of Comerica’s common stock was converted into the right to receive 1.8663 shares of Fifth Third Bancorp common stock and each outstanding share of Comerica’s preferred stock was converted into the right to receive one share of a newly created series of preferred stock with comparable terms issued by the Bancorp.

Refer to Note 32 of the Notes to Consolidated Financial Statements for more information.

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

Refer to Note 24 of the Notes to Consolidated Financial Statements for more information.

48 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Share Repurchase Activity
During the year ended December 31, 2025, the Bancorp repurchased $525 million of common stock in accelerated share repurchase transactions.

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

49 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 1: Earnings Summary
For the years ended December 31 ($ in millions, except per share data)	2025	2024	2023
Income Statement Data
Net interest income (U.S. GAAP)	$5,982	5,630	5,827
Net interest income (FTE)(a)(b)	6,002	5,654	5,852
Noninterest income	3,035	2,849	2,881
Total revenue (FTE)(a)(b)	9,037	8,503	8,733
Provision for credit losses	662	530	515
Noninterest expense	5,144	5,033	5,205
Net income	2,522	2,314	2,349
Net income available to common shareholders	2,376	2,155	2,212
Common Share Data
Earnings per share - basic	$3.56	3.16	3.23
Earnings per share - diluted	3.53	3.14	3.22
Cash dividends declared per common share	1.54	1.44	1.36
Book value per share	30.18	26.17	25.04
Market value per share	46.81	42.28	34.49
Financial Ratios
Return on average assets	1.19%	1.09	1.13
Return on average common equity	12.6	12.5	14.2
Return on average tangible common equity(b)	17.4	17.8	21.3
Dividend payout	43.3	45.6	42.1
(a)Amounts presented on an FTE basis. The FTE adjustments were $20, $24 and $25 for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
The Bancorp’s net income available to common shareholders for the year ended December 31, 2025 was $2.4 billion, or $3.53 per diluted share, which was net of $146 million of preferred stock dividends. On September 30, 2025, the Bancorp redeemed all outstanding shares of its preferred stock, Series L, resulting in a $4 million reduction to net income available to common shareholders, which was recognized as incremental dividends on preferred stock in the Bancorp’s Consolidated Statements of Income. The Bancorp’s net income available to common shareholders for the year ended December 31, 2024 was $2.2 billion, or $3.14 per diluted share, which was net of $159 million of preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $6.0 billion for the year ended December 31, 2025, increasing $348 million compared to the prior year. Net interest income for the year ended December 31, 2025 was positively impacted by lower funding costs due to both the benefit of lower short-term market rates and a decrease in the average balances of interest-bearing liabilities. Additionally, higher average balances of loans and leases and fixed rate consumer loan yield improvement driven by higher intermediate-term and long-term interest rates drove interest income growth. These positive impacts were partially offset by decreases in the average balances of and lower yields on other short-term investments as well as lower yields on average commercial loans and leases driven by lower short-term market rates. Net interest margin on an FTE basis (non-GAAP) was 3.11% for the year ended December 31, 2025 compared to 2.90% for the year ended December 31, 2024.

The provision for credit losses was $662 million for the year ended December 31, 2025 compared to $530 million in the prior year. Provision expense for the year ended December 31, 2025 increased primarily driven by the fraud-related impairment of an asset-backed finance commercial loan which included a charge-off of $178 million and a specific allowance of $20 million, as well as increases in specific reserves on individually evaluated commercial loans and higher period-end loan and lease balances. The increase in provision expense for the year ended December 31, 2025 was partially offset by factors that reduced the ACL from December 31, 2024, including the impacts of changes in both the mix and credit quality of the consumer loan portfolio and improvements in probability of default ratings on collectively-evaluated commercial loans. Net losses charged off as a percent of average portfolio loans and leases were 0.60% and 0.45% for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO decreased to 0.65% compared to 0.71% at December 31, 2024. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Consolidated Financial Statements.

Noninterest income increased $186 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to increases in wealth and asset management revenue, commercial payments revenue, consumer banking revenue, mortgage banking net revenue and other noninterest income, partially offset by decreases in commercial banking revenue and capital markets fees.

Noninterest expense increased $111 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to increases in compensation and benefits expense, technology and communications expense and marketing expense, partially offset by a decrease in other noninterest expense.
50 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For more information on net interest income, provision for credit losses, noninterest income and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets as of December 31, 2025. As of December 31, 2025, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:

•CET1 risk-based capital ratio: 10.81%;
•Tier 1 risk-based capital ratio: 11.87%;
•Total risk-based capital ratio: 13.78%;
•Leverage ratio: 9.41%

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
For the years ended December 31 ($ in millions)	2025	2024	2023
Net interest income (U.S. GAAP)	$5,982	5,630	5,827
Add: FTE adjustment	20	24	25
Net interest income on an FTE basis (1)	$6,002	5,654	5,852

Interest income (U.S. GAAP)	$9,903	10,426	9,760
Add: FTE adjustment	20	24	25
Interest income on an FTE basis (2)	$9,923	10,450	9,785

Interest expense (3)	$3,921	4,796	3,933
Noninterest income (4)	3,035	2,849	2,881
Noninterest expense (5)	5,144	5,033	5,205
Average interest-earning assets (6)	193,288	194,800	191,743
Average interest-bearing liabilities (7)	143,450	146,188	137,592

Ratios:
Net interest margin on an FTE basis (1) / (6)	3.11%	2.90	3.05
Net interest rate spread on an FTE basis ((2) / (6)) - ((3) / (7))	2.40	2.08	2.24
Efficiency ratio on an FTE basis (5) / ((1) + (4))	56.9	59.2	59.6

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

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
For the years ended December 31 ($ in millions)	2025	2024	2023
Net income available to common shareholders (U.S. GAAP)	$2,376	2,155	2,212
Add: Intangible amortization, net of tax	22	28	34
Tangible net income available to common shareholders (1)	$2,398	2,183	2,246

Average Bancorp shareholders’ equity (U.S. GAAP)	$20,858	19,398	17,704
Less: Average preferred stock	2,028	2,116	2,116
Average goodwill	4,930	4,918	4,918
Average intangible assets	79	107	146
Average tangible common equity (2)	$13,821	12,257	10,524

Return on average tangible common equity (1) / (2)	17.4%	17.8	21.3

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
52 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of December 31 ($ in millions)	2025	2024
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$21,724	19,645
Less: Preferred stock	1,770	2,116
Goodwill	4,947	4,918
Intangible assets	69	90
AOCI	(3,110)	(4,636)
Tangible common equity, excluding AOCI (1)	18,048	17,157
Add: Preferred stock	1,770	2,116
Tangible equity (2)	$19,818	19,273

Total Assets (U.S. GAAP)	$214,376	212,927
Less: Goodwill	4,947	4,918
Intangible assets	69	90
AOCI, before tax	(4,092)	(5,868)
Tangible assets, excluding AOCI (3)	$213,452	213,787

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	9.28%	9.02
Tangible common equity as a percentage of tangible assets (1) / (3)	8.46	8.03

53 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT ACCOUNTING STANDARDS
Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standard applicable to the Bancorp during 2025 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, goodwill, legal contingencies and fair value measurements. There have been no material changes to the valuation techniques or models described below during the year ended December 31, 2025.

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

Goodwill
Business combinations entered into by the Bancorp typically include the recognition of goodwill. U.S. GAAP requires goodwill to be tested for impairment at the reporting unit level on an annual basis and more frequently if events or circumstances indicate that there may be impairment. As further discussed in Note 1 of the Notes to Consolidated Financial Statements, the Bancorp’s annual goodwill impairment test is performed as of October 1 each year, and more frequently if events or circumstances indicate that there may be impairment.

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

TABLE 5: Fair Value Summary
As of ($ in millions)	December 31, 2025		December 31, 2024
	Balance	Level 3	Balance	Level 3
Assets carried at fair value	$41,225	1,709	45,153	1,814
As a percent of total assets	19%	1	21	1
Liabilities carried at fair value	$2,385	128	3,114	175
As a percent of total liabilities	1%	—	2	—

Refer to Note 28 of the Notes to Consolidated Financial Statements for further information on fair value measurements including a description of the valuation methodologies used for significant financial instruments.
57 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENTS OF INCOME ANALYSIS
The Bancorp’s Consolidated Statements of Income are presented in Item 8 of this Annual Report on Form 10-K. The following analysis focuses on a comparison of results for the year ended December 31, 2025 with the year ended December 31, 2024. Refer to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information comparing the results for the year ended December 31, 2024 to the year ended December 31, 2023.

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

Tables 6 and 7 present the components of net interest income, net interest margin and net interest rate spread for the years ended December 31, 2025, 2024 and 2023, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $6.0 billion for the year ended December 31, 2025, increasing $348 million compared to the prior year. Net interest income for the year ended December 31, 2025 was positively impacted by lower funding costs due to both the benefit of lower short-term market rates and a decrease in the average balances of interest-bearing liabilities. Additionally, higher average balances of loans and leases and fixed rate consumer loan yield improvement driven by higher intermediate-term and long-term interest rates drove interest income growth. These positive impacts were partially offset by decreases in the average balances of and lower yields on other short-term investments as well as lower yields on average commercial loans and leases driven by lower short-term market rates.

Net interest rate spread on an FTE basis (non-GAAP) was 2.40% for the year ended December 31, 2025 compared to 2.08% during the year ended December 31, 2024. Changes in market rates resulted in a decrease on rates paid on average interest-bearing liabilities of 55 bps, partially offset by a decrease in yields on average interest-earning assets of 23 bps for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Net interest margin on an FTE basis (non-GAAP) was 3.11% for the year ended December 31, 2025 compared to 2.90% for the year ended December 31, 2024. Net interest margin for the year ended December 31, 2025 was positively impacted by the previously mentioned increase in net interest rate spread and a decrease in the average balances of other short-term investments.

Interest income on an FTE basis (non-GAAP) from loans and leases decreased $14 million from the year ended December 31, 2024 primarily driven by a decrease in yields on average commercial loans and leases associated with lower short-term market rates, partially offset by an increase in the average balances of loans and leases and higher yields on average consumer loans due to fixed-rate asset repricing. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from securities and other short-term investments decreased $513 million from the year ended December 31, 2024 primarily due to a decrease in the average balances of other short-term investments coupled with lower yields on those balances associated with lower short-term market rates as well as a decrease in the average balances of taxable securities.

Interest expense on average core deposits decreased $666 million from the year ended December 31, 2024 primarily due to a decrease in the cost of average interest-bearing core deposits to 234 bps for the year ended December 31, 2025 from 287 bps for the year ended December 31, 2024. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding decreased $209 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a decrease in the rates paid on average wholesale funding and decreases in the average balances of long-term debt and CDs over $250,000, partially offset by an increase in the average balances of FHLB advances. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the year ended December 31, 2025, average wholesale funding represented 15% of average interest-bearing liabilities compared to 16% for the year ended December 31, 2024. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.
58 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 6: Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the years ended December 31	2025			2024			2023
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans and leases:(a)
Commercial and industrial loans	$53,927	3,323	6.16%	$52,210	3,657	7.00%	$57,005	3,887	6.82%
Commercial mortgage loans	12,232	744	6.08	11,501	706	6.14	11,262	672	5.97
Commercial construction loans	5,639	396	7.02	5,835	410	7.02	5,582	380	6.80
Commercial leases	3,145	149	4.75	2,677	119	4.44	2,629	95	3.63
Total commercial loans and leases	$74,943	4,612	6.15%	$72,223	4,892	6.77%	$76,478	5,034	6.58%
Residential mortgage loans	18,194	727	4.00	17,537	645	3.68	18,002	621	3.45
Home equity	4,491	332	7.40	4,002	330	8.25	3,936	298	7.58
Indirect secured consumer loans	17,338	974	5.62	15,583	822	5.27	15,944	687	4.31
Credit card	1,665	239	14.34	1,719	236	13.70	1,800	252	14.00
Solar energy installation loans	4,333	368	8.48	3,960	318	8.04	2,958	180	6.09
Other consumer loans	2,435	225	9.26	2,700	248	9.19	3,164	277	8.74
Total consumer loans	$48,456	2,865	5.91%	$45,501	2,599	5.71%	$45,804	2,315	5.05%
Total loans and leases	$123,399	7,477	6.06%	$117,724	7,491	6.36%	$122,282	7,349	6.01%
Securities:
Taxable	53,613	1,751	3.27	55,227	1,803	3.26	56,066	1,733	3.09
Exempt from income taxes(a)	1,361	43	3.17	1,392	46	3.25	1,461	47	3.20
Other short-term investments	14,915	652	4.37	20,457	1,110	5.43	11,934	656	5.50
Total interest-earning assets	$193,288	9,923	5.13%	$194,800	10,450	5.36%	$191,743	9,785	5.10%
Cash and due from banks	2,508			2,677			2,772
Other assets	18,040			17,637			16,169
Allowance for loan and lease losses	(2,353)			(2,308)			(2,258)
Total assets	$211,483			$212,806			$208,426
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$57,484	1,514	2.63%	$58,757	1,927	3.28%	$52,536	1,555	2.96%
Savings deposits	16,663	78	0.47	17,594	119	0.68	20,872	147	0.71
Money market deposits	37,406	900	2.41	36,165	1,050	2.90	30,943	666	2.15
CDs $250,000 or less	10,565	370	3.50	10,537	432	4.10	8,298	308	3.71
Total interest-bearing core deposits	$122,118	2,862	2.34%	$123,053	3,528	2.87%	$112,649	2,676	2.38%
CDs over $250,000	2,184	90	4.12	4,069	208	5.11	5,332	253	4.74
Federal funds purchased	200	9	4.26	207	11	5.21	307	15	4.96
Securities sold under repurchase agreements	345	5	1.32	362	7	1.86	348	4	1.22
FHLB advances	4,299	196	4.56	2,602	145	5.56	4,596	235	5.11
Derivative collateral and other borrowed money	86	5	6.27	60	5	8.92	100	8	8.24
Long-term debt	14,218	754	5.31	15,835	892	5.63	14,260	742	5.20
Total interest-bearing liabilities	$143,450	3,921	2.73%	$146,188	4,796	3.28%	$137,592	3,933	2.86%
Demand deposits	40,926			40,314			46,195
Other liabilities	6,249			6,906			6,935
Total liabilities	$190,625			$193,408			$190,722
Total equity	20,858			19,398			17,704
Total liabilities and equity	$211,483			$212,806			$208,426
Net interest income (FTE)(b)		$6,002			$5,654			$5,852
Net interest margin (FTE)(b)			3.11%			2.90%			3.05%
Net interest rate spread (FTE)(b)			2.40			2.08			2.24
Interest-bearing liabilities to interest-earning assets			74.22			75.05			71.76
(a)The FTE adjustments included in the above table were $20, $24 and $25 for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

59 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 7: Changes in Net Interest Income Attributable to Volume and Yield/Rate on an FTE Basis(a)
For the years ended December 31	2025 Compared to 2024			2024 Compared to 2023
($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:
Commercial and industrial loans	$117	(451)	(334)	(334)	104	(230)
Commercial mortgage loans	45	(7)	38	14	20	34
Commercial construction loans	(14)	—	(14)	18	12	30
Commercial leases	22	8	30	2	22	24
Total commercial loans and leases	$170	(450)	(280)	(300)	158	(142)
Residential mortgage loans	25	57	82	(16)	40	24
Home equity	38	(36)	2	5	27	32
Indirect secured consumer loans	96	56	152	(16)	151	135
Credit card	(8)	11	3	(11)	(5)	(16)
Solar energy installation loans	31	19	50	71	67	138
Other consumer loans	(25)	2	(23)	(42)	13	(29)
Total consumer loans	$157	109	266	(9)	293	284
Total loans and leases	$327	(341)	(14)	(309)	451	142
Securities:
Taxable	(53)	1	(52)	(26)	96	70
Exempt from income taxes	(1)	(2)	(3)	(2)	1	(1)
Other short-term investments	(266)	(192)	(458)	462	(8)	454
Total change in interest income	$7	(534)	(527)	125	540	665
Liabilities:
Interest-bearing liabilities:
Interest checking deposits	$(41)	(372)	(413)	195	177	372
Savings deposits	(6)	(35)	(41)	(22)	(6)	(28)
Money market deposits	35	(185)	(150)	125	259	384
CDs $250,000 or less	1	(63)	(62)	89	35	124
Total interest-bearing core deposits	$(11)	(655)	(666)	387	465	852
CDs over $250,000	(83)	(35)	(118)	(63)	18	(45)
Federal funds purchased	—	(2)	(2)	(5)	1	(4)
Securities sold under repurchase agreements	—	(2)	(2)	—	3	3
FHLB advances	81	(30)	51	(109)	19	(90)
Derivative collateral and other borrowed money	2	(2)	—	(4)	1	(3)
Long-term debt	(88)	(50)	(138)	86	64	150
Total change in interest expense	$(99)	(776)	(875)	292	571	863
Total change in net interest income	$106	242	348	(167)	(31)	(198)
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

The provision for credit losses was $662 million for the year ended December 31, 2025 compared to $530 million in the prior year. Provision expense for the year ended December 31, 2025 increased primarily driven by the fraud-related impairment of an asset-backed finance commercial loan which included a charge-off of $178 million and a specific allowance of $20 million, as well as increases in specific reserves on individually evaluated commercial loans and higher period-end loan and lease balances. The increase in provision expense for the year ended December 31, 2025 was partially offset by factors that reduced the ACL from December 31, 2024, including the impacts of changes in both the mix and credit quality of the consumer loan portfolio and improvements in probability of default ratings on collectively-evaluated commercial loans.

The ALLL decreased $99 million from December 31, 2024 to $2.3 billion at December 31, 2025. At December 31, 2025, the ALLL as a percent of portfolio loans and leases decreased to 1.84%, compared to 1.96% at December 31, 2024. The reserve for unfunded commitments increased $23 million from December 31, 2024 to $157 million at December 31, 2025. At December 31, 2025, the ACL as a percent of portfolio loans and leases decreased to 1.96%, compared to 2.08% at December 31, 2024.

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

Noninterest Income
Noninterest income increased $186 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The following table presents the components of noninterest income:

TABLE 8: Components of Noninterest Income
For the years ended December 31 ($ in millions)	2025	2024	2023
Wealth and asset management revenue	$704	647	581
Commercial payments revenue	630	608	564
Consumer banking revenue	571	555	546
Capital markets fees	415	424	422
Commercial banking revenue	349	377	409
Mortgage banking net revenue	227	211	250
Other noninterest income	126	12	91
Securities gains, net	13	15	18
Total noninterest income	$3,035	2,849	2,881

Wealth and asset management revenue increased $57 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily driven by increases in personal asset management revenue and brokerage income. The Bancorp’s trust and registered investment advisory businesses had approximately $690 billion and $634 billion in total assets under care as of December 31, 2025 and 2024, respectively, and managed $80 billion and $69 billion in assets for individuals, corporations and not-for-profit organizations as of December 31, 2025 and 2024, respectively.

Commercial payments revenue increased $22 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily driven by an increase in treasury management fees due to higher average revenue per existing customer, which included the benefit of cross sales to existing customers, and new client acquisition.

Consumer banking revenue increased $16 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily driven by an increase in deposit fees due to increased overdraft occurrences.

Capital markets fees decreased $9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily driven by decreases in institutional brokerage revenue and corporate bond fees.

Commercial banking revenue decreased $28 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily driven by decreases in operating lease income, business lending fees and lease remarketing fees.

Mortgage banking net revenue increased $16 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.

The following table presents the components of mortgage banking net revenue:

TABLE 9: Components of Mortgage Banking Net Revenue
For the years ended December 31 ($ in millions)	2025	2024	2023
Origination fees and gains on loan sales	$78	67	79
Net mortgage servicing revenue:
Gross mortgage servicing fees	292	309	319
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(143)	(165)	(148)
Net mortgage servicing revenue	149	144	171
Total mortgage banking net revenue	$227	211	250

Origination fees and gains on loan sales increased $11 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily driven by higher volumes of saleable rate lock mortgage loan originations. Residential mortgage loan originations increased to $7.5 billion for the year ended December 31, 2025 from $6.5 billion for the year ended December 31, 2024 primarily due to lower mortgage interest rates, which also drove an increase in correspondent channel volume, and an increase in the average loan size originated.

61 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the Bancorp’s hedging strategy:

TABLE 10: Components of Net Valuation Adjustments on MSRs
For the years ended December 31 ($ in millions)	2025	2024	2023
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$26	(88)	(43)
Changes in fair value:
Due to changes in inputs or assumptions(a)	(12)	74	43
Other changes in fair value(b)	(157)	(151)	(148)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(143)	(165)	(148)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

Further detail on the valuation of MSRs can be found in Note 13 of the Notes to Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation of the MSR portfolio. Refer to Note 14 of the Notes to Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net gains and losses on these securities were immaterial during the years ended December 31, 2025, 2024 and 2023.

The Bancorp’s total residential mortgage loans serviced at December 31, 2025 and 2024 were $104.8 billion and $110.9 billion, respectively, with $87.8 billion and $94.2 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income increased $114 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B Shares, an increase in equity method investment income and litigation settlements. Refer to Note 28 of the Notes to Consolidated Financial Statements for additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares and Note 26 for more information on other noninterest income.

Net securities gains were $13 million for the year ended December 31, 2025 compared to $15 million for the year ended December 31, 2024. For more information, refer to Note 4 of the Notes to Consolidated Financial Statements.

Noninterest Expense
Noninterest expense increased $111 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The following table presents the components of noninterest expense:

TABLE 11: Components of Noninterest Expense
For the years ended December 31 ($ in millions)	2025	2024	2023
Compensation and benefits	$2,815	2,763	2,694
Technology and communications	516	474	464
Net occupancy expense	349	339	331
Equipment expense	169	153	148
Loan and lease expense	146	132	133
Marketing expense	142	115	126
Card and processing expense	92	84	84
Other noninterest expense	915	973	1,225
Total noninterest expense	$5,144	5,033	5,205
Efficiency ratio on an FTE basis(a)	56.9%	59.2	59.6
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense increased $52 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily driven by increases in base compensation and performance-based compensation. Full-time equivalent employees totaled 18,676 at December 31, 2025 compared to 18,616 at December 31, 2024.

Technology and communications expense increased $42 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily driven by increased investments in strategic initiatives and technology modernization.

Marketing expense increased $27 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to increased spend on customer acquisition activities.
62 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the components of other noninterest expense:

TABLE 12: Components of Other Noninterest Expense
For the years ended December 31 ($ in millions)	2025	2024	2023
FDIC insurance and other taxes	$114	181	385
Data processing	82	81	87
Leasing business expense	73	92	121
Losses and adjustments	68	86	91
Dues and subscriptions	66	61	61
Travel	63	60	56
Donations	63	28	30
Securities recordkeeping	57	55	50
Professional service fees	53	49	53
Postal and courier	49	48	46
Other, net	227	232	245
Total other noninterest expense	$915	973	1,225
Other noninterest expense decreased $58 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to decreases in FDIC insurance and other taxes, leasing business expense and losses and adjustments partially offset by an increase in donations.

FDIC insurance and other taxes decreased $67 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the impact of the Bancorp’s updated estimate of its allocated share of the FDIC’s special assessment. Leasing business expense decreased $19 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily driven by a decrease in depreciation expense associated with operating lease equipment. Losses and adjustments decreased $18 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to elevated expense levels in the prior year related to remediation items.

Donations increased $35 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a $50 million contribution to the Fifth Third Foundation in 2025 compared to a $15 million contribution in 2024.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 13: Applicable Income Taxes
For the years ended December 31 ($ in millions)	2025	2024	2023
Income before income taxes	$3,211	2,916	2,988
Applicable income tax expense	689	602	639
Effective tax rate	21.4%	20.6	21.4

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

The effective tax rates for the years ended December 31, 2025 and 2024 were primarily impacted by tax credits and other tax benefits from CDC investments, which were partially offset by proportional amortization related to qualifying investments. The effective tax rates for the years ended December 31, 2025 and 2024 were also impacted by state tax expense and tax benefits from tax exempt income. For additional information on income taxes, refer to Note 21 of the Notes to Consolidated Financial Statements.
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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets decreased since December 31, 2024 as they were affected by the prevailing level of interest rates and repricing characteristics of the portfolio and to a lesser extent the impact of reduced liquidity premium assumptions throughout 2025. The credit rates for deposit products have also generally decreased since December 31, 2024 due to decreasing short-term interest rates and reduced liquidity premium assumptions.

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

The following table summarizes income (loss) before income taxes on an FTE basis by segment:

TABLE 14: Income (Loss) Before Income Taxes (FTE) by Segment
For the years ended December 31 ($ in millions)	2025	2024	2023
Commercial Banking	$1,342	1,761	3,064
Consumer and Small Business Banking	2,445	2,537	3,599
Wealth and Asset Management	252	227	353
General Corporate and Other(a)	(808)	(1,585)	(4,003)
Income before income taxes (FTE)(b)	$3,231	2,940	3,013
(a)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.
(b)Includes FTE adjustments of $20, $24 and $25 for the years ended December 31, 2025, 2024 and 2023, respectively.
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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 15: Commercial Banking
For the years ended December 31 ($ in millions)	2025	2024	2023
Income Statement Data
Net interest income (FTE)(a)	$2,323	2,544	3,693
Provision for credit losses	451	304	12
Noninterest income:
Commercial payments revenue	553	519	464
Capital markets fees	412	420	418
Commercial banking revenue	344	373	406
Other noninterest income	54	56	57
Noninterest expense:
Compensation and benefits	637	643	642
Net occupancy and equipment expense	67	62	69
Other noninterest expense	1,189	1,142	1,251
Income before income taxes (FTE)(a)	$1,342	1,761	3,064
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$68,148	66,596	71,607
Demand deposits	16,474	16,863	21,680
Interest checking deposits	40,016	40,303	32,414
Savings deposits	123	143	183
Money market deposits	4,550	4,611	4,284
Certificates of deposit	31	45	62
(a)Includes FTE adjustments of $11, $15 and $16 for the years ended December 31, 2025, 2024 and 2023, respectively.
Income before income taxes on an FTE basis was $1.3 billion for the year ended December 31, 2025 compared to $1.8 billion for the year ended December 31, 2024. The decrease was primarily driven by a decrease in net interest income on an FTE basis and increases in provision for credit losses and noninterest expense.

Net interest income on an FTE basis decreased $221 million from the year ended December 31, 2024 primarily driven by a decrease in FTP credits on deposits and a decrease in yields on average commercial loans and leases. These negative impacts were partially offset by a decrease in FTP charges on commercial loans and leases, a decrease in rates paid on average interest-bearing deposits and an increase in the average balances of commercial loans and leases.

Provision for credit losses increased $147 million from the year ended December 31, 2024 primarily driven by an increase net charge-offs on commercial loans and leases, which included $178 million resulting from the fraud-related impairment of an asset-backed finance commercial loan, partially offset by a decrease in the allocated provision for credit losses related to commercial criticized assets. Net charge-offs as a percent of average portfolio loans and leases increased to 62 bps for the year ended December 31, 2025 compared to 33 bps for the year ended December 31, 2024.

Noninterest income decreased $5 million from the year ended December 31, 2024 primarily driven by decreases in commercial banking revenue and capital markets fees, partially offset by an increase in commercial payments revenue. Refer to the Noninterest Income subsection of the Statement of Income Analysis section of MD&A for information on these fluctuations.

Noninterest expense increased $46 million from the year ended December 31, 2024 primarily driven by an increase in other noninterest expense, which increased $47 million compared to the same period in the prior year primarily driven by increases in allocated expenses, card and processing expense, credit valuation adjustments on derivatives associated with customer accommodation contracts and loan and lease expense, partially offset by a decrease in leasing business expense.

Average commercial loans and leases increased $1.6 billion from the year ended December 31, 2024 primarily driven by increases in average commercial and industrial loans, average commercial leases and average commercial mortgage loans. Refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A for additional information on these fluctuations.

65 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average deposits decreased $771 million from the year ended December 31, 2024 primarily due to decreases in average demand deposits and average interest checking deposits. Average demand deposits decreased $389 million compared to the same period in the prior year primarily as a result of lower average balances per customer account. Average interest checking deposits decreased $287 million compared to the same period in the prior year primarily as a result of lower average balances per customer account and a decrease in derivative collateral held as a result of lower interest rates.

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

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 16: Consumer and Small Business Banking
For the years ended December 31 ($ in millions)	2025	2024	2023
Income Statement Data
Net interest income	$4,168	4,272	5,342
Provision for credit losses	325	322	303
Noninterest income:
Consumer banking revenue	569	551	544
Wealth and asset management revenue	279	247	216
Mortgage banking net revenue	226	210	250
Commercial payments revenue	87	86	94
Other noninterest income	32	12	12
Noninterest expense:
Compensation and benefits	935	895	890
Net occupancy and equipment expense	275	265	254
Marketing expense	91	68	70
Loan and lease expense	83	82	87
Other noninterest expense	1,207	1,209	1,255
Income before income taxes	$2,445	2,537	3,599
Average Balance Sheet Data
Consumer loans, including held for sale	$45,597	42,783	42,933
Commercial loans, including held for sale	5,109	4,168	3,515
Demand deposits	23,188	22,426	23,380
Interest checking deposits	10,840	10,941	12,389
Savings deposits	13,867	14,431	17,017
Money market deposits	32,401	31,056	26,067
Certificates of deposit	11,341	11,241	8,809
Income before income taxes was $2.4 billion for the year ended December 31, 2025 compared to $2.5 billion for the year ended December 31, 2024. The decrease was primarily driven by a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income.

Net interest income decreased $104 million from the year ended December 31, 2024 primarily due to a decrease in FTP credits on deposits and an increase in FTP charges on loans and leases, partially offset by an increase in the average balances of and yields on loans and leases as well as a decrease in rates paid on average interest-bearing deposits.

Noninterest income increased $87 million from the year ended December 31, 2024 primarily driven by increases in wealth and asset management revenue, other noninterest income, consumer banking revenue and mortgage banking net revenue. Wealth and asset management revenue increased $32 million from the year ended December 31, 2024 primarily due to increases in brokerage income and personal asset management revenue. Other noninterest income increased $20 million from the year ended December 31, 2024 primarily due to the benefit from a litigation settlement and gains on the sale of branch-related real estate no longer intended to be used for banking purposes. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for information on the fluctuations in consumer banking revenue and mortgage banking net revenue.
66 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expense increased $72 million from the year ended December 31, 2024 primarily due to increases in compensation and benefits expense and marketing expense. Compensation and benefits expense increased $40 million from the year ended December 31, 2024 primarily due to increases in base compensation and performance-based compensation. Marketing expense increased $23 million from the year ended December 31, 2024 primarily due to increased spend on customer acquisition activities.

Average consumer loans increased $2.8 billion from the year ended December 31, 2024 primarily due to increases in average indirect secured consumer loans, average residential mortgage loans, average home equity and average solar energy installation loans, partially offset by a decrease in average other consumer loans. Refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A for information on these fluctuations. Average commercial loans increased $941 million from the year ended December 31, 2024 primarily driven by loan originations exceeding payoffs.

Average deposits increased $1.5 billion from the year ended December 31, 2024 primarily driven by increases in average money market deposits and average demand deposits, partially offset by a decrease in average savings deposits. Average money market deposits increased $1.3 billion from the year ended December 31, 2024 primarily as a result of higher offering rates from promotional offers leading to higher average balances per customer account as well as growth in the number of customer accounts. Average demand deposits increased $762 million from the year ended December 31, 2024 primarily as a result of higher average balances per customer account as well as growth in the number of customer accounts. Average savings deposits decreased $564 million from the year ended December 31, 2024 primarily due to lower average balances per customer account as well as a decrease in the number of customer accounts, partially driven by the impact of consumer preferences for products with higher offering rates.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 17: Wealth and Asset Management
For the years ended December 31 ($ in millions)	2025	2024	2023
Income Statement Data
Net interest income	$213	210	360
(Benefit from) provision for credit losses	(2)	—	1
Noninterest income:
Wealth and asset management revenue	422	397	363
Other noninterest income	9	7	6
Noninterest expense:
Compensation and benefits	226	222	220
Other noninterest expense	168	165	155
Income before income taxes	$252	227	353
Average Balance Sheet Data
Loans and leases, including held for sale	$4,520	4,128	4,386
Deposits	10,058	10,685	11,122
Income before income taxes was $252 million for the year ended December 31, 2025 compared to $227 million for the year ended December 31, 2024. The increase was primarily driven by an increase in noninterest income, partially offset by an increase in noninterest expense.

Noninterest income increased $27 million from the year ended December 31, 2024 primarily due to an increase in wealth and asset management revenue, which increased $25 million from the year ended December 31, 2024 primarily as a result of an increase in personal asset management revenue.

Noninterest expense increased $7 million from the year ended December 31, 2024 primarily due to increases in compensation and benefits expense and other noninterest expense. Compensation and benefits expense increased $4 million from the year ended December 31, 2024 primarily due to an increase in base compensation. Other noninterest expense increased $3 million from the year ended December 31, 2024 primarily driven by an increase in allocated expenses.
Average loans and leases increased $392 million from the year ended December 31, 2024 primarily driven by increases in average commercial and industrial loans, average other consumer loans and average commercial mortgage loans as loan production exceeded payoffs.

67 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average deposits decreased $627 million from the year ended December 31, 2024 primarily driven by decreases in average savings deposits and average interest checking deposits as a result of lower average balances per customer account.

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
Net interest income on an FTE basis increased $670 million from the year ended December 31, 2024 primarily driven by a decrease in FTP credits on deposits allocated to the segments and a decrease in FTP charges on short-term investments. These positive impacts were partially offset by a decrease in FTP charges on loans and leases allocated to the segments and a decrease in interest income on short-term investments. The decrease in FTP charges allocated to the segments was primarily driven by decreases in market interest rates, primarily affecting the variable-rate asset portfolios. The decrease in FTP credits allocated to the segments was driven by lower FTP credit rates paid on deposits as a result of lower market interest rates and reduced liquidity premium assumptions. Given the daily repricing option on non-maturity deposits, the FTP credits on deposits earned by the segments generally increases or decreases at a faster pace than the amount of allocated FTP charges on loans and leases. Under the Bancorp’s internal reporting methodology, the Bancorp insulates the segments from interest rate risk associated with fixed-rate lending by transferring this risk to General Corporate and Other through the FTP methodology.

The benefit from credit losses was $112 million for the year ended December 31, 2025 compared to $96 million for the year ended December 31, 2024. The increase in the benefit from credit losses for the year ended December 31, 2025 was primarily driven by the reduction of the ACL captured in General Corporate and Other.

Noninterest income increased $77 million from the year ended December 31, 2024 primarily driven by a decrease in the loss recognized on the swap associated with the sale of Visa, Inc. Class B Shares, partially offset by a decrease in commercial payments revenue.

Noninterest expense decreased $14 million from the year ended December 31, 2024 primarily driven by the expense recognized in 2024 associated with the FDIC special assessment and an increase in corporate overhead allocations from General Corporate and Other to the other segments, partially offset by increases in technology and communications expense, donations expense and compensation and benefits expense.
68 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BALANCE SHEET ANALYSIS

Loans and Leases
The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 18 summarizes end of period loans and leases, including loans and leases held for sale, and Table 19 summarizes average total loans and leases, including average loans and leases held for sale.

TABLE 18: Components of Loans and Leases (including loans and leases held for sale)
As of December 31 ($ in millions)	2025	2024
Commercial loans and leases:
Commercial and industrial loans	$52,795	52,286
Commercial mortgage loans	12,257	12,268
Commercial construction loans	5,316	5,617
Commercial leases	3,269	3,188
Total commercial loans and leases	$73,637	73,359
Consumer loans:
Residential mortgage loans	18,310	18,117
Home equity	4,846	4,188
Indirect secured consumer loans	17,964	16,313
Credit card	1,747	1,734
Solar energy installation loans	4,560	4,202
Other consumer loans	2,320	2,518
Total consumer loans	$49,747	47,072
Total loans and leases	$123,384	120,431
Total portfolio loans and leases (excluding loans and leases held for sale)	$122,651	119,791

Total loans and leases, including loans and leases held for sale, increased $3.0 billion, or 2%, from December 31, 2024 driven by increases in both consumer loans and commercial loans and leases.

Commercial loans and leases increased $278 million from December 31, 2024 primarily due to an increase in commercial and industrial loans, partially offset by a decrease in commercial construction loans. Commercial and industrial loans increased $509 million, or 1%, from December 31, 2024 primarily as a result of loan originations exceeding payoffs. Commercial construction loans decreased $301 million, or 5%, from December 31, 2024 as payoffs exceeded draws on existing commitments and loan originations.

Consumer loans increased $2.7 billion, or 6%, from December 31, 2024 primarily due to increases in indirect secured consumer loans, home equity and solar energy installation loans. Indirect secured consumer loans increased $1.7 billion, or 10%, from December 31, 2024 primarily driven by higher indirect automobile loan production due to strong industry sales volume. Home equity increased $658 million, or 16%, from December 31, 2024 as loan originations and new advances exceeded payoffs, driven by increased marketing efforts. Solar energy installation loans increased $358 million, or 9%, from December 31, 2024 primarily due to loan originations exceeding payoffs.

TABLE 19: Components of Average Loans and Leases (including average loans and leases held for sale)
For the years ended December 31 ($ in millions)	2025	2024
Commercial loans and leases:
Commercial and industrial loans	$53,927	52,210
Commercial mortgage loans	12,232	11,501
Commercial construction loans	5,639	5,835
Commercial leases	3,145	2,677
Total commercial loans and leases	$74,943	72,223
Consumer loans:
Residential mortgage loans	18,194	17,537
Home equity	4,491	4,002
Indirect secured consumer loans	17,338	15,583
Credit card	1,665	1,719
Solar energy installation loans	4,333	3,960
Other consumer loans	2,435	2,700
Total consumer loans	$48,456	45,501
Total average loans and leases	$123,399	117,724
Total average portfolio loans and leases (excluding loans and leases held for sale)	$122,783	117,229

69 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average loans and leases, including average loans and leases held for sale, increased $5.7 billion, or 5%, from December 31, 2024 driven by increases in both average consumer loans and average commercial loans and leases.

Average commercial loans and leases increased $2.7 billion, or 4%, from December 31, 2024 primarily due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial leases. Average commercial and industrial loans increased $1.7 billion, or 3%, from December 31, 2024 primarily as a result of loan originations exceeding payoffs. Average commercial mortgage loans increased $731 million, or 6%, from December 31, 2024 and included the impact of commercial construction loans transitioning to commercial mortgage loans and increased originations. Average commercial leases increased $468 million, or 17%, from December 31, 2024 primarily driven by an increase in lease originations as a result of a shift in business strategy in the fourth quarter of 2024 that continued into 2025.

Average consumer loans increased $3.0 billion, or 6%, from December 31, 2024 primarily due to increases in average indirect secured consumer loans, average residential mortgage loans, average home equity and average solar energy installation loans, partially offset by a decrease in average other consumer loans. Average indirect secured consumer loans increased $1.8 billion, or 11%, from December 31, 2024 primarily driven by higher indirect automobile loan production during the fourth quarter of 2024 that continued into 2025 due to strong industry sales volume. Average residential mortgage loans increased $657 million, or 4%, from December 31, 2024 primarily driven by an increase in held-for-investment loan originations and loan purchase transactions completed in the second half of 2024. Average home equity increased $489 million, or 12%, from December 31, 2024 as loan originations and new advances exceeded payoffs, driven by increased marketing efforts. Average solar energy installation loans increased $373 million, or 9%, from December 31, 2024 primarily due to loan originations exceeding payoffs. Average other consumer loans decreased $265 million, or 10%, from December 31, 2024 primarily driven by paydowns of point-of-sale loans, including loans originated in connection with one third-party point-of-sale company with which the Bancorp discontinued the origination of new loans in 2022.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. The carrying value of total investment securities, which consist of available-for-sale debt and other securities, held-to-maturity securities, trading debt securities and equity securities, was $49.0 billion and $52.4 billion at December 31, 2025 and 2024, respectively. The taxable available-for-sale debt and other securities portfolio had an effective duration of 3.8 at both December 31, 2025 and 2024. The taxable held-to-maturity securities portfolio had an effective duration of 5.1 and 5.5 at December 31, 2025 and 2024, respectively.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading typically when bought and held principally for the purpose of selling them in the near term. At December 31, 2025, the Bancorp’s investment securities portfolio consisted primarily of U.S. Treasury and other government guaranteed securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt securities and held-to-maturity securities at both December 31, 2025 and 2024.

At both December 31, 2025 and 2024, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during the years ended December 31, 2025, 2024 and 2023.

During the years ended December 31, 2025, 2024 and 2023, the Bancorp recognized an immaterial amount, $21 million and $5 million, respectively, of impairment losses on its available-for-sale debt and other securities, included in securities gains, net, in the Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

70 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the end of period components of investment securities:

TABLE 20: Components of Investment Securities
As of December 31 ($ in millions)	2025	2024
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$1,575	4,358
Mortgage-backed securities:
Agency residential mortgage-backed securities	9,138	6,460
Agency commercial mortgage-backed securities	22,307	23,853
Non-agency commercial mortgage-backed securities	3,032	4,505
Asset-backed securities and other debt securities	2,381	3,924
Other securities(a)	674	778
Total available-for-sale debt and other securities	$39,107	43,878
Held-to-maturity securities (amortized cost basis):(b)
U.S. Treasury and federal agencies securities	$2,438	2,370
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,023	4,898
Agency commercial mortgage-backed securities	3,905	4,008
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$11,368	11,278
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$494	626
Obligations of states and political subdivisions securities	63	120
Agency residential mortgage-backed securities	49	10
Asset-backed securities and other debt securities	451	429
Total trading debt securities	$1,057	1,185
Total equity securities (fair value)	$453	341
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.
(b)Includes a discount of $742 and $865 at December 31, 2025 and 2024, respectively, pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

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

The following table presents the estimated future amortization of unrealized losses related to investment securities transferred from available-for-sale to held-to-maturity. At December 31, 2025, these transferred securities had an estimated weighted-average life of 6.4 years.

TABLE 21: Estimated Amortization of Unrealized Losses on Securities Transferred to Held-to-Maturity
As of December 31, 2025 ($ in millions)
2026	$44
2027	58
2028	89
2029	40
2030	35
Thereafter	476
Unamortized portion of unrealized losses	$742

On an amortized cost basis, available-for-sale debt and other securities and held-to-maturity securities comprised 26% and 28% of total interest-earning assets at December 31, 2025 and 2024, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 5.1 years and 5.0 years at December 31, 2025 and 2024, respectively. In addition, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.09% and 3.08% at December 31, 2025 and 2024, respectively. The held-to-maturity securities portfolio had an estimated weighted-average life of 6.4 years and 6.9 years at December 31, 2025 and 2024, respectively. In addition, the held-to-maturity securities portfolio had a weighted-average yield of 3.50% and 3.41% at December 31, 2025 and 2024, respectively.

71 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information presented in Tables 22 and 23 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity.

The fair values of investment securities are impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen, and, conversely, increases when interest rates decrease or when credit spreads contract. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $2.9 billion and $4.3 billion at December 31, 2025 and 2024, respectively.

TABLE 22: Characteristics of Available-for-Sale Debt and Other Securities
As of December 31, 2025 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$1,575	1,575	0.3	3.78%
Total	$1,575	1,575	0.3	3.78%
Agency residential mortgage-backed securities:
Average life within one year	18	18	0.8	2.97
Average life after one year through five years	1,690	1,606	3.7	3.02
Average life after five years through ten years	7,127	6,761	6.6	4.38
Average life after ten years	303	238	11.6	2.81
Total	$9,138	8,623	6.2	4.07%
Agency commercial mortgage-backed securities:(a)
Average life within one year	955	943	0.7	2.65
Average life after one year through five years	9,765	9,318	2.9	2.66
Average life after five years through ten years	9,531	8,231	7.0	2.63
Average life after ten years	2,056	1,695	11.6	2.78
Total	$22,307	20,187	5.4	2.66%
Non-agency commercial mortgage-backed securities:
Average life within one year	465	459	0.6	2.90
Average life after one year through five years	992	947	2.6	3.00
Average life after five years through ten years	1,575	1,427	5.8	2.80
Total	$3,032	2,833	4.0	2.88%
Asset-backed securities and other debt securities:
Average life within one year	380	376	0.5	3.27
Average life after one year through five years	1,599	1,506	3.2	2.77
Average life after five years through ten years	388	371	6.1	4.31
Average life after ten years	14	14	16.8	4.56
Total	$2,381	2,267	3.3	3.11%
Other securities	674	674
Total available-for-sale debt and other securities	$39,107	36,159	5.1	3.09%
(a)Taxable-equivalent yield adjustments included in the above table are 0.04%, 0.09% and 0.03% for securities with an average life between 5 and 10 years, average life greater than 10 years and in total, respectively.
72 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 23: Characteristics of Held-to-Maturity Securities
As of December 31, 2025 ($ in millions)	Amortized Cost(b)	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$594	595	0.3	2.17%
Average life after one year through five years	1,844	1,862	2.6	2.49
Total	$2,438	2,457	2.0	2.41%
Agency residential mortgage-backed securities:
Average life after five years through ten years	4,997	4,976	8.9	3.66
Average life after ten years	26	26	10.1	3.55
Total	$5,023	5,002	8.9	3.66%
Agency commercial mortgage-backed securities:(a)
Average life within one year	8	8	0.3	3.49
Average life after one year through five years	1,127	1,142	3.3	3.84
Average life after five years through ten years	2,595	2,615	6.7	3.95
Average life after ten years	175	178	11.4	5.07
Total	$3,905	3,943	5.9	3.96%
Asset-backed securities and other debt securities:
Average life after five years through ten years	2	2	9.8	7.18
Total	$2	2	9.8	7.18%
Total held-to-maturity securities	$11,368	11,404	6.4	3.50%
(a)Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.06%, 0.94% and 0.08% for securities with an average life between 1 and 5 years, average life between 5 and 10 years, average life greater than 10 years and in total, respectively.
(b)Includes a discount of $742 at December 31, 2025 pertaining to the unamortized portion of unrealized losses on HTM securities.

Other Short-Term Investments
Other short-term investments have original maturities less than one year and primarily include interest-bearing balances that are funds on deposit at the FRB or other depository institutions. Other short-term investments are used as an extension of the investment securities portfolio to manage liquidity risk. Other short-term investments were $18.9 billion at December 31, 2025, an increase of $1.8 billion from December 31, 2024. This increase was primarily associated with growth in core deposits and the strategic decision to manage securities cash flow reinvestment, partially offset by an increase in loans and leases and a reduction in total borrowings during the year ended December 31, 2025.

Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates and through its strategy of expanding retail presence in high-growth markets, such as in the Southeast. Average core deposits represented 77% of average total assets for both the years ended December 31, 2025 and 2024.

The following table presents the end of period components of deposits:

TABLE 24: Components of Deposits
As of December 31 ($ in millions)	2025	2024
Demand	$42,647	41,038
Interest checking	61,155	59,306
Savings	16,155	17,147
Money market	39,285	36,605
Total transaction deposits	159,242	154,096
CDs $250,000 or less	10,599	10,798
Total core deposits	169,841	164,894
CDs over $250,000(a)	1,978	2,358
Total deposits	$171,819	167,252
(a)Includes $777 million and $1.3 billion of retail brokered CDs which are fully covered by FDIC insurance as of December 31, 2025 and 2024, respectively.

Core deposits increased $4.9 billion, or 3%, from December 31, 2024 due to an increase in transaction deposits, partially offset by a decrease in CDs $250,000 or less. Transaction deposits increased $5.1 billion, or 3%, from December 31, 2024 driven by increases in money market deposits, interest checking deposits and demand deposits, partially offset by a decrease in savings deposits. Money market deposits increased $2.7 billion, or 7%, from December 31, 2024 primarily as a result of higher offering rates from promotional offers leading to higher balances per consumer customer account as well as growth in the number of consumer customer accounts. Interest checking deposits increased $1.8 billion, or 3%, from December 31, 2024 primarily as a result of higher balances per commercial customer account, partially offset by a
73 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
decrease in derivative collateral held as a result of lower interest rates. Demand deposits increased $1.6 billion, or 4%, from December 31, 2024 primarily as a result of higher balances per customer account as well as growth in the number of consumer customer accounts. Savings deposits decreased $992 million, or 6%, from December 31, 2024 primarily due to lower balances per consumer customer account as well as a decrease in the number of consumer customer accounts, partially driven by the impact of consumer preferences for products with higher offering rates. CDs $250,000 or less decreased $199 million, or 2%, from December 31, 2024 primarily due to lower balances per customer account driven by maturities which outpaced new issuances given current market conditions.

CDs over $250,000 decreased $380 million, or 16%, from December 31, 2024 primarily due to maturities of retail brokered CDs.

The following table presents the components of average deposits for the years ended December 31:

TABLE 25: Components of Average Deposits
($ in millions)	2025	2024
Demand	$40,926	40,314
Interest checking	57,484	58,757
Savings	16,663	17,594
Money market	37,406	36,165
Total transaction deposits	152,479	152,830
CDs $250,000 or less	10,565	10,537
Total core deposits	163,044	163,367
CDs over $250,000(a)	2,184	4,069
Total average deposits	$165,228	167,436
(a)Includes $1.1 billion and $3.1 billion of retail brokered CDs which are fully covered by FDIC insurance for the years ended December 31, 2025 and 2024, respectively.

On an average basis, core deposits decreased $323 million from December 31, 2024 primarily due to a decrease in average transaction deposits. Average transaction deposits decreased $351 million from December 31, 2024 driven by decreases in average interest checking deposits and average savings deposits, partially offset by increases in average money market deposits and average demand deposits. Average interest checking deposits decreased $1.3 billion, or 2%, from December 31, 2024 primarily due to lower average balances per customer account as well as a decrease in the number of consumer customer accounts and a decrease in derivative collateral held as a result of lower interest rates. The fluctuations in the average balances of savings deposits, money market deposits and demand deposits were driven by similar factors to those previously discussed with respect to the end of period balances.

Average CDs over $250,000 decreased $1.9 billion, or 46%, from December 31, 2024 primarily due to maturities of retail brokered CDs.

Contractual maturities
The contractual maturities of CDs as of December 31, 2025 are summarized in the following table:

TABLE 26: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$12,298
13-24 months	230
25-36 months	19
37-48 months	15
49-60 months	13
After 60 months	2
Total CDs	$12,577
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. As of December 31, 2025 and 2024, approximately $101.8 billion, or 59%, and $100.6 billion, or 60%, respectively, of the Bancorp’s domestic deposits were estimated to be insured. As of December 31, 2025 and 2024, approximately $69.8 billion and $66.5 billion, respectively, of the Bancorp’s domestic deposits were estimated to be uninsured. At both December 31, 2025 and 2024, approximately $1.1 billion of time deposits were estimated to be uninsured. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

74 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. For further information on the components of short-term borrowings, refer to Note 16 of the Notes to Consolidated Financial Statements. Total average borrowings as a percent of average interest-bearing liabilities was 13% for both the years ended December 31, 2025 and 2024.

The following table summarizes the end of period components of borrowings:

TABLE 27: Components of Borrowings
As of December 31 ($ in millions)	2025	2024
Short-term borrowings	$926	4,654
Long-term debt	13,589	14,337
Total borrowings	$14,515	18,991

Total borrowings decreased $4.5 billion, or 24%, from December 31, 2024 due to decreases in both short-term borrowings and long-term debt. Short-term borrowings decreased $3.7 billion from December 31, 2024 primarily due to a decrease in short-term FHLB advances to manage balance sheet liquidity needs. The level of short-term borrowings and mix of total borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. Long-term debt decreased $748 million from December 31, 2024 primarily due to redemptions or maturities of $1.5 billion of notes and $396 million of paydowns associated with loan securitizations. These decreases were partially offset by the issuance of $700 million of senior fixed-rate/floating-rate notes and $300 million of floating-rate notes in January 2025 and $113 million of fair value adjustments associated with hedged long-term debt during the year ended December 31, 2025. For additional information regarding the long-term debt issuances, refer to Note 17 of the Notes to Consolidated Financial Statements.

The following table summarizes the components of average borrowings:

TABLE 28: Components of Average Borrowings
For the years ended December 31 ($ in millions)	2025	2024
Short-term borrowings	$4,930	3,231
Long-term debt	14,218	15,835
Total average borrowings	$19,148	19,066

Total average borrowings increased $82 million due to an increase in average short-term borrowings, partially offset by a decrease in average long-term debt. Average short-term borrowings increased $1.7 billion compared to December 31, 2024 primarily due to an increase in short-term FHLB advances to manage balance sheet liquidity needs. Average long-term debt decreased $1.6 billion compared to December 31, 2024 due to similar factors to those previously discussed with respect to the end of period balances. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.
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
•The Bancorp identifies and monitors existing and potential risks that may impact the company’s risk profile, including emerging risks that create uncertainties and/or would have broad implications if materialized (e.g., digital assets, acute weather events, etc.). Enhanced monitoring and action plans are implemented as necessary to proactively mitigate risk.
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

Fifth Third drives accountability for managing risk through its Three Lines of Defense structure. The first line of defense is comprised of front-line units (and enterprise-wide functions that support front-line units) that create risk or are involved in risk-taking activities and are accountable for managing risk. These groups are the Bancorp’s primary risk takers and are responsible for implementing effective internal controls and maintaining processes for identifying, assessing, managing, monitoring and reporting on the risks associated with their activities consistent with established risk appetite and limits. The second line of defense, or Independent Risk Management, consists of Enterprise and Non-Financial Risk Management, Capital Markets Risk Management, Compliance, Financial Crimes, Model Risk Management, Credit Risk Management (collectively known as Enterprise Risk Management) and other second line of defense groups, such as Credit Risk Review. The second line is responsible for developing enterprise frameworks and policies to govern risk-taking activities, providing challenge and oversight of those activities, advising on controlling risk, assessing risks and issues independent of the first line of defense, and providing input on key risk decisions. Independent Risk Management complements the front line’s management of risk-taking activities through its monitoring and reporting responsibilities, including adherence to the Bancorp Risk Appetite. Additionally, the second line of defense is responsible for identifying, assessing, managing, monitoring and reporting on aggregate risks enterprise-wide. The third line of defense is Internal Audit, which provides oversight of the first and second lines of defense, and independent assurance to the Board on the effectiveness of governance, risk management and internal controls.
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

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices which are described below. These practices include the use of intentional risk-based limits for single name exposures and counterparty selection criteria designed to reduce or eliminate exposure to borrowers who have higher than average default risk and defined weaknesses in financial performance. The Bancorp carefully designs and monitors underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry, product and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority based on risk and exposure amount, the use of which is closely monitored. Underwriting activities are centrally managed, and Credit Risk Management manages the policy and the authority delegation process directly. The Credit Risk Review function provides independent and objective assessments of the quality of underwriting and documentation, the accuracy of risk ratings and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the ACL is based on quarterly assessments of the estimated losses expected in the loan and lease portfolio. The Bancorp uses these assessments to maintain an adequate ACL and record any necessary charge-offs. Certain loans and leases with probable or observed credit weaknesses receive enhanced monitoring and undergo a more frequent periodic review. Refer to Note 6 of the Notes to Consolidated Financial Statements for further information on the Bancorp’s credit rating categories, which are derived from standard regulatory rating definitions. In addition, stress testing is performed on various commercial and consumer portfolios utilizing various models. For certain portfolios, such as real estate and leveraged lending, stress testing is performed at the individual loan level during credit underwriting.

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk rating systems. These ratings are used by the Bancorp to monitor and manage its credit risk. The first of these risk rating systems is based on and aligns with regulatory guidance for credit risk rating systems. The Bancorp also separately maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for assessing a borrower’s creditworthiness. This rating philosophy uses a grading scale that assigns ratings based on average default rates through an entire business cycle for borrowers with similar financial performance. The dual risk rating system includes thirteen categories for estimating probabilities of default and an additional eight categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the regulatory risk rating system.

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

The Bancorp is closely monitoring various economic factors and their impacts on borrowers, including, but not limited to, the impact of policy changes on trade, ongoing global tensions, inflation, interest rates, labor and supply chain issues, market volatility and changes in
77 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
consumer discretionary spending patterns, including debt and default levels. The Bancorp maintains focus on disciplined client selection, adherence to underwriting policy and attention to potential concentrations of risk.

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

78 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 29: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	2025			2024
As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$13,929	23,228	7	14,375	22,429	6
Financial services and insurance	9,633	21,859	20	9,507	19,939	1
Manufacturing	8,561	18,998	59	8,850	19,230	68
Business services	6,600	11,128	90	5,596	9,755	113
Healthcare	5,834	8,616	45	5,648	8,192	76
Wholesale trade	5,378	10,566	45	5,315	10,305	14
Accommodation and food	4,571	7,076	14	4,371	6,731	18
Retail trade	3,248	7,808	53	3,495	8,429	45
Communication and information	3,191	6,072	53	3,304	6,140	74
Construction	3,112	7,599	26	2,674	6,815	19
Transportation and warehousing	2,381	3,894	5	2,311	4,124	7
Mining	2,103	5,677	—	2,676	5,897	—
Utilities	1,884	3,251	—	1,882	3,326	—
Entertainment and recreation	1,666	3,032	4	1,749	3,091	5
Other services	1,083	1,646	6	1,215	1,798	5
Agribusiness	293	606	—	204	513	5
Public administration	79	497	—	110	160	—
Individuals	16	24	—	11	24	—
Total	$73,562	141,577	427	73,293	136,898	456
By Loan Size:
Less than $1 million	6%	5	15	5	5	15
$1 million to $5 million	7	5	10	7	5	10
$5 million to $10 million	4	4	8	4	4	6
$10 million to $25 million	12	10	18	13	11	22
$25 million to $50 million	23	21	25	24	22	33
Greater than $50 million	48	55	24	47	53	14
Total	100%	100	100	100	100	100
By State:
California	11%	9	4	10	8	6
Ohio	8	10	3	8	10	3
Texas	8	9	16	8	9	1
Illinois	8	7	6	8	8	5
Florida	7	7	5	7	6	8
New York	7	6	18	7	6	12
Michigan	5	5	5	5	5	6
Indiana	3	3	1	3	4	2
Georgia	3	4	18	4	4	16
North Carolina	3	3	1	3	3	1
Pennsylvania	3	3	3	3	3	8
Tennessee	3	3	—	3	3	10
South Carolina	3	2	—	3	2	—
Other	28	29	20	28	29	22
Total	100%	100	100	100	100	100

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

TABLE 30: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2025 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$423	544	3,392
Commercial mortgage nonowner-occupied loans	—	92	5,800
Total	$423	636	9,192

TABLE 31: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2024 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$53	137	3,753
Commercial mortgage nonowner-occupied loans	—	288	5,615
Total	$53	425	9,368

Generally, loans with an LTV greater than 80% are originated with either a compensating SBA guaranty or other structural credit protections.

The Bancorp views nonowner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans, disaggregated by property location (excluding loans held for sale):

TABLE 32: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2025 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
Florida	$1,377	2,222	—
Texas	1,010	1,917	—
Illinois	979	1,329	—
Ohio	918	1,450	—
California	862	1,262	—
Michigan	784	990	—
South Carolina	521	624	—
North Carolina	409	513	—
Maryland	355	454	—
New York	304	368	2
All other states	3,299	4,963	3
Total	$10,818	16,092	5
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

80 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 33: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2024 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
Florida	$1,543	2,526	—
Texas	905	1,714	2
Illinois	1,123	1,275	2
Ohio	835	1,231	1
California	1,080	1,714	—
Michigan	775	926	—
South Carolina	699	763	—
North Carolina	572	782	—
Maryland	230	236	—
New York	468	524	—
All other states	3,000	4,535	—
Total	$11,230	16,226	5
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Net charge-offs on nonowner-occupied commercial real estate loans were $6 million and an immaterial amount for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, $1 million and an immaterial amount, respectively, of the Bancorp’s nonowner-occupied commercial real estate loans were 90 days past due and still accruing.

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

The Bancorp does not originate residential mortgage loans that permit customers to make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $470 million of ARM loans will have rate resets during the next twelve months. Underlying characteristics of these borrowers include a weighted-average origination debt-to-income ratio of 34% and weighted-average origination LTV of 72%. Approximately 30% of these loans are expected to experience an increase in rate upon reset. For those borrowers, rates are expected to increase by an average of approximately 2.7%, resulting in an average increase in monthly payment amount of approximately 38%.

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
81 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination:

TABLE 34: Residential Mortgage Portfolio Loans by LTV at Origination
	2025		2024
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 80%	$11,560	64.3%	$11,836	63.5%
LTV > 80%, with mortgage insurance(a)	3,133	95.4	3,165	95.5
LTV > 80%, no mortgage insurance	2,959	91.5	2,542	90.9
Total	$17,652	74.5%	$17,543	73.5%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 35: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2025 ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Illinois	$599	—	5
Ohio	576	1	8
Florida	547	—	4
North Carolina	238	—	—
Indiana	188	—	2
Michigan	187	—	2
Kentucky	140	—	2
All other states	484	—	4
Total	$2,959	1	27

TABLE 36: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2024 ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Illinois	$518	—	5
Ohio	518	1	7
Florida	457	—	2
North Carolina	202	—	—
Indiana	165	—	2
Michigan	167	—	2
Kentucky	130	—	1
All other states	385	—	5
Total	$2,542	1	24

Net charge-offs on residential mortgage loans with an LTV greater than 80% at origination and no mortgage insurance were immaterial for both the years ended December 31, 2025 and 2024.

Home equity portfolio
The Bancorp’s home equity portfolio of $4.8 billion is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 13% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2026 to 2028 and approximately $390 million of the balances mature before December 31, 2028.

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Tables 38, 39 and 40. Of the total $4.8 billion of outstanding home equity loans:
•71% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Illinois, Indiana and Kentucky as of December 31, 2025;
•75% of non-delinquent borrowers made at least one payment greater than the minimum payment during the year ended December 31, 2025; and
82 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•The portfolio had a weighted-average refreshed FICO score of 751 at December 31, 2025.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score:

TABLE 37: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	2025		2024
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$95	2%	$111	3%
FICO 660-719	159	3	160	4
FICO ≥ 720	1,099	23	1,013	24
Total senior liens	$1,353	28%	$1,284	31%
Junior Liens:
FICO ≤ 659	276	6	242	6
FICO 660-719	579	12	521	12
FICO ≥ 720	2,638	54	2,141	51
Total junior liens	$3,493	72%	$2,904	69%
Total	$4,846	100%	$4,188	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% LTV (including senior liens, if applicable) present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 38: Home Equity Portfolio Loans Outstanding by LTV at Origination
	2025		2024
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
Senior Liens:
LTV ≤ 80%	$1,228	48.2%	$1,147	49.8%
LTV > 80%	125	88.0	137	89.1
Total senior liens	$1,353	52.0%	$1,284	54.2%
Junior Liens:
LTV ≤ 80%	2,621	63.3	2,085	64.3
LTV > 80%	872	87.6	819	88.2
Total junior liens	$3,493	69.5%	$2,904	71.3%
Total	$4,846	64.7%	$4,188	66.0%

The following tables provide an analysis of home equity portfolio loans outstanding by state with an LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 39: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2025 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
Ohio	$282	722	7
Illinois	141	346	4
Michigan	124	320	2
Indiana	119	264	3
Florida	114	233	2
Kentucky	80	183	2
All Other States	137	323	2
Total	$997	2,391	22

83 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 40: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2024 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
Ohio	$283	761	7
Illinois	140	337	5
Michigan	131	358	3
Indiana	103	251	3
Florida	96	214	2
Kentucky	77	196	2
All Other States	126	310	3
Total	$956	2,427	25

The Bancorp has realized net recoveries on home equity loans with an LTV greater than 80% at origination for the years ended December 31, 2025 and 2024 of $1 million and $2 million, respectively.

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $15.1 billion of automobile loans and $2.9 billion of indirect recreational vehicle, marine, motorcycle and powersport loans as of December 31, 2025. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination:

TABLE 41: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	2025		2024
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$172	1%	$177	1%
FICO 660-719	3,102	17	3,040	19
FICO ≥ 720	14,690	82	13,096	80
Total	$17,964	100%	$16,313	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination:

TABLE 42: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	2025		2024
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 100%	$12,961	80.0%	$11,822	79.8%
LTV > 100%	5,003	110.1	4,491	110.1
Total	$17,964	88.4%	$16,313	88.1%

At December 31, 2025 and 2024, $26 million and $24 million, respectively, of the Bancorp’s nonaccrual indirect secured consumer portfolio loans had an LTV greater than 100% at origination. Net charge-offs on indirect secured consumer loans with an LTV greater than 100% at origination were $34 million and $40 million for the years ended December 31, 2025 and 2024, respectively.

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both December 31, 2025 and 2024. At both December 31, 2025 and 2024, 72% of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Given the variable nature of the credit card portfolio, interest rate increases impact this product and it is regularly monitored to ensure the portfolio remains within the Bancorp’s risk appetite. Recent and expected future decreases in interest rates may lessen these risks moving forward.

84 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination as of:

TABLE 43: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	2025		2024
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$83	5%	$78	5%
FICO 660-719	471	27	470	27
FICO ≥ 720	1,193	68	1,186	68
Total	$1,747	100%	$1,734	100%

Solar energy installation loans portfolio
The Bancorp originates point-of-sale solar energy installation loans through a network of approved installers. The Bancorp considers several factors when monitoring its solar energy installation loan portfolio, including concentrations by installer, concentrations by state and FICO distributions at origination. At December 31, 2025 and 2024, loans originated through the Bancorp’s three largest approved installers represented approximately 22% and 23%, respectively, of total balances outstanding in the solar energy installation loan portfolio. As consumer clean energy tax incentives expired as of December 31, 2025, production in this portfolio is expected to decrease in 2026.

The following table provides an analysis of solar energy installation portfolio loans outstanding by state:

TABLE 44: Solar Energy Installation Portfolio Loans Outstanding by State
	2025		2024
As of December 31 ($ in millions)	Outstanding	Nonaccrual	Outstanding	Nonaccrual
By State:
Florida	$646	6	675	16
California	552	1	562	8
Texas	525	3	501	7
Arizona	370	2	366	4
Virginia	270	—	229	1
Oregon	219	—	165	—
Colorado	181	—	158	1
Nevada	175	—	165	1
New York	144	—	118	—
Connecticut	113	1	103	3
All other states	1,365	9	1,160	23
Total	$4,560	22	4,202	64

The following table provides an analysis of solar energy installation portfolio loans outstanding disaggregated based upon FICO score at origination:

TABLE 45: Solar Energy Installation Portfolio Loans Outstanding by FICO Score at Origination
	2025		2024
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$4	—%	$5	—%
FICO 660-719	652	14	621	15
FICO ≥ 720	3,904	86	3,576	85
Total	$4,560	100%	$4,202	100%

Other consumer loans portfolio
Other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network, point-of-sale home improvement loans originated through a network of contractors and installers, and other point-of-sale loans originated or purchased in connection with third-party companies. Loans originated in connection with one third-party point-of-sale company are impacted by certain credit loss protection coverage provided by that company. The Bancorp discontinued origination of new loans with this third-party company in 2022.

85 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of other consumer portfolio loans outstanding by product type:

TABLE 46: Other Consumer Portfolio Loans Outstanding by Product Type
	2025		2024
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Other secured	$999	44%	$912	36%
Point-of-sale home improvement	543	23	623	25
Unsecured	422	18	437	17
Third-party point-of-sale	356	15	546	22
Total	$2,320	100%	$2,518	100%

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

Nonperforming assets were $867 million at December 31, 2025 compared to $860 million at December 31, 2024. At December 31, 2025, $70 million of nonaccrual loans were held for sale, compared to $7 million at December 31, 2024.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.65% and 0.71% at December 31, 2025 and 2024, respectively. Nonaccrual loans and leases secured by real estate were 34% of nonaccrual loans and leases as of December 31, 2025 compared to 35% as of December 31, 2024.

Portfolio commercial nonaccrual loans and leases were $427 million at December 31, 2025, a decrease of $29 million from December 31, 2024. Portfolio residential mortgage and consumer nonaccrual loans were $340 million at December 31, 2025, a decrease of $27 million from December 31, 2024. Refer to Table 48 for a rollforward of portfolio nonaccrual loans and leases.

OREO and other repossessed property was $30 million at both December 31, 2025 and 2024. The Bancorp recognized gains of $8 million and losses of $2 million on the transfer, sale or write-down of OREO properties during the years ended December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025 and 2024, approximately $79 million and $64 million, respectively, of interest income would have been recognized if the nonaccrual portfolio loans and leases had been current in accordance with their contractual terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 47: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of December 31 ($ in millions)	2025	2024
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$393	374
Commercial mortgage loans	34	79
Commercial construction loans	—	1
Commercial leases	—	2
Residential mortgage loans	149	137
Home equity	71	70
Indirect secured consumer loans	61	55
Credit card	29	32
Solar energy installation loans	22	64
Other consumer loans	8	9
Total nonaccrual portfolio loans and leases(a)	$767	823
OREO and other repossessed property(c)	30	30
Total nonperforming portfolio assets	$797	853
Nonaccrual loans held for sale	70	7
Total nonperforming assets	$867	860
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$2	5
Commercial construction loans	1	—
Commercial leases	—	1
Residential mortgage loans(b)	10	6
Credit card	17	20
Total portfolio loans and leases 90 days past due and still accruing	$30	32
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.65%	0.71
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.62	0.69
ACL as a percent of nonperforming portfolio loans and leases	314	302
ACL as a percent of nonperforming portfolio assets	302	291
(a)Includes $21 and $18 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of December 31, 2025 and 2024, respectively.
(b)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $195 and $163 as of December 31, 2025 and 2024, respectively. The Bancorp recognized losses of $1 for both the years ended December 31, 2025 and 2024, due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)Includes $12 of branch-related real estate no longer intended to be used for banking purposes at both December 31, 2025 and 2024.
87 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 48: Rollforward of Portfolio Nonaccrual Loans and Leases
For the year ended December 31, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$456	137	230	823
Transfers to nonaccrual status	740	64	332	1,136
Transfers to accrual status	(5)	(16)	(97)	(118)
Transfers to held for sale	(86)	—	—	(86)
Loan paydowns/payoffs	(186)	(33)	(93)	(312)
Transfers to OREO	(1)	(7)	(15)	(23)
Charge-offs	(507)	—	(168)	(675)
Draws/other extensions of credit	16	4	2	22
Balance, end of period	$427	149	191	767

TABLE 49: Rollforward of Portfolio Nonaccrual Loans and Leases
For the year ended December 31, 2024 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$326	124	199	649
Transfers to nonaccrual status	591	68	342	1,001
Transfers to accrual status	(2)	(24)	(51)	(77)
Transfers to held for sale	(13)	—	—	(13)
Loan paydowns/payoffs	(180)	(29)	(67)	(276)
Transfers to OREO	—	(6)	(17)	(23)
Charge-offs	(267)	—	(178)	(445)
Draws/other extensions of credit	1	4	2	7
Balance, end of period	$456	137	230	823

Analysis of Net Loan Charge-offs
Net charge-offs were 60 bps and 45 bps of average portfolio loans and leases for the years ended December 31, 2025 and 2024, respectively. Table 50 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 62 bps during the year ended December 31, 2025, compared to 34 bps during 2024, primarily due to an increase in net charge-offs on commercial and industrial loans of $197 million, which included $178 million resulting from the fraud-related impairment of an asset-backed finance commercial loan, and an increase in net charge-offs on commercial mortgage loans of $21 million.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans decreased to 58 bps during the year ended December 31, 2025, compared to 64 bps during 2024, primarily due to decreases in net charge-offs on other consumer loans and indirect secured consumer loans of $15 million and $8 million, respectively, partially offset by an increase in net charge-offs on solar energy installation loans of $14 million.

88 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 50: Summary of Credit Loss Experience
For the years ended December 31 ($ in millions)	2025	2024	2023
Losses charged-off:
Commercial and industrial loans	$(479)	(264)	(168)
Commercial mortgage loans	(22)	(1)	(1)
Commercial construction loans	—	—	(1)
Commercial leases	(6)	(2)	—
Residential mortgage loans	(1)	(2)	(4)
Home equity	(7)	(6)	(8)
Indirect secured consumer loans	(144)	(139)	(110)
Credit card	(83)	(87)	(82)
Solar energy installation loans	(86)	(63)	(27)
Other consumer loans(a)	(97)	(122)	(121)
Total losses charged-off	$(925)	(686)	(522)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$40	22	13
Commercial mortgage loans	1	1	3
Commercial construction loans	—	—	—
Commercial leases	4	—	1
Residential mortgage loans	3	4	4
Home equity	6	7	7
Indirect secured consumer loans	62	49	38
Credit card	20	19	18
Solar energy installation loans	16	7	1
Other consumer loans(a)	35	45	49
Total recoveries of losses previously charged-off	$187	154	134
Net losses charged-off:
Commercial and industrial loans	$(439)	(242)	(155)
Commercial mortgage loans	(21)	—	2
Commercial construction loans	—	—	(1)
Commercial leases	(2)	(2)	1
Residential mortgage loans	2	2	—
Home equity	(1)	1	(1)
Indirect secured consumer loans	(82)	(90)	(72)
Credit card	(63)	(68)	(64)
Solar energy installation loans	(70)	(56)	(26)
Other consumer loans	(62)	(77)	(72)
Total net losses charged-off	$(738)	(532)	(388)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.82%	0.46	0.27
Commercial mortgage loans	0.18	—	(0.02)
Commercial construction loans	—	—	0.02
Commercial leases	0.08	0.07	(0.04)
Total commercial loans and leases	0.62%	0.34	0.20
Residential mortgage loans	(0.01)	(0.01)	—
Home equity	0.02	(0.01)	0.03
Indirect secured consumer loans	0.47	0.57	0.45
Credit card	3.81	3.98	3.55
Solar energy installation loans	1.62	1.41	0.89
Other consumer loans	2.49	2.79	2.32
Total consumer loans	0.58%	0.64	0.52
Total net losses charged-off as a percent of average portfolio loans and leases	0.60%	0.45	0.32
(a)For the years ended December 31, 2025, 2024 and 2023, the Bancorp recorded $18, $28 and $35, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.
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

At both December 31, 2025 and 2024, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger growth outlook while the less favorable outlook (Downside) depicted a moderate recession.

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

90 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 31, 2025 ACL
The ACL as of December 31, 2025 decreased $76 million from December 31, 2024 primarily driven by impacts of changes in both the mix and credit quality of the consumer loan portfolio. As of December 31, 2025, the Bancorp’s macroeconomic scenarios included estimates of the expected impacts of changes in economic conditions caused by forecasted interest rates and higher tariffs.

At December 31, 2025, the Bancorp assigned an 80% probability weighting to the Baseline scenario and 10% to each of the Upside and Downside scenarios. The following table provides a range of key macroeconomic factors utilized in the Baseline, Upside and Downside scenarios as of December 31, 2025:

TABLE 51: Key Macroeconomic Factors
	Baseline Scenario			Upside Scenario			Downside Scenario
	2026	2027	2028	2026	2027	2028	2026	2027	2028
Inflation rate	3.2%	2.6	2.1	3.4	2.6	2.1	3.3	1.6	1.7
Average annual real GDP growth rate	2.1	1.9	2.1	3.3	2.6	2.2	(1.2)	0.2	2.4
Average unemployment rate	4.7	4.7	4.4	3.9	3.9	3.8	7.4	8.1	6.7
Average federal funds rate	3.3	2.8	3.0	3.3	2.8	3.0	2.9	1.3	1.1
10-year U.S. Treasury yield	4.2	4.3	4.3	4.3	4.4	4.3	3.6	3.5	3.9
Credit spread(a)	2.1	2.4	2.3	1.9	2.3	2.2	3.1	2.9	2.3
Annualized change in S&P 500	4.1	(0.7)	5.6	11.5	(1.1)	5.4	(18.3)	(9.2)	15.9
(a)Represents the difference between Moody’s Baa‑ rated corporate bond yields and U.S. Treasury yields.

The Bancorp’s qualitative adjustments, as an overlay to the quantitative models, resulted in a net increase to the ACL as of December 31, 2025 and these qualitative adjustments decreased from the qualitative factors used in the ACL as of December 31, 2024. These qualitative adjustments primarily reflect the Bancorp’s expectations that additional credit losses may be present in its portfolio loans and leases beyond what is predictable through the use of quantitative models. The qualitative adjustment for the commercial portfolio segment was primarily driven by additional allowances for certain nonowner-occupied commercial loans secured by real estate, particularly loans secured by office buildings, based on current challenges in the commercial real estate market that are not fully reflected in the Bancorp’s quantitative models. These challenges include, but are not limited to, an imbalance between supply and demand in the market for commercial real estate properties and pressures on borrowers and property valuations resulting from elevated interest rates. Specific to office properties, the Bancorp has also observed industry data indicating that the office sector of the commercial real estate market continues to lag behind others in terms of property values, driven in part by lessened demand as a result of the increased prevalence of remote work across many professions. The net decrease in qualitative adjustments reflected modest improvement in both the Bancorp’s and industry data for the office sector.

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

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 52: Changes in Allowance for Credit Losses
For the years ended December 31 ($ in millions)	2025	2024	2023
ALLL:
Balance, beginning of period	$2,352	2,322	2,194
Losses charged-off(a)	(925)	(686)	(522)
Recoveries of losses previously charged-off(a)	187	154	134
Provision for loan and lease losses	639	562	565
Impact of adoption of ASU 2022-02	—	—	(49)
Balance, end of period	$2,253	2,352	2,322
Reserve for unfunded commitments:
Balance, beginning of period	$134	166	216
Provision for (benefit from) the reserve for unfunded commitments	23	(32)	(50)
Balance, end of period	$157	134	166
(a)For the years ended December 31, 2025, 2024 and 2023, the Bancorp recorded $18, $28 and $35, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

91 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 53: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of December 31 ($ in millions)	2025	2024
Attributed ALLL:
Commercial and industrial loans	$816	728
Commercial mortgage loans	272	351
Commercial construction loans	80	59
Commercial leases	18	16
Residential mortgage loans	109	146
Home equity	87	106
Indirect secured consumer loans	304	311
Credit card	150	165
Solar energy installation loans	314	351
Other consumer loans	103	119
Total ALLL	$2,253	2,352
Portfolio loans and leases:
Commercial and industrial loans	$52,749	52,271
Commercial mortgage loans	12,228	12,246
Commercial construction loans	5,316	5,588
Commercial leases	3,269	3,188
Residential mortgage loans(a)	17,652	17,543
Home equity	4,846	4,188
Indirect secured consumer loans	17,964	16,313
Credit card	1,747	1,734
Solar energy installation loans	4,560	4,202
Other consumer loans	2,320	2,518
Total portfolio loans and leases	$122,651	119,791
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.55%	1.39
Commercial mortgage loans	2.22	2.87
Commercial construction loans	1.50	1.06
Commercial leases	0.55	0.50
Residential mortgage loans	0.62	0.83
Home equity	1.80	2.53
Indirect secured consumer loans	1.69	1.91
Credit card	8.59	9.52
Solar energy installation loans	6.89	8.35
Other consumer loans	4.44	4.73
Total ALLL as a percent of portfolio loans and leases	1.84%	1.96
Total ACL as a percent of portfolio loans and leases	1.96	2.08
(a) Includes $106 and $108 of residential mortgage loans measured at fair value at December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel and non-parallel increases and decreases in interest rates. Risk appetite thresholds are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over 12-month and 24-month horizons. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as non-parallel shifts in rates, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve, and employs key risk indicators and early warning indicators to monitor and manage exposures under these types of scenarios. Additionally, the Bancorp routinely evaluates its exposures to changes in the basis between interest rates.

In order to recognize the risk of noninterest-bearing demand deposit balance migration or attrition in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes additional attrition of approximately $500 million of demand deposit balances over a period of 24 months for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $500 million of incremental growth in noninterest-bearing deposit balances over 24 months for each 100 bps decrease in short-term market interest rates. The incremental balance attrition and growth are modeled to flow into and out of funding products that reprice in conjunction with short-term market rate changes.
93 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp’s interest-bearing deposit rates will change for a given change in short-term market rates. The Bancorp utilizes dynamic deposit beta models to adjust assumed repricing sensitivity depending on market rate levels. The dynamic beta models were developed utilizing the Bancorp’s performance during prior interest rate cycles. Using the dynamic beta models, the Bancorp’s NII sensitivity modeling assumes weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of approximately 70%-75% for both a 100 bps and 200 bps increase in rates. In the event of continued rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped parallel scenarios of approximately 60%-65% for both a 100 bps and 200 bps decrease in rates. In falling rate scenarios, deposit rate floors are utilized to ensure modeled deposit rates will not become negative. NII simulation modeling assumes no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles. Future actual performance will be dependent on market conditions, the level of competition for deposits and the magnitude of interest rate changes. The Bancorp provides sensitivity analysis in Tables 55 and 56 for key assumptions related to its deposit modeling, including beta and demand deposit balance performance.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and policy limits as of December 31:

TABLE 54: Estimated NII Sensitivity Profile and Policy Limits
	2025				2024
	% Change in NII (FTE)		Policy Limit		% Change in NII (FTE)		Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(3.09)%	(2.28)	(6.00)	(7.00)	(3.57)	(4.00)	(6.00)	(7.00)
+100 Ramp over 12 months	(1.40)	(0.57)	N/A	N/A	(1.75)	(1.84)	N/A	N/A
-100 Ramp over 12 months	0.41	(1.81)	N/A	N/A	0.94	0.24	N/A	N/A
-200 Ramp over 12 months	(0.05)	(6.56)	(6.00)	(7.00)	1.57	(0.27)	(6.00)	(7.00)

Table 54 presents the change in estimated net interest income for 12 month and 13-24 month horizons for alternative interest rate scenarios relative to the net interest income projection for a static rate scenario for those same time horizons. As previously mentioned, these numbers do not represent a forecast, but are instead risk measures that are monitored to evaluate the consolidated interest rate risk position of the Bancorp. At December 31, 2025, the Bancorp’s NII sensitivity in the rising-rate scenarios is negative in years one and two as interest expense is expected to increase more than interest income due to deposit repricing and balance migration estimates given the high interest rate environment. The Bancorp’s NII simulation projects an increase in NII in year one under the parallel 100 bps ramp decrease driven by an expectation that deposits would reprice faster than earning assets. Meanwhile, projections indicate NII decreases in year one under a 200 bps ramp decrease in interest rates and in year two under falling-rate scenarios, as deposit beta expectations decline, certain deposits reach their floors and assets continue to reprice to lower rates. The changes in the estimated NII sensitivity profile compared to December 31, 2024 were primarily attributable to an improved deposit portfolio composition, reduced deposit beta expectations driven by lower actual interest rates and a reduction in outstanding receive-fixed interest rate swaps partially offset by increases in fixed-rate loans.

Tables 55 and 56 provide the sensitivity of the Bancorp’s estimated NII profile at December 31, 2025 to changes to certain deposit balance and deposit repricing sensitivity (beta) assumptions.

The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of December 31, 2025:

TABLE 55: Estimated NII Sensitivity Profile at December 31, 2025 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(3.87)%	(3.16)	(2.32)	(1.40)
+100 Ramp over 12 months	(2.09)	(1.29)	(0.71)	0.16
-100 Ramp over 12 months	(0.10)	(2.22)	0.92	(1.40)
-200 Ramp over 12 months	(0.47)	(6.82)	0.37	(6.31)

94 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table includes the Bancorp’s estimated NII sensitivity profile with a 10% increase and a 10% decrease to the corresponding deposit beta assumptions as of December 31, 2025:

TABLE 56: Estimated NII Sensitivity Profile at December 31, 2025 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 10% Higher(a)		Betas 10% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(4.65)%	(5.23)	(1.56)	0.66
+100 Ramp over 12 months	(2.16)	(2.00)	(0.65)	0.86
-100 Ramp over 12 months	1.09	(0.59)	(0.26)	(3.05)
-200 Ramp over 12 months	1.22	(4.40)	(1.32)	(8.77)
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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of December 31:

TABLE 57: Estimated EVE Sensitivity Profile
	2025		2024
Change in Interest Rates (bps)	% Change in EVE	Policy Limit	% Change in EVE	Policy Limit
+200 Shock	(5.12)%	(12.00)	(6.57)	(12.00)
+100 Shock	(2.20)	N/A	(3.04)	N/A
-100 Shock	0.69	N/A	1.79	N/A
-200 Shock	(1.02)	(12.00)	2.48	(12.00)
The EVE sensitivity is negative in both a +200 bps and +100 bps rising-rate scenario, positive in a -100 bps falling-rate scenario and negative in a -200 bps falling-rate scenario at December 31, 2025. The changes in the estimated EVE sensitivity profile from December 31, 2024 were primarily related to lower market rates and changes in forward interest rate expectations, an increase in core deposit balances, a reduction in notional outstanding of receive-fixed interest rate swaps and the impacts of shorter investment securities portfolio durations, partially offset by the impacts of an increase in fixed-rate loans and reduced wholesale funding.

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

Tables 58 and 59 show all swap positions that are utilized as qualifying hedging instruments for purposes of managing the Bancorp’s exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index, to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as the Bancorp adjusts its broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, refer to Note 14 of the Notes to Consolidated Financial Statements.

The following tables present additional information about the interest rate swaps used as qualifying hedging instruments in Fifth Third’s asset and liability management activities:

TABLE 58: Summary of Qualifying Hedging Instruments
			Weighted-Average
As of December 31, 2025 ($ in millions)	Notional Amount	Fair Value	Remaining Term (years)	Fixed Rate
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$6,850	5	5.6	3.11%
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	2	6.1	3.50
Interest rate swaps related to long-term debt – fair value – receive-fixed	4,205	1	4.5	5.24
Total interest rate swaps	$15,055	8

TABLE 59: Summary of Qualifying Hedging Instruments
			Weighted-Average
As of December 31, 2024 ($ in millions)	Notional Amount	Fair Value	Remaining Term (years)	Fixed Rate
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$11,000	(2)	5.7	3.05%
Interest rate swaps related to C&I loans – cash flow – receive-fixed – forward starting(a)	1,000	1	7.0	3.20
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed – forward starting(a)	4,000	3	7.1	3.50
Interest rate swaps related to long-term debt – fair value – receive-fixed	4,955	(11)	4.7	5.04
Total interest rate swaps	$20,955	(9)
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

96 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases, excluding interest receivable, disaggregated by scheduled principal repayment, as of December 31, 2025:

TABLE 60: Cash Flows from Portfolio Loans and Leases
($ in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Commercial and industrial loans	$12,235	37,919	2,588	7	52,749
Commercial mortgage loans	4,222	7,006	926	74	12,228
Commercial construction loans	1,932	3,268	113	3	5,316
Commercial leases	718	2,100	369	82	3,269
Total commercial loans and leases	$19,107	50,293	3,996	166	73,562
Residential mortgage loans	916	2,862	6,439	7,435	17,652
Home equity	314	391	393	3,748	4,846
Indirect secured consumer loans	3,472	11,057	3,069	366	17,964
Credit card	1,747	—	—	—	1,747
Solar energy installation loans	322	577	1,838	1,823	4,560
Other consumer loans	1,169	701	400	50	2,320
Total consumer loans	$7,940	15,588	12,139	13,422	49,089
Total portfolio loans and leases	$27,047	65,881	16,135	13,588	122,651

The following table displays a summary of cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of December 31, 2025:

TABLE 61: Cash Flows from Portfolio Loans and Leases Occurring After One Year
($ in millions)	Fixed- Rate	Floating/Adjustable-Rate
Commercial and industrial loans	$5,427	35,087
Commercial mortgage loans	1,695	6,311
Commercial construction loans	71	3,313
Commercial leases	2,551	—
Total commercial loans and leases	$9,744	44,711
Residential mortgage loans	11,318	5,418
Home equity	468	4,064
Indirect secured consumer loans	14,486	6
Solar energy installation loans	4,238	—
Other consumer loans	958	193
Total consumer loans	$31,468	9,681
Total portfolio loans and leases	$41,212	54,392

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.6 billion and $1.7 billion at December 31, 2025 and 2024, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates, which may include the use of investment securities or derivative instruments. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 13 of the Notes to Consolidated Financial Statements for additional information on derivative instruments used for this purpose.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2025 and 2024 was $1.0 billion and $861 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of
97 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
currency volatility and potential future exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

Liquidity risk is monitored and managed by the Treasury department with independent oversight provided by ERM, and a series of policy limits and key risk indicators are established to ensure risks are managed within the Board-approved risk appetite. The Bancorp’s ALCO, which includes senior management representatives, monitors and manages liquidity risk within the Board-approved risk appetite and is accountable to the ERMC.

Sources of Funds
Primary sources of funds include revenue from noninterest income, cash flows from loan and lease payments, payments from securities including sales and maturities, the sale or securitization of loans and leases, funds generated by core deposits and the use of wholesale borrowings.

Table 60 of the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A presents information about the timing of cash flows from loan and lease repayments. The available-for-sale debt and other securities and held-to-maturity securities portfolios had a fair value of $47.6 billion at December 31, 2025. From these portfolios, $8.0 billion in principal and interest payments are expected to be received in the next 12 months and an additional $6.9 billion is expected to be received in the next 13 to 24 months. For further information on the investment securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the ability to monetize loans, leases and investment securities through a variety of channels, including repurchase agreements, outright sales, securitizations or pledging to secured borrowing providers. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans, solar energy installation loans and other consumer loans are also capable of being securitized or sold. For the year ended December 31, 2025, the Bancorp sold loans and leases totaling $5.4 billion, compared to $4.4 billion for the year ended December 31, 2024. For further information, refer to Note 13 of the Notes to Consolidated Financial Statements.

Core deposits have historically provided a sizable source of relatively stable and low-cost funds. Average core deposits and average shareholders’ equity funded 87% and 86% of the Bancorp’s average total assets for the years ended December 31, 2025 and 2024, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2023, the Board of Directors authorized $10.0 billion of debt or other securities for issuance, of which $7.0 billion of debt or other securities were available for issuance as of December 31, 2025. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions.

As of December 31, 2025, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $20.2 billion was available for issuance. On January 28, 2025, the Bank issued and sold, under this program, $700 million of fixed-rate/floating-rate senior notes and $300 million of floating-rate senior notes, as further discussed in Note 17 of the Notes to Consolidated Financial Statements. Additionally, at December 31, 2025, the Bank had approximately $73.7 billion of borrowing capacity available through secured borrowing sources, including the FRB and the FHLB.

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

As of December 31, 2025, the Bancorp (parent company) had sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 26 months.

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

Credit ratings are summarized in Table 62. The ratings reflect the view of each rating agency on the capacity of the Bancorp and the Bank to meet financial commitments. As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 62: Agency Ratings
As of February 24, 2026	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association:	Negative	Stable	Stable	Positive

100 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OPERATIONAL RISK MANAGEMENT
Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, human errors or misconduct or adverse external events that are neither market- nor credit-related. Operational risk is inherent in the Bancorp’s activities and can manifest itself in various ways, including fraudulent acts, business interruptions, inappropriate behavior of employees, unintentional failure to comply with applicable laws and regulations, poor design or delivery of products and services, model limitations or misapplication, cybersecurity or physical security incidents and privacy breaches or failure of third parties to perform in accordance with their arrangements. These events could result in financial losses, reputational damage, litigation and regulatory fines or other damage to the Bancorp. The Bancorp’s risk management goal is to keep operational risk at appropriate levels consistent with the Bancorp’s risk appetite, financial strength, the characteristics of its businesses, the markets in which it operates and the competitive and regulatory environment to which it is subject.

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

The Bancorp also maintains a robust information security program to support the management of cybersecurity risk within the organization with a focus on prevention, detection and recovery processes. Refer to Part I, Item 1C of this annual report for more information, which is incorporated herein by reference.

External threats remain elevated which may result in increased fraud and cybersecurity risks. The Bancorp’s strategic initiatives also have the potential to increase operational risk as changes to process and technology are implemented. Other factors such as increased reliance on third parties, reliance on data and increased use of cloud-based technologies, as well as the use of emerging technologies such as generative models and artificial intelligence, may introduce additional operational risk considerations. These risks continue to be carefully managed and monitored to ensure effective controls are in place, with appropriate oversight and governance by the second line of defense.

Fifth Third also focuses on the reporting of operational controls, and escalates control issues to senior management and the Board of Directors, as needed. The Operational Risk Committee is the key committee that oversees and supports Fifth Third in the management of operational risk across the enterprise. The Technology and Information Security Governance Committee and Model Risk Committee report to the Operational Risk Committee and are responsible for governance of information security and model risks. The Operational Risk Committee reports to the ERMC, which reports to the RCC of the Board of Directors of Fifth Third Bancorp and Fifth Third Bank, National Association.
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

Regulatory Capital Ratios
The Basel III Final Rule sets minimum regulatory capital ratios as well as defines the measure of well-capitalized for insured depository institutions. For additional information, refer to Note 29 of the Notes to Consolidated Financial Statements.

The following table presents the actual ratios and amounts for the Bancorp and Bank as of December 31:

TABLE 63: Regulatory Capital
	2025		2024(a)		2023(a)
($ in millions)	Ratio	Amount	Ratio	Amount	Ratio	Amount
CET1 risk-based capital:
Fifth Third Bancorp	10.81%	$18,099	10.57%	$17,339	10.29%	$16,800
Fifth Third Bank, National Association	13.09	21,766	12.86	20,943	12.42	20,147
Tier 1 risk-based capital:
Fifth Third Bancorp	11.87	19,869	11.86	19,455	11.59	18,916
Fifth Third Bank, National Association	13.09	21,766	12.86	20,943	12.42	20,147
Total risk-based capital:
Fifth Third Bancorp	13.78	23,066	13.86	22,746	13.72	22,400
Fifth Third Bank, National Association	14.33	23,833	14.19	23,116	13.85	22,463
Leverage:
Fifth Third Bancorp	9.41	19,869	9.22	19,455	8.73	18,916
Fifth Third Bank, National Association	10.41	21,766	10.02	20,943	9.38	20,147
Total risk-weighted assets:
Fifth Third Bancorp		167,431		164,102		163,223
Fifth Third Bank, National Association		166,265		162,895		162,166
Quarterly average assets for leverage:(b)
Fifth Third Bancorp		211,054		210,963		216,609
Fifth Third Bank, National Association		209,015		209,038		214,891
(a)Regulatory capital ratios and amounts as of December 31, 2024 and 2023 were calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital. This has been fully phased in as of January 1, 2025.
(b)Quarterly average assets are a component of the leverage ratio and, for this purpose, do not include goodwill or any other assets that the U.S. banking agencies determine should be deducted from Tier 1 capital.

The following table presents additional capital ratios of the Bancorp as of December 31:

TABLE 64: Additional Capital Ratios
	2025	2024	2023
Average total Bancorp shareholders’ equity as a percent of average assets	9.86%	9.12	8.49
Tangible equity as a percent of tangible assets(a)(b)	9.28	9.02	8.65
Tangible common equity as a percent of tangible assets(a)(b)	8.46	8.03	7.67
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.

Capital Planning
The Bancorp maintains a comprehensive process for managing capital that considers the current and forward-looking macroeconomic and regulatory environments and makes capital distributions that are consistent with FRB requirements and the stress capital buffer requirement. Under the Enhanced Prudential Standards tailoring rules, the Bancorp was subject to Category IV standards as of December 31, 2025, under which the Bancorp is required to develop and maintain a capital plan approved by the Board of Directors on an annual basis. The Bancorp is also subject to supervisory stress tests every two years. The Bancorp was not subject to the 2025 supervisory stress test conducted by the FRB, but submitted the Board-approved capital plan and information contained in Schedule C - Regulatory Capital Instruments, as required, by the April 5, 2025 deadline.

Redemption of Preferred Stock
On September 30, 2025, the Bancorp redeemed all 14,000 outstanding shares of its 4.500% fixed-rate reset non-cumulative perpetual preferred stock, Series L, and the corresponding depositary shares, pursuant to its terms and conditions. Refer to Note 24 of the Notes to Consolidated Financial Statements for additional information on the redemption of preferred stock.
103 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $1.54, $1.44 and $1.36 during the years ended December 31, 2025, 2024 and 2023, respectively.

On June 13, 2025, the Bancorp’s Board of Directors authorized management to repurchase up to 100 million common shares in the open market or in privately negotiated transactions and to utilize any derivative or similar instrument to effect share repurchase transactions. The authorization did not include specific targets or an expiration date. This share repurchase authorization replaced the Board’s previous authorization pursuant to which approximately 12 million shares remained available for repurchase by the Bancorp. The Bancorp entered into and settled a number of accelerated share repurchase transactions during the years ended December 31, 2025 and 2024. After entering into a definitive merger agreement on October 5, 2025 to acquire Comerica Incorporated, the Bancorp announced that it would pause share repurchase activity until after the acquisition closes. Refer to Note 24 of the Notes to Consolidated Financial Statements for additional information on the accelerated share repurchase activity.

The following table summarizes shares authorized for repurchase as part of publicly announced plans or programs:

TABLE 65: Share Repurchases
For the years ended December 31	2025	2024
Shares authorized for repurchase at January 1	17,072,641	32,115,811
Additional authorizations	88,169,741	—
Share repurchases(a)	(12,171,734)	(15,043,170)
Shares authorized for repurchase at December 31	93,070,648	17,072,641
Average price paid per share(a)	$43.46	41.87
(a)Excludes 1,723,786 and 1,866,182 shares repurchased during the years ended December 31, 2025 and 2024, respectively, in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is set forth in the Interest Rate and Price Risk Management section of Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report and is incorporated herein by reference. This information contains certain statements that we believe are forward-looking statements. Refer to page 19 for cautionary information regarding forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
104 Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Fifth Third Bancorp:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bancorp as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Bancorp’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

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

105 Fifth Third Bancorp

Overall, the collective evaluation process requires significant management judgment when determining the estimation methodology and inputs into the models, as well as in evaluating the reasonableness of the modeled results and the appropriateness of qualitative adjustments.

At December 31, 2025, the key qualitative factors included adjustments to the expected credit losses on the commercial loan portfolio associated with the current economic environment.

The ALLL for the commercial portfolio segment was $1.2 billion at December 31, 2025, which includes adjustments for the qualitative factors noted above.

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
•We tested the completeness and accuracy and evaluated the relevance of the key data used as inputs to the qualitative adjustment estimation process, including:
◦Portfolio segment loan balances and other borrower-specific data
◦Relevant macroeconomic indicators and data
•We tested the mathematical accuracy of the underlying support used as a basis for the qualitative adjustments.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 24, 2026

We have served as the Company’s auditor since 1970.
106 Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2025	2024
Assets
Cash and due from banks	$3,499	3,014
Other short-term investments(a)	18,876	17,120
Available-for-sale debt and other securities (amortized cost of $39,107 and $43,878)	36,159	39,547
Held-to-maturity securities (fair value of $11,404 and $10,965)	11,368	11,278
Trading debt securities	1,057	1,185
Equity securities	453	341
Loans and leases held for sale (includes $658 and $574 of residential mortgage loans measured at fair value)	733	640
Portfolio loans and leases(a) (includes $106 and $108 of residential mortgage loans measured at fair value)	122,651	119,791
Allowance for loan and lease losses(a)	(2,253)	(2,352)
Portfolio loans and leases, net	120,398	117,439
Bank premises and equipment (includes $9 and $14 held for sale)	2,734	2,475
Operating lease equipment	374	319
Goodwill	4,947	4,918
Intangible assets	69	90
Servicing rights	1,598	1,704
Other assets(a)	12,111	12,857
Total Assets	$214,376	212,927
Liabilities
Deposits:
Noninterest-bearing deposits	$42,647	41,038
Interest-bearing deposits	129,172	126,214
Total deposits	171,819	167,252
Short-term borrowings	926	4,654
Accrued taxes, interest and expenses	2,083	2,137
Other liabilities(a)	4,235	4,902
Long-term debt(a)	13,589	14,337
Total Liabilities	$192,652	193,282
Equity
Common stock(b)	$2,051	2,051
Preferred stock(c)	1,770	2,116
Capital surplus	3,831	3,804
Retained earnings	25,488	24,150
Accumulated other comprehensive loss	(3,110)	(4,636)
Treasury stock(b)	(8,306)	(7,840)
Total Equity	$21,724	19,645
Total Liabilities and Equity	$214,376	212,927
(a)Includes $38 and $51 of other short-term investments, $554 and $1,000 of portfolio loans and leases, $(9) and $(19) of ALLL, $3 and $5 of other assets, $11 and $12 of other liabilities and $473 and $889 of long-term debt from consolidated VIEs that are included in their respective captions above at December 31, 2025 and 2024, respectively. For further information, refer to Note 12.
(b)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at December 31, 2025 – 661,197,787 (excludes 262,694,794 treasury shares), 2024 – 669,853,830 (excludes 254,038,751 treasury shares).
(c)500,000 shares of no par value preferred stock were authorized at both December 31, 2025 and 2024. There were 436,000 and 422,000 unissued shares of undesignated no par value preferred stock at December 31, 2025 and 2024, respectively. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both December 31, 2025 and 2024. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both December 31, 2025 and 2024. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Consolidated Financial Statements.

107 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except share data)	2025	2024	2023
Interest Income
Interest and fees on loans and leases	$7,466	7,477	7,334
Interest on securities	1,785	1,839	1,770
Interest on other short-term investments	652	1,110	656
Total interest income	9,903	10,426	9,760
Interest Expense
Interest on deposits	2,952	3,736	2,929
Interest on short-term borrowings	215	168	262
Interest on long-term debt	754	892	742
Total interest expense	3,921	4,796	3,933
Net Interest Income	5,982	5,630	5,827
Provision for credit losses	662	530	515
Net Interest Income After Provision for Credit Losses	5,320	5,100	5,312
Noninterest Income
Wealth and asset management revenue	704	647	581
Commercial payments revenue	630	608	564
Consumer banking revenue	571	555	546
Capital markets fees	415	424	422
Commercial banking revenue	349	377	409
Mortgage banking net revenue	227	211	250
Other noninterest income	126	12	91
Securities gains, net	13	15	18
Total noninterest income	3,035	2,849	2,881
Noninterest Expense
Compensation and benefits	2,815	2,763	2,694
Technology and communications	516	474	464
Net occupancy expense	349	339	331
Equipment expense	169	153	148
Loan and lease expense	146	132	133
Marketing expense	142	115	126
Card and processing expense	92	84	84
Other noninterest expense	915	973	1,225
Total noninterest expense	5,144	5,033	5,205
Income Before Income Taxes	3,211	2,916	2,988
Applicable income tax expense	689	602	639
Net Income	2,522	2,314	2,349
Dividends on preferred stock	146	159	137
Net Income Available to Common Shareholders	$2,376	2,155	2,212
Earnings per share - basic	$3.56	3.16	3.23
Earnings per share - diluted	$3.53	3.14	3.22
Average common shares outstanding - basic	668,139,706	682,160,985	684,172,079
Average common shares outstanding - diluted	672,502,856	687,300,837	687,678,291

Refer to the Notes to Consolidated Financial Statements.
108 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31 ($ in millions)	2025	2024	2023
Net Income	$2,522	2,314	2,349
Other Comprehensive Income (Loss), Net of Tax:
Net unrealized losses on available-for-sale debt securities:
Unrealized holding gains arising during the year	1,049	15	494
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	—	785	—
Reclassification adjustment for net losses included in net income	—	14	1
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	—	(785)	—
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	97	101	—
Net unrealized losses on cash flow hedge derivatives:
Unrealized holding gains (losses) arising during the year	241	(552)	(131)
Reclassification adjustment for net losses included in net income	138	270	257
Defined benefit pension plans, net:
Net actuarial loss arising during the year	(2)	(2)	(1)
Reclassification of amounts to net periodic benefit costs	3	3	3
Other	—	2	—
Other comprehensive income (loss), net of tax	1,526	(149)	623
Comprehensive Income	$4,048	2,165	2,972

Refer to the Notes to Consolidated Financial Statements.
109 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2022	$2,051	2,116	3,684	21,689	(5,110)	(7,103)	17,327
Impact of cumulative effect of change in accounting principle				37			37
Balance at January 1, 2023	2,051	2,116	3,684	21,726	(5,110)	(7,103)	17,364
Net income				2,349			2,349
Other comprehensive income, net of tax					623		623
Cash dividends declared:
Common stock ($1.36 per share)				(941)			(941)
Preferred stock:(a)
Series H ($1,740.35 per share)				(42)			(42)
Series I ($1,656.24 per share)				(30)			(30)
Series J ($2,131.27 per share)				(25)			(25)
Series K ($1,237.50 per share)				(12)			(12)
Series L ($1,125.00 per share)				(16)			(16)
Class B, Series A ($60.00 per share)				(12)			(12)
Shares acquired for treasury						(201)	(201)
Impact of stock transactions under stock compensation plans, net			73			42	115
Balance at December 31, 2023	$2,051	2,116	3,757	22,997	(4,487)	(7,262)	19,172
Impact of cumulative effect of change in accounting principle				(10)			(10)
Balance at January 1, 2024	2,051	2,116	3,757	22,987	(4,487)	(7,262)	19,162
Net income				2,314			2,314
Other comprehensive loss, net of tax					(149)		(149)
Cash dividends declared:
Common stock ($1.44 per share)				(992)			(992)
Preferred stock:(a)
Series H ($2,144.06 per share)				(51)			(51)
Series I ($2,316.08 per share)				(42)			(42)
Series J ($2,168.54 per share)				(26)			(26)
Series K ($1,237.50 per share)				(12)			(12)
Series L ($1,125.00 per share)				(16)			(16)
Class B, Series A ($60.00 per share)				(12)			(12)
Shares acquired for treasury						(630)	(630)
Impact of stock transactions under stock compensation plans, net			47			52	99
Balance at December 31, 2024	$2,051	2,116	3,804	24,150	(4,636)	(7,840)	19,645
Net income				2,522			2,522
Other comprehensive income, net of tax					1,526		1,526
Cash dividends declared:
Common stock ($1.54 per share)				(1,038)			(1,038)
Preferred stock:(a)
Series H ($1,907.40 per share)				(46)			(46)
Series I ($2,078.95 per share)				(37)			(37)
Series J ($1,931.58 per share)				(23)			(23)
Series K ($1,237.50 per share)				(12)			(12)
Series L ($843.75 per share)				(12)			(12)
Class B, Series A ($60.00 per share)				(12)			(12)
Redemption of preferred stock, Series L		(346)		(4)			(350)
Shares acquired for treasury						(529)	(529)
Impact of stock transactions under stock compensation plans, net			27			63	90
Balance at December 31, 2025	$2,051	1,770	3,831	25,488	(3,110)	(8,306)	21,724
(a)Refer to Note 24 for further information on dividends declared for preferred stock.

Refer to the Notes to Consolidated Financial Statements.

110 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2025	2024	2023
Operating Activities
Net income	$2,522	2,314	2,349
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	662	530	515
Depreciation, amortization and accretion	554	495	462
Stock-based compensation expense	163	164	169
Provision for (benefit from) deferred income taxes	140	72	(106)
Securities gains, net	(27)	(20)	(31)
MSR fair value adjustment	169	77	105
Net gains on sales of loans and fair value adjustments on loans held for sale	(72)	(34)	(27)
Gain on the TRA associated with Worldpay, Inc.	—	(11)	(22)
Proceeds from sales of loans held for sale	5,175	4,066	4,938
Loans originated or purchased for sale, net of repayments	(5,206)	(4,301)	(4,242)
Dividends representing return on equity method investments	41	44	46
Net change in:
Equity and trading debt securities	(115)	(3)	(128)
Other assets	715	(639)	319
Accrued taxes, interest and expenses and other liabilities	(207)	70	162
Net Cash Provided by Operating Activities	4,514	2,824	4,509
Investing Activities
Proceeds from sales:
AFS securities and other investments	4,959	782	2,813
Loans and leases	341	419	444
Bank premises and equipment	—	24	7
MSRs	—	5	—
Proceeds from repayments / maturities of AFS and HTM securities and other investments	7,497	5,814	4,235
Purchases:
AFS and HTM securities, equity method investments and other investments	(8,145)	(7,129)	(6,244)
Bank premises and equipment	(584)	(414)	(491)
MSRs	—	—	(25)
Proceeds from settlement of BOLI	38	34	14
Proceeds from sales and dividends representing return of equity method investments	17	11	69
Net cash received for divestitures	—	6	—
Net cash paid on acquisitions	(36)	—	—
Net change in:
Other short-term investments	(1,756)	4,962	(13,731)
Portfolio loans and leases	(4,052)	(3,540)	3,358
Operating lease equipment	(125)	65	63
Net Cash (Used in) Provided by Investing Activities	(1,846)	1,039	(9,488)
Financing Activities
Net change in deposits	4,567	(1,660)	5,222
Net change in short-term borrowings	61	(32)	(81)
Proceeds from short-term FHLB advances	4,700	4,100	6,750
Repayment of short-term FHLB advances	(8,500)	(2,500)	(8,550)
Proceeds from long-term debt issuances/advances	1,083	3,249	4,286
Repayment of long-term debt	(1,982)	(5,282)	(1,657)
Dividends paid on common and preferred stock	(1,163)	(1,176)	(1,060)
Repurchases of treasury stock and related forward contract	(525)	(625)	(200)
Redemption of preferred stock, Series L	(350)	—	—
Other	(74)	(65)	(55)
Net Cash (Used in) Provided by Financing Activities	(2,183)	(3,991)	4,655
Increase (Decrease) in Cash and Due from Banks	485	(128)	(324)
Cash and Due from Banks at Beginning of Period	3,014	3,142	3,466
Cash and Due from Banks at End of Period	$3,499	3,014	3,142
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

112 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Securities Gains or Losses (Net)
Realized gains or losses on securities are reported within noninterest income in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

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

The Bancorp’s lease portfolio consists of sales-type, direct financing and leveraged leases. Leases are classified as sales-type if the Bancorp transfers control of the underlying asset to the lessee. The Bancorp classifies leases that do not meet any of the criteria for a sales-type lease as a direct financing lease if the present value of the sum of the lease payments and any residual value guaranteed by the lessee and/or any other third party equals or exceeds substantially all of the fair value of the underlying asset and the collection of the lease payments and residual value guarantee is probable. Sales-type and direct financing leases are recorded at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Interest income on sales-type and direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment.

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
113 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
114 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ALLL
The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio segment are based on the primary purpose of the loan or lease and include commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction and commercial leases. The residential mortgage portfolio segment is also considered a class. Classes within the consumer portfolio segment are based on the loan product type or collateral and include home equity, indirect secured consumer loans, credit card, solar energy installation loans and other consumer loans. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, refer to Note 6.

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
115 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
116 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

117 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Any impairment loss is recognized in net occupancy expense in the Consolidated Statements of Income. Refer to the Bank Premises and Equipment and Other Long-Lived Assets section of this footnote for further information.

Goodwill
Business combinations entered into by the Bancorp typically include the recognition of goodwill. U.S. GAAP requires goodwill to be tested for impairment at the reporting unit level on an annual basis, which the Bancorp performs as of October 1 each year, and more frequently if events or circumstances indicate that there may be impairment.

Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In this qualitative assessment, the Bancorp evaluates events and circumstances which may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Bancorp, the performance of the Bancorp’s common stock, the key financial performance metrics of the Bancorp’s reporting units and events affecting the reporting units. If the Bancorp concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is not required, and no impairment is recognized. If the quantitative impairment test is required or the decision to bypass the qualitative assessment is elected, the Bancorp performs the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. A recognized impairment loss cannot be reversed in future periods even if the fair value of the reporting unit subsequently recovers.

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
118 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
119 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

120 Fifth Third Bancorp

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
121 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
•Other noninterest income primarily includes BOLI income, equity method and private equity income, losses on other assets and other miscellaneous revenues and gains.

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

122 Fifth Third Bancorp

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

Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives and the amortization expense is typically recorded in other noninterest expense in the Consolidated Statements of Income. The Bancorp reviews intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

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

ACCOUNTING AND REPORTING DEVELOPMENTS
Standard Adopted in 2025
The Bancorp adopted the following new accounting standard effective January 1, 2025:

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, which amends the disclosure requirements for income taxes. The amendments primarily include new requirements to disclose additional information as part of the reconciliation of the effective tax rate to statutory tax rates, provide the amount of income taxes paid, net of refunds received, and income tax expense disaggregated between federal, state and foreign jurisdictions and provide income before income taxes disaggregated between domestic and foreign jurisdictions. The amendments also discontinue certain other disclosure requirements. The Bancorp implemented the amended guidance on a retrospective basis beginning with this Annual Report on Form 10-K for the year ended December 31, 2025. The amended disclosures are presented in Note 21.

Significant Accounting Standards Issued but Not Yet Adopted
The following significant accounting standards were issued but not yet adopted by the Bancorp as of December 31, 2025:

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
123 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
prospective, modified or retrospective basis. The Bancorp is in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.

ASU 2025-07 – Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract
In September 2025, the FASB issued ASU 2025-07, which refines derivative accounting by introducing a scope exception for certain contracts with variables based on the specific operations or activities of one of the parties to the contract. The amended guidance also clarifies that share-based noncash consideration received from a customer in a revenue contract is initially accounted for under ASC 606, with other guidance applied only once the consideration becomes unconditional. The amended guidance is effective for the Bancorp on January 1, 2027, with early adoption permitted. The amendments should be applied on either a prospective or modified retrospective basis. The Bancorp does not expect the amended guidance to have a material impact on its Consolidated Financial Statements.

ASU 2025-08 – Financial Instrument – Credit Losses (Topic 326): Purchased Loans
In November 2025, the FASB issued ASU 2025-08, which modifies the accounting for purchased financial assets by expanding the gross-up approach for recognizing the estimate of expected credit losses to purchased seasoned loans, which includes non-purchased credit deteriorated (non-PCD) loans (excluding credit cards) purchased at least 90 days after origination or acquired in a business combination. Upon acquisition, PSLs should be accounted for under the gross-up approach, which includes recognizing an allowance and an offsetting entry as an addition to the amortized cost basis, resulting in an initial amortized cost basis in an amount equal to the sum of the purchase price plus the ACL. The difference, if any, between the amortized cost basis (as adjusted for expected credit losses) and the unpaid principle balance is recognized as a non-credit discount and accreted or amortized into interest income. The amended guidance largely eliminates the day 1 credit loss expense for non-PCD acquired financial assets. The amended guidance also introduces an accounting policy election for entities that use a method other than a discounted cash flow analysis to estimate credit losses on purchased seasoned loans, which allows the use of the amortized cost basis rather than the unpaid principal balance when subsequently measuring the allowance for credit losses. As permitted, the Bancorp elected to early adopt the amended guidance on January 1, 2026 on a prospective basis.

ASU 2025-09 – Derivatives and Hedging (Topic 815): Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025-09, which makes several amendments to existing guidance for hedge accounting. The amendments are intended to simplify the application of hedge accounting guidance in current U.S. GAAP, improve the alignment of financial reporting with an entity’s risk management strategies and enable the achievement and maintenance of hedge accounting for highly effective economic hedges of forecasted transactions. Among other things, the amendments include the expansion of hedged risks for groups of forecasted transactions in a cash flow hedge, introduction of a model for variable-rate debt with choose-your-rate debt features, expansion of hedge accounting for forecasted purchases and sales of nonfinancial assets, elimination of the net written option test for certain compound derivatives, and elimination of recognition and presentation mismatches involving foreign currency-denominated debt in dual hedge designations. The amended guidance is effective for the Bancorp on January 1, 2027, with early adoption permitted. The amendments should be applied on a prospective basis for all hedging relationships. The Bancorp may elect to adopt the amendments for hedging relationships that exist as of the date of adoption. The Bancorp does not expect the amended guidance to have a material impact on its Consolidated Financial Statements.

ASU 2025-11 – Interim Reporting (Topic 270): Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025-11, which clarifies interim disclosure requirements by providing a comprehensive list of disclosures that are required in interim periods. The amendments also introduce a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amended guidance is effective for the Bancorp on January 1, 2028, with early adoption permitted. The amendments should be applied on either a prospective or retrospective basis. The Bancorp is in the process of evaluating the impact of the amended guidance on its interim reporting.
124 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the years ended December 31:

($ in millions)	2025	2024	2023
Cash Payments:
Interest	$3,974	4,871	3,776
Income taxes paid, net of refunds received	185	193	655

Transfers:
Portfolio loans and leases to loans and leases held for sale	$346	422	513
Loans and leases held for sale to portfolio loans and leases	5	4	6
Portfolio loans and leases to OREO	23	23	12
Bank premises and equipment to OREO	15	9	30
Available-for-sale debt securities to held-to-maturity securities(a)	—	11,593	—

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$173	74	72
Net additions (reductions) to lease liabilities under finance leases	32	44	(6)
(a)Represents the fair value of the securities on the date of transfer. Refer to Note 4 for additional information.

3. Restrictions on Dividends and Capital Actions

Restrictions on Cash Dividends
The principal source of income and funds for the Bancorp (parent company) are dividends from its subsidiaries. The dividends paid by the Bancorp’s banking subsidiary are subject to regulations and limitations prescribed by state and federal supervisory agencies. The Bancorp’s nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. The Bancorp’s indirect banking and nonbanking subsidiaries paid the Bancorp’s direct nonbank subsidiary holding company, which in turn paid the Bancorp, $2.2 billion and $1.8 billion in dividends during the years ended December 31, 2025 and 2024, respectively.

Capital Actions
The Bancorp is subject to restrictions on its capital actions, primarily as a result of supervisory policies set by the FRB. The Bancorp is required to develop and maintain a capital plan that governs its capacity to pay dividends and execute share repurchases and this plan is required to be submitted to the FRB periodically. As part of its capital plan, the Bancorp increased its quarterly common stock dividend to $0.40 per share in the third quarter of 2025. Additionally, the Bancorp entered into and settled accelerated share repurchase transactions during the year ended December 31, 2025. For more information related to these transactions, refer to Note 24.

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

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of December 31:

	2025
($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$1,575	—	—	1,575
Mortgage-backed securities:
Agency residential mortgage-backed securities	9,138	18	(533)	8,623
Agency commercial mortgage-backed securities	22,307	4	(2,124)	20,187
Non-agency commercial mortgage-backed securities	3,032	1	(200)	2,833
Asset-backed securities and other debt securities	2,381	2	(116)	2,267
Other securities(a)	674	—	—	674
Total available-for-sale debt and other securities	$39,107	25	(2,973)	36,159
Held-to-maturity securities:(b)
U.S. Treasury and federal agencies securities	$2,438	19	—	2,457
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,023	23	(44)	5,002
Agency commercial mortgage-backed securities	3,905	43	(5)	3,943
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$11,368	85	(49)	11,404
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $167, $505 and $2, respectively, at December 31, 2025, that are carried at cost.
(b)The amortized cost basis includes a discount of $742 at December 31, 2025 pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

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

The following table provides the fair value of trading debt securities and equity securities as of December 31:

($ in millions)	2025	2024
Trading debt securities	$1,057	1,185
Equity securities	453	341
126 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $139 million and $162 million at December 31, 2025 and 2024, respectively, which is presented as a component of other assets in the Consolidated Balance Sheets.

In January 2024, the Bancorp transferred $12.6 billion (amortized cost basis) of investment securities from available-for-sale to held-to-maturity to reflect the Bancorp’s change in intent to hold these securities to maturity in order to reduce potential capital volatility associated with investment security market price fluctuations. AOCI included pretax unrealized losses of $994 million on these securities at the date of transfer. The unrealized losses that existed on the date of transfer will continue to be reported as a component of AOCI and will be amortized into income over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the discount resulting from the transfer recorded at fair value. The amortized cost basis of held-to-maturity securities included a discount of $742 million and $865 million at December 31, 2025 and 2024, respectively, pertaining to the unamortized portion of unrealized losses on the previously transferred securities, which are offset in AOCI.

The following table presents the components of net securities gains and losses recognized in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2025	2024	2023
Available-for-sale debt and other securities:
Realized gains	$10	5	34
Realized losses	(10)	(2)	(30)
Impairment losses	—	(21)	(5)
Net gains (losses) on available-for-sale debt and other securities	$—	(18)	(1)
Trading debt securities:
Net unrealized gains	—	—	3
Net trading debt securities gains	$—	—	3
Equity securities:
Net realized (losses) gains	(44)	15	5
Net unrealized gains	57	18	11
Net equity securities gains	$13	33	16
Total gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$13	15	18
(a)Excludes $14, $5 and $13 of net securities gains for the years ended December 31, 2025, 2024 and 2023, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These gains and losses are included in capital markets fees and wealth and asset management revenue in the Consolidated Statements of Income.

During the years ended December 31, 2025, 2024 and 2023, the Bancorp recognized an immaterial amount, $21 million and $5 million, respectively, of impairment losses on its available-for-sale debt and other securities, included in securities gains, net, in the Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

At both December 31, 2025 and 2024, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during the years ended December 31, 2025, 2024 and 2023.

At December 31, 2025 and 2024, investment securities with a fair value of $28.6 billion and $30.0 billion, respectively, were pledged to secure borrowing capacity, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of December 31, 2025 are shown in the following table:

	Available-for-Sale Debt and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$3,014	2,996	602	603
Due after 1 year through 5 years	12,689	12,112	2,971	3,004
Due after 5 years through 10 years	18,317	16,501	7,594	7,593
Due after 10 years	4,413	3,876	201	204
Other securities	674	674	—	—
Total	$39,107	36,159	11,368	11,404
(a)Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

127 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2025
U.S. Treasury and federal agencies securities	$1,225	—	—	—	1,225	—
Agency residential mortgage-backed securities	1,454	(7)	4,615	(526)	6,069	(533)
Agency commercial mortgage-backed securities	149	(1)	19,826	(2,123)	19,975	(2,124)
Non-agency commercial mortgage-backed securities	1	—	2,695	(200)	2,696	(200)
Asset-backed securities and other debt securities	135	(1)	1,893	(115)	2,028	(116)
Total	$2,964	(9)	29,029	(2,964)	31,993	(2,973)
2024
U.S. Treasury and federal agencies securities	$569	—	—	—	569	—
Agency residential mortgage-backed securities	1,061	(14)	4,566	(765)	5,627	(779)
Agency commercial mortgage-backed securities	157	(6)	20,536	(3,016)	20,693	(3,022)
Non-agency commercial mortgage-backed securities	183	(3)	3,984	(335)	4,167	(338)
Asset-backed securities and other debt securities	283	(11)	3,157	(187)	3,440	(198)
Total	$2,253	(34)	32,243	(4,303)	34,496	(4,337)

At December 31, 2025 and 2024, $24 million and $34 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

128 Fifth Third Bancorp

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of December 31:

($ in millions)	2025	2024
Loans and leases held for sale:
Commercial and industrial loans	$46	15
Commercial mortgage loans	29	22
Commercial construction loans	—	29
Residential mortgage loans	658	574
Total loans and leases held for sale	$733	640
Portfolio loans and leases:
Commercial and industrial loans	$52,749	52,271
Commercial mortgage loans	12,228	12,246
Commercial construction loans	5,316	5,588
Commercial leases	3,269	3,188
Total commercial loans and leases	$73,562	73,293
Residential mortgage loans	$17,652	17,543
Home equity	4,846	4,188
Indirect secured consumer loans	17,964	16,313
Credit card	1,747	1,734
Solar energy installation loans	4,560	4,202
Other consumer loans	2,320	2,518
Total consumer loans	$49,089	46,498
Total portfolio loans and leases	$122,651	119,791

Portfolio loans and leases are recorded net of unearned income, which totaled $384 million and $380 million as of December 31, 2025 and 2024, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $534 million and $566 million at December 31, 2025 and 2024, respectively, which is presented as a component of other assets in the Consolidated Balance Sheets. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs associated with loans and valuation adjustments associated with loans measured at fair value. These items totaled a net discount of $216 million and $324 million as of December 31, 2025 and 2024, respectively, of which $872 million and $901 million of net discount was related to solar energy installation loans, respectively.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $14.9 billion and $15.1 billion as of December 31, 2025 and 2024, respectively, pledged to the FHLB, and loans of $60.1 billion and $55.3 billion at December 31, 2025 and 2024, respectively, pledged to the FRB.

The following table presents a summary of net charge-offs (recoveries):

For the years ended December 31 ($ in millions)	2025	2024	2023
Commercial and industrial loans	$439	242	155
Commercial mortgage loans	21	—	(2)
Commercial construction loans	—	—	1
Commercial leases	2	2	(1)
Residential mortgage loans	(2)	(2)	—
Home equity	1	(1)	1
Indirect secured consumer loans	82	90	72
Credit card	63	68	64
Solar energy installation loans	70	56	26
Other consumer loans	62	77	72
Total net charge-offs	$738	532	388

129 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of the net investment in portfolio leases as of December 31:

($ in millions)(a)	2025	2024
Net investment in direct financing leases:
Lease payment receivable (present value)	$489	631
Unguaranteed residual assets (present value)	113	121
Net investment in sales-type leases:
Lease payment receivable (present value)	2,313	2,102
Unguaranteed residual assets (present value)	111	86
(a)Excludes $243 and $248 of leveraged leases at December 31, 2025 and 2024, respectively.

Interest income recognized in the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 was $38 million, $40 million and $26 million, respectively, for direct financing leases and $107 million, $82 million and $63 million, respectively, for sales-type leases.

The following table presents undiscounted cash flows for both direct financing and sales-type portfolio leases for 2026 through 2030 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of December 31, 2025 ($ in millions)	Direct Financing Leases	Sales-Type Leases
2026	$154	646
2027	152	599
2028	94	495
2029	64	342
2030	44	235
Thereafter	33	229
Total undiscounted cash flows	$541	2,546
Less: Difference between undiscounted cash flows and discounted cash flows	52	233
Present value of lease payments (recognized as lease receivables)	$489	2,313

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $18 million and $16 million at December 31, 2025 and 2024, respectively, to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the lease residual value. Refer to Note 6 for additional information on credit quality and the ALLL.
130 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment for the years ended December 31:

2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,154	146	1,052	2,352
Losses charged-off(a)	(507)	(1)	(417)	(925)
Recoveries of losses previously charged-off(a)	45	3	139	187
Provision for (benefit from) loan and lease losses	494	(39)	184	639
Balance, end of period	$1,186	109	958	2,253
(a)The Bancorp recorded $18 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of December 31, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$178	—	15	193
Collectively evaluated	1,008	109	943	2,060
Total ALLL	$1,186	109	958	2,253
Portfolio loans and leases:(b)
Individually evaluated	$367	143	105	615
Collectively evaluated	73,195	17,403	31,332	121,930
Total portfolio loans and leases	$73,562	17,546	31,437	122,545
(a)Includes $2 related to commercial leveraged leases at December 31, 2025.
(b)Excludes $106 of residential mortgage loans measured at fair value and includes $243 of commercial leveraged leases, net of unearned income, at December 31, 2025.

131 Fifth Third Bancorp

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
132 Fifth Third Bancorp

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

The following tables present the amortized cost basis of the Bancorp’s commercial portfolio segment, by class and vintage, disaggregated by credit risk rating:

As of December 31, 2025 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial loans:
Pass	$3,359	2,040	861	1,829	832	553	40,015	49,489
Special mention	23	51	10	7	13	10	839	953
Substandard	57	89	92	138	42	28	1,743	2,189
Doubtful	—	1	—	—	6	—	111	118
Total commercial and industrial loans	$3,439	2,181	963	1,974	893	591	42,708	52,749
Commercial mortgage owner-occupied loans:
Pass	$1,136	615	572	648	537	406	1,712	5,626
Special mention	24	4	28	16	14	3	72	161
Substandard	69	44	38	33	27	12	132	355
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,229	663	638	697	578	421	1,916	6,142
Commercial mortgage nonowner-occupied loans:
Pass	$824	542	486	638	109	419	2,628	5,646
Special mention	1	—	—	19	—	—	111	131
Substandard	20	63	16	42	—	24	144	309
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$845	605	502	699	109	443	2,883	6,086
Commercial construction loans:
Pass	$44	—	—	—	27	—	4,404	4,475
Special mention	—	—	—	—	—	—	548	548
Substandard	—	—	—	—	—	—	293	293
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$44	—	—	—	27	—	5,245	5,316
Commercial leases:
Pass	$1,255	858	266	198	173	472	—	3,222
Special mention	2	6	—	—	1	—	—	9
Substandard	1	15	11	3	5	3	—	38
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$1,258	879	277	201	179	475	—	3,269
Total commercial loans and leases:
Pass	$6,618	4,055	2,185	3,313	1,678	1,850	48,759	68,458
Special mention	50	61	38	42	28	13	1,570	1,802
Substandard	147	211	157	216	74	67	2,312	3,184
Doubtful	—	1	—	—	6	—	111	118
Total commercial loans and leases	$6,815	4,328	2,380	3,571	1,786	1,930	52,752	73,562

133 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial loans:
Pass	$2,966	1,346	2,445	1,321	371	437	40,185	49,071
Special mention	15	13	22	1	3	9	1,055	1,118
Substandard	67	95	182	74	32	15	1,545	2,010
Doubtful	—	—	2	—	—	—	70	72
Total commercial and industrial loans	$3,048	1,454	2,651	1,396	406	461	42,855	52,271
Commercial mortgage owner-occupied loans:
Pass	$786	790	844	630	315	307	1,829	5,501
Special mention	8	9	23	7	—	3	31	81
Substandard	64	34	24	28	9	43	239	441
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$858	833	891	665	324	353	2,099	6,023
Commercial mortgage nonowner-occupied loans:
Pass	$710	751	769	170	263	408	2,698	5,769
Special mention	54	—	50	5	—	—	150	259
Substandard	38	27	9	—	—	2	119	195
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$802	778	828	175	263	410	2,967	6,223
Commercial construction loans:
Pass	$4	21	—	29	—	—	4,565	4,619
Special mention	—	—	—	—	—	—	756	756
Substandard	—	—	—	—	—	—	213	213
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$4	21	—	29	—	—	5,534	5,588
Commercial leases:
Pass	$1,532	335	281	311	137	517	—	3,113
Special mention	4	4	2	3	2	4	—	19
Substandard	—	11	12	4	3	26	—	56
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$1,536	350	295	318	142	547	—	3,188
Total commercial loans and leases:
Pass	$5,998	3,243	4,339	2,461	1,086	1,669	49,277	68,073
Special mention	81	26	97	16	5	16	1,992	2,233
Substandard	169	167	227	106	44	86	2,116	2,915
Doubtful	—	—	2	—	—	—	70	72
Total commercial loans and leases	$6,248	3,436	4,665	2,583	1,135	1,771	53,455	73,293

The following tables summarize the Bancorp’s gross charge-offs within the commercial portfolio segment, by class and vintage during the years ended December 31:

2025 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2025	2024	2023	2022	2021	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$2	9	25	6	4	2	431	479
Commercial mortgage owner-occupied loans	—	—	—	—	3	11	2	16
Commercial mortgage nonowner-occupied loans	—	—	—	—	—	—	6	6
Commercial construction loans	—	—	—	—	—	—	—	—
Commercial leases	—	—	1	1	—	4	—	6
Total commercial loans and leases	$2	9	26	7	7	17	439	507
134 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2024	2023	2022	2021	2020	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$1	6	17	1	1	—	238	264
Commercial mortgage owner-occupied loans	—	1	—	—	—	—	—	1
Commercial mortgage nonowner-occupied loans	—	—	—	—	—	—	—	—
Commercial construction loans	—	—	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	2	—	2
Total commercial loans and leases	$1	7	17	1	1	2	238	267

2023 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2023	2022	2021	2020	2019	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$25	7	12	1	—	11	112	168
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	1	1
Commercial mortgage nonowner-occupied loans	—	—	—	—	—	—	—	—
Commercial construction loans	—	—	—	—	—	—	1	1
Commercial leases	—	—	—	—	—	—	—	—
Total commercial loans and leases	$25	7	12	1	—	11	114	170

Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2025 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$52,481	173	95	268	52,749	2
Commercial mortgage owner-occupied loans	6,127	3	12	15	6,142	—
Commercial mortgage nonowner-occupied loans	6,083	1	2	3	6,086	—
Commercial construction loans	5,315	—	1	1	5,316	1
Commercial leases	3,258	11	—	11	3,269	—
Total portfolio commercial loans and leases	$73,264	188	110	298	73,562	3
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2024 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$52,098	90	83	173	52,271	5
Commercial mortgage owner-occupied loans	5,980	40	3	43	6,023	—
Commercial mortgage nonowner-occupied loans	6,215	6	2	8	6,223	—
Commercial construction loans	5,587	1	—	1	5,588	—
Commercial leases	3,167	18	3	21	3,188	1
Total portfolio commercial loans and leases	$73,047	155	91	246	73,293	6
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

For collectively evaluated loans in the consumer and residential mortgage portfolio segments, the Bancorp’s expected credit loss models primarily utilize the borrower’s FICO score and delinquency history in combination with macroeconomic conditions when estimating the
135 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
probability of default. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. The expected balance at the estimated date of default is also especially impactful in the expected credit loss models for portfolio classes which generally have longer terms (such as residential mortgage loans and home equity) and portfolio classes containing a high concentration of loans with revolving privileges (such as home equity). The estimate of the expected balance at the time of default considers expected prepayment and utilization rates where applicable, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. Refer to Note 1 for additional information about the Bancorp’s processes for developing these models and estimating credit losses for periods beyond the reasonable and supportable forecast period.

The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both delinquency and performing versus nonperforming status:
136 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2025	2024	2023	2022	2021	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$1,871	2,047	897	2,649	4,095	5,800	—	—	17,359
30-89 days past due	—	4	2	3	8	15	—	—	32
90 days or more past due	—	2	1	—	3	4	—	—	10
Nonperforming	—	3	7	14	17	104	—	—	145
Total residential mortgage loans(b)	$1,871	2,056	907	2,666	4,123	5,923	—	—	17,546
Home equity:
Performing:
Current	$194	137	50	27	1	76	4,182	83	4,750
30-89 days past due	—	—	—	—	—	1	23	1	25
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	1	—	—	5	61	4	71
Total home equity	$194	137	51	27	1	82	4,266	88	4,846
Indirect secured consumer loans:
Performing:
Current	$7,854	4,387	1,881	2,004	1,213	435	—	—	17,774
30-89 days past due	23	26	24	31	17	8	—	—	129
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	4	10	12	19	11	5	—	—	61
Total indirect secured consumer loans	$7,881	4,423	1,917	2,054	1,241	448	—	—	17,964
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,683	—	1,683
30-89 days past due	—	—	—	—	—	—	18	—	18
90 days or more past due	—	—	—	—	—	—	17	—	17
Nonperforming	—	—	—	—	—	—	29	—	29
Total credit card	$—	—	—	—	—	—	1,747	—	1,747
Solar energy installation loans:
Performing:
Current	$814	724	1,914	1,030	1	29	—	—	4,512
30-89 days past due	1	4	14	7	—	—	—	—	26
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	1	2	11	7	—	1	—	—	22
Total solar energy installation loans	$816	730	1,939	1,044	1	30	—	—	4,560
Other consumer loans:
Performing:
Current	$248	104	245	377	139	204	957	22	2,296
30-89 days past due	1	1	3	5	2	2	1	1	16
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	2	3	—	—	2	1	8
Total other consumer loans	$249	105	250	385	141	206	960	24	2,320
Total residential mortgage and consumer loans:
Performing:
Current	$10,981	7,399	4,987	6,087	5,449	6,544	6,822	105	48,374
30-89 days past due	25	35	43	46	27	26	42	2	246
90 days or more past due	—	2	1	—	3	4	17	—	27
Nonperforming	5	15	33	43	28	115	92	5	336
Total residential mortgage and consumer loans(b)	$11,011	7,451	5,064	6,176	5,507	6,689	6,973	112	48,983
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2025, $83 of these loans were 30-89 days past due and $195 were 90 days or more past due. The Bancorp recognized $1 of losses during the year ended December 31, 2025 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $106 of residential mortgage loans measured at fair value at December 31, 2025, including $2 of 30-89 days past due loans and $4 of nonperforming loans.
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

138 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the Bancorp’s gross charge-offs within the residential mortgage and consumer portfolio segments, by class and vintage during the years ended December 31:

2025 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2025	2024	2023	2022	2021	Prior			Total
Residential mortgage loans	$—	—	—	—	—	1	—	—	1
Consumer loans:
Home equity	—	—	—	—	—	—	7	—	7
Indirect secured consumer loans	10	28	38	43	16	9	—	—	144
Credit card	—	—	—	—	—	—	83	—	83
Solar energy installation loans	1	12	48	24	—	1	—	—	86
Other consumer loans	1	4	15	22	7	10	36	2	97
Total residential mortgage and consumer loans	$12	44	101	89	23	21	126	2	418

2024 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2024	2023	2022	2021	2020	Prior			Total
Residential mortgage loans	$—	—	—	—	—	2	—	—	2
Consumer loans:
Home equity	—	—	—	—	—	1	5	—	6
Indirect secured consumer loans	7	35	53	25	9	10	—	—	139
Credit card	—	—	—	—	—	—	87	—	87
Solar energy installation loans	2	16	13	—	14	18	—	—	63
Other consumer loans	1	12	24	12	20	16	34	3	122
Total residential mortgage and consumer loans	$10	63	90	37	43	47	126	3	419

2023 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Residential mortgage loans	$—	—	—	—	—	4	—	—	4
Consumer loans:
Home equity	—	—	—	—	—	1	7	—	8
Indirect secured consumer loans	9	42	27	14	10	8	—	—	110
Credit card	—	—	—	—	—	—	82	—	82
Solar energy installation loans	8	16	1	—	—	2	—	—	27
Other consumer loans	7	37	14	12	7	8	34	2	121
Total residential mortgage and consumer loans	$24	95	42	26	17	23	123	2	352

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

139 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	December 31, 2025	December 31, 2024
Commercial loans and leases:
Commercial and industrial loans	$322	325
Commercial mortgage owner-occupied loans	19	63
Commercial mortgage nonowner-occupied loans	5	4
Commercial construction loans	—	1
Commercial leases	—	2
Total commercial loans and leases	$346	395
Residential mortgage loans	143	131
Consumer loans:
Home equity	70	66
Indirect secured consumer loans	35	30
Total consumer loans	$105	96
Total portfolio loans and leases	$594	622

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property, as of:

	December 31, 2025			December 31, 2024
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$350	43	393	265	109	374
Commercial mortgage owner-occupied loans	16	13	29	52	23	75
Commercial mortgage nonowner-occupied loans	5	—	5	—	4	4
Commercial construction loans	—	—	—	—	1	1
Commercial leases	—	—	—	2	—	2
Total nonaccrual portfolio commercial loans and leases	$371	56	427	319	137	456
Residential mortgage loans	69	80	149	57	80	137
Consumer loans:
Home equity	23	48	71	21	49	70
Indirect secured consumer loans	52	9	61	48	7	55
Credit card	29	—	29	32	—	32
Solar energy installation loans	22	—	22	64	—	64
Other consumer loans	8	—	8	9	—	9
Total nonaccrual portfolio consumer loans	$134	57	191	174	56	230
Total nonaccrual portfolio loans and leases(a)(b)	$574	193	767	550	273	823
OREO and other repossessed property	—	30	30	—	30	30
Total nonperforming portfolio assets(a)(b)	$574	223	797	550	303	853
(a)Excludes $70 and $7 of nonaccrual loans held for sale as of December 31, 2025 and 2024, respectively.
(b)Includes $21 and $18 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of December 31, 2025 and 2024, respectively.

The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the years ended December 31, 2025 and 2024.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $110 million and $94 million as of December 31, 2025 and 2024, respectively.
140 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Portfolio loans with an amortized cost basis of $717 million and $552 million were modified during the years ended December 31, 2025 and 2024, respectively, for borrowers experiencing financial difficulty, as further discussed in the following sections. These modifications for the years ended December 31, 2025 and 2024 represented 0.58% and 0.46%, respectively, of total portfolio loans and leases as of December 31, 2025 and 2024, respectively. These amounts excluded $51 million and $52 million for the years ended December 31, 2025 and 2024, respectively, of consumer and residential mortgage loans which have been granted a concession under provisions of the Federal Bankruptcy Act and are monitored separately from loans modified under the Bancorp’s loan modification programs. As of December 31, 2025 and 2024, the Bancorp had commitments of $69 million and $88 million, respectively, to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the years ended December 31, 2025 and 2024, respectively.

Commercial portfolio segment
Commercial loan modifications are individually negotiated and may vary depending on the borrower’s financial situation, but the Bancorp most commonly utilizes term extensions for periods of three to twelve months. The Bancorp may also consider offering commercial borrowers interest rate reductions or payment delays, which may be combined with a term extension.

The following tables present the amortized cost basis as of December 31, 2025 and 2024 of the Bancorp’s commercial portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification, during the years ended:

December 31, 2025 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$267	2	61	1	331	0.63
Commercial mortgage owner-occupied loans	84	—	1	—	85	1.38
Commercial mortgage nonowner-occupied loans	82	—	—	3	85	1.40
Commercial construction loans	45	44	—	—	89	1.67
Total commercial portfolio loans	$478	46	62	4	590	0.84

December 31, 2024 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$155	19	57	1	232	0.44
Commercial mortgage owner-occupied loans	46	14	1	—	61	1.01
Commercial mortgage nonowner-occupied loans	72	—	—	—	72	1.16
Commercial construction loans	58	—	—	1	59	1.06
Total commercial portfolio loans	$331	33	58	2	424	0.60

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

141 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis as of December 31, 2025 and 2024 of the Bancorp’s residential mortgage portfolio loans that were modified for borrowers experiencing financial difficulty, by type of modification, during the years ended:

	December 31, 2025		December 31, 2024
($ in millions)	Total	% of Total Class	Total	% of Total Class
Payment delay	$2	0.01	$5	0.03
Term extension and payment delay	69	0.39	72	0.41
Term extension, interest rate reduction and payment delay	18	0.10	12	0.07
Total residential mortgage portfolio loans	$89	0.50	$89	0.51

The Bancorp had $22 million and $5 million of trial modifications to residential mortgage loans outstanding as of December 31, 2025 and 2024, respectively, which are excluded from the completed modification activity in the table above. These trial modifications will be reported as completed modifications once the borrower satisfies the applicable contingencies in the modification agreement and the loan is contractually modified to make the modified terms permanent.

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

The following tables present the amortized cost basis as of December 31, 2025 and 2024 of the Bancorp’s consumer portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification, during the years ended:

December 31, 2025 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$2	—	1	12	15	0.31
Credit card	17	—	—	—	17	0.97
Solar energy installation loans	—	2	—	—	2	0.04
Other consumer loans	—	4	—	—	4	0.17
Total consumer portfolio loans	$19	6	1	12	38	0.12

December 31, 2024 ($ in millions)	Interest Rate Reduction	Payment Delay	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total	% of Total Class
Home equity	$4	—	2	9	15	0.36
Credit card	20	—	—	—	20	1.15
Solar energy installation loans	—	1	—	—	1	0.02
Other consumer loans	—	3	—	—	3	0.12
Total consumer portfolio loans	$24	4	2	9	39	0.13

142 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial effects of loan modifications
The following table presents the financial effects of the Bancorp’s significant types of portfolio loan modifications to borrowers experiencing financial difficulty, by portfolio class for the years ended December 31:

	Financial Effects	2025	2024
Commercial loans:
Commercial and industrial loans	Weighted-average length of term extensions	9 months	9 months
	Weighted-average length of payment delay	19 months	15 months
Commercial mortgage owner- occupied loans	Weighted-average length of term extensions	7 months	10 months
	Weighted-average length of payment delay	6 months	15 months
Commercial mortgage nonowner- occupied loans	Weighted-average length of term extensions	37 months	20 months
Commercial construction loans	Weighted-average length of term extensions	23 months	12 months
	Weighted-average length of payment delay	6 months	N/A
Residential mortgage loans	Weighted-average length of term extensions	9.8 years	10.4 years
	Weighted-average interest rate reduction	From 7.3% to 6.9%	From 7.5% to 6.8%
	Approximate amount of payment delays as a percentage of the related loan balances	11%	13%
Consumer loans:
Home equity	Weighted-average length of term extensions	21.3 years	22.8 years
	Weighted-average interest rate reduction	From 8.5% to 6.9%	From 9.2% to 7.2%
	Approximate amount of payment delays as a percentage of the related loan balances	6%	5%
Credit card	Weighted-average interest rate reduction	From 23.0% to 4.0%	From 23.9% to 4.1%

Credit quality of modified loans
The Bancorp closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following tables present the amortized cost basis as of December 31, 2025 and 2024 for the Bancorp’s portfolio loans that were modified during the years ended December 31, 2025 and 2024, respectively, for borrowers experiencing financial difficulty, by age and portfolio class:

December 31, 2025 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial loans:
Commercial and industrial loans	$263	1	67	331
Commercial mortgage owner-occupied loans	85	—	—	85
Commercial mortgage nonowner-occupied loans	85	—	—	85
Commercial construction loans	89	—	—	89
Residential mortgage loans	53	20	16	89
Consumer loans:
Home equity	13	2	—	15
Credit card(a)	13	2	2	17
Solar energy installation loans	2	—	—	2
Other consumer loans	4	—	—	4
Total portfolio loans	$607	25	85	717
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

The Bancorp considers modifications to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms as subsequently defaulted. The following tables present the amortized cost basis as of December 31, 2025 and 2024 of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the years ended December 31, 2025 and 2024, respectively, and were within twelve months of the modification date:

December 31, 2025 ($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$4	1	27	—	1	—	33
Residential mortgage loans	—	—	—	—	30	11	41
Consumer loans:
Home equity	—	1	—	—	—	1	2
Credit card	—	7	—	—	—	—	7
Total portfolio loans	$4	9	27	—	31	12	83

December 31, 2024 ($ in millions)	Term Extension	Interest Rate Reduction	Payment Delay	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Term Extension, Interest Rate Reduction and Payment Delay	Total
Commercial loans:
Commercial and industrial loans	$14	—	13	1	8	—	36
Residential mortgage loans	—	—	3	—	29	6	38
Consumer loans:
Home equity	—	1	—	—	1	1	3
Credit card	—	9	—	—	—	—	9
Total portfolio loans	$14	10	16	1	38	7	86
144 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of December 31:

($ in millions)	Estimated Useful Life			2025	2024
Equipment	1	-	20 years	$3,048	2,769
Buildings	1	-	30 years	1,834	1,784
Leasehold improvements	1	-	30 years	921	760
Land and improvements				626	623
Construction in progress				237	199
Bank premises and equipment held for sale:(a)
Land and improvements				8	10
Buildings				1	4
Accumulated depreciation and amortization				(3,941)	(3,674)
Total bank premises and equipment				$2,734	2,475
(a)Included within the assets of General Corporate & Other in the Bancorp’s segment reporting.

Depreciation and amortization expense related to bank premises and equipment, including amortization of finance lease ROU assets, was $340 million, $306 million and $292 million for the years ended December 31, 2025, 2024 and 2023, respectively.

8. Operating Lease Equipment
Operating lease equipment was $374 million and $319 million at December 31, 2025 and 2024, respectively, net of accumulated depreciation of $244 million and $333 million at December 31, 2025 and 2024, respectively. The Bancorp recorded lease income of $80 million, $100 million and $135 million relating to lease payments for operating leases in commercial banking revenue in the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, respectively. Depreciation expense related to operating lease equipment is recorded in other noninterest expense in the Consolidated Statements of Income and was $65 million, $81 million and $110 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Bancorp received payments of $80 million, $101 million and $140 million related to operating leases during the years ended December 31, 2025, 2024 and 2023, respectively.

The following table presents future lease payments receivable from operating leases for 2026 through 2030 and thereafter:

As of December 31, 2025 ($ in millions)	Undiscounted Cash Flows
2026	$71
2027	55
2028	39
2029	31
2030	21
Thereafter	22
Total operating lease payments	$239
145 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Lease Obligations - Lessee
The Bancorp leases certain banking centers, ATM sites, land for owned buildings and equipment. The Bancorp’s lease agreements typically do not contain any residual value guarantees or any material restrictive covenants.

The following table provides a summary of lease assets and lease liabilities as of December 31:

($ in millions)	Consolidated Balance Sheets Caption	2025	2024
Assets
Operating lease ROU assets	Other assets	$629	526
Finance lease ROU assets	Bank premises and equipment	156	146
Total ROU assets(a)		$785	672
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$711	606
Finance lease liabilities	Long-term debt	174	161
Total lease liabilities		$885	767
(a)Operating and finance lease ROU assets are recorded net of accumulated amortization of $378 and $75, respectively, as of December 31, 2025, and $328 and $54, respectively, as of December 31, 2024.

The following table presents the components of lease costs for the years ended December 31:

($ in millions)	Consolidated Statements of Income Caption	2025	2024	2023
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$22	21	19
Interest on lease liabilities	Interest on long-term debt	6	6	5
Total finance lease costs		$28	27	24
Operating lease cost	Net occupancy expense	$99	89	87
Short-term lease cost	Net occupancy expense	1	1	2
Variable lease cost	Net occupancy expense	26	30	29
Sublease income	Net occupancy expense	(3)	(3)	(2)
Total operating lease costs		$123	117	116
Total lease costs		$151	144	140

The following table presents undiscounted cash flows for both operating leases and finance leases for 2026 through 2030 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities:

As of December 31, 2025 ($ in millions)	Operating Leases	Finance Leases	Total
2026	$101	28	129
2027	95	28	123
2028	87	28	115
2029	78	17	95
2030	69	11	80
Thereafter	546	101	647
Total undiscounted cash flows	$976	213	1,189
Less: Difference between undiscounted cash flows and discounted cash flows	265	39	304
Present value of lease liabilities	$711	174	885

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of December 31:

	2025	2024
Weighted-average remaining lease term (years):
Operating leases	12.84	11.57
Finance leases	11.25	12.66
Weighted-average discount rate:
Operating leases	4.45%	4.08
Finance leases	3.78	3.80

146 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information related to lease transactions for the years ended December 31:

($ in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$97	95	91
Operating cash flows from finance leases	6	6	5
Financing cash flows from finance leases	19	18	16

Gains on sale-leaseback transactions	—	—	2
(a)The cash flows related to short-term and variable lease payments are not included in the amounts presented as they were not included in the measurement of lease liabilities.

10. Goodwill
Business combinations entered into by the Bancorp typically result in the recognition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. During the first quarter of 2025, the Bancorp realigned its reporting structure and moved certain business banking customer relationships and relationship management personnel to the Consumer and Small Business Banking segment from the Commercial Banking segment, which are also reporting units. In conjunction with this realignment, the Bancorp reallocated a portion of its goodwill from Commercial Banking to Consumer and Small Business Banking using a relative fair value approach for the portions of the business which were transferred between reporting units.

The Bancorp completed its annual goodwill impairment test as of October 1, 2025 by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Bancorp evaluated events and circumstances since the last impairment analysis, macroeconomic conditions, banking industry and market conditions and key financial metrics of the Bancorp as well as reporting unit and overall Bancorp financial performance. After assessing the totality of the events and circumstances, the Bancorp determined that it was not more likely than not that the fair values of the Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management reporting units were less than their respective carrying amounts and, therefore, the quantitative goodwill impairment test was deemed unnecessary.

Changes in the net carrying amount of goodwill, by reporting unit, for the years ended December 31, 2025 and 2024 were as follows:

($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$3,074	2,584	226	—	5,884
Accumulated impairment losses	(750)	(215)	—	—	(965)
Net carrying value as of December 31, 2023	2,324	2,369	226	—	4,919
Sale of business	—	—	(1)	—	(1)
Net carrying value as of December 31, 2024	2,324	2,369	225	—	4,918
Acquisition activity	29	—	—	—	29
Reallocation of goodwill	(73)	73	—	—	—
Net carrying value as of December 31, 2025	$2,280	2,442	225	—	4,947

147 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Intangible Assets
Intangible assets consist of core deposit intangibles, developed technology, customer relationships, and other intangible assets which include trade names, backlog, and non-compete agreements. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives and the amortization expense is typically recorded in other noninterest expense in the Consolidated Statements of Income.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2025
Core deposit intangibles	$206	(203)	3
Developed technology	114	(67)	47
Customer relationships	28	(12)	16
Other	13	(10)	3
Total intangible assets	$361	(292)	69
As of December 31, 2024
Core deposit intangibles	$206	(196)	10
Developed technology	106	(50)	56
Customer relationships	28	(9)	19
Other	13	(8)	5
Total intangible assets	$353	(263)	90

As of December 31, 2025, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $29 million, $35 million and $43 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of December 31, 2025. Future amortization expense may vary from these projections. Estimated amortization expense for 2026 through 2030 is as follows:

($ in millions)	Total
2026	$24
2027	16
2028	11
2029	8
2030	2

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to an automobile loan securitization and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities recorded on the Consolidated Balance Sheets for these consolidated VIEs as of:

($ in millions)	December 31, 2025	December 31, 2024
Assets:
Other short-term investments	$38	51
Indirect secured consumer loans	526	967
Solar energy installation loans	28	33
ALLL	(9)	(19)
Other assets	3	5
Total assets	$586	1,037
Liabilities:
Other liabilities	$11	12
Long-term debt	473	889
Total liabilities	$484	901

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

149 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

December 31, 2025 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,293	714	2,345
Private equity investments	330	—	640
Loans provided to VIEs	4,340	—	7,738
Lease pool entities	20	—	20
Solar loan securitizations	7	—	7

December 31, 2024 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,179	741	2,224
Private equity investments	268	—	487
Loans provided to VIEs	4,711	—	7,529
Lease pool entities	30	—	30
Solar loan securitizations	8	—	8

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

At December 31, 2025 and 2024, the Bancorp’s CDC investments included $2.1 billion and $2.0 billion, respectively, of tax credit program investments for which the Bancorp elected the proportional amortization method. The unfunded commitments related to these investments were $714 million and $741 million at December 31, 2025 and 2024, respectively. The unfunded commitments as of December 31, 2025 are expected to be funded from 2026 to 2042.

150 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the impacts to the Consolidated Statements of Income related to the Bancorp’s tax credit program investments for the years ended December 31:

($ in millions)	Consolidated Statements of Income Caption(a)	2025	2024	2023
Proportional amortization	Applicable income tax expense	$220	200	200
Tax credits and other benefits(b)(c)	Applicable income tax expense	(265)	(248)	(230)
Changes in carrying amounts of equity method investments(c)	Other noninterest expense	9	8	—
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during the years ended December 31, 2025, 2024 and 2023.
(b)The related cash flows are classified as operating activities in the Consolidated Statements of Cash Flows primarily in net change in other assets.
(c)Includes amounts for tax credit program investments which were accounted for under the equity method as they did not meet the qualification criteria for the proportional amortization method, effective with the adoption of ASU 2023-02.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investment funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, are presented in previous tables. Also, at December 31, 2025 and 2024, the Bancorp’s unfunded commitment amounts to the private equity funds were $310 million and $219 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $63 million and $49 million during the years ended December 31, 2025 and 2024, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of December 31, 2025 and 2024, the Bancorp’s unfunded commitments to these entities were $3.4 billion and $2.8 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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
152 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales
The Bancorp sold residential mortgage loans during the years ended December 31, 2025, 2024 and 2023. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Consolidated Statements of Income, for the years ended December 31 is as follows:

($ in millions)	2025	2024	2023
Residential mortgage loan sales(a)	$5,032	3,954	4,888

Origination fees and gains on loan sales	78	67	79
Gross mortgage servicing fees	292	309	319
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the years ended December 31:

($ in millions)	2025	2024
Balance, beginning of period	$1,704	1,737
Servicing rights originated	63	49
Servicing rights sold	—	(5)
Changes in fair value:
Due to changes in inputs or assumptions(a)	(12)	74
Other changes in fair value(b)	(157)	(151)
Balance, end of period	$1,598	1,704
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the value of the MSR portfolio which may include the use of investment securities or derivative instruments. Refer to Note 14 for additional information on derivative instruments used for this purpose.

The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the years ended December 31 were as follows:

	2025			2024
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted-Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	6.5	12.4%	556	6.6	12.7%	488

At December 31, 2025 and 2024, the Bancorp serviced $87.8 billion and $94.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the MSR portfolio was 3.86% and 3.79% at December 31, 2025 and 2024, respectively.

153 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2025, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption				OAS Assumption
				Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,595	7.9	7.2%	$(38)	(73)	(171)	441	$(33)	(65)
Adjustable-rate	3	4.5	19.5	—	(1)	(2)	719	—	(1)
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

As of December 31, 2025 and 2024, the balance of collateral held by the Bancorp for derivative assets was $576 million and $947 million, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $270 million and $403 million as of December 31, 2025 and 2024, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of
154 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $6 million and $4 million, respectively.

As of December 31, 2025 and 2024, the balance of collateral posted by the Bancorp, as either initial margin or due to changes in fair value of the related derivative contracts, was $868 million and $1.1 billion, respectively. Additionally, as of December 31, 2025 and 2024, $415 million and $1.2 billion, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of December 31, 2025 and 2024, the fair value of the additional collateral that could be required to be posted as a result of the credit risk-related contingent features being triggered was immaterial to the Bancorp’s Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Consolidated Financial Statements.

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

For more information on the Bancorp’s accounting for derivative financial instruments, refer to Note 1.

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of:

		Fair Value
December 31, 2025 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$4,205	1	—
Total fair value hedges		1	—
Cash flow hedges:
Interest rate swaps related to C&I loans	6,850	5	—
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	2	—
Total cash flow hedges		7	—
Total derivatives designated as qualifying hedging instruments		8	—
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	4,275	6	1
Forward contracts related to residential mortgage loans measured at fair value(a)	1,072	1	3
Swap associated with the sale of Visa, Inc. Class B Shares	2,678	—	124
Foreign exchange contracts	150	—	2
Other	82	—	—
Total free-standing derivatives - risk management and other business purposes		7	130
Free-standing derivatives - customer accommodation:
Interest rate contracts(b)	82,901	443	540
Interest rate lock commitments	317	5	—
Commodity contracts	16,945	746	738
TBA securities	31	—	—
Foreign exchange contracts	26,166	659	626
Total free-standing derivatives - customer accommodation		1,853	1,904
Total derivatives not designated as qualifying hedging instruments		1,860	2,034
Total		$1,868	2,034
(a)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments in addition to certain portfolio residential mortgage loans measured at fair value.
(b)Derivative assets and liabilities are presented net of variation margin of $120 and $29, respectively.

155 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value
December 31, 2024 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$4,955	1	12
Total fair value hedges		1	12
Cash flow hedges:
Interest rate swaps related to C&I loans	11,000	2	4
Interest rate swaps related to C&I loans - forward starting(a)	1,000	1	—
Interest rate swaps related to commercial mortgage and commercial construction loans - forward starting(a)	4,000	3	—
Total cash flow hedges		6	4
Total derivatives designated as qualifying hedging instruments		7	16
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	3,135	4	4
Forward contracts related to residential mortgage loans measured at fair value(b)	881	8	—
Swap associated with the sale of Visa, Inc. Class B Shares	2,465	—	170
Foreign exchange contracts	104	2	—
Interest rate contracts for collateral management	1,000	1	—
Other	670	—	—
Total free-standing derivatives - risk management and other business purposes		15	174
Free-standing derivatives - customer accommodation:
Interest rate contracts(c)	87,928	708	924
Interest rate lock commitments	264	2	—
Commodity contracts	16,889	575	564
TBA securities	44	—	—
Foreign exchange contracts	38,640	1,165	1,120
Total free-standing derivatives - customer accommodation		2,450	2,608
Total derivatives not designated as qualifying hedging instruments		2,465	2,782
Total		$2,472	2,798
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

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate or to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate. Decisions to enter into these interest rate swaps are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of December 31, 2025, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of December 31, 2025 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

The following table reflects the changes in fair value of interest rate contracts, designated as fair value hedges and the changes in fair value of the related hedged items attributable to the risk being hedged, as well as the line items in the Consolidated Statements of Income in which the corresponding gains or losses are recorded:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2025	2024	2023
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$113	(66)	29
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(113)	65	(26)

156 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of December 31:

($ in millions)	Consolidated Balance Sheets Caption	2025	2024
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$4,204	4,838
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	10	(103)
Available-for-sale debt and other securities:
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(7)	(9)

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of December 31, 2025, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of December 31, 2025, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 73 months.

Reclassified gains and losses on interest rate contracts related to commercial loans are recorded within interest income in the Consolidated Statements of Income. As of December 31, 2025 and 2024, respectively, $275 million and $654 million of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Consolidated Balance Sheets. As of December 31, 2025, $54 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge designations or the addition of other hedges subsequent to December 31, 2025.

During both the years ended December 31, 2025 and 2024, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Income and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

For the years ended December 31 ($ in millions)	2025	2024	2023
Amount of pre-tax net gains (losses) recognized in OCI	$317	(724)	(171)
Amount of pre-tax net losses reclassified from OCI into net income	(181)	(351)	(334)

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

157 Fifth Third Bancorp

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

The net (losses) gains recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2025	2024	2023
Interest rate contracts:
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	$26	(88)	(43)
Forward contracts related to residential mortgage loans measured at fair value	Mortgage banking net revenue	(22)	13	(7)
Interest-only strips	Other noninterest income	—	(1)	(3)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(4)	14	(3)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(45)	(138)	(94)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp typically only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The total notional amount of the risk participation agreements was $3.2 billion as of both December 31, 2025 and 2024, and the fair value was a liability of $4 million and $5 million as of December 31, 2025 and 2024, respectively, which is included in other liabilities in the Consolidated Balance Sheets. As of December 31, 2025, the risk participation agreements had a weighted-average remaining life of 2.0 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2025	2024
Pass	$3,108	3,138
Special mention	—	9
Substandard	63	100
Total	$3,171	3,247

158 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2025	2024	2023
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Capital markets fees	$31	29	35
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(3)	4	(2)
Interest rate lock commitments	Mortgage banking net revenue	62	41	52
Commodity contracts:
Commodity contracts for customers (contract revenue)	Capital markets fees	17	18	36
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	1	—
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Capital markets fees	75	74	89
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	(31)	6	(14)
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	—	4

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

The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of December 31, 2025
Derivative assets	$1,863	(959)	(261)	643
Derivative liabilities	2,034	(959)	(142)	933
As of December 31, 2024
Derivative assets	$2,470	(1,378)	(573)	519
Derivative liabilities	2,798	(1,378)	(193)	1,227
(a)Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Consolidated Balance Sheets were excluded from this table.

159 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Other Assets
The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2025	2024
Partnership investments	$2,743	2,520
Accounts receivable and drafts-in-process	2,496	2,381
Bank owned life insurance	2,171	2,135
Derivative instruments	1,868	2,472
Deferred tax assets	865	1,429
Accrued interest and fees receivable	742	796
Operating lease right-of-use assets	629	526
Prepaid expenses	166	142
Income tax receivable	163	174
OREO and other repossessed property	31	32
Other	237	250
Total other assets	$12,111	12,857
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

The following table summarizes short-term borrowings and weighted-average rates:

	2025		2024
($ in millions)	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased	$226	3.61%	$204	4.30%
Other short-term borrowings	700	2.87	4,450	4.39
Average for the years ended December 31:
Federal funds purchased	$200	4.26%	$207	5.21%
Other short-term borrowings	4,730	4.35	3,024	5.18
Maximum month-end balance for the years ended December 31:
Federal funds purchased	$227		$247
Other short-term borrowings	6,310		5,070

The following table presents a summary of the Bancorp’s other short-term borrowings as of December 31:

($ in millions)	2025	2024
FHLB advances	$300	4,100
Securities sold under repurchase agreements	311	273
Derivative collateral	19	19
Other borrowed money	70	58
Total other short-term borrowings	$700	4,450

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and may be collateralized by securities included in available-for-sale debt and other securities or held-to-maturity securities in the Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both December 31, 2025 and 2024, all securities sold under repurchase agreements were secured by agency mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

At both December 31, 2025 and 2024, the Bancorp’s other borrowed money primarily included obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp is required to recognize both the loan and the repurchase liability, regardless of the intent to repurchase the loans.
160 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Long-Term Debt
The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2025	2024
Parent Company
Senior:
Fixed-rate notes	2025	2.375%	$—	750
Fixed-rate notes	2027	2.55%	749	748
Fixed-rate/floating-rate notes(c)	2027	1.707%	489	472
Fixed-rate notes	2028	3.95%	649	648
Fixed-rate/floating-rate notes(c)	2028	4.055%	396	387
Fixed-rate/floating-rate notes(c)	2028	6.361%	1,012	999
Fixed-rate/floating-rate notes(c)	2029	6.339%	1,247	1,246
Fixed-rate/floating-rate notes(c)	2030	4.772%	971	933
Fixed-rate/floating-rate notes(c)	2030	4.895%	747	747
Fixed-rate/floating-rate notes(c)	2032	5.631%	996	996
Fixed-rate/floating-rate notes(c)	2033	4.337%	567	544
Subordinated:(a)
Fixed-rate notes	2038	8.25%	1,063	1,051
Subsidiaries
Senior:
Fixed-rate notes	2025	3.95%	—	747
Fixed-rate notes	2027	2.25%	600	599
Fixed-rate/floating-rate notes(c)	2028	4.967%	699	—
Floating-rate notes(a)(b)	2028	4.753%	299	—
Subordinated:(a)
Fixed-rate notes	2026	3.85%	750	750
Junior subordinated:
Floating-rate debentures(a)(b)	2035	5.40%	-	5.67%	55	54
FHLB advances(d)	2026	-	2047	4.91%	1,505	1,508
Notes associated with consolidated VIEs:
Automobile loan securitization	2028	-	2031	5.52%	-	5.53%	425	816
Solar loan securitization, fixed-rate notes	2038	4.05%	-	7.00%	25	30
Other	2026	-	2052	Varies	345	312
Total	$13,589	14,337
(a)In aggregate, $1.1 billion and $1.3 billion qualifies as Tier 2 capital for regulatory capital purposes for the years ended December 31, 2025 and 2024, respectively.
(b)These rates reflect the floating rates as of December 31, 2025.
(c)This rate reflects the fixed rate in effect as of December 31, 2025.
(d)This rate reflects the weighted-average rate as of December 31, 2025.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the previous table. The aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2025 are presented in the following table:

($ in millions)	Parent Company	Subsidiaries	Total
2026	$—	2,261	2,261
2027	1,238	611	1,849
2028	2,057	1,364	3,421
2029	1,247	68	1,315
2030	1,718	68	1,786
Thereafter	2,626	331	2,957
Total	$8,886	4,703	13,589

At December 31, 2025, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $13.6 billion, net discounts of $11 million, debt issuance costs of $25 million and additions for mark-to-market adjustments on its hedged debt of $10 million. At December 31, 2024, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $14.5 billion, net discounts of $13 million, debt issuance costs of $31 million and reductions for mark-to-market adjustments on its hedged debt of $103 million. The Bancorp was in compliance with all debt covenants at December 31, 2025 and 2024.

161 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On November 1, 2021, the Bancorp issued and sold $500 million of fixed-rate/floating-rate senior notes which will mature on November 1, 2027. The senior notes bear a fixed rate of interest of 1.707% per annum to, but excluding, November 1, 2026. From, and including, November 1, 2026 until, but excluding, November 1, 2027, the senior notes will have an interest rate of compounded SOFR plus 0.685%. The Bancorp entered into an interest rate swap designated as a fair value hedge to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 69 bps, and the Bancorp paid a rate of 4.68% at December 31, 2025. The notes will be redeemable in whole, but not in part, by the Bancorp on November 1, 2026, the date that is one year prior to the maturity date, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. In addition, the notes will be redeemable, in whole or in part, by the Bancorp on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.

On April 25, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes. $400 million of the notes will bear interest at a rate of 4.055% per annum to, but excluding, April 25, 2027, followed by an interest rate of compounded SOFR plus 1.355% until maturity on April 25, 2028. The remaining $600 million of the notes will bear interest at a rate of 4.337% per annum to, but excluding, April 25, 2032, followed by an interest rate of compounded SOFR plus 1.660% until maturity on April 25, 2033. The Bancorp entered into interest rate swaps designated as fair value hedges to convert the fixed-rate periods of the notes to a floating rate of compounded SOFR plus 1.357% and a floating rate of compounded SOFR plus 1.666% for the notes due April 25, 2028 and the notes due April 25, 2033, respectively. The Bancorp paid rates on these swaps of 5.21% and 5.52%, respectively, at December 31, 2025. Each tranche of notes is redeemable in whole at par plus accrued and unpaid interest one year prior to its maturity date, or may be wholly or partially redeemed 30 days or 90 days prior to maturity for the 2028 notes and the 2033 notes, respectively.

On July 28, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes which will mature on July 28, 2030. The senior notes bear interest at a rate of 4.772% per annum to, but excluding, July 28, 2029. From, and including July 28, 2029 until, but excluding July 28, 2030, the senior notes will bear interest at a rate of compounded SOFR plus 2.127%. The Bancorp entered into interest rate swaps designated as fair value hedges to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 2.132%, and the Bancorp paid a rate of 5.95% at December 31, 2025. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed 60 days prior to maturity.

On October 27, 2022, the Bancorp issued and sold $1 billion of fixed-rate/floating-rate senior notes which will mature on October 27, 2028. The senior notes will bear interest at a rate of 6.361% per annum to, but excluding, October 27, 2027. From, and including October 27, 2027 until, but excluding October 27, 2028, the senior notes will bear interest at a rate of compounded SOFR plus 2.192%. The Bancorp entered into an interest rate swap designated as a fair value hedge to convert the fixed-rate period of the notes to a floating rate of compounded SOFR plus 2.193%, and the Bancorp paid a rate of 6.02% at December 31, 2025. The senior notes are redeemable in whole at par plus accrued and unpaid interest one year prior to their maturity date, or may be wholly or partially redeemed on or after 30 days prior to maturity. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to October 27, 2027, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, or (b) the discounted present value of the remaining scheduled payments of principal and interest that would be due if the senior notes being redeemed matured on October 27, 2027.

162 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Subordinated debt
The Bancorp has entered into interest rate swaps to convert part of its subordinated fixed-rate notes due in 2038 to a floating rate. Of the $1.0 billion in 8.25% subordinated fixed-rate notes due in 2038, the Bancorp entered into an interest rate swap designated as a fair value hedge to convert $705 million of the notes to a floating rate of compounded SOFR plus 3.31%, and the Bancorp paid a rate of 7.49% on the hedged portion of these notes at December 31, 2025.

Subsidiary Long-Term Borrowings
Senior and subordinated debt
Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s banking subsidiary. Under the Bancorp’s banking subsidiary’s global bank note program, the Bank’s capacity to issue its senior and subordinated unsecured bank notes is $25.0 billion. As of December 31, 2025, $20.2 billion was available for future issuance under the global bank note program.

On March 15, 2016, the Bank issued and sold, under its bank notes program, $750 million of 3.85% subordinated fixed-rate notes due on March 15, 2026. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date. The notes were outstanding at December 31, 2025 and subsequently redeemed on February 13, 2026.
On January 31, 2020, the Bank issued and sold, under its bank notes program, $600 million of 2.25% senior fixed-rate notes due on February 1, 2027. The notes will be redeemable at the Bank’s option, in whole or in part, at any time or from time to time, on or after July 31, 2020, and prior to January 4, 2027, at a redemption price, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, equal to the greater of: (a) 100% of the aggregate principal amount of the notes being redeemed on that redemption date; and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed that would be due if the notes to be redeemed matured on January 4, 2027. Additionally, the notes will also be redeemable by the Bank, in whole or in part, on or after January 4, 2027, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

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
163 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Junior subordinated debt
The junior subordinated floating-rate debentures due in 2035 were assumed by the Bancorp’s direct nonbank subsidiary holding company as part of the acquisition of First Charter in June 2008. The obligation was issued to First Charter Capital Trust I and II. The floating-rate capital securities of First Charter Capital Trust I and II pay a floating rate at three-month CME Term SOFR plus 1.69% and 1.42%, respectively, plus the tenor spread adjustment of 0.26161%. The Bancorp’s nonbank subsidiary holding company has fully and unconditionally guaranteed all obligations under the acquired trust preferred securities issued by First Charter Capital Trust I and II.

FHLB advances
At December 31, 2025, FHLB advances have a weighted-average rate of 4.91%, with interest payable monthly. The Bancorp has pledged $35.2 billion of loans and securities to secure its borrowing capacity at the FHLB which is partially utilized to fund $1.5 billion in FHLB advances that are outstanding. The FHLB advances mature as follows: $1.5 billion in 2026 and $5 million after 2030.

Notes associated with consolidated VIEs
As discussed in Note 12, the Bancorp was determined to be the primary beneficiary of various VIEs associated with certain automobile and solar loan securitizations. Third-party holders of this debt do not have recourse to the general assets of the Bancorp. Approximately $450 million of outstanding notes related to these VIEs were included in long-term debt in the Consolidated Balance Sheets as of December 31, 2025. The notes mature as follows: $327 million in 2028 and $123 million after 2030.
164 Fifth Third Bancorp

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of December 31:

($ in millions)	2025	2024
Commitments to extend credit	$84,405	80,680
Letters of credit	2,095	1,952
Forward contracts related to residential mortgage loans measured at fair value	1,072	881
Capital commitments for private equity investments	310	219
Capital expenditures	147	80
Purchase obligations	—	27

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2025 and 2024, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $157 million and $134 million, respectively, included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2025	2024
Pass	$82,536	78,734
Special mention	834	850
Substandard	991	1,095
Doubtful	44	1
Total commitments to extend credit	$84,405	80,680

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of December 31, 2025:

($ in millions)
Less than 1 year(a)	$1,122
1 - 5 years(a)	973
Total letters of credit	$2,095
(a)Includes $1 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both December 31, 2025 and 2024 and are considered guarantees in accordance with U.S. GAAP. Approximately 77% and 76% of the total standby letters of credit were collateralized as of December 31, 2025 and 2024, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $9 million and $12 million at December 31, 2025 and 2024, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

165 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2025	2024
Pass	$1,923	1,779
Special mention	55	60
Substandard	113	110
Doubtful	4	3
Total letters of credit	$2,095	1,952

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

As of December 31, 2025 and 2024, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $4 million and $5 million, respectively, included in other liabilities in the Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of December 31, 2025 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $8 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

During both the years ended December 31, 2025 and 2024, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $18 million and $20 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the years ended December 31, 2025 and 2024 were $36 million and $44 million, respectively. Total outstanding repurchase demand inventory was $5 million and $7 million at December 31, 2025 and 2024, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $13 million and $16 million at December 31, 2025 and 2024, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

166 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both December 31, 2025 and 2024.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through December 31, 2025, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $124 million and $170 million at December 31, 2025 and 2024, respectively. Refer to Note 14 and Note 28 for further information.

167 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
After the Bancorp’s sale of the Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12
Q4 2021	250	11
Q2 2022	600	25
Q4 2022	350	15
Q2 2023	500	21
Q3 2023	150	6
Q3 2024	1,500	65
Q1 2025	375	15
Q3 2025	500	21
Q4 2025	500	(a)
(a)The Bancorp made a cash payment of $21 million to the swap counterparty on January 8, 2026 as a result of the Visa escrow funding in the fourth quarter of 2025.
168 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Legal and Regulatory Proceedings

Litigation
Visa/MasterCard Merchant Interchange Litigation
In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 18 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York, and the Bancorp may have obligations in these matters pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On September 17, 2018, the defendants in the consolidated class action signed a settlement agreement resolving the claims seeking monetary damages by the proposed plaintiffs’ class (the “Plaintiff Damages Class”). The settlement agreement provided for a total payment by all defendants of approximately $6.24 billion. On December 13, 2019, the Court entered an order granting final approval for the settlement, and on March 15, 2023, the Second Circuit affirmed that order. The settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who have opted out of the proposed class settlement and are pursuing, or may in the future decide to pursue, private lawsuits. Several of the remaining opt-out cases have now been set for a trial scheduled to commence on April 20, 2026 in the matter of Target Corp. et al. v. Visa Inc. et al., Case No. 13 Civ. 3477 (AKH) (S.D.N.Y.). On September 27, 2021, the Court overseeing the class litigation entered an order certifying a class of merchants pursuing claims for injunctive relief. In June 2024, the Court denied preliminary approval of a proposed settlement of the injunctive relief claims. On November 10, 2025, defendants submitted to the Court a revised proposed settlement of the claims for injunctive relief. The ultimate outcome in this matter, including the timing of resolution, remains uncertain. Refer to Note 18 for further information.

Klopfenstein v. Fifth Third Bank
On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. In 2013, four similar putative class action lawsuits were filed against Fifth Third Bank in federal courts throughout the country. Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorneys’ fees, and pre- and post-judgment interest. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $440 million, plus prejudgment interest. On March 26, 2021, the trial court granted plaintiffs’ motion for class certification. On March 29, 2023, the trial court issued an order granting summary judgment on plaintiffs’ TILA claim, with statutory damages capped at $2 million plus costs and attorney fees. Plaintiffs’ claim for breach of contract proceeded to trial and on April 27, 2023 the jury returned a verdict in favor of the Bank, finding a breach of contract, but that the voluntary payment doctrine is a complete defense to the breach of contract claim. On September 30, 2024, the trial court issued a decision denying post-trial motions related to the jury verdict. On October 30, 2024, plaintiffs filed a notice of appeal, and on November 7, 2024, Fifth Third filed a notice of cross appeal.

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

Other litigation
The Bancorp and its subsidiaries are not parties to any other material litigation at this time. However, there are other litigation matters that arise in the normal course of business, which include, or may include, claims related to product features, pricing and other lending practices. For example, Fifth Third Bank, National Association is a defendant in a number of civil lawsuits related to consumer solar lending practices and solar installer sales practices issues. These include a Multidistrict Litigation (“MDL”) consolidated by the Judicial Panel on Multidistrict
169 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Litigation on October 3, 2024 in the U.S. District Court for the District of Minnesota (MDL No. 3128). While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes that the resulting liability, if any, from these other actions would not have a material effect upon the Bancorp’s consolidated financial position, results of operations or cash flows. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to the Bancorp’s consolidated financial position, results of operations or cash flows.

Governmental Investigations and Proceedings
The Bancorp and/or its affiliates are or may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, including but not limited to the FRB, OCC, CFPB, FDIC, SEC, FINRA, U.S. Department of Justice, etc., as well as state and other governmental authorities and self-regulatory bodies regarding their respective businesses. For example, Fifth Third has been cooperating with investigations by a number of state attorneys general regarding consumer solar lending and solar installer sales practices. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences or reputational harm to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement. Additionally, in some cases, regulatory authorities may take supervisory actions that are considered to be confidential supervisory information which may not be publicly disclosed.

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $76 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

170 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. Related Party Transactions
The Bancorp maintains written policies and procedures covering related party transactions with principal shareholders, directors and executives of the Bancorp. These policies and procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to approving a loan to a related party, Compliance Risk Management must review and determine whether the transaction requires approval from or a post notification to the Bancorp’s Board of Directors. At December 31, 2025 and 2024, certain directors, executive officers, principal holders of Bancorp common stock and their related interests were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s lending activities with its principal shareholders, directors, executives and their related interests at December 31:

($ in millions)	2025	2024
Commitments to lend, net of participations:
Directors and their affiliated companies	$202	162
Executive officers	3	3
Total	$205	165

Outstanding balance on loans, net of participations and undrawn commitments	$132	56

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
171 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Income Taxes
The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of income before income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2025	2024	2023
Domestic income before income taxes	$3,211	2,919	2,943
Foreign income (loss) before income taxes	—	(3)	45
Income before income taxes	$3,211	2,916	2,988

The following is a summary of applicable income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2025	2024	2023
Current income tax expense:
U.S. Federal income taxes	$476	452	647
State and local income taxes	76	75	96
Foreign income taxes	(3)	3	2
Total current income tax expense	549	530	745
Deferred income tax expense (benefit):
U.S. Federal income taxes	129	84	(81)
State and local income taxes	12	(13)	(23)
Foreign income taxes	(1)	1	(2)
Total deferred income tax expense (benefit)	140	72	(106)
Applicable income tax expense	$689	602	639

The current U.S. Federal income taxes above include proportional amortization of qualifying CDC investments of $220 million for the year ended December 31, 2025 and $200 million for both the years ended December 31, 2024 and 2023.

The following is a reconciliation between the statutory U.S. Federal income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2025(a)		2024(b)		2023(c)
($ in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory tax rate	$674	21.0%	$612	21.0%	$627	21.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal benefit	84	2.6	58	2.0	71	2.4
Foreign tax effects	(2)	(0.1)	(4)	(0.2)	(1)	—
Tax credits:
Tax credits and other tax benefits from CDC investments, net of proportional amortization	(39)	(1.2)	(43)	(1.5)	(31)	(1.0)
Other tax credits	(9)	(0.3)	(7)	(0.3)	(21)	(0.7)
Nontaxable or nondeductible items:
Tax-exempt income	(26)	(0.8)	(27)	(0.9)	(25)	(0.8)
Other	21	0.7	24	0.8	28	0.9
Changes in unrecognized tax benefits	(15)	(0.5)	(10)	(0.3)	(10)	(0.4)
Other adjustments	1	—	(1)	—	1	—
Effective tax rate	$689	21.4%	$602	20.6%	$639	21.4%
(a)State taxes in California, Illinois, New York and Florida made up greater than 50% of state and local income taxes.
(b)State taxes in California, New York, Illinois and Florida made up greater than 50% of state and local income taxes.
(c)State taxes in Illinois, California, New York, Florida and New Jersey made up greater than 50% of state and local income taxes.

The Bancorp adopted ASU 2023-02 on January 1, 2024 which expanded the permitted usage of the proportional amortization method to include additional tax credit programs beyond qualifying LIHTC structures if certain conditions are met. As a result, tax credits and other tax benefits from CDC investments, net of proportional amortization in the rate reconciliation table for the years ended December 31, 2025 and 2024 include Low-Income Housing, New Markets and Rehabilitation Investment tax credits and other related tax benefits, net of proportional amortization from those investments. For the year ended December 31, 2023, prior to the adoption of ASU 2023-02, tax credits and other tax benefits from CDC investments, net of proportional amortization only include the tax credits and other related tax benefits pertaining to investments in the Low-Income Housing tax credit program, with the credits arising from the Bancorp’s investments in the New Markets and Rehabilitation Investment tax credit programs presented as a component of other tax credits. Other tax credits in the rate reconciliation table
172 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
also include the Increasing Research Activities and Qualified Zone Academy Bond tax credits. Tax-exempt income in the rate reconciliation table includes interest on municipal bonds, interest on tax-exempt lending, and income on life insurance policies held by the Bancorp.

The following is a summary of the Bancorp’s income taxes paid, net of refunds received, for the years ended December 31:

($ in millions)	2025(a)	2024(b)	2023
U.S. Federal income taxes	$100	131	529
State and local income taxes	87	61	111
Foreign income taxes	(2)	1	15
Total income taxes paid, net of refunds received	$185	193	655
(a)Includes $16, $11 and $11 of income taxes paid, net of refunds received, to the states of Illinois, California and New York, respectively.
(b)Includes $12 of income taxes paid, net of refunds received, to the state of New York.

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits:

($ in millions)	2025	2024	2023
Unrecognized tax benefits at January 1	$101	97	94
Gross increases for tax positions taken during prior period	2	12	14
Gross decreases for tax positions taken during prior period	(11)	(7)	(5)
Gross increases for tax positions taken during current period	7	21	15
Settlements with taxing authorities	(1)	(1)	(1)
Lapse of applicable statute of limitations	(11)	(21)	(20)
Unrecognized tax benefits at December 31(a)	$87	101	97
(a)All amounts represent unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

The Bancorp’s unrecognized tax benefits as of December 31, 2025, 2024 and 2023 primarily related to state income tax exposures from taking tax positions where the Bancorp believes it is likely that, upon examination, a state would take a position contrary to the position taken by the Bancorp.

Deferred income taxes are comprised of the following items at December 31:

($ in millions)	2025	2024
Deferred tax assets:
Other comprehensive income	$973	1,459
Allowance for loan and lease losses	473	494
Loan origination fees and costs	188	199
Deferred compensation	117	115
Reserves	33	38
Reserves for unfunded commitments	33	28
State deferred taxes	25	35
State net operating loss carryforwards	10	6
Federal net operating loss carryforwards	1	7
Other	103	138
Total deferred tax assets	$1,956	2,519
Deferred tax liabilities:
Lease financing	$660	583
MSRs and related economic hedges	161	153
Bank premises and equipment	111	76
Goodwill and intangible assets	61	64
Other	101	216
Total deferred tax liabilities	$1,094	1,092
Total net deferred tax asset	$862	1,427

At December 31, 2025 and 2024, the Bancorp recorded deferred tax assets of $10 million and $6 million, respectively, related to state net operating loss carryforwards. The deferred tax assets relating to state net operating losses are presented net of specific valuation allowances of $6 million and $7 million at December 31, 2025 and 2024, respectively. If these carryforwards are not utilized, they will expire in varying amounts through 2044.

The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2025 or 2024. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and, based upon that evidence, the Bancorp believes it is more likely than not that the deferred
173 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
tax assets recorded at December 31, 2025 and 2024 will ultimately be realized. The Bancorp reached this conclusion as it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences, its projected future taxable income and tax-planning strategies.

The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2020 through 2025. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a reasonable period of time. Otherwise, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

Any interest and penalties incurred in connection with income taxes are recorded as a component of applicable income tax expense in the Consolidated Financial Statements. During the years ended December 31, 2025, 2024 and 2023, the Bancorp recognized $2 million, $1 million and $2 million, respectively, of interest expense in connection with income taxes. At December 31, 2025 and 2024, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $13 million and $11 million, respectively. No material liabilities were recorded for penalties related to income taxes.

Retained earnings at both December 31, 2025 and 2024 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.
174 Fifth Third Bancorp

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

The following table summarizes the defined benefit retirement plans as of and for the years ended December 31:

($ in millions)	2025	2024
Fair value of plan assets at January 1	$87	102
Actual return on assets	6	(3)
Contributions	1	1
Settlement	(7)	(7)
Benefits paid	(6)	(6)
Fair value of plan assets at December 31	$81	87
Projected benefit obligation at January 1	$100	113
Interest cost	5	5
Settlement	(7)	(7)
Actuarial loss (gain)	3	(5)
Benefits paid	(6)	(6)
Projected benefit obligation at December 31	$95	100
Underfunded projected benefit obligation at December 31	$(14)	(13)
Accumulated benefit obligation at December 31(a)	$95	100
(a)Since the Plan’s benefits are frozen, the rate of compensation increase is no longer an assumption used to calculate the accumulated benefit obligation. Therefore, the accumulated benefit obligation was the same as the projected benefit obligation at both December 31, 2025 and 2024.

The following table summarizes net periodic benefit cost and other changes in the Plan’s assets and benefit obligations recognized in OCI for the years ended December 31:

($ in millions)	2025	2024	2023
Components of net periodic benefit cost:
Interest cost	$5	5	6
Expected return on assets	(5)	(5)	(5)
Amortization of net actuarial loss	2	2	2
Settlement	2	2	2
Net periodic benefit cost	$4	4	5
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial loss	$2	2	1
Amortization of net actuarial loss	(2)	(2)	(2)
Settlement	(1)	(1)	(2)
Total recognized in other comprehensive income	(1)	(1)	(3)
Total recognized in net periodic benefit cost and OCI	$3	3	2

Fair Value Measurements of Plan Assets
The following tables summarize plan assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements Using(a)
2025 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$2	—	—	2
Debt securities:
U.S. Treasury and federal agencies securities	46	3	—	49
Asset-backed securities and other debt securities(b)	—	30	—	30
Total debt securities	$46	33	—	79
Total plan assets	$48	33	—	81
(a)For further information on fair value hierarchy levels, refer to Note 1.
(b)Includes corporate bonds.

175 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the weighted-average plan assumptions for the years ended December 31:

	2025	2024	2023
For measuring benefit obligations at year end:
Discount rate	5.31%	5.58	5.04
For measuring net periodic benefit cost:
Discount rate	5.52	5.08	5.50
Expected return on plan assets	5.51	5.09	5.52

Lowering both the expected rate of return on the plan assets and the discount rate by 0.25% would have increased the 2025 pension expense by an immaterial amount.

Based on the actuarial assumptions, the Bancorp expects to contribute $1 million to the Plan in 2026. Estimated pension benefit payments are $12 million for 2026, $11 million for 2027, $10 million for 2028, $10 million for 2029 and $9 million for 2030. The total estimated payments for the years 2031 through 2035 is $36 million.

Investment Policies and Strategies
The Bancorp’s policy for the investment of Plan assets is to employ investment strategies that achieve a range of weighted-average target asset allocations relating to equity securities, fixed-income securities (including U.S. Treasury and federal agencies securities, mortgage-backed securities, asset-backed securities, corporate bonds and municipal bonds), alternative strategies (including traditional mutual funds, precious metals and commodities) and cash or cash equivalents.

176 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category, with mutual and exchange-traded funds incorporated according to their underlying investments, for the years ended December 31:

	Targeted Range(a)	2025	2024
Fixed-income securities	50-100%	97	95
Cash or cash equivalents	0-100	3	5
Total		100%	100
(a)These reflect the targeted ranges for the year ended December 31, 2025.

Plan management’s objective is to achieve and maintain a fully-funded status of the qualified defined benefit plan while also minimizing the risk of excess assets. As a result, the portfolio assets of the qualified defined benefit plan will continue to increase the weighting of long duration fixed income, or liability matching assets, as the funded status increases. There were no significant concentrations of risk associated with the investments of the Plan at December 31, 2025.

Permitted asset classes of the Plan include cash and cash equivalents, fixed-income (domestic and non-U.S. bonds), equities (U.S., non-U.S., emerging markets and real estate investment trusts), equipment leasing and mortgages. The Plan utilizes derivative instruments including puts, calls, straddles or other option strategies, as approved by management.

Fifth Third Bank, National Association, (the “Trustee”), is expected to manage Plan assets in a manner consistent with the Plan agreement and other regulatory, federal and state laws. The Fifth Third Bank Pension, 401(k) and Medical Plan Committee (the “Committee”) is the plan administrator. The Trustee is required to provide to the Committee monthly and quarterly reports covering a list of Plan assets, portfolio performance, transactions and asset allocation. The Trustee is also required to keep the Committee apprised of any material changes in the Trustee’s outlook and recommended investment policy. There were no fees paid by the Plan for investment management, accounting or administrative services provided by the Trustee for the years ended December 31, 2025, 2024 and 2023.

Other Information on Retirement and Benefit Plans
The Bancorp has a qualified defined contribution savings plan that allows participants to make voluntary 401(k) contributions on a pre-tax or Roth basis, subject to statutory limitations. Expenses recognized for matching contributions to the Bancorp’s qualified defined contribution savings plan were $119 million, $115 million and $114 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Bancorp did not make profit sharing contributions during the years ended December 31, 2025, 2024 and 2023. In addition, the Bancorp has a non-qualified defined contribution plan that allows certain employees to make voluntary contributions into a deferred compensation plan. Expenses recognized by the Bancorp for its non-qualified defined contribution plan were $6 million, $5 million and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
177 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the years ended December 31:

	Total OCI			Total AOCI
2025 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during the year	$1,383	(334)	1,049
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	1,383	(334)	1,049	(3,280)	1,049	(2,231)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	123	(26)	97
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	123	(26)	97	(684)	97	(587)

Unrealized holding gains on cash flow hedge derivatives arising during the year	317	(76)	241
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	181	(43)	138
Net unrealized losses on cash flow hedge derivatives	498	(119)	379	(654)	379	(275)

Net actuarial loss arising during the year	(2)	—	(2)
Reclassification of amounts to net periodic benefit costs	3	—	3
Defined benefit pension plans, net	1	—	1	(16)	1	(15)

Other	—	—	—	(2)	—	(2)
Total	$2,005	(479)	1,526	(4,636)	1,526	(3,110)

	Total OCI			Total AOCI
2024 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during the year	$27	(12)	15
Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	994	(209)	785
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	18	(4)	14
Net unrealized losses on available-for-sale debt securities	1,039	(225)	814	(4,094)	814	(3,280)

Unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(994)	209	(785)
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	129	(28)	101
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	(865)	181	(684)	—	(684)	(684)

Unrealized holding losses on cash flow hedge derivatives arising during the year	(724)	172	(552)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	351	(81)	270
Net unrealized losses on cash flow hedge derivatives	(373)	91	(282)	(372)	(282)	(654)

Net actuarial loss arising during the year	(2)	—	(2)
Reclassification of amounts to net periodic benefit costs	3	—	3
Defined benefit pension plans, net	1	—	1	(17)	1	(16)

Other	2	—	2	(4)	2	(2)
Total	$(196)	47	(149)	(4,487)	(149)	(4,636)
178 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total OCI			Total AOCI
2023 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during the year	$656	(162)	494
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	1	—	1
Net unrealized losses on available-for-sale debt securities	657	(162)	495	(4,589)	495	(4,094)

Unrealized holding losses on cash flow hedge derivatives arising during the year	(171)	40	(131)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	334	(77)	257
Net unrealized losses on cash flow hedge derivatives	163	(37)	126	(498)	126	(372)

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	4	(1)	3
Defined benefit pension plans, net	3	(1)	2	(19)	2	(17)

Other	—	—	—	(4)	—	(4)
Total	$823	(200)	623	(5,110)	623	(4,487)

The table below presents reclassifications out of AOCI for the years ended December 31:

($ in millions)	Consolidated Statements of Income Caption	2025	2024	2023
Net unrealized losses on available-for-sale debt securities:(a)
Net losses included in net income	Securities gains, net	$—	(18)	(1)
	Income before income taxes	—	(18)	(1)
	Applicable income tax expense	—	4	—
	Net income	—	(14)	(1)
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:(a)
Net losses included in net income	Interest on securities	(123)	(129)	—
	Income before income taxes	(123)	(129)	—
	Applicable income tax expense	26	28	—
	Net income	(97)	(101)	—
Net unrealized losses on cash flow hedge derivatives:(a)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	(181)	(351)	(334)
	Income before income taxes	(181)	(351)	(334)
	Applicable income tax expense	43	81	77
	Net income	(138)	(270)	(257)
Net periodic benefit costs:(a)
Amortization of net actuarial loss	Compensation and benefits(b)	(2)	(2)	(2)
Settlements	Compensation and benefits(b)	(1)	(1)	(2)
	Income before income taxes	(3)	(3)	(4)
	Applicable income tax expense	—	—	1
	Net income	(3)	(3)	(3)
Other:(a)
Net losses included in net income	Other noninterest expense	—	(2)	—
	Income before income taxes	—	(2)	—
	Applicable income tax expense	—	—	—
	Net income	—	(2)	—

Total reclassifications for the period	Net income	$(238)	(390)	(261)
(a)Amounts in parentheses indicate reductions to net income.
(b)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 22 for further information.

179 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24. Common, Preferred and Treasury Stock
The table below presents a summary of the share activity within common, preferred and treasury stock for the years ended:

	Common Stock		Preferred Stock		Treasury Stock
($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares
December 31, 2022	$2,051	923,892,581	$2,116	278,000	$(7,103)	240,506,701
Shares acquired for treasury	—	—	—	—	(201)	5,589,996
Impact of stock transactions under stock compensation plans, net	—	—	—	—	42	(3,328,926)
December 31, 2023	$2,051	923,892,581	$2,116	278,000	$(7,262)	242,767,771
Shares acquired for treasury	—	—	—	—	(630)	15,043,170
Impact of stock transactions under stock compensation plans, net	—	—	—	—	52	(3,772,190)
December 31, 2024	$2,051	923,892,581	$2,116	278,000	$(7,840)	254,038,751
Redemption of preferred stock, Series L	—	—	(346)	(14,000)	—	—
Shares acquired for treasury	—	—	—	—	(529)	12,171,734
Impact of stock transactions under stock compensation plans, net	—	—	—	—	63	(3,515,691)
December 31, 2025	$2,051	923,892,581	$1,770	264,000	$(8,306)	262,694,794

Preferred Stock—Series L
On September 30, 2025, the Bancorp redeemed all 14,000 outstanding shares of its 4.500% fixed-rate reset non-cumulative perpetual preferred stock, Series L, and the corresponding depositary shares, pursuant to its terms and conditions. Prior to the redemption, the dividend rate on the Series L preferred stock was set to reach its first dividend reset date at which time the dividend would have reset to the five-year U.S. Treasury rate plus 4.215%. The redemption of the Series L preferred stock resulted in a reduction to net income available to common shareholders of $4 million, which was recognized as incremental dividends on preferred stock in the Bancorp’s Consolidated Statements of Income.

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
180 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Treasury Stock
On June 13, 2025, the Bancorp’s Board of Directors authorized management to repurchase up to 100 million common shares in the open market or in privately negotiated transactions and to utilize any derivative or similar instrument to effect share repurchase transactions.

The Bancorp entered into and settled accelerated share repurchase transactions during the years ended December 31, 2025 and 2024. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the respective terms of each repurchase agreement. Each accelerated share repurchase was treated as two separate transactions: (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into and settled during the years ended December 31, 2025 and 2024:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
June 12, 2024	$125	3,011,621	496,767	3,508,388	June 27, 2024
July 23, 2024	200	4,160,548	713,340	4,873,888	August 5, 2024
October 22, 2024	300	5,879,640	781,254	6,660,894	December 18, 2024
January 23, 2025	225	4,353,517	888,865	5,242,382	March 5, 2025
July 21, 2025(a)	300	5,926,098	1,003,254	6,929,352	September 29, 2025
(a)This accelerated share repurchase transaction consisted of two supplemental confirmations, each with a notional amount of $150 million.

The Bancorp increased the cost basis of shares repurchased during the years ended December 31, 2025 and 2024 by $4 million and $5 million, respectively, as a result of the excise tax on share repurchases.

Refer to Note 32 for further information on a subsequent event related to common stock and preferred stock.
181 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
25. Stock-Based Compensation
Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to executives, directors and key employees of the Bancorp and its subsidiaries. The 2024 Incentive Compensation Plan, which was approved by shareholders on April 16, 2024 and amended by the Human Capital and Compensation Committee on June 9, 2025, authorized the issuance of up to 55 million shares as equity compensation. The plan authorizes the issuance of RSUs, SARs, stock options, performance share or unit awards, restricted stock awards, dividend or dividend equivalent rights and stock awards. SARs have not been issued since 2024 and stock options have not been issued since 2008 as employee compensation under the Bancorp’s Incentive Compensation Plan. All outstanding stock options are as a result of replacement awards from acquisitions. As of December 31, 2025, there were 45.6 million shares available for future issuance. Based on total stock-based awards outstanding (including RSUs, SARs, stock options and PSAs) and shares remaining for future grants under the 2024 Incentive Compensation Plan, the potential dilution to which the Bancorp’s common shareholders are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp and its subsidiaries is 9%. RSUs, SARs, stock options and PSAs outstanding represent 2% of the Bancorp’s issued shares at December 31, 2025.

All of the Bancorp’s stock-based awards are to be settled with stock. The Bancorp has historically used treasury stock to settle stock-based awards, when available. RSUs are typically released after three or four years or ratably over three or four years of continued employment and receive dividend equivalents. Dividend equivalents are accrued and paid in cash when the underlying shares are distributed, except for certain RSUs which have the rights to receive dividend equivalents paid in cash at each dividend payment date. SARs, issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have terms up to ten years and vest and typically become exercisable ratably over a three year period of continued employment or as set forth in the grant agreement. The Bancorp does not grant discounted SARs or stock options, re-price previously granted SARs or stock options or grant reload stock options. Stock options were previously issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, had up to ten year terms and vested and became fully exercisable ratably over a three or four-year period of continued employment. For PSAs that are eligible to receive dividend equivalents, the accrued cash dividends are adjusted by the payout percentage achieved on the underlying awards. PSAs have three-year cliff vesting terms with performance conditions as defined by the plan. All of the Bancorp’s executive stock-based awards contain an annual performance hurdle of 2% return on tangible common equity. If this threshold is not met in any one of the three years during the performance period, one-third of PSAs are forfeited. Additionally, if this threshold is not met, all RSUs and SARs that would vest in the next year may also be forfeited at the discretion of the Human Capital and Compensation Committee of the Board of Directors. The Bancorp met this threshold as of December 31, 2025.

Stock-based compensation expense was $163 million, $164 million and $169 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in compensation and benefits expense in the Consolidated Statements of Income. The total related income tax benefit recognized was $34 million, $34 million and $35 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Restricted Stock Units
The total grant-date fair value of RSUs that were released during the years ended December 31, 2025, 2024 and 2023 was $154 million, $141 million and $130 million, respectively. At December 31, 2025, there was $153 million of stock-based compensation expense related to outstanding RSUs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2025 of 2.2 years.

The following table summarizes RSUs activity for the years ended December 31:

	2025		2024		2023
RSUs (in thousands, except per unit data)	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at January 1	10,764	$36.12	10,365	$37.63	9,906	$38.04
Granted	3,437	43.66	4,546	33.87	4,763	34.94
Released	(4,133)	37.27	(3,751)	37.54	(3,696)	35.04
Forfeited	(411)	37.43	(396)	36.37	(608)	38.75
Outstanding at December 31	9,657	$38.23	10,764	$36.12	10,365	$37.63

182 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes outstanding RSUs by grant-date fair value per unit at December 31, 2025:

	Outstanding RSUs
RSUs (in thousands)	Units	Weighted-Average Remaining Contractual Life (in years)
Under $25.00	304	0.1
$25.01-$30.00	321	0.3
$30.01-$35.00	3,188	1.1
$35.01-$40.00	2,017	0.7
$40.01-$45.00	3,114	1.6
$45.01 and over	713	0.2
All RSUs	9,657	1.1

Stock Appreciation Rights
There were no SARs granted during the year ended December 31, 2025. For the years ended December 31, 2024 and 2023, the Bancorp used assumptions, which were evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant.

The weighted-average assumptions were as follows for the years ended December 31:

	2024	2023
Expected life (in years)	7	7
Expected volatility	33%	31
Expected dividend yield	4.2	3.6
Risk-free interest rate	4.1	3.8

The expected life was generally derived from historical exercise patterns and represented the amount of time that SARs granted were expected to be outstanding. The expected volatility was based on a combination of historical and implied volatilities of the Bancorp’s common stock. The expected dividend yield was based on annual dividends divided by the Bancorp’s stock price. Annual dividends were based on projected dividends, estimated using an expected long-term dividend payout ratio, over the estimated life of the awards. The risk-free interest rate for periods within the contractual life of the SARs was based on the U.S. Treasury yield curve in effect at the time of grant.

The grant-date fair value of SARs was measured using the Black-Scholes option-pricing model. The weighted-average grant-date fair value of SARs granted was $9.71 and $10.49 per share for the years ended December 31, 2024 and 2023, respectively. The total grant-date fair value of SARs that vested during each of the years ended December 31, 2025, 2024 and 2023 was $3 million.

At December 31, 2025, there was $1 million of stock-based compensation expense related to outstanding SARs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2025 of 1.1 years.

The following table summarizes SARs activity for the years ended December 31:

	2025		2024		2023
SARs (in thousands, except per share data)	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share
Outstanding at January 1	4,636	$26.80	7,331	$23.72	9,112	$22.22
Granted	—	—	316	33.51	253	37.19
Exercised	(1,372)	21.64	(3,010)	20.01	(2,011)	18.42
Forfeited or expired	—	—	(1)	19.01	(23)	40.36
Outstanding at December 31	3,264	$28.96	4,636	$26.80	7,331	$23.72
Exercisable at December 31	2,973	$28.42	4,063	$25.39	6,796	$22.44

183 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes outstanding and exercisable SARs by grant price per share at December 31, 2025:

	Outstanding SARs			Exercisable SARs
SARs (in thousands, except per share data)	Number of SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Number of SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)
$10.01-$20.00	759	$17.89	0.3	759	$17.89	0.3
$20.01-$30.00	1,177	26.97	1.8	1,177	26.97	1.8
$30.01-$40.00	1,085	34.28	6.0	794	34.19	5.4
Over $40.00	243	49.51	6.1	243	49.51	6.1
All SARs	3,264	$28.96	3.2	2,973	$28.42	2.7

Stock Options
There were no stock options granted during the years ended December 31, 2025, 2024 and 2023. The Bancorp generally utilizes the Black-Scholes option pricing model to measure the fair value of stock option grants.

The total intrinsic value of stock options exercised was $1 million, $2 million and $1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Cash received from stock options exercised was $1 million, $2 million and $1 million for the years ended December 31, 2025, 2024 and 2023, respectively. No stock options vested during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, the aggregate intrinsic value of both outstanding stock options and exercisable stock options was $1 million.

The following table summarizes stock options activity for the years ended December 31:

	2025		2024		2023
Stock Options (in thousands, except per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding at January 1	95	$22.03	224	$21.45	312	$21.65
Exercised	(34)	20.28	(129)	21.03	(86)	21.97
Forfeited or expired	—	—	—	—	(2)	27.71
Outstanding at December 31	61	$23.01	95	$22.03	224	$21.45
Exercisable at December 31	61	$23.01	95	$22.03	224	$21.45

The following table summarizes outstanding and exercisable stock options by exercise price per share at December 31, 2025:

	Outstanding Stock Options			Exercisable Stock Options
Stock Options (in thousands, except per share data)	Number of Options	Weighted-Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Number of Options	Weighted-Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)
$10.01-$20.00	23	$18.41	0.2	23	$18.41	0.2
$20.01-$30.00	38	25.88	1.7	38	25.88	1.7
All stock options	61	$23.01	1.1	61	$23.01	1.1

Other Stock-Based Compensation
PSAs are payable contingent upon the Bancorp achieving certain predefined performance targets over a three-year measurement period. Depending on performance, between zero and 1.3 million shares may be released to settle the PSAs outstanding at December 31, 2025 once the applicable performance periods are completed. Awards granted during the years ended December 31, 2025, 2024 and 2023 will be entirely settled in stock. The performance targets are based on the Bancorp’s performance relative to a defined peer group. PSAs use a performance-based metric based on return on average common equity in relation to peers. During the years ended December 31, 2025, 2024 and 2023, approximately 305 thousand, 295 thousand and 256 thousand PSAs, respectively, were granted by the Bancorp. These awards were granted at a weighted-average grant-date fair value of $44.35, $33.51 and $37.19 per unit during the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, approximately 409 thousand, 355 thousand and 395 thousand PSAs, respectively, were distributed to participants. These awards were distributed with a total grant date fair value of $19 million, $12 million and $12 million during the years ended December 31, 2025, 2024 and 2023, respectively.

The Bancorp sponsors an employee stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2025, 2024 and 2023, there were approximately 471 thousand, 487 thousand and 768 thousand shares, respectively, purchased by participants. The Bancorp recognized expense of $3 million in the year ended December 31, 2025 and $2 million in both the years ended December 31, 2024 and 2023 related to this plan. This expense is included in compensation and
184 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
benefits expense in the Consolidated Statements of Income. As of December 31, 2025, there were approximately 14.2 million shares available for future issuance, which represents the remaining shares of Fifth Third common stock under the Bancorp’s 2024 Employee Stock Purchase Plan.

26. Other Noninterest Income and Other Noninterest Expense
The following table presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2025	2024	2023
Other noninterest income:
BOLI income	$74	66	61
Equity method investment income	31	18	52
Private equity investment income	26	35	44
Income from the TRA associated with Worldpay, Inc.	—	11	22
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(45)	(138)	(94)
Other, net	40	20	6
Total other noninterest income	$126	12	91
Other noninterest expense:
FDIC insurance and other taxes	$114	181	385
Data processing	82	81	87
Leasing business expense	73	92	121
Losses and adjustments	68	86	91
Dues and subscriptions	66	61	61
Travel	63	60	56
Donations	63	28	30
Securities recordkeeping	57	55	50
Professional service fees	53	49	53
Postal and courier	49	48	46
Other, net	227	232	245
Total other noninterest expense	$915	973	1,225

27. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the years ended December 31:

($ in millions, except per share data)	2025	2024	2023
Net income available to common shareholders	$2,376	2,155	2,212

Average common shares outstanding - basic	668	682	684
Effect of dilutive stock-based awards	5	5	4
Average common shares outstanding - diluted	673	687	688

Earnings per share - basic	$3.56	3.16	3.23
Earnings per share - diluted	3.53	3.14	3.22

Anti-dilutive stock-based awards excluded from diluted shares	1	1	6
185 Fifth Third Bancorp

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

	Fair Value Measurements Using
December 31, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$1,575	—	—	1,575
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	8,623	—	8,623
Agency commercial mortgage-backed securities	—	20,187	—	20,187
Non-agency commercial mortgage-backed securities	—	2,833	—	2,833
Asset-backed securities and other debt securities	—	2,267	—	2,267
Available-for-sale debt and other securities(a)	1,575	33,910	—	35,485
Trading debt securities:
U.S. Treasury and federal agencies securities	482	12	—	494
Obligations of states and political subdivisions securities	—	63	—	63
Agency residential mortgage-backed securities	—	49	—	49
Asset-backed securities and other debt securities	—	451	—	451
Trading debt securities	482	575	—	1,057
Equity securities	436	17	—	453
Residential mortgage loans held for sale	—	658	—	658
Residential mortgage loans(b)	—	—	106	106
Servicing rights	—	—	1,598	1,598
Derivative assets:
Interest rate contracts	1	457	5	463
Foreign exchange contracts	—	659	—	659
Commodity contracts	224	522	—	746
Derivative assets(c)	225	1,638	5	1,868
Total assets	$2,718	36,798	1,709	41,225
Liabilities:
Derivative liabilities:
Interest rate contracts	$3	537	4	544
Foreign exchange contracts	—	628	—	628
Equity contracts	—	—	124	124
Commodity contracts	35	703	—	738
Derivative liabilities(d)	38	1,868	128	2,034
Short positions:
U.S. Treasury and federal agencies securities	82	3	—	85
Asset-backed securities and other debt securities	—	218	—	218
Equity securities	48	—	—	48
Short positions(d)	130	221	—	351
Total liabilities	$168	2,089	128	2,385
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $167, $505 and $2, respectively, at December 31, 2025.
(b)Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)Included in other assets in the Consolidated Balance Sheets.
(d)Included in other liabilities in the Consolidated Balance Sheets.
186 Fifth Third Bancorp

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
187 Fifth Third Bancorp

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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At December 31, 2025 and 2024, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

Short positions
Where quoted prices are available in an active market, short positions are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities and equity securities. If quoted market prices are not available, then fair values are estimated using pricing models which primarily utilize quoted prices of securities with similar characteristics and therefore are classified within Level 2 of the valuation hierarchy. Level 2 securities include federal agencies securities and asset-backed securities and other debt securities.

188 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2025 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$108	1,704	(3)	(170)	1,639
Total (losses) gains (realized/unrealized):(b)
Included in earnings	6	(169)	65	(45)	(143)
Purchases/originations	—	63	(2)	—	61
Settlements	(12)	—	(59)	91	20
Transfers into Level 3(c)	4	—	—	—	4
Balance, end of period	$106	1,598	1	(124)	1,581
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2025	$6	(78)	8	(45)	(109)
(a)Net interest rate derivatives include derivative assets and liabilities of $5 and $4, respectively, as of December 31, 2025.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at December 31, 2025.
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

189 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 as follows:

($ in millions)	2025	2024	2023
Mortgage banking net revenue	$(101)	(38)	(54)
Capital markets fees	3	2	4
Other noninterest income	(45)	(139)	(94)
Total losses	$(143)	(175)	(144)

The total losses and gains included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at December 31, 2025, 2024 and 2023 were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2025	2024	2023
Mortgage banking net revenue	$(67)	18	(25)
Capital markets fees	3	2	4
Other noninterest income	(45)	(139)	(94)
Total losses	$(109)	(119)	(115)

The following tables present information as of December 31, 2025 and 2024 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of December 31, 2025 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$106	Loss rate model	Interest rate risk factor	(52.0)	-	6.6%		(9.4)%	(a)
			Credit risk factor	—	-	0.8%		0.1%	(a)
Servicing rights	1,598	DCF	Prepayment speed	—	-	80.0%	(Fixed)	7.2%	(b)
							(Adjustable)	19.5%	(b)
			OAS (bps)	335	-	1,827	(Fixed)	441	(b)
							(Adjustable)	719	(b)
IRLCs, net	5	DCF	Loan closing rates	19.9	-	96.0%		84.0%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(124)	DCF	Timing of the resolution of the Covered Litigation	Q4 2027	-	Q2 2029		Q2 2028	(d)
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

190 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of December 31, 2025 and 2024, and for which a nonrecurring fair value adjustment was recorded during the years ended December 31, 2025 and 2024, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2025
Commercial loans and leases	$—	—	146	146	(524)
Consumer and residential mortgage loans	—	—	235	235	(12)
OREO	—	—	4	4	8
Bank premises and equipment	—	—	1	1	(1)
Private equity investments	—	13	—	13	4
Total	$—	13	386	399	(525)

	Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2024
Commercial loans held for sale	$—	—	6	6	(1)
Commercial loans and leases	—	—	168	168	(245)
Consumer and residential mortgage loans	—	—	215	215	(17)
OREO	—	—	2	2	(2)
Bank premises and equipment	—	—	7	7	(1)
Private equity investments	—	3	—	3	11
Total	$—	3	398	401	(255)

The following tables present information as of December 31, 2025 and 2024 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a nonrecurring basis:

As of December 31, 2025 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$146	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	235	Appraised value	Collateral value	NM	NM
OREO	4	Appraised value	Appraised value	NM	NM
Bank premises and equipment	1	Appraised value	Appraised value	NM	NM

As of December 31, 2024 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$6	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	168	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	215	Appraised value	Collateral value	NM	NM
OREO	2	Appraised value	Appraised value	NM	NM
Bank premises and equipment	7	Appraised value	Appraised value	NM	NM

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the year ended December 31, 2024. These valuations were based on appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised value of the assets (Level 3 of the valuation hierarchy).

Portfolio loans and leases
During the years ended December 31, 2025 and 2024, the Bancorp recorded nonrecurring adjustments to certain portfolio loans and leases. These valuations were based on appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised value of the assets (Level 3 of the valuation hierarchy).

OREO
During the years ended December 31, 2025 and 2024, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring adjustments were primarily due to changes in real estate values of the properties recognized upon the transfer, or subsequent to the transfer, to OREO as well as gains or losses upon the sale of OREO. The fair
191 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of $4 million and $11 million during the years ended December 31, 2025 and 2024, respectively, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of December 31, 2025 includes a cumulative $23 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized an immaterial amount of impairment charges on its private equity investments during the year ended December 31, 2025 and did not recognize impairment charges during the year ended December 31, 2024. The carrying value of the Bancorp’s private equity investments still held as of December 31, 2025 includes a cumulative $15 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fair value changes recognized in earnings for residential mortgage loans held at December 31, 2025 and 2024 for which the fair value option was elected included losses of $42 million and $11 million, respectively. These changes are reported in mortgage banking net revenue in the Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount at both December 31, 2025 and 2024. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

The following table summarizes the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

December 31, 2025 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance
Residential mortgage loans measured at fair value	$764	758
Past due loans of 30-89 days	2	2
Nonaccrual loans	4	4
December 31, 2024
Residential mortgage loans measured at fair value	$682	693
Past due loans of 30-89 days	1	1
Past due loans of 90 days or more	1	1
Nonaccrual loans	2	2

192 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2025 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$3,499	3,499	—	—	3,499
Other short-term investments	18,876	18,876	—	—	18,876
Other securities	674	—	674	—	674
Held-to-maturity securities	11,368	2,457	8,945	2	11,404
Loans and leases held for sale	75	—	—	75	75
Portfolio loans and leases:
Commercial loans and leases	72,376	—	—	73,628	73,628
Consumer and residential mortgage loans	47,916	—	—	47,724	47,724
Total portfolio loans and leases, net	$120,292	—	—	121,352	121,352
Financial liabilities:
Deposits	$171,819	—	171,899	—	171,899
Short-term borrowings	926	226	700	—	926
Long-term debt	13,579	5,067	8,938	—	14,005

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2024 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$3,014	3,014	—	—	3,014
Other short-term investments	17,120	17,120	—	—	17,120
Other securities	778	—	778	—	778
Held-to-maturity securities	11,278	2,344	8,619	2	10,965
Loans and leases held for sale	66	—	—	66	66
Portfolio loans and leases:
Commercial loans and leases	72,139	—	—	72,319	72,319
Consumer and residential mortgage loans	45,192	—	—	42,155	42,155
Total portfolio loans and leases, net	$117,331	—	—	114,474	114,474
Financial liabilities:
Deposits	$167,252	—	167,353	—	167,353
Short-term borrowings	4,654	204	4,459	—	4,663
Long-term debt	14,440	3,753	10,835	—	14,588
193 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
29. Regulatory Capital Requirements and Capital Ratios
The Board of Governors of the Federal Reserve System issued capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC. These guidelines include quantitative measures that assign risk weightings to certain on- and off-balance sheet exposures and define and set minimum regulatory capital requirements as well as the measure of well-capitalized status. Additionally, the U.S. banking agencies issued similar guidelines for minimum regulatory capital requirements and well-capitalized measurements for banking subsidiaries.

Failure to meet the minimum capital requirements or falling below the well-capitalized measure can initiate certain actions by regulators that could have a direct material effect on the Consolidated Financial Statements of the Bancorp. The Bancorp is subject to the stress capital buffer requirement and must maintain capital ratios above its buffered minimum (regulatory minimum plus stress capital buffer) in order to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. At both December 31, 2025 and 2024, the Bancorp’s stress capital buffer requirement was 3.2%. The Bancorp’s capital ratios have exceeded the buffered minimum for all periods presented.

The Bancorp and its banking subsidiary, Fifth Third Bank, National Association, had CET1 risk-based capital, Tier 1 risk-based capital, Total risk-based capital and Leverage ratios above the well-capitalized levels at both December 31, 2025 and 2024. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s banking subsidiary must, among other things, maintain well-capitalized capital ratios.

The following table presents the prescribed capital ratios as well as the actual ratios and amounts for the Bancorp and Bank as of December 31:

	Regulatory Ratio Requirements		2025		2024(a)
($ in millions)	Minimum	Well-Capitalized	Ratio	Amount	Ratio	Amount
CET1 risk-based capital:
Fifth Third Bancorp	4.50%	N/A	10.81%	$18,099	10.57%	$17,339
Fifth Third Bank, National Association	4.50	6.50	13.09	21,766	12.86	20,943
Tier 1 risk-based capital:
Fifth Third Bancorp	6.00	6.00	11.87	19,869	11.86	19,455
Fifth Third Bank, National Association	6.00	8.00	13.09	21,766	12.86	20,943
Total risk-based capital:
Fifth Third Bancorp	8.00	10.00	13.78	23,066	13.86	22,746
Fifth Third Bank, National Association	8.00	10.00	14.33	23,833	14.19	23,116
Leverage:(b)
Fifth Third Bancorp	4.00	N/A	9.41	19,869	9.22	19,455
Fifth Third Bank, National Association	4.00	5.00	10.41	21,766	10.02	20,943
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
194 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30. Parent Company Financial Statements

Condensed Statements of Income (Parent Company Only)
For the years ended December 31 ($ in millions)	2025	2024	2023
Income
Dividends from consolidated nonbank subsidiaries(a)	$2,185	1,800	1,819
Securities gains, net	2	3	4
Interest	116	85	63
Total income	2,303	1,888	1,886
Expenses
Interest	517	553	525
Other	36	27	39
Total expenses	553	580	564
Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	1,750	1,308	1,322
Applicable income tax benefit	(98)	(115)	(112)
Income Before Equity in Undistributed Earnings of Subsidiaries	1,848	1,423	1,434
Equity in undistributed earnings	674	891	915
Net Income	$2,522	2,314	2,349
Other Comprehensive Income	—	—	—
Comprehensive Income	$2,522	2,314	2,349
(a)Includes dividends paid by the Bancorp’s indirect banking and nonbanking subsidiaries to the Bancorp’s direct nonbank subsidiary holding company of $2.2 billion for the year ended December 31, 2025 and $1.8 billion for both the years ended December 31, 2024 and 2023.

Condensed Balance Sheets (Parent Company Only)
As of December 31 ($ in millions)	2025	2024
Assets
Cash	$974	969
Other short-term investments	2,213	3,106
Available-for-sale debt and other securities	2,500	2,500
Equity securities	26	29
Loans to nonbank subsidiaries	—	5
Investment in nonbank subsidiaries	25,253	22,891
Goodwill	80	80
Other assets	125	156
Total Assets	$31,171	29,736
Liabilities
Short-term borrowings	$3	3
Accrued expenses and other liabilities	558	567
Long-term debt (external)	8,886	9,521
Total Liabilities	$9,447	10,091
Equity
Common stock	$2,051	2,051
Preferred stock	1,770	2,116
Capital surplus	3,831	3,804
Retained earnings	25,488	24,150
Accumulated other comprehensive loss	(3,110)	(4,636)
Treasury stock	(8,306)	(7,840)
Total Equity	21,724	19,645
Total Liabilities and Equity	$31,171	29,736
195 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows (Parent Company Only)
For the years ended December 31 ($ in millions)	2025	2024	2023
Operating Activities
Net income	$2,522	2,314	2,349
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	7	7	7
Provision for deferred income taxes	1	2	1
Securities gains, net	(2)	(3)	(4)
Equity in undistributed earnings	(674)	(891)	(915)
Net change in:
Equity securities	5	8	4
Other assets	128	(49)	147
Accrued expenses and other liabilities	(19)	(60)	(126)
Net Cash Provided by Operating Activities	1,968	1,328	1,463
Investing Activities
Proceeds from maturities of securities issued by subsidiary	2,500	1,000	1,000
Purchase of securities issued by subsidiary	(2,500)	(2,500)	(1,000)
Net change in:
Other short-term investments	893	3,394	(833)
Loans to nonbank subsidiaries	5	(5)	60
Other	(2)	—	—
Net Cash Provided by (Used in) Investing Activities	896	1,889	(773)
Financing Activities
Net change in short-term borrowings	—	3	(121)
Proceeds from issuance of long-term debt	—	1,742	1,244
Repayment of long-term debt	(750)	(2,250)	(500)
Dividends paid on common and preferred stock	(1,163)	(1,176)	(1,060)
Repurchase of treasury stock and related forward contract	(525)	(625)	(200)
Redemption of preferred stock, Series L	(350)	—	—
Other, net	(71)	(62)	(53)
Net Cash Used in Financing Activities	(2,859)	(2,368)	(690)
Increase in Cash	5	849	—
Cash at Beginning of Period	969	120	120
Cash at End of Period	$974	969	120

196 Fifth Third Bancorp

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed at a minimum, annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions.

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

197 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the results of operations and average assets by segment for the years ended December 31:

2025 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$2,323	4,168	213	(702)	6,002
Provision for (benefit from) credit losses	451	325	(2)	(112)	662
Net interest income after provision for (benefit from) credit losses	$1,872	3,843	215	(590)	5,340
Noninterest income:
Wealth and asset management revenue	$2	279	422	1	704
Commercial payments revenue	553	87	1	(11)	630
Consumer banking revenue	—	569	2	—	571
Capital markets fees	412	2	2	(1)	415
Commercial banking revenue	344	4	1	—	349
Mortgage banking net revenue	—	226	1	—	227
Other noninterest income	59	26	2	39	126
Securities gains (losses), net	(7)	—	—	20	13
Total noninterest income	$1,363	1,193	431	48	3,035
Noninterest expense:
Compensation and benefits	$637	935	226	1,017	2,815
Technology and communications	15	32	—	469	516
Net occupancy expense	36	217	13	83	349
Equipment expense	31	58	—	80	169
Loan and lease expense	38	83	1	24	146
Marketing expense	4	91	1	46	142
Card and processing expense	18	72	2	—	92
Other noninterest expense(b)	1,114	1,103	151	(1,453)	915
Total noninterest expense	$1,893	2,591	394	266	5,144
Income (loss) before income taxes (FTE)(a)	$1,342	2,445	252	(808)	3,231
Average assets	$77,765	56,107	4,832	72,779	211,483
(a)Includes FTE adjustments of $11 for Commercial Banking and $9 for General Corporate and Other.
(b)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(c)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

198 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$2,544	4,272	210	(1,372)	5,654
Provision for (benefit from) credit losses	304	322	—	(96)	530
Net interest income after provision for (benefit from) credit losses	$2,240	3,950	210	(1,276)	5,124
Noninterest income:
Wealth and asset management revenue	$3	247	397	—	647
Commercial payments revenue	519	86	1	2	608
Consumer banking revenue	—	551	2	2	555
Capital markets fees	420	3	2	(1)	424
Commercial banking revenue	373	4	—	—	377
Mortgage banking net revenue	—	210	1	—	211
Other noninterest income	52	5	1	(46)	12
Securities gains, net	1	—	—	14	15
Total noninterest income	$1,368	1,106	404	(29)	2,849
Noninterest expense:
Compensation and benefits	$643	895	222	1,003	2,763
Technology and communications	14	30	1	429	474
Net occupancy expense	34	214	12	79	339
Equipment expense	28	51	—	74	153
Loan and lease expense	29	82	1	20	132
Marketing expense	3	68	1	43	115
Card and processing expense	9	75	1	(1)	84
Other noninterest expense(b)	1,087	1,104	149	(1,367)	973
Total noninterest expense	$1,847	2,519	387	280	5,033
Income (loss) before income taxes (FTE)(a)	$1,761	2,537	227	(1,585)	2,940
Average assets	$76,463	52,341	4,390	79,612	212,806
(a)Includes FTE adjustments of $15 for Commercial Banking and $9 for General Corporate and Other.
(b)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(c)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

199 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$3,693	5,342	360	(3,543)	5,852
Provision for credit losses	12	303	1	199	515
Net interest income after provision for credit losses	$3,681	5,039	359	(3,742)	5,337
Noninterest income:
Wealth and asset management revenue	$2	216	363	—	581
Commercial payments revenue	464	94	1	5	564
Consumer banking revenue	—	544	2	—	546
Capital markets fees	418	3	1	—	422
Commercial banking revenue	406	2	—	1	409
Mortgage banking net revenue	—	250	—	—	250
Other noninterest income	64	7	2	18	91
Securities gains (losses), net	(9)	—	—	27	18
Total noninterest income	$1,345	1,116	369	51	2,881
Noninterest expense:
Compensation and benefits	$642	890	220	942	2,694
Technology and communications	14	27	1	422	464
Net occupancy expense	40	210	12	69	331
Equipment expense	29	44	—	75	148
Loan and lease expense	29	87	1	16	133
Marketing expense	3	70	1	52	126
Card and processing expense	11	76	1	(4)	84
Other noninterest expense(b)	1,194	1,152	139	(1,260)	1,225
Total noninterest expense	$1,962	2,556	375	312	5,205
Income (loss) before income taxes (FTE)(a)	$3,064	3,599	353	(4,003)	3,013
Average assets	$82,392	51,660	4,678	69,696	208,426
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

200 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
32. Business Combination
On February 1, 2026, Fifth Third Bancorp closed the merger with Comerica Incorporated in an all-stock transaction valued at approximately $12.7 billion. Comerica was headquartered in Dallas, Texas, with approximately 352 banking center locations primarily located in Michigan, Texas and California. Comerica had two wholly-owned banking subsidiaries, Comerica Bank and Comerica Bank & Trust, National Association, which were both merged into Fifth Third Bank, National Association on February 1, 2026. The merger resulted in a combined company that is one of the largest banks in the U.S., with a strengthened competitive position in the Midwest and significant operations in high-growth U.S. markets, including key regions in the Southeast, Texas and California.

Under the terms of the merger agreement, each outstanding share of Comerica’s common stock was converted into the right to receive 1.8663 shares of Fifth Third Bancorp common stock and each outstanding share of Comerica’s preferred stock was converted into the right to receive one share of a newly created series of preferred stock with comparable terms issued by the Bancorp.

On February 1, 2026, the Bancorp issued approximately 240 million shares of its common stock to holders of Comerica common stock as of the acquisition date, representing a value per common share of $93.73, based on the $50.22 closing price of Fifth Third Bancorp’s common stock on January 30, 2026. Fractional shares were not issued and were instead paid in cash. Upon closing of the transaction, all shares of Comerica common stock were cancelled and retired. Additionally, on February 1, 2026, the Bancorp issued 16,000,000 depository shares, representing 400,000 shares of 6.875% fixed-rate reset non-cumulative perpetual preferred stock, Series M to the holders of Comerica’s 6.875% fixed-rate reset non-cumulative perpetual preferred stock, Series B that were outstanding on January 30, 2026. Each Series M share has a $1,000 liquidation preference and accrues dividends on a non-cumulative quarterly basis, initially beginning on January 1, 2026 with a first dividend payment date of April 1, 2026. Subject to any required regulatory approval, the Bancorp may redeem the Series M preferred shares at its option, in whole or in part, on any dividend payment date on or after October 1, 2030 and may redeem, in whole but not in part, within 90 days following a regulatory capital event. The Series M preferred shares are not convertible into Bancorp common shares or any other securities.

As of December 31, 2025, Comerica reported total assets of approximately $80 billion, including $51 billion of loans, and approximately $72 billion of liabilities, including $65 billion of deposits.

The acquisition of Comerica constituted a business combination and will be accounted for under the acquisition method of accounting. Accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed primarily based on their fair values as of the acquisition date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and are subject to change. Given the close proximity between the transaction closing date and the filing of the Bancorp’s Annual Report on Form 10-K, the preliminary purchase price allocation is not yet complete, and it is impracticable to disclose the preliminary purchase price allocation or supplemental unaudited pro forma financial information. Management expects to complete the initial accounting for this merger, including the purchase price allocation, by the filing of the Bancorp’s Quarterly Report on Form 10-Q for the period ending March 31, 2026.

33. Subsequent Event
On January 29, 2026, the Bancorp issued and sold $1.0 billion of fixed-rate/floating-rate senior notes which will mature on April 29, 2032. The senior notes will bear interest at a rate of 4.566% per annum to, but excluding, April 29, 2031. From, and including, April 29, 2031 to, but excluding, the maturity date, the senior notes will bear interest at a rate of compounded SOFR plus 0.95%. The senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to April 29, 2031, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, plus accrued and unpaid interest, or (b) the sum of the present value of the remaining scheduled payments of principal and interest, plus accrued and unpaid interest. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole, but not in part, one year prior to their maturity date, or in whole or in part beginning 30 days prior to maturity, at par plus accrued and unpaid interest.

On January 29, 2026, the Bancorp issued and sold $1.0 billion of fixed-rate/floating-rate senior notes which will mature on January 29, 2037. The senior notes will bear interest at a rate of 5.141% per annum to, but excluding, January 29, 2036. From, and including, January 29, 2036 to, but excluding, the maturity date, the senior notes will bear interest at a rate of compounded SOFR plus 1.24%. The senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to January 29, 2036, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, plus accrued and unpaid interest, or (b) the sum of the present value of the remaining scheduled payments of principal and interest, plus accrued and unpaid interest. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole, but not in part, one year prior to their maturity date, or in whole or in part beginning 90 days prior to maturity, at par plus accrued and unpaid interest.

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

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2025. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2025. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2025. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2025. This report appears on page 203 of the annual report.

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

/s/ Timothy N. Spence	/s/ Bryan D. Preston
Timothy N. Spence	Bryan D. Preston
Chairman, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer
February 24, 2026	February 24, 2026

202 Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Fifth Third Bancorp:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Bancorp and our report dated February 24, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 24, 2026
203 Fifth Third Bancorp

ITEM 9B. OTHER INFORMATION
On February 18, 2026, the Bank amended the previously announced executive retention grant award effective February 27, 2024 under the Bancorp’s 2021 Incentive Compensation Plan to Kevin P. Lavender (the “Retention Award”) in recognition of Mr. Lavender’s leadership of the Commercial Bank strategy in connection with the merger of Comerica Incorporated as well as his 20 years of service to the organization.

The Retention Award was modified to remove the exclusion for continued vesting in the case of retirement or resignation or termination for good reason, as that term is defined in the Retention Award. On February 20, 2026, the Bank and Mr. Lavender agreed that his employment with the Bank will end on July 1, 2026.

Adoption or Termination of Insider Trading Arrangements
Not applicable.

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

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “Election of Directors” of the Bancorp’s Proxy Statement for the 2026 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “Corporate Governance” and “Board of Directors, Committees, Meetings, and Functions” of the Bancorp’s Proxy Statement for the 2026 Annual Meeting of Shareholders. Fifth Third’s Code of Business Conduct and Ethics is available on Fifth Third’s corporate website at www.53.com. In addition, any future amendments to, or waivers from, a provision of the Fifth Third Code of Business Conduct and Ethics that applies to Fifth Third’s directors or executive officers (including Fifth Third’s principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

The information required by this item concerning Delinquent Section 16(a) Reports is incorporated herein by reference under the caption “Delinquent Section 16(a) Reports” of the Bancorp’s Proxy Statement for the 2026 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference under the captions “Compensation Discussion and Analysis,” “Compensation of Named Executive Officers,” “Board of Directors Compensation,” “CEO Pay Ratio,” “Human Capital and Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of the Bancorp’s Proxy Statement for the 2026 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “Certain Beneficial Owners,” “Election of Directors,” “Compensation Discussion and Analysis,” “Board of Directors Compensation,” and “Compensation of Named Executive Officers” of the Bancorp’s Proxy Statement for the 2026 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 25 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference under the captions “Certain Transactions”, “Election of Directors”, “Corporate Governance” and “Board of Directors, Committees, Meetings, and Functions” of the Bancorp’s Proxy Statement for the 2026 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference under the caption “Principal Independent External Audit Firm Fees” of the Bancorp’s Proxy Statement for the 2026 Annual Meeting of Shareholders. The Bancorp’s principal independent external audit firm is Deloitte & Touche LLP, whose PCAOB Firm ID is 34.

204 Fifth Third Bancorp

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pages
Public Accounting Firm	105, 203
Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	107
Notes to Consolidated Financial Statements	112

The schedules for the Bancorp and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the Consolidated Financial Statements or the notes thereto.

The following lists the Exhibits to the Annual Report on Form 10-K:

2.1
Agreement and Plan of Merger by and among Fifth Third Bancorp, Fifth Third Financial Corporation, Comerica Incorporated and Comerica Holdings Incorporated dated as of October 5, 2025. Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 8, 2025.

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021.
3.2
Amendment to the Amended Articles of Incorporation of Fifth Third Bancorp, effective as of January 31, 2026. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2026.

3.3	Code of Regulations of Fifth Third Bancorp, as Amended as of December 8, 2025.
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

4.11
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

4.14
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

4.17
Fourth Supplemental Indenture dated as of July 27, 2015 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2015.

4.18
Fifth Supplemental Indenture dated as of June 15, 2017 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2017.

205 Fifth Third Bancorp

4.19
Sixth Supplemental Indenture dated as of March 14, 2018 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2018.

4.20	Form of 3.950% Senior Notes due 2028. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2018.
4.21
Seventh Supplemental Indenture dated as of June 5, 2018 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2018.

4.22
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

4.23
Eighth Supplemental Indenture dated as of January 25, 2019 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2019.

4.24
Second Amended and Restated Deposit Agreement, dated as of August 26, 2019, among Fifth Third Bancorp, as issuer, and American Stock Transfer & Trust Company, LLC, as depositary, transfer agent and registrar, and the holders from time to time of the depositary receipts issued. Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed with the SEC on August 26, 2019.

4.25
Form of depositary receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.26). Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed with the SEC on August 26, 2019.

4.26
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

4.27
Form of Certificate Representing the 4.95% Non-Cumulative Perpetual Preferred Stock, Series K, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2019.

4.28
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

4.30	Form of 2.375% Senior Notes due 2025. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2019.
4.31
Tenth Supplemental Indenture dated as of May 5, 2020 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2020.

4.32	Form of 2.550% Senior Notes due 2027. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2020.
4.33
Form of Certificate Representing the 4.500% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series L, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2020.

4.34
Deposit Agreement dated July 30, 2020, between Fifth Third Bancorp, as issuer, American Stock Transfer & Trust Company, LLC, as depositary, transfer agent and registrar, and the holders from time to time of depositary receipts issued. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2020.

4.35
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

4.37	Form of 1.707% Fixed Rate/Floating Rate Senior Notes due 2027. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2021.
4.38
Twelfth Supplemental Indenture dated as of April 25, 2022 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2022.

4.39	Form of 4.055% Fixed Rate/Floating Rate Senior Notes due 2028. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2022.
4.40	Form of 4.337% Fixed Rate/Floating Rate Senior Notes due 2033. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2022.
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

4.42	Form of 4.772% Fixed Rate/Floating Rate Senior Notes due 2030. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2022.
4.43
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

4.44	Form of 6.361% Fixed Rate/Floating Rate Senior Notes due 2028. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2022.
4.45
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

4.46	Form of 6.339% Fixed Rate/Floating Rate Senior Notes due 2029. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 27, 2023.
206 Fifth Third Bancorp

4.47
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

4.48	Form of 5.631% Fixed Rate/Floating Rate Senior Notes due 2032. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on January 29, 2024.
4.49
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

4.50	Form of 4.895% Fixed Rate/Floating Rate Senior Notes due 2030. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on September 6, 2024.
4.51	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
4.52	Description of Registrant’s Securities.
10.1
Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective as of September 1, 2020). Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.*

10.2
Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2020. Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10.3
First Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.*

10.4
Second Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.*

10.5
Third Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.*

10.6
Fourth Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.*

10.7
Fifth Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.*

10.8
Sixth Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.*

10.9	Fifth Third Bancorp 2014 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 6, 2014.*
10.10
First Amendment to the Fifth Third Bancorp 2014 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.11	Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 9, 2017.*
10.12
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

10.14	Fifth Third Bancorp 2021 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement filed on March 2, 2021.*
10.15	Fifth Third Bancorp 2024 Amended Incentive Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025.*
10.16
Fifth Third Bancorp Non-qualified Deferred Compensation Plan (as amended and restated effective as of September 1, 2020). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.*

10.17
Fifth Third Bancorp Executive Change in Control Severance Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2014.*

10.18
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

10.20	Fifth Third Bank, National Association Executive Severance Benefits Plan. Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 23, 2021.*
10.21	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.22	Restricted Stock Unit Agreement (for Directors). Incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.23
Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated July 29, 2015 between Fifth Third Bancorp and Morgan Stanley & Co. LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015.**

10.24
Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated April 27, 2015 between Fifth Third Bancorp and Barclays Bank PLC, through its agent Barclays Capital Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015.**

10.25
Master Confirmation, dated January 22, 2015, and Supplemental Confirmation, for accelerated share repurchase transaction dated January 22, 2015 between Fifth Third Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015.**

10.26	Bancorp Director Pay Program.*
207 Fifth Third Bancorp

10.27	2016 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.28
2017 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.29	Long-Term Incentive Award Overview February 2017 Grants. Incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.30
Restricted Stock Unit Grant Agreement (for Directors) for Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.*

10.31
2018 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*

10.32	Long-Term Incentive Award Overview 2018 Grants. Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*
10.33	2018 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.*
10.34
2018 Long-Term Incentive Compensation Program Overview February 2019 Grants. Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.35	2019 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*
10.36	2019 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*
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

10.39	2020 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.40	2020 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.41
2020 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10.42	2019 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.43	2020 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.*
10.44
2020 Long-Term Incentive Compensation Program Overview February 2021 Grants. Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10.45	2021 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.*
10.46
2021 Long-Term Incentive Compensation Program Overview February 2022 Grants. Incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*

10.47	2022 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*
10.48	2022 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*
10.49
2022 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*

10.50	2022 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.*
10.51
2022 Long-Term Incentive Compensation Program Overview February 2023 Grants. Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.*

10.52	2023 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.*
10.53	2023 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.*
10.54
2023 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.*

10.55	2023 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.*
10.56
Master Confirmation, as supplemented by two Supplemental Confirmations, for accelerated share repurchase transaction dated March 11, 2019 between Fifth Third Bancorp and JPMorgan Chase Bank, National Association, London Branch. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.**

10.57
Master Confirmation dated as of August 5, 2019, as supplemented by a Supplemental Confirmation dated August 5, 2019, for accelerated share repurchase transaction between Fifth Third Bancorp and Citibank, N.A. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019.***

10.58
Master Confirmation dated September 30, 2024, for accelerated share repurchase transaction between Fifth Third Bancorp, Deutsche Bank AG, London Branch and Deutsche Bank Securities Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.***

10.59
Master Confirmation dated December 13, 2024, for accelerated share repurchase transaction between Fifth Third Bancorp, Royal Bank of Canada and RBC Capital Markets, LLC. Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

208 Fifth Third Bancorp

10.60
Supplemental Confirmation dated January 22, 2025, to Master Confirmation dated December 13, 2024, for accelerated share repurchase transaction between Fifth Third Bancorp and RBC Capital Markets, LLC, as agent for Royal Bank of Canada. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.***

10.61
Two Supplemental Confirmations dated July 18, 2025 to Master Confirmation dated as of September 30, 2024 for accelerated share repurchase transaction between Fifth Third Bancorp, Deutsche Bank AG, London Branch and Deutsche Bank Securities Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025.***

10.62
2023 Long-Term Incentive Compensation Program Overview February 2024 Grants. Incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.*

10.63	2024 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.*
10.64	2024 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.*
10.65
2024 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.*

10.66	Form of 2024 Restricted Stock Unit Retention Agreement. Incorporated by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.*
10.67
Form of 2024 Restricted Stock Unit Retention Agreement subject to additional covenant. Incorporated by reference to Exhibit 10.77 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.*

10.68	2024 Restricted Stock Unit Agreement (for Directors). Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024. *
10.69
2024 Long-Term Incentive Compensation Program Overview February 2025 Grants. Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.*

10.70	2025 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.74 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.*
10.71	2025 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.75 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.*
10.72	2025 Restricted Stock Unit Agreement (for Directors). Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025.*
10.73	2025 Long-Term Incentive Compensation Program Overview February 2026 Grants.*
10.74	2026 Performance Share Award Agreement.*
10.75	2026 Restricted Stock Unit Award Agreement (for Executive Officers).*
19	Enterprise Insider Trading and Ethical Investing Policy.
21	Fifth Third Bancorp Subsidiaries, as of February 15, 2026.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
97	Compensation Clawback and Disclosure Policy. Incorporated by reference to Exhibit 97 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
99.1	Stipulated Final Judgment and Order filed July 9, 2024. Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on July 9, 2024.
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
Registrant

/s/ Timothy N. Spence
Timothy N. Spence
Chairman, Chief Executive Officer and President
Principal Executive Officer
February 24, 2026

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 24, 2026 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

/s/ Timothy N. Spence
Timothy N. Spence
Chairman, Chief Executive Officer and President
Principal Executive Officer

/s/ Bryan D. Preston
Bryan D. Preston
Executive Vice President and Chief Financial Officer
Principal Financial Officer

/s/ Jeffrey A. Lopper
Jeffrey A. Lopper
Senior Vice President and Chief Accounting Officer
Principal Accounting Officer

DIRECTORS:

/s/ Timothy N. Spence
Timothy N. Spence
Chairman

/s/ Nicholas K. Akins
Nicholas K. Akins
Lead Independent Director

/s/ Priscilla Almodovar
Priscilla Almodovar

/s/ B. Evan Bayh III
B. Evan Bayh III

/s/ Jorge L. Benitez
Jorge L. Benitez

/s/ Katherine B. Blackburn
Katherine B. Blackburn

/s/ Linda W. Clement-Holmes
Linda W. Clement-Holmes

/s/ C. Bryan Daniels
C. Bryan Daniels

/s/ Laurent Desmangles
Laurent Desmangles

/s/ Mitchell S. Feiger
Mitchell S. Feiger

/s/ Gary R. Heminger
Gary R. Heminger

/s/ Derek J. Kerr
Derek J. Kerr

/s/ Eileen A. Mallesch
Eileen A. Mallesch

/s/ Kathleen A. Rogers
Kathleen A. Rogers

/s/ Barbara R. Smith
Barbara R. Smith

/s/ Michael G. Van de Ven
Michael G. Van de Ven

210 Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)
	Interest-Earning Assets
Year	Loans and Leases	Other Short-Term Investments	Investment Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets
2025	$123,399	14,915	54,974	193,288	2,508	18,040	211,483
2024	117,724	20,457	56,619	194,800	2,677	17,637	212,806
2023	122,282	11,934	57,527	191,743	2,772	16,169	208,426
2022	120,561	12,419	53,346	186,326	3,093	19,490	206,929
2021	114,117	33,243	37,018	184,378	3,055	21,050	206,324
2020	114,411	21,935	36,342	172,688	2,978	20,933	194,230
2019	107,794	2,140	35,470	145,404	2,748	16,903	163,936
2018	93,876	1,476	33,553	128,905	2,200	12,203	142,183
2017	92,731	1,390	32,172	126,293	2,224	13,236	140,527
2016	94,320	1,866	30,099	126,285	2,303	14,870	142,173

AVERAGE DEPOSITS AND AVERAGE SHORT-TERM BORROWINGS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)
	Deposits
Year	Demand	Interest Checking	Savings	Money Market	Certificates of Deposit(a)	Total	Short-Term Borrowings	Total
2025	$40,926	57,484	16,663	37,406	12,749	165,228	4,930	170,158
2024	40,314	58,757	17,594	36,165	14,606	167,436	3,231	170,667
2023	46,195	52,536	20,872	30,943	13,630	164,176	5,351	169,527
2022	60,185	46,005	23,445	29,326	4,030	162,991	4,925	167,916
2021	62,028	46,014	20,531	30,631	3,744	162,948	1,440	164,388
2020	47,111	47,146	16,440	29,879	7,455	148,031	2,094	150,125
2019	34,343	37,132	14,041	25,879	9,974	121,369	2,313	123,682
2018	32,634	30,657	13,330	21,769	6,532	104,922	3,120	108,042
2017	35,093	27,047	13,958	20,231	6,335	102,664	3,715	106,379
2016	35,862	25,973	14,346	19,523	6,745	102,449	3,351	105,800

INCOME FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
						Per Share
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared
2025	$9,903	3,921	3,035	5,144	2,376	3.56	3.53	1.54
2024	10,426	4,796	2,849	5,033	2,155	3.16	3.14	1.44
2023	9,760	3,933	2,881	5,205	2,212	3.23	3.22	1.36
2022	6,587	978	2,766	4,719	2,330	3.38	3.35	1.26
2021	5,211	441	3,118	4,748	2,659	3.78	3.73	1.14
2020	5,572	790	2,830	4,718	1,323	1.84	1.83	1.08
2019	6,254	1,457	3,536	4,660	2,419	3.38	3.33	0.94
2018	5,183	1,043	2,790	3,958	2,118	3.11	3.06	0.74
2017	4,489	691	3,224	3,782	2,105	2.86	2.81	0.60
2016	4,193	578	2,696	3,737	1,472	1.92	1.91	0.53

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
		Equity
Year	Common Shares Outstanding	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total	Book Value Per Share	Allowance for Loan and Lease Losses
2025	661,197,787	$2,051	1,770	3,831	25,488	(3,110)	(8,306)	21,724	30.18	2,253
2024	669,853,830	2,051	2,116	3,804	24,150	(4,636)	(7,840)	19,645	26.17	2,352
2023	681,124,810	2,051	2,116	3,757	22,997	(4,487)	(7,262)	19,172	25.04	2,322
2022	683,385,880	2,051	2,116	3,684	21,689	(5,110)	(7,103)	17,327	22.26	2,194
2021	682,777,664	2,051	2,116	3,624	20,236	1,207	(7,024)	22,210	29.43	1,892
2020	712,760,325	2,051	2,116	3,635	18,384	2,601	(5,676)	23,111	29.46	2,453
2019	708,915,629	2,051	1,770	3,599	18,315	1,192	(5,724)	21,203	27.41	1,202
2018	646,630,857	2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	23.07	1,103
2017	693,804,893	2,051	1,331	2,790	14,957	73	(5,002)	16,200	21.43	1,196
2016	750,479,299	2,051	1,331	2,756	13,290	59	(3,433)	16,054	19.62	1,253
(a) Includes CDs $250,000 or less and CDs over $250,000.

211 Fifth Third Bancorp

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP DIRECTORS	FIFTH THIRD BANCORP OFFICERS	REGIONAL PRESIDENTS
Timothy N. Spence
Chairman, Chief Executive Officer & President
Fifth Third Bancorp

Nicholas K. Akins, Lead Director
Retired Chairman & Chief Executive Officer
American Electric Power Company

Priscilla Almodovar
Former President & Chief Executive Officer
Federal National Mortgage Association

B. Evan Bayh, III
Senior Advisor
Apollo Global Management

Jorge L. Benitez
Retired Chief Executive Officer
North America, Accenture plc

Katherine B. Blackburn
Executive Vice President
Cincinnati Bengals, Inc.

Linda W. Clement-Holmes
Retired Chief Information Officer
The Procter & Gamble Company

C. Bryan Daniels
Founding Partner
Prairie Capital

Laurent Desmangles
Retired Senior Partner & Managing Director
Boston Consulting

Mitchell S. Feiger
Retired President & Chief Executive Officer
MB Financial, Inc.

Gary R. Heminger
Retired Chairman & Chief Executive Officer
Marathon Petroleum Corporation

Derek J. Kerr
Retired Vice Chair & Chief Financial Officer
American Airlines Group, Inc.

Eileen A. Mallesch
Retired Chief Financial Officer
Nationwide Property & Casualty Segment, Nationwide Mutual Insurance Company

Kathleen A. Rogers
Retired Executive Vice President
U.S. Bancorp

Barbara R. Smith
Retired Executive Chairman, Former President
& Chief Executive Officer
Commercial Metals Company

Michael G. Van de Ven
Executive Advisor, Former President
& Chief Operating Officer
Southwest Airlines Co.

Timothy N. Spence
Chairman, Chief Executive Officer & President

Bridgit C. Chayt
Executive Vice President &
Head of Commercial Payments

Kala J. Gibson
Executive Vice President &
Chief Corporate Responsibility Officer

Christian Gonzalez
Executive Vice President &
Chief Legal Officer

Kevin J. Khanna
Executive Vice President &
Head of Commercial Bank

Darren J. King
Executive Vice President &
Head of Regional Banking

Kevin P. Lavender
Vice Chairman of Commercial Bank

James C. Leonard
Executive Vice President &
Chief Operating Officer

Jeffrey A. Lopper
Senior Vice President &
Chief Accounting Officer

Nancy C. Pinckney
Executive Vice President &
Chief Human Resource Officer

Bryan D. Preston
Executive Vice President &
Chief Financial Officer

Jude A. Schramm
Executive Vice President &
Chief Information Officer

Peter L. Sefzik
Executive Vice President &
Head of Wealth & Asset Management

Robert P. Shaffer
Executive Vice President &
Chief Risk Officer

Melissa S. Stevens
Executive Vice President &
Chief Marketing Officer

Michael Ash
David Briggs
Scott Daigle
Steve Davis
Brian Enzler
Dan Feldmann
Lee Fite
Stephanie Green
Kimberly Halbauer
Mark Heckler
Francie Henry
Cynthia Jordan
Randy Koporc
Matt Nipper
Tom Partridge
Scott Silvas
Geraud Smith

FIFTH THIRD BANCORP BOARD COMMITTEES

Audit Committee
Eileen A. Mallesch, Chair
B. Evan Bayh, III
Linda W. Clement-Holmes
C. Bryan Daniels
Gary R. Heminger
Derek J. Kerr
Kathleen A. Rogers
Barbara R. Smith

Executive Committee
Timothy N. Spence, Chair
Nicholas K. Akins
Jorge L. Benitez
Linda W. Clement-Holmes
Mitchell S. Feiger
Gary R. Heminger
Eileen A. Mallesch

Human Capital and Compensation Committee
Gary R. Heminger, Chair
Nicholas K. Akins
Jorge L. Benitez
Linda W. Clement-Holmes
Barbara R. Smith

Nominating and Corporate Governance Committee
Jorge L. Benitez, Chair
Nicholas K. Akins
Priscilla Almodovar
Katherine B. Blackburn
Laurent Desmangles
Michael G. Van de Ven

Risk and Compliance Committee
Mitchell S. Feiger, Chair
Priscilla Almodovar
Katherine B. Blackburn
C. Bryan Daniels
Laurent Desmangles
Eileen A. Mallesch
Kathleen A. Rogers
Michael G. Van de Ven

Technology Committee
Linda Clement-Holmes, Chair
B. Evan Bayh, III
Jorge L. Benitez
C. Bryan Daniels
Laurent Desmangles
Mitchell S. Feiger
Derek J. Kerr

212 Fifth Third Bancorp