Form 10-Q
period 2026-03-31
FIFTH THIRD BANCORP
filed 2026-05-05
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
There were 906,311,548 shares of the Registrant’s common stock, without par value, outstanding as of April 30, 2026.

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

ACL: Allowance for Credit Losses	HTM: Held-to-Maturity
AFS: Available-for-Sale	IPO: Initial Public Offering
ALLL: Allowance for Loan and Lease Losses	IRC: Internal Revenue Code
AOCI: Accumulated Other Comprehensive Income (Loss)	IRLC: Interest Rate Lock Commitment
APR: Annual Percentage Rate	IRS: Internal Revenue Service
ARM: Adjustable Rate Mortgage	ISDA: International Swaps and Derivatives Association, Inc.
ASC: Accounting Standards Codification	LIBOR: London Interbank Offered Rate
ASU: Accounting Standards Update	LIHTC: Low-Income Housing Tax Credit
ATM: Automated Teller Machine	LLC: Limited Liability Company
BOLI: Bank Owned Life Insurance	LTV: Loan-to-Value Ratio
bps: Basis Points	MD&A: Management’s Discussion and Analysis of Financial
C&I: Commercial and Industrial	Condition and Results of Operations
CD: Certificate of Deposit	MSR: Mortgage Servicing Right
CDC: Fifth Third Community Development Corporation and Fifth Third	N/A: Not Applicable
Community Development Company, LLC	NAV: Net Asset Value
CET1: Common Equity Tier 1	NII: Net Interest Income
CFPB: United States Consumer Financial Protection Bureau	NM: Not Meaningful
DCF: Discounted Cash Flow	OAS: Option-Adjusted Spread
DTCC: Depository Trust & Clearing Corporation	OCC: Office of the Comptroller of the Currency
ERMC: Enterprise Risk Management Committee	OCI: Other Comprehensive Income (Loss)
EVE: Economic Value of Equity	OREO: Other Real Estate Owned
FASB: Financial Accounting Standards Board	PCD: Purchase Credit-Deteriorated
FDIC: Federal Deposit Insurance Corporation	PSL: Purchased Seasoned Loans
FHA: Federal Housing Administration	ROU: Right-of-Use
FHLB: Federal Home Loan Bank	SBA: Small Business Administration
FICO: Fair Isaac Corporation (credit rating)	SEC: United States Securities and Exchange Commission
FINRA: Financial Industry Regulatory Authority	SOFR: Secured Overnight Financing Rate
FRB: Federal Reserve Bank	TBA: To Be Announced
FTE: Fully Taxable Equivalent	TILA: Truth in Lending Act
FTP: Funds Transfer Pricing	U.S.: United States of America
FTS: Fifth Third Securities, Inc.	U.S. GAAP: United States Generally Accepted Accounting
GDP: Gross Domestic Product	Principles
GNMA: Government National Mortgage Association	VA: United States Department of Veterans Affairs
GSE: United States Government Sponsored Enterprise	VIE: Variable Interest Entity

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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2026, the Bancorp had $297 billion in assets and operated 1,489 full-service banking centers and 2,643 Fifth Third ATMs in fifteen states throughout its footprint. The Bancorp reports on three business segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, refer to the Glossary of Abbreviations and Acronyms in this report for a list of terms included as a tool for the reader of this Quarterly Report on Form 10-Q. The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2026, net interest income on an FTE basis and noninterest income provided 68% and 32% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from wealth and asset management revenue, commercial payments revenue, consumer banking revenue, capital markets fees, commercial banking revenue, mortgage banking net revenue, other noninterest income and net securities gains or losses. Noninterest expense includes compensation and benefits, technology and communications, net occupancy expense, card and processing expense, equipment expense, marketing expense, loan and lease expense and other noninterest expense.

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

On February 1, 2026, the Bancorp issued 16,000,000 depository shares representing 400,000 shares of 6.875% fixed‑rate reset non‑cumulative perpetual preferred stock, Series M, to holders of Comerica’s outstanding Series B preferred stock as of January 30, 2026. Each Series M share carries a $1,000 liquidation preference and pays non‑cumulative quarterly dividends at a 6.875% rate, accruing from January 1, 2026, with the first payment due April 1, 2026. Subject to regulatory approval, the Bancorp may redeem the Series M shares, in whole or in part, on any dividend payment date on or after October 1, 2030, or in whole within 90 days following a regulatory capital event. The Series M preferred stock is perpetual and is not convertible into common stock or any other securities.

Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for more information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Senior Notes Offerings
On January 29, 2026, the Bancorp issued and sold $1.0 billion of fixed-rate/floating-rate senior notes which will mature on April 29, 2032. The senior notes will bear interest at a rate of 4.566% per annum to, but excluding, April 29, 2031. From, and including, April 29, 2031, to, but excluding, the maturity date, the senior notes will bear interest at a rate of compounded SOFR plus 0.95%.

On January 29, 2026, the Bancorp issued and sold $1.0 billion of fixed-rate/floating-rate senior notes which will mature on January 29, 2037. The senior notes will bear interest at a rate of 5.141% per annum to, but excluding, January 29, 2036. From, and including, January 29, 2036 to, but excluding, the maturity date, the senior notes will bear interest at a rate of compounded SOFR plus 1.24%.

Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for more information.

Proposed Updates to Regulatory Requirements for Capital
On March 19, 2026, the U.S. banking agencies issued notices of proposed rulemaking to revise the U.S. regulatory capital framework to finalize the post-crisis Basel III reforms. Comments are due by June 18, 2026 with final implementation expected to include a multi-year transition. Under the Federal Reserve’s enhanced prudential standards tailoring framework, the Bancorp is currently a Category IV banking organization and expects, as a result of the Comerica acquisition, to become subject to standards applicable to Category III banking organizations by the end of 2026. The Bank, as the Bancorp’s insured depository institution subsidiary, would also be subject to certain requirements applicable to Category III or Category IV banking organizations. As either Category III or Category IV institutions, the Bancorp and the Bank would not be required to adopt the new expanded risk‑based approach under the proposed rules, although the proposed rules would permit an election to adopt the expanded risk‑based approach. However, if implemented as proposed, the rules would impact how the Bancorp and the Bank calculate capital requirements. Effective dates for the proposed rules were not proposed. The Bancorp is in the process of evaluating this proposed rulemaking and assessing its potential impact.

Key Performance Indicators
The Bancorp, as a banking institution, utilizes various key indicators of financial condition and operating results in managing and monitoring the performance of the business. In addition to traditional financial metrics, such as revenue and expense trends, the Bancorp monitors other financial measures that assist in evaluating growth trends, capital and liquidity strength and operational efficiencies. The Bancorp analyzes these key performance indicators against its past performance, its forecasted performance and with the performance of its peer banking institutions. These indicators may change from time to time as the operating environment and businesses change. There have been no material changes made during the first quarter of 2026 to the Bancorp’s key performance indicators. Refer to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025 for more information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 1: Earnings Summary
	For the three months ended March 31,		%
($ in millions, except for per share data)	2026	2025	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,934	1,437	35
Net interest income (FTE)(a)(b)	1,939	1,442	34
Noninterest income	895	694	29
Total revenue (FTE)(a)(b)	2,834	2,136	33
Provision for credit losses	227	174	30
Noninterest expense	2,395	1,304	84
Net income	165	515	(68)
Dividends on preferred stock	37	37	—
Net income available to common shareholders	128	478	(73)
Common Share Data
Earnings per share - basic	$0.16	0.71	(77)
Earnings per share - diluted	0.15	0.71	(79)
Cash dividends declared per common share	0.40	0.37	8
Book value per share	35.24	27.41	29
Market value per share	46.46	39.20	19
Financial Ratios
Return on average assets	0.25%	0.99	(75)
Return on average common equity	1.8	10.8	(83)
Return on average tangible common equity(b)	3.5	15.2	(77)
Dividend payout	250.0	52.1	380
Credit Quality
Net losses charged-off as a percent of average portfolio loans and leases (annualized)	0.37%	0.46	(20)
ALLL as a percent of portfolio loans and leases	1.66	1.95	(15)
ACL as a percent of portfolio loans and leases	1.79	2.07	(14)
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.57	0.81	(30)
Regulatory Capital Ratios
CET1 risk-based capital	9.89%	10.43	(5)
Tier 1 risk-based capital	10.79	11.71	(8)
Total risk-based capital	12.50	13.63	(8)
Leverage	10.22	9.23	11
(a)Amounts presented on an FTE basis. The FTE adjustments were $5 for both the three months ended March 31, 2026 and 2025.
(b)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
Net interest income on an FTE basis (non-GAAP) was $1.9 billion for the three months ended March 31, 2026, increasing $497 million compared to the same period in the prior year. Net interest income for the three months ended March 31, 2026 reflected the impact of the Comerica acquisition, including $73.0 billion of interest-earning assets acquired as well as $48.2 billion of interest-bearing liabilities and $24.9 billion of noninterest-bearing liabilities assumed on February 1, 2026. Net interest income for the three months ended March 31, 2026 was positively impacted by higher average balances of interest-earning assets primarily driven by the previously mentioned Comerica acquisition and lower funding costs due to the benefit of lower short-term market rates. Additionally, the increase for the three months ended March 31, 2026 was also driven by a decrease in the average balances of FHLB advances. These positive impacts were partially offset by increases in interest expense primarily due to higher average balances of interest-bearing core deposits and long-term debt primarily driven by the previously mentioned Comerica acquisition and lower yields on average loans and leases and average other short-term investments driven by lower short-term market rates. Additionally, net interest income for the three months ended March 31, 2026 included $38 million of amortization and accretion of purchase accounting premiums and discounts related to the Comerica acquisition. Net interest margin on an FTE basis (non-GAAP) was 3.30% for the three months ended March 31, 2026 compared to 3.03% for the comparable period in the prior year.

The provision for credit losses was $227 million and $174 million for the three months ended March 31, 2026 and 2025, respectively. Provision expense for the three months ended March 31, 2026 was affected by factors which caused an increase in the ACL from March 31, 2025, including an increase in provision for the reserve for unfunded commitments recorded as part of the initial recognition of the reserve for unfunded commitments assumed in the Comerica acquisition and an overall deterioration in the economic forecasts used to calculate the ACL, inclusive of a qualitative adjustment to reflect economic uncertainty associated with the ongoing U.S.-Iran conflict. These factors were partially offset by favorable impacts from improvements in the risk profile of the loan and lease portfolio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest income increased $201 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by increases in commercial payments revenue, wealth and asset management revenue, capital markets fees and commercial banking revenue. These increases included two months of activity attributable to the Comerica acquisition.

Noninterest expense increased $1.1 billion for the three months ended March 31, 2026 compared to the same period in the prior year primarily due to increases in compensation and benefits expense, technology and communications expense, card and processing expense, net occupancy expense, marketing expense and other noninterest expense. These increases included direct-merger related expenses as well as two months of activity attributable to the Comerica acquisition.

For more information on net interest income, provision for credit losses, noninterest income and noninterest expense, including impacts of the Comerica acquisition, refer to the Statements of Income Analysis section of MD&A.

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

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended March 31,
($ in millions)	2026	2025
Net interest income (U.S. GAAP)	$1,934	1,437
Add: FTE adjustment	5	5
Net interest income on an FTE basis (1)	$1,939	1,442
Net interest income on an FTE basis (annualized) (2)	7,864	5,848

Interest income (U.S. GAAP)	$2,972	2,432
Add: FTE adjustment	5	5
Interest income on an FTE basis	$2,977	2,437
Interest income on an FTE basis (annualized) (3)	12,073	9,883

Interest expense (annualized) (4)	$4,210	4,035
Noninterest income (5)	895	694
Noninterest expense (6)	2,395	1,304
Average interest-earning assets (7)	237,961	192,808
Average interest-bearing liabilities (8)	172,326	144,285

Ratios:
Net interest margin on an FTE basis (2) / (7)	3.30%	3.03
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.63	2.33
Efficiency ratio on an FTE basis (6) / ((1) + (5))	84.5	61.0

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

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended March 31,
($ in millions)	2026	2025
Net income available to common shareholders (U.S. GAAP)	$128	478
Add: Intangible amortization, net of tax	34	6
Tangible net income available to common shareholders	$162	484
Tangible net income available to common shareholders (annualized) (1)	657	1,963

Average Bancorp shareholders’ equity (U.S. GAAP)	$30,108	20,000
Less: Average preferred stock	2,040	2,116
Average goodwill	8,686	4,918
Average intangible assets	841	86
Average tangible common equity (2)	$18,541	12,880

Return on average tangible common equity (1) / (2)	3.5%	15.2

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	March 31, 2026	December 31, 2025
Total Bancorp shareholders’ equity (U.S. GAAP)	$34,106	21,724
Less: Preferred stock	2,182	1,770
Goodwill	9,966	4,947
Intangible assets	1,233	69
AOCI	(3,234)	(3,110)
Tangible common equity, excluding AOCI (1)	$23,959	18,048
Add: Preferred stock	2,182	1,770
Tangible equity (2)	$26,141	19,818

Total assets (U.S. GAAP)	$297,039	214,376
Less: Goodwill	9,966	4,947
Intangible assets	1,233	69
AOCI, before tax	(4,255)	(4,092)
Tangible assets, excluding AOCI (3)	$290,095	213,452

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	9.01%	9.28
Tangible common equity as a percentage of tangible assets (1) / (3)	8.26	8.46

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standard applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, goodwill, legal contingencies and fair value measurements. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the valuation techniques or models during the three months ended March 31, 2026.

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

Table 5 presents the components of net interest income, net interest margin and net interest rate spread for the three months ended March 31, 2026 and 2025, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.9 billion for the three months ended March 31, 2026, increasing $497 million compared to the same period in the prior year. Net interest income for the three months ended March 31, 2026 reflected the impact of the Comerica acquisition, including $73.0 billion of interest-earning assets acquired as well as $48.2 billion of interest-bearing liabilities and $24.9 billion of noninterest-bearing liabilities assumed on February 1, 2026. Net interest income for the three months ended March 31, 2026 was positively impacted by higher average balances of interest-earning assets primarily driven by the previously mentioned Comerica acquisition and lower funding costs due to the benefit of lower short-term market rates. Additionally, the increase for the three months ended March 31, 2026 was also driven by a decrease in the average balances of FHLB advances. These positive impacts were partially offset by increases in interest expense primarily due to higher average balances of interest-bearing core deposits and long-term debt primarily driven by the previously mentioned Comerica acquisition and lower yields on average loans and leases and average other short-term investments driven by lower short-term market rates. The increase in average long-term debt for the three months ended March 31, 2026 also reflected the Bancorp’s January 2026 issuance of $2.0 billion of fixed-rate/floating-rate senior notes. Additionally, net interest income for the three months ended March 31, 2026 included $38 million of amortization and accretion of purchase accounting premiums and discounts related to the Comerica acquisition.

Net interest rate spread on an FTE basis (non-GAAP) was 2.63% for the three months ended March 31, 2026 compared to 2.33% for the same period in the prior year. Changes in market rates resulted in a decrease in rates paid on average interest-bearing liabilities of 36 bps, partially offset by a decrease in yields on average interest-earning assets of 6 bps for the three months ended March 31, 2026 compared to the same period in the prior year.

Net interest margin on an FTE basis (non-GAAP) was 3.30% for the three months ended March 31, 2026 compared to 3.03% for the comparable period in the prior year. Net interest margin for the three months ended March 31, 2026 was positively impacted by the Comerica acquisition, primarily driven by the aforementioned amortization and accretion of purchase accounting premiums and discounts, as well as the benefit of investment securities repositioning and deposit mix shift.

Interest income on an FTE basis (non-GAAP) from loans and leases increased $477 million during the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by an increase in the average balances of loans and leases, partially offset by a decrease in yields on average commercial loans and leases associated with lower short-term market rates. Interest income on an FTE basis (non-GAAP) from securities and other short-term investments increased $63 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to increases in the average balances of other short-term investments and taxable securities coupled with an increase in the yields on average taxable securities, partially offset by lower yields on average other short-term investments due to lower short-term market rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest expense on average core deposits increased $72 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily due to an increase in the average balances of interest-bearing core deposits, partially offset by a decrease in the cost of average interest-bearing core deposits to 212 bps for the three months ended March 31, 2026 from 239 bps for the three months ended March 31, 2025.

Interest expense on average wholesale funding decreased $29 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to a decrease in the average balances of FHLB advances and a decrease in the rates paid on average wholesale funding, partially offset by an increase in the average balances of long-term debt. During the three months ended March 31, 2026, average wholesale funding represented 13% of average interest-bearing liabilities compared to 15% for the three months ended March 31, 2025. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Average Balance Sheet
On an average basis, interest-earning assets increased $45.2 billion, or 23%, for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by the impact of the Comerica acquisition on February 1, 2026 which included the acquisition of $46.5 billion of commercial loans and leases, $4.1 billion of consumer loans, $11.2 billion of other short-term investments and $11.2 billion of securities.

On an average basis, interest-bearing liabilities increased $28.0 billion, or 19%, for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by the impact of the Comerica acquisition which included the assumption of $40.6 billion of interest-bearing core deposits and $5.5 billion of long-term debt. Average core deposits represented 78% and 77% of average total assets for the three months ended March 31, 2026 and 2025, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	March 31, 2026			March 31, 2025			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$73,302	1,066	5.89%	$53,430	819	6.22%	$291	(44)	247
Commercial mortgage loans	22,005	318	5.85	12,388	182	5.97	140	(4)	136
Commercial construction loans	7,287	116	6.45	5,813	99	6.92	24	(7)	17
Commercial leases	3,347	40	4.86	3,110	37	4.80	3	—	3
Total commercial loans and leases	$105,941	1,540	5.89%	$74,741	1,137	6.17%	$458	(55)	403
Residential mortgage loans	19,414	200	4.18	17,980	176	3.96	14	10	24
Home equity	6,065	105	7.02	4,222	79	7.57	32	(6)	26
Indirect secured consumer loans	18,105	247	5.54	16,476	226	5.57	22	(1)	21
Credit card	1,659	57	13.94	1,627	59	14.76	1	(3)	(2)
Solar energy installation loans	4,516	91	8.17	4,221	84	8.03	6	1	7
Other consumer loans	2,583	56	8.77	2,497	58	9.37	2	(4)	(2)
Total consumer loans	$52,342	756	5.86%	$47,023	682	5.88%	$77	(3)	74
Total loans and leases	$158,283	2,296	5.88%	$121,764	1,819	6.06%	$535	(58)	477
Securities:
Taxable	58,587	492	3.41	55,205	442	3.25	28	22	50
Exempt from income taxes(b)	1,363	11	3.26	1,393	11	3.18	—	—	—
Other short-term investments	19,728	178	3.67	14,446	165	4.64	52	(39)	13
Total interest-earning assets	$237,961	2,977	5.07%	$192,808	2,437	5.13%	$615	(75)	540
Cash and due from banks	3,066			2,388
Other assets	27,210			17,714
Allowance for loan and lease losses	(2,686)			(2,352)
Total assets	$265,551			$210,558
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$67,369	364	2.19%	$57,964	384	2.69%	$57	(77)	(20)
Savings deposits	17,546	15	0.35	17,226	23	0.53	—	(8)	(8)
Money market deposits	54,219	320	2.39	36,453	218	2.43	105	(3)	102
CDs $250,000 or less	11,641	90	3.14	10,380	92	3.61	11	(13)	(2)
Total interest-bearing core deposits	$150,775	789	2.12%	$122,023	717	2.39%	$173	(101)	72
CDs over $250,000	2,807	24	3.41	2,346	26	4.43	5	(7)	(2)
Federal funds purchased	178	2	3.66	194	2	4.38	—	—	—
Securities sold under repurchase agreements	322	1	1.09	286	1	0.92	—	—	—
FHLB advances	99	1	4.10	4,767	54	4.62	(48)	(5)	(53)
Derivative collateral and other borrowed money	83	1	7.49	84	1	6.46	—	—	—
Long-term debt	18,062	220	4.93	14,585	194	5.38	43	(17)	26
Total interest-bearing liabilities	$172,326	1,038	2.44%	$144,285	995	2.80%	$173	(130)	43
Demand deposits	55,770			39,788
Other liabilities	7,347			6,485
Total liabilities	$235,443			$190,558
Total equity	$30,108			$20,000
Total liabilities and equity	$265,551			$210,558
Net interest income (FTE)(c)		$1,939			$1,442		$442	55	497
Net interest margin (FTE)(c)			3.30%			3.03%
Net interest rate spread (FTE)(c)			2.63			2.33
Interest-bearing liabilities to interest-earning assets			72.42			74.83
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $5 for both the three months ended March 31, 2026 and 2025.
(c)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Provision for Credit Losses
The Bancorp provides, as an expense, an amount for expected credit losses within the loan and lease portfolio and the portfolio of unfunded commitments that is based on factors discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

The provision for credit losses was $227 million and $174 million for the three months ended March 31, 2026 and 2025, respectively. Provision expense for the three months ended March 31, 2026 was affected by factors which caused an increase in the ACL from December 31, 2025, including an increase in provision for the reserve for unfunded commitments recorded as part of the initial recognition of the reserve for unfunded commitments assumed in the Comerica acquisition and an overall deterioration in the economic forecasts used to calculate the ACL, inclusive of a qualitative adjustment to reflect economic uncertainty associated with the ongoing U.S.-Iran conflict. These factors were partially offset by favorable impacts from improvements in the risk profile of the loan and lease portfolio.

The ALLL increased $669 million from December 31, 2025 to $2.9 billion at March 31, 2026. This increase reflects the impact of the Comerica acquisition, including the initial recognition of allowances on PCD loans and leases of $180 million and on PSLs of $481 million as of the acquisition date. At March 31, 2026, the ALLL as a percent of portfolio loans and leases decreased to 1.66%, compared to 1.84% at December 31, 2025.

The reserve for unfunded commitments increased $75 million from December 31, 2025 to $232 million at March 31, 2026. This increase reflects the impact of the Comerica acquisition, which included approximately $75 million in reserves for unfunded commitments recognized on the acquisition date. At March 31, 2026, the ACL as a percent of portfolio loans and leases decreased to 1.79%, compared to 1.96% at December 31, 2025.

Refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 7 of the Notes to Condensed Consolidated Financial Statements for more information on the provision for credit losses, including an analysis of loan and lease portfolio composition, nonperforming assets, net charge-offs and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio and determining the level of the ACL.

Noninterest Income
Noninterest income increased $201 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, which included two months of activity attributable to the Comerica acquisition.

The following table presents the components of noninterest income:

TABLE 6: Components of Noninterest Income
	For the three months ended March 31,
($ in millions)	2026	2025	% Change
Wealth and asset management revenue	$233	172	35
Commercial payments revenue	218	153	42
Consumer banking revenue	146	137	7
Capital markets fees	134	90	49
Commercial banking revenue	105	80	31
Mortgage banking net revenue	44	57	(23)
Other noninterest income	27	14	93
Securities losses, net	(12)	(9)	33
Total noninterest income	$895	694	29

Wealth and asset management revenue increased $61 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily driven by increases in personal asset management revenue, brokerage income and institutional trust income. The Bancorp’s trust and registered investment advisory businesses had approximately $865 billion and $639 billion in total assets under care as of March 31, 2026 and 2025, respectively, and managed $119 billion and $68 billion in assets for individuals, corporations and not-for-profit organizations as of March 31, 2026 and 2025, respectively. These balances reflect the impact of the Comerica acquisition on February 1, 2026, which included $180 billion of assets under care and $43 billion of assets under management.

Commercial payments revenue increased $65 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily driven by higher treasury management fees and merchant payment processing revenue from increased volume, as well as the impact of revenue from the Direct Express government prepaid card program.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Capital markets fees increased $44 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily driven by increases in loan syndication revenue, merger and acquisition fees and revenue from commercial customer derivatives.

Commercial banking revenue increased $25 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily driven by an increase in business lending fees.

Mortgage banking net revenue decreased $13 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

The following table presents the components of mortgage banking net revenue:

TABLE 7: Components of Mortgage Banking Net Revenue
	For the three months ended March 31,
($ in millions)	2026	2025
Origination fees and gains on loan sales	$23	14
Net mortgage servicing revenue:
Gross mortgage servicing fees	70	74
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(49)	(31)
Net mortgage servicing revenue	21	43
Total mortgage banking net revenue	$44	57

Origination fees and gains on loan sales increased $9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily driven by higher volumes of saleable rate lock mortgage loan originations. Residential mortgage loan originations increased to $1.9 billion for the three months ended March 31, 2026 from $1.4 billion for the three months ended March 31, 2025 primarily due to lower mortgage interest rates, which also drove an increase in correspondent channel volume.

The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the Bancorp’s hedging strategy:

TABLE 8: Components of Net Valuation Adjustments on MSRs
	For the three months ended March 31,
($ in millions)	2026	2025
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(11)	19
Changes in fair value:
Due to changes in inputs or assumptions(a)	1	(16)
Other changes in fair value(b)	(39)	(34)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(49)	(31)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

Further detail on the valuation of MSRs can be found in Note 11 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation of the MSR portfolio. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net losses and gains on these securities were immaterial for both the three months ended March 31, 2026 and 2025.

At March 31, 2026 and 2025, the Bancorp serviced $86.7 billion and $92.8 billion, respectively, of residential mortgage loans for other investors.

Other noninterest income increased $13 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to a gain on the swap associated with the sale of Visa, Inc. Class B Shares and an increase in BOLI income, partially offset by impairment charges recognized on bank premises and equipment associated with the acquisition of Comerica. Refer to Note 21 of the Notes to Condensed Consolidated Financial Statements for additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares and impairment charges recognized on bank premises and equipment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net securities losses were $12 million for the three months ended March 31, 2026 compared to $9 million for the three months ended March 31, 2025. For more information, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

Noninterest Expense
Noninterest expense increased $1.1 billion for the three months ended March 31, 2026 compared to the same period in the prior year.

The following table presents the components of noninterest expense:

TABLE 9: Components of Noninterest Expense
	For the three months ended March 31,
($ in millions)	2026	2025	% Change
Compensation and benefits	$1,410	750	88
Technology and communications	204	123	66
Net occupancy expense	140	87	61
Card and processing expense	79	21	276
Equipment expense	55	42	31
Marketing expense	50	28	79
Loan and lease expense	42	30	40
Other noninterest expense	415	223	86
Total noninterest expense	$2,395	1,304	84
Efficiency ratio on an FTE basis(a)	84.5%	61.0
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

The Bancorp incurred direct merger-related expenses associated with the Comerica acquisition. These expenses primarily related to employee change in control and termination expenses, system conversions and other costs of integrating and conforming the acquired operations with those of the Bancorp. The following table provides a summary of the direct merger-related expenses recorded in noninterest expense:

TABLE 10: Merger-Related Items Included in Noninterest Expense
($ in millions)	For the three months ended March 31, 2026
Compensation and benefits	$427
Technology and communications	21
Net occupancy expense	25
Card and processing expense	30
Equipment expense	4
Other noninterest expense	128
Total	$635

In addition to the direct merger-related expenses summarized in Table 10, noninterest expense for the three months ended March 31, 2026 included two months of activity attributable to the Comerica acquisition.

Compensation and benefits expense increased $660 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by $427 million of merger-related expenses, including employee change in control and termination expenses, as well as increases in base compensation and performance-based compensation. Full-time equivalent employees totaled 25,980 at March 31, 2026 compared to 18,786 at March 31, 2025.
Technology and communications expense increased $81 million for the three months ended March 31, 2026, compared to the same period in the prior year primarily driven by $21 million of merger-related expenses and increased investments in strategic initiatives and technology modernization.

Net occupancy expense increased $53 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by $25 million of merger-related expenses and increased expenses associated with the Bancorp’s continued expansion into the Southeast markets as well as into Texas and California.

Card and processing expense increased $58 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by $30 million of merger-related expenses as well as expenses associated with the Direct Express government prepaid card program.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Marketing expense increased $22 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily due to increased spend on customer acquisition activities.

The following table presents the components of other noninterest expense:

TABLE 11: Components of Other Noninterest Expense
	For the three months ended March 31,
($ in millions)	2026	2025
Professional service fees	$72	12
FDIC insurance and other taxes	50	42
Intangible amortization	45	8
Insurance	33	4
Data processing	26	19
Losses and adjustments	25	17
Securities recordkeeping	24	14
Travel	21	16
Leasing business expense	18	18
Dues and subscriptions	18	17
Other, net	83	56
Total other noninterest expense	$415	223

Other noninterest expense increased $192 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by $128 million in merger-related expenses. These expenses primarily included professional service fees, including mergers and acquisitions advisory expense, insurance expense and expense related to retirement termination benefits associated with former employees of Comerica. Additionally, the increase for the three months ended March 31, 2026 included an increase in intangible amortization expense attributable to the Comerica acquisition.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 12: Applicable Income Taxes
	For the three months ended March 31,
($ in millions)	2026	2025
Income before income taxes	$207	653
Applicable income tax expense	42	138
Effective tax rate	20.1%	21.2

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

The effective tax rate decreased to 20.1% for the three months ended March 31, 2026 compared to 21.2% for the same period in the prior year primarily related to an increase in excess benefits related to share-based compensation, partially offset by an increase in state tax expense which included a discrete state tax adjustment related to the Comerica acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
BALANCE SHEET ANALYSIS

Loans and Leases
The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. The following table presents the end of period components of loans and leases, including loans and leases held for sale:

TABLE 13: Components of Loans and Leases (including loans and leases held for sale)
As of ($ in millions)	March 31, 2026	December 31, 2025
Commercial loans and leases:
Commercial and industrial loans	$84,399	52,795
Commercial mortgage loans	27,192	12,257
Commercial construction loans	8,396	5,316
Commercial leases	3,523	3,269
Total commercial loans and leases	$123,510	73,637
Consumer loans:
Residential mortgage loans	20,221	18,310
Home equity	6,735	4,846
Indirect secured consumer loans	18,296	17,964
Credit card	1,658	1,747
Solar energy installation loans	4,465	4,560
Other consumer loans	2,730	2,320
Total consumer loans	$54,105	49,747
Total loans and leases	$177,615	123,384
Total portfolio loans and leases (excluding loans and leases held for sale)	$176,250	122,651

Total loans and leases, including loans and leases held for sale, increased $54.2 billion, or 44%, from December 31, 2025 primarily driven by the Comerica acquisition as the Bancorp acquired commercial and consumer loans and leases of $50.5 billion at acquisition. Table 14 summarizes the detail of loans and leases acquired as a result of the Comerica acquisition on February 1, 2026.

TABLE 14: Loans and Leases Acquired
($ in millions)
Commercial loans and leases:
Commercial and industrial loans	$28,523
Commercial mortgage loans	15,113
Commercial construction loans	2,635
Commercial leases	203
Total commercial loans and leases	$46,474
Consumer loans:
Residential mortgage loans	1,855
Home equity	1,772
Other consumer loans	436
Total consumer loans	$4,063
Total loans and leases	$50,537
Total portfolio loans and leases (excluding loans and leases held for sale)	$50,536

The following discussion excludes the impact of the loans and leases acquired in the Comerica acquisition. Commercial loans and leases increased $3.4 billion, or 5%, from December 31, 2025 primarily due to increases in commercial and industrial loans and commercial construction loans. Commercial and industrial loans increased $3.1 billion, or 6%, from December 31, 2025 primarily as a result of loan originations exceeding payoffs as well as increased line utilization. Commercial construction loans increased $445 million, or 8%, from December 31, 2025 as loan originations exceeded payoffs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. The carrying value of total investment securities, which consist of available-for-sale debt and other securities, held-to-maturity securities, trading debt securities and equity securities, was $64.8 billion and $49.0 billion at March 31, 2026 and December 31, 2025, respectively. The taxable available-for-sale debt and other securities portfolio had an effective duration of 3.6 and 3.8 at March 31, 2026 and December 31, 2025, respectively. The taxable held-to-maturity securities portfolio had an effective duration of 4.7 and 5.1 at March 31, 2026 and December 31, 2025, respectively.

The increase in total investment securities reflects the impact of the Comerica acquisition, including $7.2 billion of available-for-sale debt and other securities, $3.7 billion of held-to-maturity securities, $170 million of trading debt securities and $141 million of equity securities acquired on February 1, 2026.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading typically when bought and held principally for the purpose of selling them in the near term. At March 31, 2026, the Bancorp’s investment securities portfolio consisted primarily of U.S. Treasury and other government guaranteed securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt securities and held-to-maturity securities at both March 31, 2026 and December 31, 2025.

At both March 31, 2026 and December 31, 2025, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during both the three months ended March 31, 2026 and 2025.
The following table summarizes the end of period components of investment securities:

TABLE 15: Components of Investment Securities
As of ($ in millions)	March 31, 2026	December 31, 2025
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$3,454	1,575
Mortgage-backed securities:
Agency residential mortgage-backed securities	15,183	9,138
Agency commercial mortgage-backed securities	24,403	22,307
Non-agency commercial mortgage-backed securities	2,962	3,032
Asset-backed securities and other debt securities	2,438	2,381
Other securities(a)	798	674
Total available-for-sale debt and other securities	$49,238	39,107
Held-to-maturity securities (amortized cost basis):(b)
U.S. Treasury and federal agencies securities	$2,154	2,438
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,612	5,023
Agency commercial mortgage-backed securities	8,621	3,905
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$16,389	11,368
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$698	494
Obligations of states and political subdivisions securities	97	63
Agency residential mortgage-backed securities	50	49
Asset-backed securities and other debt securities	824	451
Total trading debt securities	$1,669	1,057
Total equity securities (fair value)	$544	453
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.
(b)Includes a discount of $715 and $742 at March 31, 2026 and December 31, 2025, respectively, pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the estimated future amortization of unrealized losses related to investment securities transferred from available-for-sale to held-to-maturity. At March 31, 2026, these transferred securities had an estimated weighted-average life of 6.4 years.

TABLE 16: Estimated Amortization of Unrealized Losses on Securities Transferred to Held-to-Maturity
As of March 31, 2026 ($ in millions)
Remainder of 2026	$33
2027	55
2028	85
2029	40
2030	34
Thereafter	468
Unamortized portion of unrealized losses	$715

On an amortized cost basis, available-for-sale debt and other securities and held-to-maturity securities comprised 25% and 26% of total interest-earning assets at March 31, 2026 and December 31, 2025, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 4.8 years and 5.1 years at March 31, 2026 and December 31, 2025, respectively. In addition, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.36% and 3.09% at March 31, 2026 and December 31, 2025, respectively. The held-to-maturity securities portfolio had an estimated weighted-average life of 5.8 years and 6.4 years at March 31, 2026 and December 31, 2025, respectively. In addition, the held-to-maturity securities portfolio had a weighted-average yield of 3.78% and 3.50% at March 31, 2026 and December 31, 2025, respectively.

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

The fair values of investment securities are impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen, and, conversely, increases when interest rates decrease or when credit spreads contract. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $3.1 billion and $2.9 billion at March 31, 2026 and December 31, 2025, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Characteristics of Available-for-Sale Debt and Other Securities
As of March 31, 2026 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$2,018	2,017	0.4	3.72%
Average life after one year through five years	1,436	1,437	2.6	3.84
Total	$3,454	3,454	1.3	3.77%
Agency residential mortgage-backed securities:
Average life within one year	131	131	0.4	2.50
Average life after one year through five years	7,725	7,624	3.4	4.63
Average life after five years through ten years	7,029	6,607	7.7	3.87
Average life after ten years	298	232	11.3	2.81
Total	$15,183	14,594	5.5	4.22%
Agency commercial mortgage-backed securities:(a)
Average life within one year	1,268	1,253	0.6	2.71
Average life after one year through five years	10,849	10,332	2.9	2.82
Average life after five years through ten years	10,672	9,349	7.0	2.86
Average life after ten years	1,614	1,304	11.8	2.70
Total	$24,403	22,238	5.1	2.82%
Non-agency commercial mortgage-backed securities:
Average life within one year	593	585	0.6	2.87
Average life after one year through five years	830	783	2.9	3.06
Average life after five years through ten years	1,539	1,383	5.6	2.81
Total	$2,962	2,751	3.8	2.89%
Asset-backed securities and other debt securities:
Average life within one year	280	279	0.4	3.37
Average life after one year through five years	1,807	1,711	3.2	3.14
Average life after five years through ten years	351	336	6.4	4.08
Total	$2,438	2,326	3.3	3.30%
Other securities	798	798
Total available-for-sale debt and other securities	$49,238	46,161	4.8	3.36%
(a)Taxable-equivalent yield adjustments included in the above table are 0.04%, 0.11% and 0.02% for securities with an average life between 5 and 10 years, average life greater than 10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Characteristics of Held-to-Maturity Securities
As of March 31, 2026 ($ in millions)	Amortized Cost(b)	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$298	298	0.2	2.31%
Average life after one year through five years	1,856	1,859	2.3	2.48
Total	$2,154	2,157	2.0	2.46%
Agency residential mortgage-backed securities:
Average life after one year through five years	429	438	3.9	6.15
Average life after five years through ten years	5,169	5,100	8.5	3.60
Average life after ten years	14	14	10.1	3.43
Total	$5,612	5,552	8.1	3.79%
Agency commercial mortgage-backed securities:(a)
Average life within one year	10	10	0.2	3.58
Average life after one year through five years	3,261	3,268	3.8	4.07
Average life after five years through ten years	5,179	5,177	5.9	4.10
Average life after ten years	171	175	11.2	5.09
Total	$8,621	8,630	5.2	4.11%
Asset-backed securities and other debt securities:
Average life after five years through ten years	2	2	9.6	6.99
Total	$2	2	9.6	6.99%
Total held-to-maturity securities	$16,389	16,341	5.8	3.78%
(a)Taxable-equivalent yield adjustments included in the above table are 0.03%, 0.93% and 0.04% for securities with an average life between 5 and 10 years, average life greater than 10 years and in total, respectively.
(b)Includes a discount of $715 pertaining to the unamortized portion of unrealized losses on HTM securities.

Other Short-Term Investments
Other short-term investments have original maturities less than one year and primarily include interest-bearing balances that are funds on deposit at the FRB or other depository institutions. Other short-term investments are used as an extension of the investment securities portfolio to manage liquidity risk. Other short-term investments were $17.5 billion at March 31, 2026, a decrease of $1.4 billion from December 31, 2025. This decrease was primarily driven by the strategic redeployment of liquidity into investment securities to proactively manage interest rate risk as well as an increase in loans and leases during the three months ended March 31, 2026, partially offset by other short-term investment balances acquired in connection with the acquisition of Comerica.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates and through its strategy of expanding retail presence in high-growth markets, such as in the Southeast and Texas.

The following table presents the end of period components of deposits:

TABLE 19: Components of Deposits
As of ($ in millions)	March 31, 2026	December 31, 2025
Demand	$65,335	42,647
Interest checking	72,425	61,155
Savings	18,610	16,155
Money market	62,345	39,285
Total transaction deposits	$218,715	159,242
CDs $250,000 or less	11,807	10,599
Total core deposits	$230,522	169,841
CDs over $250,000(a)	3,099	1,978
Total deposits	$233,621	171,819
(a)Includes $287 and $777 of retail brokered CDs which are fully covered by FDIC insurance as of March 31, 2026 and December 31, 2025, respectively.

Total deposits increased $61.8 billion, or 36%, from December 31, 2025 due to the Comerica acquisition as the Bancorp assumed commercial and consumer deposit balances of $65.2 billion at acquisition. Table 20 summarizes the detail of deposits assumed as a result of the Comerica acquisition on February 1, 2026.

TABLE 20: Deposits Assumed
($ in millions)
Demand	$22,509
Interest checking	13,660
Savings	1,970
Money market	22,962
Total transaction deposits	$61,101
CDs $250,000 or less	2,046
Total core deposits	$63,147
CDs over $250,000	2,042
Total deposits	$65,189

The following discussion excludes the impact of the deposits assumed in the Comerica acquisition. Core deposits decreased $2.5 billion, or 1%, from December 31, 2025 due to decreases in transaction deposits and CDs $250,000 or less. Transaction deposits decreased $1.6 billion, or 1%, from December 31, 2025 primarily driven by a decrease in interest checking deposits, partially offset by an increase in savings deposits. Interest checking deposits decreased $2.4 billion, or 4%, from December 31, 2025 primarily as a result of seasonal impacts which contributed to lower balances per commercial customer account. Savings deposits increased $485 million, or 3%, from December 31, 2025 primarily as a result of higher average balances per consumer customer account, which is partially attributable to seasonality. CDs $250,000 or less decreased $838 million, or 8%, from December 31, 2025 primarily due to lower balances per customer account driven by maturities which outpaced new issuances given current market conditions.

CDs over $250,000 decreased $921 million, or 47%, from December 31, 2025 primarily due to maturities of retail brokered CDs.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. As of March 31, 2026 and December 31, 2025, approximately $136.1 billion, or 58%, and $101.8 billion, or 59%, respectively, of the Bancorp’s domestic deposits were estimated to be insured. As of March 31, 2026 and December 31, 2025, approximately $97.1 billion and $69.8 billion, respectively, of the Bancorp’s domestic deposits were estimated to be uninsured. At March 31, 2026 and December 31, 2025, approximately $2.1 billion and $1.1 billion, respectively, of domestic time deposits were estimated to be uninsured. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. For further information on the components of short-term borrowings, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes the end of period components of borrowings:

TABLE 21: Components of Borrowings
As of ($ in millions)	March 31, 2026	December 31, 2025
Short-term borrowings	$1,289	926
Long-term debt	18,753	13,589
Total borrowings	$20,042	14,515

Total borrowings increased $5.5 billion, or 38%, from December 31, 2025 primarily due to an increase in long-term debt of $5.2 billion attributable to the long-term debt assumed in the Comerica acquisition totaling $5.5 billion. For further information refer to Note 14 of the Notes to Condensed Consolidated Financial Statements. Additionally, the increase for the three months ended March 31, 2026 included the issuance of senior fixed-rate/floating-rate notes in January 2026 totaling $2.0 billion, partially offset by $2.3 billion of redemptions and maturities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
BUSINESS SEGMENT REVIEW
The Bancorp has three reportable segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management. Additional information on each segment is included in Note 22 of the Notes to Condensed Consolidated Financial Statements. Results of the Bancorp’s segments are presented based on its management structure and management accounting practices, which are specific to the Bancorp. Therefore, the financial results of the Bancorp’s segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices and businesses change.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. In general, the charge rates on assets decreased since December 31, 2025 as they were affected by the prevailing level of interest rates and repricing characteristics of the portfolio and to a lesser extent the impact of reduced liquidity premium assumptions throughout 2025. The credit rates for deposit products have also decreased since December 31, 2025 due to decreasing short-term interest rates and reduced liquidity premium assumptions.

For more information about the Bancorp’s FTP process and other allocation methodologies, refer to the Business Segment Review section included in MD&A of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Results of the Bancorp’s segments for the three months ended March 31, 2026 included two months of activity attributable to the Comerica acquisition.

The following table summarizes income (loss) before income taxes on an FTE basis by segment:

TABLE 22: Income (Loss) Before Income Taxes (FTE) by Segment
	For the three months ended March 31,
($ in millions)	2026	2025
Commercial Banking	$427	262
Consumer and Small Business Banking	472	522
Wealth and Asset Management	64	52
General Corporate and Other(a)	(751)	(178)
Income before income taxes (FTE)(b)	$212	658
(a)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.
(b)Includes FTE adjustments of $5 for both the three months ended March 31, 2026 and 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Commercial Banking
Commercial Banking offers credit intermediation, cash management and financial services to large and middle-market businesses and government and professional customers.

The following table contains selected financial data for the Commercial Banking segment:

TABLE 23: Commercial Banking
	For the three months ended March 31,
($ in millions)	2026	2025
Income Statement Data
Net interest income (FTE)(a)	$878	552
Provision for credit losses	158	80
Net interest income after provision for credit losses	720	472
Noninterest income	441	301
Noninterest expense	734	511
Income before income taxes (FTE)(a)	$427	262
Average Balance Sheet Data
Loans and leases, including held for sale	$96,110	68,413
Noninterest-bearing deposits	26,560	15,929
Interest-bearing deposits	59,047	44,765
(a)Includes FTE adjustments of $3 for both the three months ended March 31, 2026 and 2025.

Income before income taxes on an FTE basis was $427 million for the three months ended March 31, 2026 compared to $262 million for the same period in the prior year. The increase was driven by increases in net interest income on an FTE basis and noninterest income, partially offset by increases in noninterest expense and provision for credit losses.

Net interest income on an FTE basis increased $326 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by an increase in the average balances of commercial loans and leases, an increase in FTP credits on deposits and a decrease in rates paid on average interest-bearing deposits. These positive impacts were partially offset by an increase in FTP charges on commercial loans and leases, an increase in the average balances of deposits and a decrease in yields on average commercial loans and leases.

Provision for credit losses increased $78 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by an increase in the allocated provision for credit losses related to commercial criticized assets. Annualized net charge-offs as a percent of average portfolio loans and leases decreased to 24 bps for the three months ended March 31, 2026 compared to 31 bps for the same period in the prior year.

Noninterest income increased $140 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily due to increases in commercial payments revenue, capital markets fees and commercial banking revenue. Noninterest expense increased $223 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by increases in other noninterest expense, compensation and benefits expense and card and processing expense.

The average balance sheet data for the Commercial Banking segment was impacted by the Comerica acquisition as the segment was allocated $43.4 billion of loans and leases, $15.7 billion of noninterest-bearing deposits and $21.3 billion of interest-bearing deposits on February 1, 2026. Average loans and leases increased $27.7 billion for the three months ended March 31, 2026 compared to the same period in the prior year primarily due to increases in average commercial and industrial loans and average commercial mortgage loans. Average interest-bearing deposits increased $14.3 billion for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by increases in average money market deposits and average interest checking deposits.

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

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 24: Consumer and Small Business Banking
	For the three months ended March 31,
($ in millions)	2026	2025
Income Statement Data
Net interest income	$1,073	975
Provision for credit losses	89	84
Net interest income after provision for credit losses	984	891
Noninterest income	298	281
Noninterest expense	810	650
Income before income taxes	$472	522
Average Balance Sheet Data
Loans and leases, including held for sale	$54,165	48,986
Noninterest-bearing deposits	26,939	22,650
Interest-bearing deposits	82,017	67,337
Income before income taxes was $472 million for the three months ended March 31, 2026 compared to $522 million for the same period in the prior year. The decrease was primarily driven by an increase in noninterest expense, partially offset by increases in net interest income and noninterest income.

Net interest income increased $98 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by an increase in FTP credits on deposits, an increase in the average balances of loans and leases and a decrease in the rates paid on average interest-bearing deposits. These positive impacts were partially offset by an increase in FTP charges on loans and leases and an increase in the average balances of deposits.

Provision for credit losses increased $5 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by an increase in the allocated provision for credit losses related to commercial criticized assets. Annualized net charge-offs as a percent of average portfolio loans and leases decreased to 65 bps for the three months ended March 31, 2026 compared to 71 bps for the same period in the prior year.

Noninterest income increased $17 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by increases in consumer banking revenue, commercial payments revenue and wealth and asset management revenue, partially offset by a decrease in mortgage banking net revenue. Noninterest expense increased $160 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by increases in compensation and benefits expense, other noninterest expense, net occupancy expense and marketing expense.

The average balance sheet data for the Consumer and Small Business Banking segment was impacted by the Comerica acquisition as the segment was allocated $2.5 billion of loans and leases, $5.5 billion of noninterest-bearing deposits and $18.2 billion of interest-bearing deposits on February 1, 2026. Average loans and leases increased $5.2 billion for the three months ended March 31, 2026 compared to the same period in the prior year primarily due to increases in average home equity, average indirect secured consumer loans and average commercial and industrial loans. Average interest-bearing deposits increased $14.7 billion for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by increases in average money market deposits, average interest checking deposits and average CDs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Wealth and Asset Management
Wealth and Asset Management provides a full range of wealth management solutions for individuals, companies and not-for-profit organizations, including wealth planning, investment management, banking, insurance, trust and estate services.

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 25: Wealth and Asset Management
	For the three months ended March 31,
($ in millions)	2026	2025
Income Statement Data
Net interest income	$83	49
Provision for credit losses	—	—
Net interest income after provision for credit losses	83	49
Noninterest income	164	109
Noninterest expense	183	106
Income before income taxes	$64	52
Average Balance Sheet Data
Loans and leases, including held for sale	$7,970	4,335
Noninterest-bearing deposits	1,058	423
Interest-bearing deposits	11,267	10,397
Income before income taxes was $64 million for the three months ended March 31, 2026 compared to $52 million for the same period in the prior year. The increase for the three months ended March 31, 2026 was driven by increases in noninterest income and net interest income, partially offset by an increase in noninterest expense.
Net interest income increased $34 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by an increase in the average balances of loans and leases, an increase in FTP credits on deposits and a decrease in rates paid on average interest-bearing deposits, partially offset by an increase in FTP charges on loans and leases as well as an increase in the average balances of deposits.

Noninterest income increased $55 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily due to an increase in wealth and asset management revenue. Noninterest expense increased $77 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by increases in other noninterest expense and compensation and benefits expense.

The average balance sheet data for the Wealth and Asset Management segment was impacted by the Comerica acquisition as the segment was allocated $4.6 billion of loans and leases, $1.1 billion of noninterest-bearing deposits and $2.3 billion of interest-bearing deposits on February 1, 2026. Average loans and leases increased $3.6 billion for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by increases in average commercial mortgage loans, average residential mortgage loans and average commercial and industrial loans. Average interest-bearing deposits increased $870 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by increases in average money market deposits and average interest checking deposits, partially offset by a decrease in average savings deposits.

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

Net interest income on an FTE basis increased $39 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by an increase in FTP charges on loans and leases allocated to the segments, increases in interest income on securities and commercial loans and a decrease in interest expense on FHLB advances. These positive impacts were partially offset by an increase in FTP credits on deposits allocated to the segments. The decrease in FTP charges allocated to the segments was primarily driven by decreases in short-term interest rates, primarily affecting the variable-rate asset portfolios. To a lesser extent, decreases in market interest rates and liquidity premium assumptions reduced FTP charges on new fixed-rate loan and lease production relative to the existing portfolio. The decrease in FTP credits allocated to the segments was driven by lower FTP credit rates paid on deposits as a result of lower market interest rates and reduced liquidity premium assumptions. Given the daily repricing option on non-maturity deposits, the FTP credits on deposits earned by the segments generally increases or decreases at a faster pace than the amount of allocated FTP charges on loans and leases. Under the Bancorp’s internal reporting methodology, the Bancorp insulates the segments from interest rate risk associated with fixed-rate lending by transferring this risk to General Corporate and Other through the FTP methodology.

The benefit from credit losses was $20 million for the three months ended March 31, 2026 compared to a provision for credit losses of $10 million for the same period in the prior year. The benefit from credit losses for the three months ended March 31, 2026 was primarily driven by an increase in allocations to the segments, partially offset by an increase in the provision for the reserve for unfunded commitments recorded as part of the initial recognition of the reserve for unfunded commitments assumed in the Comerica acquisition.

Noninterest income decreased $11 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by an increase in net securities losses and impairment charges recognized on bank premises and equipment associated with the acquisition of Comerica, partially offset by a gain on the swap associated with the sale of Visa, Inc. Class B Shares.

Noninterest expense increased $631 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily due to merger-related expenses related to the Comerica acquisition. Refer to the Noninterest Expense subsection of the Statements of Income Analysis section of MD&A for information on the merger-related expenses.

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

The Bancorp is closely monitoring various economic factors and their effects on borrowers, including potential impacts from the U.S.-Iran conflict, in addition to the impact of policy changes on trade, inflation, interest rates, government shutdowns, labor and supply chain issues, market volatility and changes in consumer discretionary spending patterns, including debt and default levels. The Bancorp maintains focus on disciplined client selection, adherence to underwriting policy and attention to potential concentrations of risk.

Refer to the Credit Risk Management subsection of the Risk Management section of MD&A included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the Bancorp’s credit risk management framework.

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

The commercial loan portfolio acquired in connection with the Comerica acquisition is comprised primarily of middle market loans but also includes specialty lending segments. These products serve distinct client needs and broaden the Bancorp’s lending capabilities. The portfolio will be managed within Fifth Third’s credit risk framework to ensure adherence to risk appetite.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 26: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	March 31, 2026			December 31, 2025
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$24,004	35,530	39	13,929	23,228	7
Manufacturing	14,283	29,114	56	8,561	18,998	59
Business services	14,235	23,140	73	6,600	11,128	90
Financial services and insurance	14,097	35,073	21	9,633	21,859	20
Wholesale trade	8,429	17,548	56	5,378	10,566	45
Retail trade	8,326	16,212	56	3,248	7,808	53
Construction	7,271	14,690	32	3,112	7,599	26
Healthcare	6,873	10,104	85	5,834	8,616	45
Accommodation and food	5,502	8,710	16	4,571	7,076	14
Communication and information	4,847	8,699	106	3,191	6,072	53
Mining	3,593	8,967	—	2,103	5,677	—
Transportation and warehousing	3,403	5,861	4	2,381	3,894	5
Utilities	3,058	5,879	9	1,884	3,251	—
Entertainment and recreation	2,561	4,397	3	1,666	3,032	4
Other services	1,667	4,086	17	1,099	1,670	6
Agribusiness	396	713	—	293	606	—
Public administration	314	1,070	—	79	497	—
Total	$122,859	229,793	573	73,562	141,577	427
By Loan Size:
Less than $1 million	6%	6	16	6	5	15
$1 million to $5 million	11	9	14	7	5	10
$5 million to $10 million	9	8	7	4	4	8
$10 million to $25 million	18	16	31	12	10	18
$25 million to $50 million	23	22	16	23	21	25
$50 million to $100 million	19	20	16	26	28	24
Greater than $100 million	14	19	—	22	27	—
Total	100%	100	100	100	100	100
By State:
Texas	18%	17	20	8	9	16
California	16	13	8	11	9	4
Michigan	8	8	5	5	5	5
Illinois	6	5	9	8	7	6
New York	5	5	11	7	6	18
Ohio	5	7	3	8	10	3
Florida	5	4	12	7	7	5
Georgia	3	3	10	3	4	18
Other	34	38	22	43	43	25
Total	100%	100	100	100	100	100

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

TABLE 27: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of March 31, 2026 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$582	978	7,318
Commercial mortgage nonowner-occupied loans	5	246	13,838
Total	$587	1,224	21,156

TABLE 28: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2025 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$423	544	3,392
Commercial mortgage nonowner-occupied loans	—	92	5,800
Total	$423	636	9,192

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

The following tables provide an analysis of nonowner-occupied commercial real estate loans, disaggregated by property location (excluding loans held for sale):

TABLE 29: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of March 31, 2026 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
California	$4,473	6,319	15
Texas	4,247	6,122	3
Florida	2,099	3,173	—
Michigan	1,578	1,965	6
Illinois	1,054	1,282	—
Ohio	875	1,340	—
Nevada	682	820	—
North Carolina	668	1,006	—
Georgia	591	1,077	—
Arizona	507	792	—
All other states	5,866	7,612	5
Total	$22,640	31,508	29
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 30: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2025 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
California	$862	1,262	—
Texas	1,010	1,917	—
Florida	1,377	2,222	—
Michigan	784	990	—
Illinois	979	1,329	—
Ohio	918	1,450	—
Nevada	268	344	—
North Carolina	409	513	—
Georgia	277	676	—
Arizona	75	116	—
All other states	3,859	5,273	5
Total	$10,818	16,092	5
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net charge-offs on nonowner-occupied commercial real estate loans were immaterial for both the three months ended March 31, 2026 and 2025. At March 31, 2026 and 2025, $19 million and $1 million, respectively, of the Bancorp’s nonowner-occupied commercial real estate loans were 90 days past due and still accruing.

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

The consumer loan portfolio acquired in connection with the Comerica acquisition is comprised primarily of residential mortgage, home equity, and other consumer loans. The portfolios will be managed within the Bancorp’s credit risk management framework to ensure adherence to risk appetite.

Residential mortgage portfolio
The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to loan characteristics determined to increase credit risk. Additionally, the portfolio is governed by concentration limits that ensure product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate residential mortgage loans that permit customers to make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $671 million of ARM loans will have rate resets during the next twelve months. Underlying characteristics of these borrowers include a weighted-average origination debt-to-income ratio of 49% and weighted-average origination LTV of 70%. Approximately 41% of these loans are expected to experience an increase in rate upon reset. For those borrowers, rates are expected to increase by an average of approximately 2.4%, resulting in an average increase in monthly payment amount of approximately 53%.

Certain residential mortgage products have characteristics that may increase the Bancorp’s credit loss rates in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTVs, multiple loans secured by the same collateral that when combined result in an LTV greater than 80% and interest-only loans. The Bancorp has deemed residential mortgage loans with greater than 80% LTVs and no mortgage insurance as loans that represent a higher level of risk. Approximately 69% of these loans consist of loans originated through the Bancorp’s loan program for doctors.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 31: Residential Mortgage Portfolio Loans by LTV at Origination
	March 31, 2026		December 31, 2025
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$13,112	64.3%	$11,560	64.3%
LTV > 80%, with mortgage insurance(a)	3,283	95.2	3,133	95.4
LTV > 80%, no mortgage insurance	3,112	91.4	2,959	91.5
Total	$19,507	73.8%	$17,652	74.5%
(a)Includes loans with either borrower or lender paid mortgage insurance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 32: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of March 31, 2026 ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Illinois	$606	—	5
Florida	583	1	5
Ohio	577	1	7
North Carolina	242	—	—
Michigan	230	—	3
Indiana	189	—	2
Georgia	175	—	1
Kentucky	139	—	2
All other states	371	—	3
Total	$3,112	2	28

TABLE 33: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2025 ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Illinois	$599	—	5
Florida	547	—	4
Ohio	576	1	8
North Carolina	238	—	—
Michigan	187	—	2
Indiana	188	—	2
Georgia	169	—	1
Kentucky	140	—	2
All other states	315	—	3
Total	$2,959	1	27

Net charge-offs on residential mortgage loans with an LTV greater than 80% at origination and no mortgage insurance were immaterial for both the three months ended March 31, 2026 and 2025.

Home equity portfolio
The Bancorp’s home equity portfolio of $6.7 billion is primarily comprised of home equity lines of credit that have a 10-year interest-only draw period followed by a 20-year amortization period.

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less, based upon appraisals at origination. As of March 31, 2026, the Bancorp’s outstanding home equity loans of $6.7 billion were predominately located within its footprint and had a weighted-average refreshed FICO score of 753. For additional information on these loans, refer to Tables 35, 36 and 37.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 34: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	March 31, 2026		December 31, 2025
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$154	2%	$95	2%
FICO 660-719	235	3	159	3
FICO ≥ 720	1,530	23	1,099	23
Total senior liens	$1,919	28%	$1,353	28%
Junior Liens:
FICO ≤ 659	385	6	276	6
FICO 660-719	755	11	579	12
FICO ≥ 720	3,676	55	2,638	54
Total junior liens	$4,816	72%	$3,493	72%
Total	$6,735	100%	$4,846	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% LTV (including senior liens, if applicable) present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 35: Home Equity Portfolio Loans Outstanding by LTV at Origination
	March 31, 2026		December 31, 2025
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,791	49.1%	$1,228	48.2%
LTV > 80%	128	88.0	125	88.0
Total senior liens	$1,919	51.8%	$1,353	52.0%
Junior Liens:
LTV ≤ 80%	3,905	63.7	2,621	63.3
LTV > 80%	911	87.5	872	87.6
Total junior liens	$4,816	68.3%	$3,493	69.5%
Total	$6,735	63.7%	$4,846	64.7%

The following tables provide an analysis of home equity portfolio loans outstanding by state with an LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 36: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of March 31, 2026 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
Ohio	$280	710	6
Illinois	142	344	3
Michigan	134	358	2
Indiana	119	263	3
Florida	118	244	2
Kentucky	77	176	1
All other states	169	396	6
Total	$1,039	2,491	23

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 37: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2025 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
Ohio	$282	722	7
Illinois	141	346	4
Michigan	124	320	2
Indiana	119	264	3
Florida	114	233	2
Kentucky	80	183	2
All other states	137	323	2
Total	$997	2,391	22

The Bancorp realized an immaterial amount of net recoveries on home equity loans with an LTV greater than 80% at origination for the three months ended March 31, 2026, compared to an immaterial amount of net charge-offs for the three months ended March 31, 2025.

Indirect secured consumer portfolio
As of March 31, 2026 the indirect secured consumer portfolio consisted of $15.5 billion of automobile loans and $2.8 billion primarily comprised of indirect recreational vehicle and marine loans. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 38: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2026		December 31, 2025
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$170	1%	$172	1%
FICO 660-719	3,136	17	3,102	17
FICO ≥ 720	14,990	82	14,690	82
Total	$18,296	100%	$17,964	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 39: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	March 31, 2026		December 31, 2025
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$13,102	80.1%	$12,961	80.0%
LTV > 100%	5,194	110.2	5,003	110.1
Total	$18,296	88.6%	$17,964	88.4%

At March 31, 2026 and December 31, 2025, $25 million and $26 million, respectively, of the Bancorp’s nonaccrual indirect secured consumer portfolio loans had an LTV greater than 100% at origination. Net charge-offs on indirect secured consumer loans with an LTV greater than 100% at origination were $11 million and $9 million for the three months ended March 31, 2026 and 2025, respectively.

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025, 71% and 72% of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions, respectively.

Given the variable nature of the credit card portfolio, interest rate increases impact this product and it is regularly monitored to ensure the portfolio remains within the Bancorp’s risk appetite.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination as of:

TABLE 40: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2026		December 31, 2025
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$80	5%	$83	5%
FICO 660-719	450	27	471	27
FICO ≥ 720	1,128	68	1,193	68
Total	$1,658	100%	$1,747	100%

Solar energy installation loans portfolio
The Bancorp originates point-of-sale solar energy installation loans through a network of approved installers. The Bancorp considers several factors when monitoring its solar energy installation loan portfolio, including concentrations by installer, concentrations by state and FICO distributions at origination. At both March 31, 2026 and December 31, 2025, loans originated through the Bancorp’s three largest approved installers represented approximately 22% of total balances outstanding in the solar energy installation loan portfolio. As consumer clean energy tax incentives expired as of December 31, 2025, production in this portfolio is expected to decrease in 2026.

The following table provides an analysis of solar energy installation portfolio loans outstanding by state as of:

TABLE 41: Solar Energy Installation Portfolio Loans Outstanding by State
	March 31, 2026		December 31, 2025
($ in millions)	Outstanding	Nonaccrual	Outstanding	Nonaccrual
By State:
Florida	$633	12	646	6
California	542	2	552	1
Texas	511	2	525	3
Arizona	360	2	370	2
Virginia	264	1	270	—
Oregon	211	—	219	—
Colorado	178	—	181	—
Nevada	172	—	175	—
New York	142	—	144	—
Connecticut	110	1	113	1
All other states	1,342	6	1,365	9
Total	$4,465	26	4,560	22

The following table provides an analysis of solar energy installation portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 42: Solar Energy Installation Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2026		December 31, 2025
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$4	—%	$4	—%
FICO 660-719	642	14	652	14
FICO ≥ 720	3,819	86	3,904	86
Total	$4,465	100%	$4,560	100%

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 43: Other Consumer Portfolio Loans Outstanding by Product Type
	March 31, 2026		December 31, 2025
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Other secured	$1,269	46%	$999	44%
Point-of-sale home improvement	553	20	543	23
Unsecured	587	22	422	18
Third-party point-of-sale	321	12	356	15
Total	$2,730	100%	$2,320	100%

Analysis of Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 44. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases, refer to the Nonaccrual Loans and Leases section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

TABLE 44: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	March 31, 2026	December 31, 2025
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$417	393
Commercial mortgage loans	94	34
Commercial construction loans	62	—
Residential mortgage loans	164	149
Home equity	104	71
Indirect secured consumer loans	58	61
Credit card	30	29
Solar energy installation loans	26	22
Other consumer loans	5	8
Total nonaccrual portfolio loans and leases(a)(b)	$960	767
OREO and other repossessed property(d)	39	30
Total nonperforming portfolio assets	$999	797
Nonaccrual loans held for sale	141	70
Total nonperforming assets	$1,140	867
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$3	2
Commercial mortgage loans	19	—
Commercial construction loans	2	1
Commercial leases	1	—
Residential mortgage loans(c)	7	10
Credit card	17	17
Total portfolio loans and leases 90 days past due and still accruing	$49	30
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.57%	0.65
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.54	0.62
ACL as a percent of nonperforming portfolio loans and leases	328	314
ACL as a percent of nonperforming portfolio assets	316	302
(a)Includes $38 and $21 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of March 31, 2026 and December 31, 2025, respectively.
(b)Nonaccrual loans and leases secured by real estate were 49% and 34% of nonaccrual loans and leases as of March 31, 2026 and December 31, 2025, respectively.
(c)Excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $233 as of March 31, 2026 and $195 as of December 31, 2025. The Bancorp recognized losses of an immaterial amount for both the three months ended March 31, 2026 and 2025 due to claim denials and curtailments associated with these insured or guaranteed loans.
(d)Includes $19 and $12 of branch-related real estate no longer intended to be used for banking purposes as of March 31, 2026 and December 31, 2025, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 45: Rollforward of Portfolio Nonaccrual Loans and Leases
For the three months ended March 31, 2026 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$427	149	191	767
Transfers to nonaccrual status	173	13	90	276
Acquired nonaccrual loans	170	19	32	221
Transfers to accrual status	(1)	(3)	(18)	(22)
Transfers to held for sale	(84)	—	—	(84)
Loan paydowns/payoffs	(38)	(13)	(26)	(77)
Transfers to OREO	—	(2)	(4)	(6)
Charge-offs	(77)	—	(44)	(121)
Draws/other extensions of credit	3	1	2	6
Balance, end of period	$573	164	223	960

TABLE 46: Rollforward of Portfolio Nonaccrual Loans and Leases
For the three months ended March 31, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$456	137	230	823
Transfers to nonaccrual status	273	20	89	382
Transfers to accrual status	(3)	(4)	(44)	(51)
Transfers to held for sale	(17)	—	—	(17)
Loan paydowns/payoffs	(19)	(8)	(22)	(49)
Transfers to OREO	—	(1)	(4)	(5)
Charge-offs	(67)	—	(52)	(119)
Draws/other extensions of credit	—	1	1	2
Balance, end of period	$623	145	198	966

Analysis of Net Loan Charge-offs
Table 47 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases decreased to 26 bps during the three months ended March 31, 2026, compared to 35 bps during the same period in the prior year as an increase in net charge-offs on commercial and industrial loans of $17 million was more than offset by a decrease in net charge-offs on commercial mortgage loans of $10 million and an increase in average portfolio commercial loans and leases balances for the three months ended March 31, 2026 primarily driven by the Comerica acquisition.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans decreased to 58 bps during the three months ended March 31, 2026, compared to 63 bps during the same period in the prior year as an increase in net charge-offs on solar energy installation loans of $5 million was more than offset by a decrease in net charge-offs on credit card of $3 million and an increase in average portfolio consumer loan balances for the three months ended March 31, 2026 primarily driven by the Comerica acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 47: Summary of Credit Loss Experience
	For the three months ended March 31,
($ in millions)	2026	2025
Losses charged-off:
Commercial and industrial loans	$(77)	(54)
Commercial mortgage loans	—	(11)
Commercial construction loans	—	—
Commercial leases	—	(2)
Residential mortgage loans	—	—
Home equity	(2)	(2)
Indirect secured consumer loans	(40)	(36)
Credit card	(19)	(22)
Solar energy installation loans	(26)	(21)
Other consumer loans(a)	(23)	(25)
Total losses charged-off	$(187)	(173)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$8	2
Commercial mortgage loans	—	1
Commercial construction loans	—	—
Commercial leases	—	—
Residential mortgage loans	—	—
Home equity	2	2
Indirect secured consumer loans	16	15
Credit card	5	5
Solar energy installation loans	3	3
Other consumer loans(a)	9	9
Total recoveries of losses previously charged-off	$43	37
Net losses charged-off: (b)
Commercial and industrial loans	$(69)	(52)
Commercial mortgage loans	—	(10)
Commercial construction loans	—	—
Commercial leases	—	(2)
Residential mortgage loans	—	—
Home equity	—	—
Indirect secured consumer loans	(24)	(21)
Credit card	(14)	(17)
Solar energy installation loans	(23)	(18)
Other consumer loans	(14)	(16)
Total net losses charged-off	$(144)	(136)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.38%	0.39
Commercial mortgage loans	—	0.34
Commercial construction loans	(0.02)	—
Commercial leases	—	0.29
Total commercial loans and leases	0.26%	0.35
Residential mortgage loans	(0.01)	—
Home equity	0.01	0.04
Indirect secured consumer loans	0.54	0.53
Credit card	3.51	4.19
Solar energy installation loans	2.03	1.73
Other consumer loans	2.19	2.52
Total consumer loans	0.58%	0.63
Total net losses charged-off as a percent of average portfolio loans and leases	0.37%	0.46
(a)For the three months ended March 31, 2026 and 2025, the Bancorp recorded $4 and $6, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.
(b)Excludes net charge-offs of $94 which were taken immediately at the time of the Comerica acquisition.

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

For more information about the Bancorp’s methodology for determining the ACL, refer to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025, including the Critical Accounting Policies section and Allowance for Credit Losses subsection of the Risk Management section of MD&A and Note 1 of the Notes to Consolidated Financial Statements.

At both March 31, 2026 and December 31, 2025, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger growth outlook while the less favorable outlook (Downside) depicted a moderate recession.

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

March 31, 2026 ACL
The ACL as of March 31, 2026 increased $744 million from December 31, 2025 primarily driven by impacts of the Comerica acquisition, including the initial recognition of allowances on PCD loans and leases and PSLs as well as the initial recognition of the reserve for unfunded commitments as of the acquisition date. Additionally, the increase from December 31, 2025 included a qualitative adjustment for economic uncertainty from the U.S.-Iran conflict. As of March 31, 2026, the Bancorp’s macroeconomic scenarios included estimates of the expected impacts of changes in economic conditions caused by forecasted higher tariffs and oil prices.

At March 31, 2026, the Bancorp assigned an 80% probability weighting to the Baseline scenario and 10% to each of the Upside and Downside scenarios. The following table provides a range of key macroeconomic factors utilized in the Baseline, Upside and Downside scenarios as of March 31, 2026:

TABLE 48: Key Macroeconomic Factors(b)
	Baseline Scenario			Upside Scenario			Downside Scenario
	Year 1	Year 2	Year 3	Year 1	Year 2	Year 3	Year 1	Year 2	Year 3
Inflation rate	3.2%	2.6	2.1	3.4	2.6	2.1	3.3	1.6	1.7
Average annual real GDP growth rate	2.4	1.7	2.1	3.4	2.5	2.2	(0.9)	0.1	2.4
Average unemployment rate	4.5	4.5	4.5	3.7	3.7	3.9	7.4	8.1	6.8
Average federal funds rate	3.3	3.1	3.1	3.4	3.2	3.2	2.8	1.3	1.1
10-year U.S. Treasury yield	4.3	4.3	4.3	4.4	4.4	4.3	3.6	3.5	3.9
Credit spread(a)	2.1	2.4	2.3	1.9	2.2	2.2	3.0	2.9	2.3
Annualized change in S&P 500	3.8	(0.8)	5.0	11.2	(1.3)	4.8	(19.5)	(8.0)	15.9
(a)Represents the difference between Moody’s Baa‑ rated corporate bond yields and U.S. Treasury yields.
(b)As of March 31, 2026, the reasonable and supportable forecast period is a three year period, beginning in the second quarter of 2026 and ending in the first quarter of 2029.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Bancorp’s qualitative adjustments, as an overlay to the quantitative models, resulted in a net increase to the ACL as of March 31, 2026 and these qualitative adjustments increased from the qualitative factors used in the ACL as of December 31, 2025. These qualitative adjustments primarily reflect the Bancorp’s expectations that additional credit losses may be present in its portfolio loans and leases beyond what is predictable through the use of quantitative models. The ACL as of March 31, 2026 included a qualitative adjustment addressing limitations in the data used to develop the economic forecasts, specifically related to the U.S.-Iran conflict. As of March 31, 2026, the conflict had persisted longer than expected in the Baseline scenario, with no clear expectation of a timeline for resolution. A prolonged U.S.-Iran conflict may disrupt energy markets and, as a result, may adversely affect supply chains, increase inflation, widen credit spreads or lower GDP growth expectations. In consideration of these risks, which are beyond those considered in the Baseline scenario, the Bancorp applied a qualitative adjustment to the ACL which resulted in additional allowances, primarily for the commercial and consumer portfolio segments. The qualitative adjustments for the commercial portfolio segment also include additional allowances for certain nonowner-occupied commercial loans secured by real estate, particularly loans secured by office buildings, based on current challenges in the commercial real estate market that are not fully reflected in the Bancorp’s quantitative models. These challenges include, but are not limited to, an imbalance between supply and demand in the market for commercial real estate properties and pressures on borrowers and property valuations resulting from elevated interest rates. Specific to office properties, the Bancorp has also observed industry data indicating that the office sector of the commercial real estate market continues to lag behind others in terms of property values, driven in part by lessened demand as a result of the increased prevalence of remote work across many professions.

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

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 49: Changes in Allowance for Credit Losses
	For the three months ended March 31,
($ in millions)	2026	2025
ALLL:
Balance, beginning of period	$2,253	2,352
Losses charged-off(a)(b)	(187)	(173)
Recoveries of losses previously charged-off(a)(b)	43	37
Provision for loan and lease losses	152	168
Allowance on PCD loans and leases at acquisition	180	—
Allowance on PSLs at acquisition	481	—
Balance, end of period	$2,922	2,384
Reserve for unfunded commitments:
Balance, beginning of period	$157	134
Provision for the reserve for unfunded commitments	75	6
Balance, end of period	$232	140
(a)For the three months ended March 31, 2026 and 2025, the Bancorp recorded $4 and $6, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.
(b)Excludes net charge-offs of $94 which were taken immediately at the time of the Comerica acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 50: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	March 31, 2026	December 31, 2025
Attributed ALLL:
Commercial and industrial loans	$1,155	816
Commercial mortgage loans	519	272
Commercial construction loans	124	80
Commercial leases	22	18
Residential mortgage loans	108	109
Home equity	94	87
Indirect secured consumer loans	315	304
Credit card	146	150
Solar energy installation loans	334	314
Other consumer loans	105	103
Total ALLL	$2,922	2,253
Portfolio loans and leases:
Commercial and industrial loans	$83,864	52,749
Commercial mortgage loans	27,143	12,228
Commercial construction loans	8,329	5,316
Commercial leases	3,523	3,269
Residential mortgage loans(a)	19,507	17,652
Home equity	6,735	4,846
Indirect secured consumer loans	18,296	17,964
Credit card	1,658	1,747
Solar energy installation loans	4,465	4,560
Other consumer loans	2,730	2,320
Total portfolio loans and leases	$176,250	122,651
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.38%	1.55
Commercial mortgage loans	1.91	2.22
Commercial construction loans	1.49	1.50
Commercial leases	0.62	0.55
Residential mortgage loans	0.55	0.62
Home equity	1.40	1.80
Indirect secured consumer loans	1.72	1.69
Credit card	8.81	8.59
Solar energy installation loans	7.48	6.89
Other consumer loans	3.85	4.44
Total ALLL as a percent of portfolio loans and leases	1.66%	1.84
Total ACL as a percent of portfolio loans and leases	1.79	1.96
(a)Includes residential mortgage loans measured at fair value of $105 at March 31, 2026 and $106 at December 31, 2025.

The Bancorp’s ALLL may vary significantly from period to period based on changes in economic conditions, economic forecasts and the composition and credit quality of the Bancorp’s loan and lease portfolio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
INTEREST RATE AND PRICE RISK MANAGEMENT
Interest rate risk is the risk to earnings or capital arising from movement of interest rates. This risk primarily impacts the Bancorp’s income categories through changes in interest income on earning assets and the cost of interest-bearing liabilities, and through fee items that are related to interest-sensitive activities such as mortgage origination and servicing income and through earnings credits earned on commercial deposits that offset commercial deposit fees. Price risk is the risk to earnings or capital arising from changes in the value of financial instruments and portfolios due to movements in interest rates, volatilities, foreign exchange rates, equity prices and commodity prices. For more information, refer to the Interest Rate and Price Risk Management subsection of Risk Management section of MD&A of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Net Interest Income Sensitivity
As of March 31, 2026, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel and non-parallel increases and decreases in interest rates. Risk appetite thresholds are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over 12-month and 24-month horizons. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as non-parallel shifts in rates, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve, and employs key risk indicators and early warning indicators to monitor and manage exposures under these types of scenarios. Additionally, the Bancorp routinely evaluates its exposures to changes in the basis between interest rates.

In order to recognize the risk of noninterest-bearing demand deposit balance migration or attrition in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes additional attrition of approximately $1.8 billion of demand deposit balances over a period of 24 months for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $1.8 billion of incremental growth in noninterest-bearing deposit balances over 24 months for each 100 bps decrease in short-term market interest rates. The incremental balance attrition and growth are modeled to flow into and out of funding products that reprice in conjunction with short-term market rate changes.

The Bancorp’s NII sensitivity modeling uses beta assumptions which result in weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of approximately 65%-70% for both a 100 bps and 200 bps increase in rates. In the event of continued rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped parallel scenarios of approximately 55%-60% for both a 100 bps and 200 bps decrease in rates. In falling rate scenarios, deposit rate floors are utilized to ensure modeled deposit rates will not become negative. The Bancorp provides sensitivity analysis in Tables 52 and 53 for key assumptions related to its deposit modeling, including beta and demand deposit balance performance.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and policy limits as of:

TABLE 51: Estimated NII Sensitivity Profile and Policy Limits
	March 31, 2026				March 31, 2025
	% Change in NII (FTE)		Policy Limit		% Change in NII (FTE)		Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	0.60%	2.77	(9.00)	(15.00)	(3.54)	(4.84)	(6.00)	(7.00)
+100 Ramp over 12 months	0.49	1.99	NA	NA	(1.72)	(2.22)	NA	NA
-100 Ramp over 12 months	(1.30)	(4.30)	NA	NA	0.84	0.69	NA	NA
-200 Ramp over 12 months	(3.47)	(11.17)	(9.00)	(15.00)	1.15	(0.03)	(6.00)	(7.00)

Table 51 presents the change in estimated net interest income for 12 month and 13-24 month horizons for alternative interest rate scenarios relative to the net interest income projection for a static rate scenario for those same time horizons. These numbers do not represent a forecast, but are instead risk measures that are monitored to evaluate the consolidated interest rate risk position of the Bancorp. At March 31, 2026, the Bancorp’s NII sensitivity in the rising-rate scenarios is positive in years one and two as interest income is expected to increase more than interest expense primarily due to floating-rate loans repricing faster than interest-bearing deposits. The Bancorp’s NII simulation projects a decrease in NII in year one under both the parallel 100 bps ramp decrease and 200 bps ramp decrease in interest rates driven by an expectation that deposits would reprice slower than earning assets. In year two of these simulations, some deposits have reached their floors, but assets continue to be repriced to lower rates, generating less NII. The changes in the estimated NII sensitivity profile compared to March 31, 2025 were attributable to growth in floating-rate loans and noninterest-bearing deposits primarily due to the Comerica acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Tables 52 and 53 provide the sensitivity of the Bancorp’s estimated NII profile at March 31, 2026 to changes to certain deposit balance and deposit repricing sensitivity (beta) assumptions.

The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of March 31, 2026:

TABLE 52: Estimated NII Sensitivity Profile at March 31, 2026 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	0.08%	2.19	1.11	3.36
+100 Ramp over 12 months	0.03	1.51	0.95	2.47
-100 Ramp over 12 months	(1.64)	(4.57)	(0.96)	(4.03)
-200 Ramp over 12 months	(3.75)	(11.33)	(3.18)	(11.00)
The following table includes the Bancorp’s estimated NII sensitivity profile with a 5% increase and a 5% decrease to the corresponding deposit beta assumptions as of March 31, 2026:

TABLE 53: Estimated NII Sensitivity Profile at March 31, 2026 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 5% Higher(a)		Betas 5% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(0.21)%	1.28	1.49	4.49
+100 Ramp over 12 months	0.08	1.23	0.94	2.84
-100 Ramp over 12 months	(0.94)	(3.62)	(1.69)	(5.05)
-200 Ramp over 12 months	(2.76)	(9.87)	(4.24)	(12.60)
(a)Applies a +/- 5% addition on assumed betas.

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 54: Estimated EVE Sensitivity Profile
	March 31, 2026		March 31, 2025
Change in Interest Rates (bps)	% Change in EVE	Policy Limit	% Change in EVE	Policy Limit
+200 Shock	(1.22)%	(12.00)	(5.92)	(12.00)
+100 Shock	(0.26)	N/A	(2.50)	N/A
-100 Shock	(1.13)	N/A	1.05	N/A
-200 Shock	(4.31)	(12.00)	(0.11)	(12.00)

The EVE sensitivity is negative in both a +200 bps and +100 bps rising-rate scenario as well as both a -100 bps and -200 bps falling-rate scenario at March 31, 2026. The changes in the estimated EVE sensitivity profile from March 31, 2025 were primarily related to changes in forward interest rate expectations, an increase in interest-bearing and noninterest-bearing deposits reflecting the impact of the Comerica acquisition, partially offset by growth in the investment securities portfolio.

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

For further information, including the notional amount and fair values of these derivatives, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements. Additionally, for information on residential mortgage servicing rights and price risk, foreign currency risk, and commodity risk, refer to the Interest Rate and Price Risk Management subsection of Risk Management section of MD&A of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
LIQUIDITY RISK MANAGEMENT
The goal of liquidity risk management is to maintain adequate funds to meet changes in the balance sheet, contractual obligations and risk arising from off-balance-sheet exposures. A summary of certain obligations and commitments to make future payments under contracts is included in Note 15 of the Notes to Condensed Consolidated Financial Statements. For more information on how liquidity risk is monitored and managed for both Fifth Third Bancorp and its subsidiaries, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Sources of Funds
Primary sources of funds include revenue from noninterest income, cash flows from loan and lease payments, payments from securities including sales and maturities, the sale or securitization of loans and leases, funds generated by core deposits and the use of wholesale borrowings.

The available-for-sale debt and other securities and held-to-maturity securities portfolios had a fair value of $62.5 billion at March 31, 2026. From these portfolios, $10.4 billion in principal and interest payments are expected to be received in the next 12 months and an additional $8.7 billion is expected to be received in the next 13 to 24 months. For further information on the investment securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the ability to monetize loans, leases and investment securities through a variety of channels, including repurchase agreements, outright sales, securitizations or pledging to secured borrowing providers. For the three months ended March 31, 2026 and 2025, the Bancorp sold loans and leases totaling $1.4 billion and $1.1 billion, respectively. For further information, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided a sizable source of relatively stable and low-cost funds. Average core deposits and average shareholders’ equity funded 89% and 86% of the Bancorp’s average total assets for the three months ended March 31, 2026 and 2025, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2023, the Board of Directors authorized $10.0 billion of debt or other securities for issuance, of which $5.0 billion of debt or other securities were available for issuance as of March 31, 2026. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. In January 2026, the Bancorp issued and sold $2.0 billion of fixed-rate/floating-rate senior notes, as further discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements.

As of March 31, 2026, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $20.9 billion was available for issuance. Additionally, at March 31, 2026, the Bank had approximately $91.3 billion of borrowing capacity available through secured borrowing sources, including the FRB and the FHLB.

Current Liquidity Position
The Bancorp maintains a strong liquidity profile driven by strong core deposit funding and $138 billion in readily available liquidity at March 31, 2026. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for more information regarding the Bancorp’s deposit portfolio characteristics. The Bancorp maintains a liquidity profile focused on core deposit and stable long-term funding sources, while supplementing with a variety of secured and unsecured wholesale funding sources across the maturity spectrum, which allows for the effective management of concentration and rollover risk. The investment securities portfolio remains highly concentrated in liquid and readily marketable instruments and is a significant source of secured borrowing capacity via several monetization channels. As part of its liquidity management activities, the Bancorp maintains collateral at its secured funding providers to ensure immediate availability of funding. Additionally, the Bancorp routinely executes test trades to ensure operational readiness and market depth associated with its secured funding sources.

As of March 31, 2026, the Bancorp (parent company) had sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 24 months.

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

Credit ratings are summarized in Table 55. The ratings reflect the view of each rating agency on the capacity of the Bancorp and the Bank to meet financial commitments. As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 55: Agency Ratings
As of May 5, 2026	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Negative	Stable	Stable	Positive

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

Regulatory Capital Ratios
The Basel III Final Rule sets minimum regulatory capital ratios as well as defines the measure of well-capitalized for insured depository institutions. The following table presents these requirements as well as the actual ratios and amounts for the Bancorp and Bank as of:

TABLE 56: Regulatory Capital
	Regulatory Ratio Requirements		March 31, 2026		December 31, 2025
($ in millions)	Minimum	Well-Capitalized	Ratio	Amount	Ratio	Amount
CET1 risk-based capital:
Fifth Third Bancorp	4.50%	N/A	9.89%	$24,136	10.81%	$18,099
Fifth Third Bank, National Association	4.50	6.50	11.73	28,489	13.09	21,766
Tier 1 risk-based capital:
Fifth Third Bancorp	6.00	6.00	10.79	26,318	11.87	19,869
Fifth Third Bank, National Association	6.00	8.00	11.73	28,489	13.09	21,766
Total risk-based capital:
Fifth Third Bancorp	8.00	10.00	12.50	30,497	13.78	23,066
Fifth Third Bank, National Association	8.00	10.00	13.00	31,557	14.33	23,833
Leverage:
Fifth Third Bancorp	4.00	N/A	10.22	26,318	9.41	19,869
Fifth Third Bank, National Association	4.00	5.00	11.16	28,489	10.41	21,766
Total risk-weighted assets:
Fifth Third Bancorp				243,964		167,431
Fifth Third Bank, National Association				242,777		166,265
Quarterly average assets for leverage:(a)
Fifth Third Bancorp				257,408		211,054
Fifth Third Bank, National Association				255,211		209,015
(a)Quarterly average assets are a component of the leverage ratio and, for this purpose, do not include goodwill or any other assets that the U.S. banking agencies determine should be deducted from Tier 1 capital.

The following table presents additional capital ratios of the Bancorp as of:

TABLE 57: Additional Capital Ratios
	March 31, 2026	December 31, 2025
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	11.34%	10.11
Tangible equity as a percent of tangible assets(a)(b)	9.01	9.28
Tangible common equity as a percent of tangible assets(a)(b)	8.26	8.46
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.

On March 19, 2026, the U.S. banking agencies issued notices of proposed rulemaking to revise the U.S. regulatory capital framework to finalize the post-crisis Basel III reforms. Comments are due by June 18, 2026 with final implementation expected to include a multi-year transition. Under the Federal Reserve’s enhanced prudential standards tailoring framework, the Bancorp is currently a Category IV banking organization and expects, as a result of the Comerica acquisition, to become subject to standards applicable to Category III banking organizations by the end of 2026. The Bank, as the Bancorp’s insured depository institution subsidiary, would also be subject to certain requirements applicable to Category III or Category IV banking organizations. As either Category III or Category IV institutions, the Bancorp and the Bank would not be required to adopt the new expanded risk‑based approach under the proposed rules, although the proposed rules would permit an election to adopt the expanded risk‑based approach. However, if implemented as proposed, the rules would impact how the Bancorp and the Bank calculate capital requirements. Effective dates for the proposed rules were not proposed. The Bancorp is in the process of evaluating this proposed rulemaking and assessing its potential impact.

Capital Planning
The Bancorp maintains a comprehensive process for managing capital that considers the current and forward-looking macroeconomic and regulatory environments and makes capital distributions that are consistent with FRB requirements and the stress capital buffer requirement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Under the Enhanced Prudential Standards tailoring rules, the Bancorp was subject to Category IV standards as of March 31, 2026, under which the Bancorp is required to develop and maintain a capital plan approved by the Board of Directors on an annual basis. The Bancorp is also subject to supervisory stress tests every two years. The Bancorp was subject to the 2026 supervisory stress test conducted by the FRB and submitted the Board-approved capital plan and information contained in Schedule C - Regulatory Capital Instruments, which was inclusive of impacts related to the Comerica acquisition, as required, by the April 5, 2026 deadline.

Issuance of Stock
In connection with the acquisition of Comerica, on February 1, 2026, the Bancorp issued approximately 240 million shares of its common stock to holders of Comerica common stock as of the acquisition date, representing a value per common share of $93.73, based on the $50.22 closing price of Fifth Third Bancorp’s common stock on January 30, 2026. Fractional shares were not issued and were instead paid in cash. Upon closing of the transaction, all shares of Comerica common stock were cancelled and retired. Additionally, on February 1, 2026, the Bancorp issued 16,000,000 depository shares, representing 400,000 shares of 6.875% fixed-rate reset non-cumulative perpetual preferred stock, Series M to the holders of Comerica’s 6.875% fixed-rate reset non-cumulative perpetual preferred stock, Series B that were outstanding on January 30, 2026. Each Series M share has a $1,000 liquidation preference and accrues dividends on a non-cumulative quarterly basis, initially beginning on January 1, 2026 with a first dividend payment date of April 1, 2026. Subject to any required regulatory approval, the Bancorp may redeem the Series M preferred shares at its option, in whole or in part, on any dividend payment date on or after October 1, 2030 and may redeem, in whole but not in part, within 90 days following a regulatory capital event. The Series M preferred shares are not convertible into Bancorp common shares or any other securities.

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.40 and $0.37 for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the monthly share repurchase activity for the three months ended March 31, 2026:

TABLE 58: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
January 1 - January 31, 2026	118,364	$49.58	—	93,070,648
February 1 - February 28, 2026	1,479,955	53.02	—	93,070,648
March 1 - March 31, 2026	87,914	44.44	—	93,070,648
Total	1,686,233	$52.33	—	93,070,648
(a)    Shares repurchased during the first quarter of 2026 were in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
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

The Bancorp’s management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting. On February 1, 2026, the Bancorp completed the acquisition of Comerica Incorporated and its subsidiaries. The Bancorp is in the process of integrating the acquired operations into its overall financial reporting process and has extended its oversight and monitoring processes that support internal control over financial reporting to include the acquired operations. Based on this evaluation, there has been no such change during the period covered by this report, other than as previously noted.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	March 31,	December 31,
($ in millions, except share data)	2026	2025
Assets
Cash and due from banks	$4,084	3,499
Other short-term investments(a)	17,456	18,876
Available-for-sale debt and other securities (amortized cost of $49,238 and $39,107)	46,161	36,159
Held-to-maturity securities (fair value of $16,341 and $11,404)	16,389	11,368
Trading debt securities	1,669	1,057
Equity securities	544	453
Loans and leases held for sale (includes $714 and $658 of residential mortgage loans measured at fair value)	1,365	733
Portfolio loans and leases(a) (includes $105 and $106 of residential mortgage loans measured at fair value)	176,250	122,651
Allowance for loan and lease losses(a)	(2,922)	(2,253)
Portfolio loans and leases, net	173,328	120,398
Bank premises and equipment (includes $18 and $9 held for sale)	3,283	2,734
Goodwill	9,966	4,947
Intangible assets	1,233	69
Servicing rights	1,583	1,598
Other assets(a)	19,978	12,485
Total Assets	$297,039	214,376
Liabilities
Deposits:
Noninterest-bearing deposits	$65,335	42,647
Interest-bearing deposits	168,286	129,172
Total deposits	233,621	171,819
Short-term borrowings	1,289	926
Accrued taxes, interest and expenses	2,628	2,083
Other liabilities(a)	6,642	4,235
Long-term debt(a)	18,753	13,589
Total Liabilities	$262,933	192,652
Equity
Common stock(b)	$2,585	2,051
Preferred stock(c)	2,182	1,770
Capital surplus	15,586	3,831
Retained earnings	25,248	25,488
Accumulated other comprehensive loss	(3,234)	(3,110)
Treasury stock(b)	(8,261)	(8,306)
Total Equity	$34,106	21,724
Total Liabilities and Equity	$297,039	214,376
(a)Includes $38 and $38 of other short-term investments, $463 and $554 of portfolio loans and leases, $(8) and $(9) of ALLL, $3 and $3 of other assets, $10 and $11 of other liabilities and $391 and $473 of long-term debt from consolidated VIEs that are included in their respective captions above at March 31, 2026 and December 31, 2025, respectively. For further information, refer to Note 10.
(b)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2026 – 905,822,556 (excludes 258,416,111 treasury shares), December 31, 2025 – 661,197,787 (excludes 262,694,794 treasury shares).
(c)500,000 shares of no par value preferred stock were authorized at both March 31, 2026 and December 31, 2025. There were 36,000 and 436,000 unissued shares of undesignated no par value preferred stock at March 31, 2026 and December 31, 2025, respectively. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both March 31, 2026 and December 31, 2025. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both March 31, 2026 and December 31, 2025. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended March 31,
($ in millions, except share data)	2026	2025
Interest Income
Interest and fees on loans and leases	$2,293	1,816
Interest on securities	501	451
Interest on other short-term investments	178	165
Total interest income	2,972	2,432
Interest Expense
Interest on deposits	813	743
Interest on short-term borrowings	5	58
Interest on long-term debt	220	194
Total interest expense	1,038	995
Net Interest Income	1,934	1,437
Provision for credit losses	227	174
Net Interest Income After Provision for Credit Losses	1,707	1,263
Noninterest Income
Wealth and asset management revenue	233	172
Commercial payments revenue	218	153
Consumer banking revenue	146	137
Capital markets fees	134	90
Commercial banking revenue	105	80
Mortgage banking net revenue	44	57
Other noninterest income	27	14
Securities losses, net	(12)	(9)
Total noninterest income	895	694
Noninterest Expense
Compensation and benefits	1,410	750
Technology and communications	204	123
Net occupancy expense	140	87
Card and processing expense	79	21
Equipment expense	55	42
Marketing expense	50	28
Loan and lease expense	42	30
Other noninterest expense	415	223
Total noninterest expense	2,395	1,304
Income Before Income Taxes	207	653
Applicable income tax expense	42	138
Net Income	165	515
Dividends on preferred stock	37	37
Net Income Available to Common Shareholders	$128	478
Earnings per share - basic	$0.16	0.71
Earnings per share - diluted	$0.15	0.71
Average common shares outstanding - basic	825,118,886	671,052,320
Average common shares outstanding - diluted	830,273,720	676,040,080

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended March 31,
($ in millions)	2026	2025
Net Income	$165	515
Other Comprehensive (Loss) Income, Net of Tax:
Net unrealized losses on available-for-sale debt securities:
Unrealized holding (losses) gains arising during period	(100)	481
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	22	25
Net unrealized losses on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during period	(62)	193
Reclassification adjustment for net losses included in net income	16	42
Other comprehensive (loss) income, net of tax	(124)	741
Comprehensive Income	$41	1,256

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2024	$2,051	2,116	3,804	24,150	(4,636)	(7,840)	19,645
Net income				515			515
Other comprehensive income, net of tax					741		741
Cash dividends declared:
Common stock ($0.37 per share)				(251)			(251)
Preferred stock:
Series H ($476.55 per share)				(12)			(12)
Series I ($518.85 per share)				(9)			(9)
Series J ($482.40 per share)				(6)			(6)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Shares acquired for treasury						(226)	(226)
Impact of stock transactions under stock compensation plans, net			(31)			47	16
Balance at March 31, 2025	$2,051	2,116	3,773	24,377	(3,895)	(8,019)	20,403

Balance at December 31, 2025	$2,051	1,770	3,831	25,488	(3,110)	(8,306)	21,724
Net income				165			165
Other comprehensive loss, net of tax					(124)		(124)
Cash dividends declared:
Common stock ($0.40 per share)				(368)			(368)
Preferred stock:
Series H ($435.38 per share)				(10)			(10)
Series I ($477.68 per share)				(9)			(9)
Series J ($441.45 per share)				(5)			(5)
Series K ($309.38 per share)				(3)			(3)
Series M ($17.19 per share)				(7)			(7)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of Comerica acquisition	534	412	11,744			(14)	12,676
Impact of stock transactions under stock compensation plans, net			11			59	70
Balance at March 31, 2026	$2,585	2,182	15,586	25,248	(3,234)	(8,261)	34,106

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the three months ended March 31,
($ in millions)	2026	2025
Operating Activities
Net income	$165	515
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	227	174
Depreciation, amortization and accretion	199	135
Stock-based compensation expense	145	73
Provision for deferred income taxes	13	5
Securities losses, net	9	5
MSR fair value adjustment	38	50
Net gains on sales of loans and fair value adjustments on loans held for sale	(9)	(13)
Proceeds from sales of loans held for sale	1,289	1,049
Loans originated or purchased for sale, net of repayments	(1,812)	(912)
Dividends representing return on equity method investments	12	10
Net change in:
Equity and trading debt securities	(196)	(74)
Other assets	(566)	755
Accrued taxes, interest and expenses and other liabilities	(620)	(539)
Net Cash (Used in) Provided by Operating Activities	(1,106)	1,233
Investing Activities
Proceeds from sales:
AFS securities and other investments	1,965	956
Loans and leases	90	79
Proceeds from repayments and maturities of AFS securities	1,565	913
Proceeds from repayments and maturities of HTM securities	488	140
Purchases:
AFS securities	(6,334)	(1,428)
HTM securities	(1,790)	—
Bank premises and equipment	(146)	(117)
Proceeds from settlement of BOLI	21	12
Proceeds from sales and dividends representing return of equity method investments	4	4
Net cash received from acquisitions	740	—
Net change in:
Other short-term investments	12,662	2,155
Portfolio loans and leases	(3,463)	(2,594)
Other, net	(388)	(187)
Net Cash Provided by (Used in) Investing Activities	5,414	(67)
Financing Activities
Net change in deposits	(3,387)	(1,747)
Net change in short-term borrowings	(60)	23
Proceeds from short-term FHLB advances	750	1,000
Repayment of short-term FHLB advances	(300)	—
Proceeds from long-term debt issuances/advances	2,092	998
Repayment of long-term debt	(2,434)	(867)
Dividends paid on common and preferred stock	(308)	(297)
Repurchases of treasury stock and related forward contract	—	(225)
Other, net	(76)	(56)
Net Cash Used in Financing Activities	(3,723)	(1,171)
Increase (Decrease) in Cash and Due from Banks	585	(5)
Cash and Due from Banks at Beginning of Period	3,499	3,014
Cash and Due from Banks at End of Period	$4,084	3,009
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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2025 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2026	2025
Cash Payments:
Interest	$1,071	1,107
Income taxes paid, net of refunds received	9	(3)

Transfers:
Portfolio loans and leases to loans and leases held for sale	$199	38
Loans and leases held for sale to portfolio loans and leases	2	2
Portfolio loans and leases to OREO	6	5
Bank premises and equipment to OREO	1	4

Supplemental Disclosures:
Non-cash consideration transferred for the Comerica acquisition	$12,676	$—

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standard Adopted in 2026
The Bancorp adopted the following new accounting standard during the three months ended March 31, 2026:

ASU 2025-08 – Financial Instrument – Credit Losses (Topic 326): Purchased Loans
In November 2025, the FASB issued ASU 2025-08, which modifies the accounting for purchased financial assets by expanding the gross-up approach for recognizing the estimate of expected credit losses to purchased seasoned loans, which includes non-purchased credit deteriorated loans (excluding credit cards and leases) purchased at least 90 days after origination and the acquirer was not involved in the origination, or loans acquired in a business combination. Upon acquisition, PSLs should be accounted for under the gross-up approach, which includes recognizing an allowance and an offsetting entry as an addition to the fair value of the loan, resulting in an initial amortized cost basis in an amount equal to the sum of the purchase price plus the ACL. The difference, if any, between the amortized cost basis (as adjusted for expected credit losses) and the unpaid principal balance is recognized as a noncredit discount or premium and accreted or amortized into interest income. The amended guidance largely eliminates the day 1 credit loss expense for non-PCD acquired financial assets. The amended guidance also introduces an accounting policy election for entities that use a method other than a discounted cash flow analysis to estimate credit losses on PSLs, which allows the use of the amortized cost basis rather than the unpaid principal balance when subsequently measuring the ACL, applied on an individual-acquisition basis. As permitted, the Bancorp early adopted the amended guidance and the related accounting policy election effective January 1, 2026, on a prospective basis. Refer to Note 4 for additional information.

Significant Accounting Standards Issued but Not Yet Adopted
The following significant accounting standards were issued but not yet adopted by the Bancorp as of March 31, 2026:

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

Updates to Significant Accounting and Reporting Policies
In conjunction with the adoption of ASU 2025-08 on January 1, 2026, the Bancorp has updated its accounting and reporting policy for portfolio loans and leases as described below. Additionally, in conjunction with the acquisition of Comerica Incorporated on February 1, 2026, the Bancorp has updated its accounting and reporting policy for pension plans as described below. Refer to Note 1 of the Notes to Consolidated Financial Statements in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025 for discussion of these accounting and reporting policies for periods prior to January 1, 2026.

Portfolio Loans and Leases
Basis of accounting
Portfolio loans and leases are generally reported at the principal balance outstanding, net of unearned income, deferred direct loan origination fees and costs and any direct principal charge-offs. Direct loan origination fees and costs are deferred and the net amount is amortized over the contractual life or estimated life, if prepayments are estimated, of the related loans as a yield adjustment. Interest income is recognized based on the principal balance outstanding, computed using the effective interest method.

Loans and leases acquired by the Bancorp through a purchase or business combination are initially evaluated for classification as PCD. Acquired loans and leases (including both sales-type leases and direct financing leases) are classified as PCD when there is evidence of more than insignificant deterioration in credit quality since origination. Loans that do not meet the criteria to be classified as PCD, are evaluated to determine whether they qualify as PSLs. Loans are considered PSLs if they are acquired at least 90 days after origination and the Bancorp was not involved in the origination of the loan. Loans acquired in a business combination are automatically deemed PSLs. Excluded from the scope of PSLs are credit cards, debt securities, contract assets, trade receivables and leases.

At acquisition, PCD and PSLs are accounted for under the gross-up approach, which includes recognizing an allowance and an offsetting entry as an addition to the fair value of the loan, resulting in an initial amortized cost basis in an amount equal to the sum of the purchase price plus the ACL. The difference, if any, between the amortized cost basis (as adjusted for expected credit losses) and the unpaid principal balance is recognized as a noncredit discount or premium and accreted or amortized into interest income over the life of the loan as an adjustment to yield.

For acquired loans and finance leases that do not qualify as PCD or PSLs, the Bancorp does not carry over the acquired company’s ACL but upon acquisition will record an ACL and provision for credit losses reflective of credit losses expected to be incurred over the remaining contractual life of the acquired loans. Premiums and discounts reflected in the initial fair value are amortized into interest income over the life of the loan as an adjustment to yield.

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

Pension Plans
The Bancorp uses a third-party actuary to assist in determining the projected obligations and annual costs of its defined benefit pension plans, which are dependent on assumptions of future events. These include demographic assumptions such as retirement age, mortality, the rate of compensation increases and the form of payment election, as well as market-based assumptions such as discount rates and expected returns on plan assets. Net periodic pension cost (or benefit) includes service cost, interest cost, expected returns on plan assets, the amortization of prior service cost (or credit) and the amortization of net actuarial gains (or losses). To determine the expected investment returns on plan assets, the Bancorp estimates expected long-term rates of return for classes of investments, which are then applied to a market-related value

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
of plan assets as of the measurement date. For fixed-income and private placement securities, the market-related value of plan assets is based on the fair value as of the measurement date. For other types of investments, the market-related value of plan assets at the measurement date is based on amortizing the difference between actual returns and expected returns over a period of up to five years. Amortization of the net gain or loss resulting from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value) is included as a component of net periodic benefit cost. If, as of the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation and the market-related value of plan assets, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan. Service cost is included in compensation and benefits expense, while the other components of net periodic pension cost (or benefit) are included in other noninterest expense in the Condensed Consolidated Statements of Income. The Bancorp recognizes the overfunded or underfunded status of each plan in other assets and accrued taxes, interest and expenses, respectively, in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
4. Business Combination
On February 1, 2026, Fifth Third Bancorp closed the merger with Comerica Incorporated in an all-stock transaction valued at approximately $12.7 billion. Comerica was headquartered in Dallas, Texas, with 351 full-service banking center locations, primarily located in Michigan, Texas and California. Comerica had two wholly-owned banking subsidiaries, Comerica Bank and Comerica Bank & Trust, National Association, which were both merged into Fifth Third Bank, National Association on February 1, 2026. The merger resulted in a combined company that is one of the largest banks in the U.S., with a strengthened competitive position in the Midwest and significant operations in high-growth U.S. markets, including key regions in the Southeast, Texas and California.

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

The acquisition of Comerica constituted a business combination and was accounted for under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. These fair value estimates are considered preliminary as of March 31, 2026. Fair value estimates, including those for loans and leases, intangible assets, deposits, bank premises and equipment, other liabilities, certain tax-related matters and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table reflects total consideration transferred for Comerica’s net assets and the amounts of acquired identifiable assets and liabilities assumed at their preliminary estimated fair values as of the acquisition date:

($ in millions)
Purchase consideration
Fair value of common stock issued	$12,056
Fair value of preferred stock issued	412
Replacement of stock-based awards	208
Fair value of purchase consideration	$12,676

Net Identifiable Assets Acquired, at Fair Value:
Assets:
Cash and due from banks	$740
Other short-term investments	11,242
Available-for-sale debt and other securities	7,243
Held-to-maturity securities	3,669
Trading debt securities	170
Equity securities	141
Loans and leases held for sale	1
Portfolio loans and leases	50,536
Allowance for loan and lease losses	(661)
Portfolio loans and leases, net	49,875
Bank premises and equipment	526
Intangible assets	1,209
Other assets	5,954
Total assets acquired	$80,770
Liabilities:
Deposits	$65,189
Accrued taxes, interest and expenses	901
Other liabilities	1,494
Long-term debt	5,529
Total liabilities assumed	$73,113

Net identifiable assets acquired	$7,657
Goodwill	$5,019
In connection with the merger, the Bancorp recognized approximately $5.0 billion of goodwill, which is not expected to be tax-deductible. Refer to Note 8 for additional information on goodwill recognized and Note 9 for additional information on intangible assets acquired in the acquisition of Comerica.

The following is a description of the methods used to determine the estimated fair values of significant assets and liabilities:

Cash and due from banks and other short-term investments
For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value.

Available-for-sale debt and other securities, held-to-maturity securities, trading debt securities and equity securities
Fair values for securities were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models and/or DCF methodologies.

Loans and leases held for sale and portfolio loans and leases, net
Fair values for loans and leases were estimated individually based on a DCF methodology that considered factors including the type of loan and related collateral, fixed or variable interest rate, remaining term, credit quality ratings or scores, amortization status and current discount rates. Loans and leases with similar characteristics were pooled together to determine certain inputs or assumptions when applying various valuation techniques. The discount rates used for loans were based on an evaluation of current market rates for new originations of comparable loans and a market participant’s required rate of return to purchase similar assets, including adjustments for liquidity and credit

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
quality when necessary. The initial amortized cost basis of acquired portfolio loans and leases also included the initial ACL amount for instruments designated as PCD assets or PSLs, as further discussed in the Acquired Loans and Leases section of this footnote.

Bank premises and equipment
Fair values for bank premises and equipment were generally based on appraisals of the property values.

Intangible assets
Intangible assets primarily consist of the core deposit intangible asset, representing the value of relationships with deposit customers. The fair value was estimated based on a DCF methodology that considered expected customer attrition rates, net maintenance cost of the deposit base, the alternative cost of funds and the interest costs associated with customer deposits. The core deposit intangible is being amortized on an accelerated basis over its estimated useful life.

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

Other assets and other liabilities
Acquired BOLI policies were initially recognized at their cash surrender value as of the acquisition date, which approximates fair value.

Assets and obligations of acquired pension and other postretirement benefit plans were remeasured as of the acquisition date, including Comerica’s qualified defined benefit plan, which was in an overfunded position. Refer to Note 18 for additional information.

Fair values for ROU assets associated with real estate operating leases were based on current market rental rates for similar properties in the same area, discounted at market-indicated discount rates for similar asset types as of the acquisition date. Estimates of current market rental rates were generally based on third-party market rent studies performed for each significant property.

Fair values for derivative contracts, which are included in either other assets or other liabilities, were valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters. Certain derivative contracts were valued based upon models with significant unobservable market parameters.

Merger-Related Charges
Direct merger-related charges associated with the acquisition of Comerica were expensed as incurred by the Bancorp. These merger-related charges primarily related to employee change in control and termination expenses, system conversions and other costs of integrating and conforming the acquired operations with those of the Bancorp. The table below summarizes the merger-related charges recorded in the Condensed Consolidated Statements of Income:

($ in millions)	For the three months ended March 31, 2026
Noninterest Expense
Compensation and benefits	$427
Technology and communications	21
Net occupancy expense	25
Card and processing expense	30
Equipment expense	4
Other noninterest expense	128
Total noninterest expense	$635

Noninterest Income
Other noninterest income (loss)	(22)
Total noninterest income	$(22)

Total merger-related charges	$657

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Unaudited Pro Forma Information
The following table presents unaudited pro forma information as if the merger of Comerica had occurred on January 1, 2025. This unaudited pro forma information combines the historical condensed consolidated results of operations of Fifth Third Bancorp and Comerica after giving effect to certain adjustments, including purchase accounting adjustments, amortization of intangible assets and merger costs, as well as the related income tax effects of those adjustments. The unaudited pro forma results also reflect reclassification adjustments to conform Comerica’s presentation with the Bancorp’s presentation. Direct costs associated with the merger are included in unaudited pro forma earnings as of January 1, 2025.

The unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had Fifth Third Bancorp acquired Comerica on January 1, 2025. Furthermore, cost savings and other business synergies related to the merger are not reflected in the unaudited pro forma amounts for the three months ended March 31, 2026 and 2025.

	Unaudited Pro Forma Information
	For the three months ended March 31,
($ in millions)	2026	2025
Net interest income	$2,133	2,058
Noninterest income	1,007	937
Net income available to common shareholders	762	52

Acquired Loans and Leases
For information on the accounting for acquired loans and leases, refer to Note 3.

The following table reflects the unpaid principal balance, fair value and initial amortized cost basis of acquired loans and leases as of:

February 1, 2026 ($ in millions)	PCD	PSL	Other	Total
Fair value of acquired loans and leases	$3,404	46,066	405	49,875
Adjustments for expected credit losses(a)(b)	180	481	—	661
Initial amortized cost basis of acquired loans and leases	$3,584	46,547	405	50,536
Unpaid principal balance of acquired loans and leases(a)	3,680	46,621	406	50,707
Noncredit discount, net	$(96)	(74)	(1)	(171)
(a)The unpaid principal balance and adjustment for expected credit losses exclude net charge-offs of $94 which were taken immediately at the time of the Comerica acquisition.
(b)The initial ALLL on other acquired loans and leases was $8 and was recorded as provision for credit losses in the Bancorp’s Condensed Consolidated Statements of Income.

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

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

March 31, 2026 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$3,454	2	(2)	3,454
Mortgage-backed securities:
Agency residential mortgage-backed securities	15,183	10	(599)	14,594
Agency commercial mortgage-backed securities	24,403	3	(2,168)	22,238
Non-agency commercial mortgage-backed securities	2,962	1	(212)	2,751
Asset-backed securities and other debt securities	2,438	2	(114)	2,326
Other securities(a)	798	—	—	798
Total available-for-sale debt and other securities	$49,238	18	(3,095)	46,161
Held-to-maturity securities:(b)
U.S. Treasury and federal agencies securities	$2,154	3	—	2,157
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,612	11	(71)	5,552
Agency commercial mortgage-backed securities	8,621	36	(27)	8,630
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$16,389	50	(98)	16,341
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $204, $591 and $3, respectively, at March 31, 2026, that are carried at cost.
(b)The amortized cost basis includes a discount of $715 at March 31, 2026 pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

December 31, 2025 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$1,575	—	—	1,575
Mortgage-backed securities:
Agency residential mortgage-backed securities	9,138	18	(533)	8,623
Agency commercial mortgage-backed securities	22,307	4	(2,124)	20,187
Non-agency commercial mortgage-backed securities	3,032	1	(200)	2,833
Asset-backed securities and other debt securities	2,381	2	(116)	2,267
Other securities(a)	674	—	—	674
Total available-for-sale debt and other securities	$39,107	25	(2,973)	36,159
Held-to-maturity securities:(b)
U.S. Treasury and federal agencies securities	$2,438	19	—	2,457
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,023	23	(44)	5,002
Agency commercial mortgage-backed securities	3,905	43	(5)	3,943
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$11,368	85	(49)	11,404
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $167, $505 and $2, respectively, at December 31, 2025, that are carried at cost.
(b)The amortized cost basis includes a discount of $742 at December 31, 2025 pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	March 31, 2026	December 31, 2025
Trading debt securities	$1,669	1,057
Equity securities	544	453

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $194 million and $139 million at March 31, 2026 and December 31, 2025, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.
The following table presents the components of net securities losses and gains recognized in the Condensed Consolidated Statements of Income:

	For the three months ended March 31,
($ in millions)	2026	2025
Available-for-sale debt and other securities:
Realized gains	$7	5
Realized losses	(7)	(5)
Net losses on available-for-sale debt and other securities	$—	—
Trading debt securities:
Net unrealized losses	(1)	—
Net trading debt securities losses	$(1)	—
Equity securities:
Net realized gains	1	—
Net unrealized losses	(12)	(9)
Net equity securities losses	$(11)	(9)
Total losses recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$(12)	(9)
(a)Excludes $3 and $4 of net securities gains for the three months ended March 31, 2026 and 2025, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These gains and losses are included in capital markets fees and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

At both March 31, 2026 and December 31, 2025, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during both the three months ended March 31, 2026 and 2025.

At March 31, 2026 and December 31, 2025, investment securities with a fair value of $31.5 billion and $28.6 billion, respectively, were pledged to secure borrowing capacity, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of March 31, 2026 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$4,010	3,986	308	308
Due after 1 year through 5 years	21,048	20,382	5,546	5,565
Due after 5 years through 10 years	19,350	17,447	10,350	10,279
Due after 10 years	4,032	3,548	185	189
Other securities	798	798	—	—
Total	$49,238	46,161	16,389	16,341
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

	Less than 12 months		12 months or more		Total
March 31, 2026 ($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies securities	$1,496	(2)	—	—	1,496	(2)
Agency residential mortgage-backed securities	7,900	(50)	4,469	(549)	12,369	(599)
Agency commercial mortgage-backed securities	1,973	(15)	19,366	(2,153)	21,339	(2,168)
Non-agency commercial mortgage-backed securities	64	(1)	2,598	(211)	2,662	(212)
Asset-backed securities and other debt securities	305	(4)	1,762	(110)	2,067	(114)
Total	$11,738	(72)	28,195	(3,023)	39,933	(3,095)
December 31, 2025
U.S. Treasury and federal agencies securities	$1,225	—	—	—	1,225	—
Agency residential mortgage-backed securities	1,454	(7)	4,615	(526)	6,069	(533)
Agency commercial mortgage-backed securities	149	(1)	19,826	(2,123)	19,975	(2,124)
Non-agency commercial mortgage-backed securities	1	—	2,695	(200)	2,696	(200)
Asset-backed securities and other debt securities	135	(1)	1,893	(115)	2,028	(116)
Total	$2,964	(9)	29,029	(2,964)	31,993	(2,973)

At March 31, 2026 and December 31, 2025, $25 million and $24 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	March 31, 2026	December 31, 2025
Loans and leases held for sale:
Commercial and industrial loans	$535	46
Commercial mortgage loans	49	29
Commercial construction loans	67	—
Residential mortgage loans	714	658
Total loans and leases held for sale	$1,365	733
Portfolio loans and leases:
Commercial and industrial loans	$83,864	52,749
Commercial mortgage loans	27,143	12,228
Commercial construction loans	8,329	5,316
Commercial leases	3,523	3,269
Total commercial loans and leases	$122,859	73,562
Residential mortgage loans	$19,507	17,652
Home equity	6,735	4,846
Indirect secured consumer loans	18,296	17,964
Credit card	1,658	1,747
Solar energy installation loans	4,465	4,560
Other consumer loans	2,730	2,320
Total consumer loans	$53,391	49,089
Total portfolio loans and leases	$176,250	122,651

Portfolio loans and leases are recorded net of unearned income, which totaled $398 million and $384 million as of March 31, 2026 and December 31, 2025, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $775 million and $534 million at March 31, 2026 and December 31, 2025, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs associated with loans and valuation adjustments associated with loans measured at fair value. These items totaled a net discount of $355 million and $216 million as of March 31, 2026 and December 31, 2025, respectively, of which $838 million and $872 million of net discount was related to solar energy installation loans, respectively.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $16.1 billion and $14.9 billion as of March 31, 2026 and December 31, 2025, respectively, pledged to the FHLB, and loans of $80.2 billion and $60.1 billion as of March 31, 2026 and December 31, 2025, respectively, pledged to the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of net charge-offs:

	For the three months ended March 31,
($ in millions)	2026	2025
Commercial and industrial loans	$69	52
Commercial mortgage loans	—	10
Commercial leases	—	2
Indirect secured consumer loans	24	21
Credit card	14	17
Solar energy installation loans	23	18
Other consumer loans	14	16
Total net charge-offs(a)	$144	136
(a)Excludes net charge-offs of $94 which were taken immediately at the time of the Comerica acquisition.

The following table presents the income recognized related to leases where the Bancorp is the lessor:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
		2026	2025
Direct financing leases	Interest and fees on loans and leases	$8	10
Sales-type leases	Interest and fees on loans and leases	31	26
Operating leases	Commercial banking revenue	21	20

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
7. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class. Refer to Note 1 and Note 6 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the Bancorp’s accounting policies and estimation practices for the ALLL.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended March 31, 2026 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,186	109	958	2,253
Losses charged-off(a)(b)	(77)	—	(110)	(187)
Recoveries of losses previously charged-off(a)(b)	8	—	35	43
Provision for (benefit from) loan and lease losses	60	(7)	99	152
Allowance on PCD loans and leases at acquisition	177	2	1	180
Allowance on PSLs at acquisition	466	4	11	481
Balance, end of period	$1,820	108	994	2,922
(a)The Bancorp recorded $4 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.
(b)Excludes net charge-offs of $94 million which were taken immediately at the time of the Comerica acquisition.

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

The following tables provide a summary of the ALLL and related loans and leases, classified by portfolio segment:

As of March 31, 2026 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$147	—	14	161
Collectively evaluated	1,673	108	980	2,761
Total ALLL	$1,820	108	994	2,922
Portfolio loans and leases:(b)
Individually evaluated	$492	143	106	741
Collectively evaluated	122,367	19,259	33,778	175,404
Total portfolio loans and leases	$122,859	19,402	33,884	176,145
(a)Includes $2 related to commercial leveraged leases at March 31, 2026.
(b)Excludes $105 of residential mortgage loans measured at fair value and includes $238 of commercial leveraged leases, net of unearned income, at March 31, 2026.

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

The Bancorp defines term loans and leases as those having a fixed duration, repayment schedule and defined interest rate. For purposes of disclosing both originated and acquired term loans by origination year, the Bancorp generally determines the origination date for loans and leases within the commercial portfolio as the date of the most recent credit decision or extension. Revolving and other loans include loans with revolving privileges and certain complex lending arrangements involving commitments made by the Bancorp under predefined terms, including loans with both revolving and non-revolving components, loans with delayed draw features or loans with interchangeable interest rate and repayment options that extend beyond the time of origination.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost basis of the Bancorp’s commercial portfolio segment, by class and vintage, disaggregated by credit risk rating:

As of March 31, 2026 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2026	2025	2024	2023	2022	Prior		Total
Commercial and industrial loans:
Pass	$2,119	6,563	4,063	1,833	2,679	2,321	59,357	78,935
Special mention	27	95	135	62	58	46	1,354	1,777
Substandard	15	52	243	159	184	158	2,251	3,062
Doubtful	—	—	1	—	—	—	89	90
Total commercial and industrial loans	$2,161	6,710	4,442	2,054	2,921	2,525	63,051	83,864
Commercial mortgage owner-occupied loans:
Pass	$583	1,843	1,109	1,060	1,395	2,099	3,228	11,317
Special mention	7	100	10	47	59	113	78	414
Substandard	6	126	55	61	70	75	136	529
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$596	2,069	1,174	1,168	1,524	2,287	3,442	12,260
Commercial mortgage nonowner-occupied loans:
Pass	$193	1,478	933	846	1,100	1,381	7,869	13,800
Special mention	5	1	21	5	11	24	373	440
Substandard	23	20	66	19	53	5	457	643
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$221	1,499	1,020	870	1,164	1,410	8,699	14,883
Commercial construction loans:
Pass	$—	37	—	—	—	27	7,267	7,331
Special mention	—	—	—	60	—	—	538	598
Substandard	—	—	—	—	—	—	400	400
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$—	37	—	60	—	27	8,205	8,329
Commercial leases:
Pass	$451	1,152	814	262	176	594	—	3,449
Special mention	—	5	22	—	—	—	—	27
Substandard	8	3	14	12	3	7	—	47
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$459	1,160	850	274	179	601	—	3,523
Total commercial loans and leases:
Pass	$3,346	11,073	6,919	4,001	5,350	6,422	77,721	114,832
Special mention	39	201	188	174	128	183	2,343	3,256
Substandard	52	201	378	251	310	245	3,244	4,681
Doubtful	—	—	1	—	—	—	89	90
Total commercial loans and leases	$3,437	11,475	7,486	4,426	5,788	6,850	83,397	122,859

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2025 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial loans:
Pass	$3,359	2,040	861	1,829	832	553	40,015	49,489
Special mention	23	51	10	7	13	10	839	953
Substandard	57	89	92	138	42	28	1,743	2,189
Doubtful	—	1	—	—	6	—	111	118
Total commercial and industrial loans	$3,439	2,181	963	1,974	893	591	42,708	52,749
Commercial mortgage owner-occupied loans:
Pass	$1,136	615	572	648	537	406	1,712	5,626
Special mention	24	4	28	16	14	3	72	161
Substandard	69	44	38	33	27	12	132	355
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,229	663	638	697	578	421	1,916	6,142
Commercial mortgage nonowner-occupied loans:
Pass	$824	542	486	638	109	419	2,628	5,646
Special mention	1	—	—	19	—	—	111	131
Substandard	20	63	16	42	—	24	144	309
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$845	605	502	699	109	443	2,883	6,086
Commercial construction loans:
Pass	$44	—	—	—	27	—	4,404	4,475
Special mention	—	—	—	—	—	—	548	548
Substandard	—	—	—	—	—	—	293	293
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$44	—	—	—	27	—	5,245	5,316
Commercial leases:
Pass	$1,255	858	266	198	173	472	—	3,222
Special mention	2	6	—	—	1	—	—	9
Substandard	1	15	11	3	5	3	—	38
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$1,258	879	277	201	179	475	—	3,269
Total commercial loans and leases:
Pass	$6,618	4,055	2,185	3,313	1,678	1,850	48,759	68,458
Special mention	50	61	38	42	28	13	1,570	1,802
Substandard	147	211	157	216	74	67	2,312	3,184
Doubtful	—	1	—	—	6	—	111	118
Total commercial loans and leases	$6,815	4,328	2,380	3,571	1,786	1,930	52,752	73,562

The following tables summarize the Bancorp’s gross charge-offs within the commercial portfolio segment, by class and vintage:

For the three months ended March 31, 2026 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2026	2025	2024	2023	2022	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$—	1	—	—	—	6	70	77
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—	—	—
Total commercial loans and leases	$—	1	—	—	—	6	70	77

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For the three months ended March 31, 2025 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2025	2024	2023	2022	2021	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$—	6	4	1	—	—	43	54
Commercial mortgage owner-occupied loans	—	—	—	—	—	11	—	11
Commercial leases	—	—	—	—	—	2	—	2
Total commercial loans and leases	$—	6	4	1	—	13	43	67

Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of March 31, 2026 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$83,403	322	139	461	83,864	3
Commercial mortgage owner-occupied loans	12,193	58	9	67	12,260	—
Commercial mortgage nonowner-occupied loans	14,788	71	24	95	14,883	19
Commercial construction loans	8,280	47	2	49	8,329	2
Commercial leases	3,516	6	1	7	3,523	1
Total portfolio commercial loans and leases	$122,180	504	175	679	122,859	25
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2025 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$52,481	173	95	268	52,749	2
Commercial mortgage owner-occupied loans	6,127	3	12	15	6,142	—
Commercial mortgage nonowner-occupied loans	6,083	1	2	3	6,086	—
Commercial construction loans	5,315	—	1	1	5,316	1
Commercial leases	3,258	11	—	11	3,269	—
Total portfolio commercial loans and leases	$73,264	188	110	298	73,562	3
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

The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both delinquency and performing versus nonperforming status:

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2026 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2026	2025	2024	2023	2022	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$390	2,205	2,116	1,073	2,841	10,581	—	—	19,206
30-89 days past due	—	1	8	1	2	18	—	—	30
90 days or more past due	—	—	1	—	1	4	—	—	6
Nonperforming	—	—	4	8	15	133	—	—	160
Total residential mortgage loans(b)	$390	2,206	2,129	1,082	2,859	10,736	—	—	19,402
Home equity:
Performing:
Current	$38	188	129	46	26	72	5,933	166	6,598
30-89 days past due	—	—	—	—	—	1	30	2	33
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	—	1	—	6	90	7	104
Total home equity	$38	188	129	47	26	79	6,053	175	6,735
Indirect secured consumer loans:
Performing:
Current	$2,362	7,032	3,915	1,687	1,791	1,340	—	—	18,127
30-89 days past due	1	24	23	20	25	18	—	—	111
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	7	10	12	16	13	—	—	58
Total indirect secured consumer loans	$2,363	7,063	3,948	1,719	1,832	1,371	—	—	18,296
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,595	—	1,595
30-89 days past due	—	—	—	—	—	—	16	—	16
90 days or more past due	—	—	—	—	—	—	17	—	17
Nonperforming	—	—	—	—	—	—	30	—	30
Total credit card	$—	—	—	—	—	—	1,658	—	1,658
Solar energy installation loans:
Performing:
Current	$57	761	690	1,870	1,007	29	—	—	4,414
30-89 days past due	—	2	4	12	7	—	—	—	25
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	3	5	2	10	6	—	—	—	26
Total solar energy installation loans	$60	768	696	1,892	1,020	29	—	—	4,465
Other consumer loans:
Performing:
Current	$97	315	168	270	391	523	923	21	2,708
30-89 days past due	—	3	2	2	7	3	—	—	17
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	1	—	—	1	2	1	—	—	5
Total other consumer loans	$98	318	170	273	400	527	923	21	2,730
Total residential mortgage and consumer loans:
Performing:
Current	$2,944	10,501	7,018	4,946	6,056	12,545	8,451	187	52,648
30-89 days past due	1	30	37	35	41	40	46	2	232
90 days or more past due	—	—	1	—	1	4	17	—	23
Nonperforming	4	12	16	32	39	153	120	7	383
Total residential mortgage and consumer loans(b)	$2,949	10,543	7,072	5,013	6,137	12,742	8,634	196	53,286
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2026, $63 of these loans were 30-89 days past due and $233 were 90 days or more past due. The Bancorp recognized losses of an immaterial amount during the three months ended March 31, 2026 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $105 of residential mortgage loans measured at fair value at March 31, 2026, including $1 of 30-89 days past due loans, $1 of 90 days or more past due loans and $4 of nonperforming loans.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables summarize the Bancorp’s gross charge-offs within the residential mortgage and consumer portfolio segments, by class and vintage:

For the three months ended March 31, 2026 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2026	2025	2024	2023	2022	Prior			Total
Consumer loans:
Home equity	$—	—	—	—	—	—	2	—	2
Indirect secured consumer loans	—	7	8	8	12	5	—	—	40
Credit card	—	—	—	—	—	—	19	—	19
Solar energy installation loans	—	2	4	13	7	—	—	—	26
Other consumer loans	—	1	1	3	5	4	9	—	23
Total residential mortgage and consumer loans	$—	10	13	24	24	9	30	—	110

For the three months ended March 31, 2025 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2025	2024	2023	2022	2021	Prior			Total
Consumer loans:
Home equity	$—	—	—	—	—	—	2	—	2
Indirect secured consumer loans	—	6	11	12	4	3	—	—	36
Credit card	—	—	—	—	—	—	22	—	22
Solar energy installation loans	—	3	11	7	—	—	—	—	21
Other consumer loans	—	1	4	7	2	3	8	—	25
Total residential mortgage and consumer loans	$—	10	26	26	6	6	32	—	106

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	March 31, 2026	December 31, 2025
Commercial loans and leases:
Commercial and industrial loans	$350	322
Commercial mortgage owner-occupied loans	68	19
Commercial mortgage nonowner-occupied loans	12	5
Commercial construction loans	62	—
Total commercial loans and leases	$492	346
Residential mortgage loans	143	143
Consumer loans:
Home equity	70	70
Indirect secured consumer loans	36	35
Total consumer loans	$106	105
Total portfolio loans and leases	$741	594

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	March 31, 2026			December 31, 2025
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$366	51	417	350	43	393
Commercial mortgage owner-occupied loans	50	30	80	16	13	29
Commercial mortgage nonowner-occupied loans	12	2	14	5	—	5
Commercial construction loans	—	62	62	—	—	—
Total nonaccrual portfolio commercial loans and leases	$428	145	573	371	56	427
Residential mortgage loans	84	80	164	69	80	149
Consumer loans:
Home equity	53	51	104	23	48	71
Indirect secured consumer loans	49	9	58	52	9	61
Credit card	30	—	30	29	—	29
Solar energy installation loans	26	—	26	22	—	22
Other consumer loans	5	—	5	8	—	8
Total nonaccrual portfolio consumer loans	$163	60	223	134	57	191
Total nonaccrual portfolio loans and leases(a)(b)	$675	285	960	574	193	767
OREO and other repossessed property	—	39	39	—	30	30
Total nonperforming portfolio assets(a)(b)	$675	324	999	574	223	797
(a)Excludes $141 and $70 of nonaccrual loans held for sale as of March 31, 2026 and December 31, 2025, respectively.
(b)Includes $38 and $21 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of March 31, 2026 and December 31, 2025, respectively.

The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the three months ended March 31, 2026 and 2025.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $162 million and $110 million as of March 31, 2026 and December 31, 2025, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
In the course of servicing its loans, the Bancorp works with borrowers who are experiencing financial difficulty to identify solutions that are mutually beneficial to both parties with the objective of mitigating the risk of losses on the loan. These efforts often result in modifications to the payment terms of the loan. The types of modifications offered to borrowers vary by type of loan and may include term extensions, interest rate reductions, payment delays (other than those that are insignificant) or combinations thereof. The Bancorp typically does not provide principal forgiveness except in circumstances where the loan has already been fully or partially charged-off.

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

Portfolio loans with an amortized cost basis of $362 million and $254 million as of March 31, 2026 and 2025, respectively, were modified during the three months ended March 31, 2026 and 2025, respectively, for borrowers experiencing financial difficulty, as further discussed in the following sections. These modifications for the three months ended March 31, 2026 and 2025 represented 0.21% of total portfolio loans and leases as of both March 31, 2026 and 2025. These amounts excluded $22 million and $19 million for the three months ended March 31, 2026 and 2025, respectively, of consumer and residential mortgage loans which have been granted a concession under provisions of the Federal Bankruptcy Act and are monitored separately from loans modified under the Bancorp’s loan modification programs. As of March 31, 2026 and December 31, 2025, the Bancorp had commitments of $160 million and $69 million, respectively, to lend additional funds to

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
borrowers experiencing financial difficulty whose terms have been modified during the twelve months ended March 31, 2026 and December 31, 2025, respectively.

Commercial portfolio segment
Commercial loan modifications are individually negotiated and may vary depending on the borrower’s financial situation, but the Bancorp most commonly utilizes term extensions for periods of three to twelve months. The Bancorp may also consider offering commercial borrowers interest rate reductions or payment delays, which may be combined with a term extension.

The following tables present the amortized cost basis as of March 31, 2026 and 2025 of the Bancorp’s commercial portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended March 31, 2026 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$258	12	—	19	289	0.34
Commercial mortgage owner-occupied loans	9	—	—	—	9	0.07
Commercial mortgage nonowner-occupied loans	3	1	—	—	4	0.03
Commercial construction loans	32	—	—	—	32	0.38
Total commercial portfolio loans	$302	13	—	19	334	0.28

For the three months ended March 31, 2025 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$50	6	65	—	121	0.23
Commercial mortgage owner-occupied loans	5	24	—	—	29	0.47
Commercial mortgage nonowner-occupied loans	24	—	—	—	24	0.39
Commercial construction loans	8	—	42	—	50	0.84
Total commercial portfolio loans	$87	30	107	—	224	0.31

Financial effects of loan modifications
The following table presents the financial effects of the Bancorp’s significant types of commercial portfolio loan modifications to borrowers experiencing financial difficulty, by portfolio class:

For the three months ended March 31,
	Financial Effects	2026	2025
Commercial and industrial loans	Weighted-average length of term extensions	8 months	6 months
	Weighted-average length of payment delay	4 months	4 months
Commercial mortgage owner-occupied loans	Weighted-average length of term extensions	3 months	9 months
	Weighted-average length of payment delay	N/A	10 months
Commercial mortgage nonowner-occupied loans	Weighted-average length of term extensions	11 months	4 months
	Weighted-average length of payment delay	3 months	N/A
Commercial construction loans	Weighted-average length of term extensions	9 months	13 months
	Weighted-average length of payment delay	N/A	7 months

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Credit quality of modified loans
The Bancorp closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following tables present the amortized cost basis as of March 31, 2026 and 2025 for the Bancorp’s commercial portfolio loans that were modified during the twelve months ended March 31, 2026 and 2025, respectively, for borrowers experiencing financial difficulty, by age and portfolio class:

March 31, 2026 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial and industrial loans	$361	11	27	399
Commercial mortgage owner-occupied loans	39	—	—	39
Commercial mortgage nonowner-occupied loans	88	1	—	89
Commercial construction loans	69	31	—	100
Total commercial portfolio loans	$557	43	27	627

March 31, 2025 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial and industrial loans	$213	6	33	252
Commercial mortgage owner-occupied loans	66	—	24	90
Commercial mortgage nonowner-occupied loans	72	—	—	72
Commercial construction loans	107	1	—	108
Total commercial portfolio loans	$458	7	57	522

The Bancorp considers modifications to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms as subsequently defaulted. The following tables present the amortized cost basis of commercial portfolio loans as of March 31, 2026 and 2025 of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the three months ended March 31, 2026 and 2025, respectively, and were within twelve months of the modification date:

March 31, 2026 ($ in millions)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total
Commercial and industrial loans	$23	—	—	23
Commercial mortgage owner-occupied loans	—	—	—	—
Total commercial portfolio loans	$23	—	—	23

March 31, 2025 ($ in millions)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total
Commercial and industrial loans	$—	11	6	17
Commercial mortgage owner-occupied loans	—	—	24	24
Total commercial portfolio loans	$—	11	30	41

Residential mortgage portfolio segment
The Bancorp has established residential mortgage loan modification programs which define the type of modifications available as well as the eligibility criteria for borrowers. The designs of the Bancorp’s modification programs for residential mortgage loans are similar to those utilized by the various GSEs. Refer to Note 6 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the Bancorp’s residential mortgage loan modification programs.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the amortized cost basis as of March 31, 2026 and 2025 of the Bancorp’s residential mortgage portfolio loans that were modified for borrowers experiencing financial difficulty, by type of modification:

	March 31, 2026		March 31, 2025
For the three months ended ($ in millions)	Total	% of Total Class	Total	% of Total Class
Term extension and payment delay	$10	0.05	$16	0.09
Term extension, interest rate reduction and payment delay	6	0.03	2	0.01
Total residential mortgage portfolio loans	$16	0.08	$18	0.10

The Bancorp had $44 million and $3 million of trial modifications to residential mortgage loans outstanding as of March 31, 2026 and 2025, respectively, which are excluded from the completed modification activity in the table above. These trial modifications will be reported as completed modifications once the borrower satisfies the applicable contingencies in the modification agreement and the loan is contractually modified to make the modified terms permanent.

Consumer portfolio segment
The Bancorp’s modification programs for consumer loans vary based on type of loan. Refer to Note 6 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the Bancorp’s consumer loan modification programs.

The following tables present the amortized cost basis as of March 31, 2026 and 2025 of the Bancorp’s consumer portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended March 31, 2026 ($ in millions)	Interest Rate Reduction	Payment Delay	Other	Total	% of Total Class
Home equity	$—	—	5	5	0.07
Credit card	6	—	—	6	0.36
Solar energy installation loans	—	—	—	—	—
Other consumer loans	—	1	—	1	0.04
Total consumer portfolio loans	$6	1	5	12	0.04

For the three months ended March 31, 2025 ($ in millions)	Interest Rate Reduction	Payment Delay	Other	Total	% of Total Class
Home equity	$1	—	3	4	0.09
Credit card	6	—	—	6	0.36
Solar energy installation loans	—	1	—	1	0.02
Other consumer loans	—	1	—	1	0.04
Total consumer portfolio loans	$7	2	3	12	0.04

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
8. Goodwill
Business combinations entered into by the Bancorp typically result in the recognition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions within each applicable measurement period. On February 1, 2026 the Bancorp completed its acquisition of Comerica Incorporated. In connection with the acquisition, the Bancorp recorded $5.0 billion of goodwill. The fair value estimates of assets acquired and liabilities assumed are considered preliminary as of March 31, 2026 and are subject to change for up to one year after the acquisition date as additional information becomes available. Due to the timing of the acquisition, the Bancorp is in the process of completing its analysis of the allocation of the goodwill across its three reporting units, therefore goodwill is presented as part of General Corporate and Other as of March 31, 2026.

Changes in the net carrying amount of goodwill, by reporting unit, for the three months ended March 31, 2026 and the year ended December 31, 2025 were as follows:

($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$3,074	2,584	225	—	5,883
Accumulated impairment losses	(750)	(215)	—	—	(965)
Net carrying value as of December 31, 2024	2,324	2,369	225	—	4,918
Acquisition activity	29	—	—	—	29
Reallocation of goodwill	(73)	73	—	—	—
Net carrying value as of December 31, 2025	2,280	2,442	225	—	4,947
Acquisition activity	—	—	—	5,019	5,019
Net carrying value as of March 31, 2026	$2,280	2,442	225	5,019	9,966

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
9. Intangible Assets
Intangible assets consist of core deposit intangibles, developed technology, customer relationships and other intangible assets which include trade names, backlog and non-compete agreements. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives and the amortization expense is typically recorded in other noninterest expense in the Condensed Consolidated Statements of Income.

On February 1, 2026, the Bancorp completed its acquisition of Comerica Incorporated. In connection with the acquisition, the Bancorp recorded a $1.2 billion core deposit intangible asset with a weighted-average amortization period of 10 years. The fair value of the core deposit intangible is as of March 31, 2026 and subject to change as additional information becomes available. Due to the timing of the acquisition, the Bancorp is in the process of identifying and assessing other intangible assets acquired in the Comerica transaction.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 31, 2026
Core deposit intangibles	$1,415	(243)	1,172
Developed technology	114	(72)	42
Customer relationships	28	(12)	16
Other	13	(10)	3
Total intangible assets	$1,570	(337)	1,233
As of December 31, 2025
Core deposit intangibles	$206	(203)	3
Developed technology	114	(67)	47
Customer relationships	28	(12)	16
Other	13	(10)	3
Total intangible assets	$361	(292)	69

As of March 31, 2026, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $45 million and $8 million for the three months ended March 31, 2026 and 2025, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of March 31, 2026. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2026 through 2031 is as follows:

($ in millions)	Total
Remainder of 2026	$189
2027	222
2028	194
2029	167
2030	137
2031	113

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
10. Variable Interest Entities
The Bancorp, in the normal course of business, engages in a variety of activities that involve VIEs, which are legal entities that lack sufficient equity at risk to finance their activities without additional subordinated financial support or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. For more information regarding the Bancorp’s accounting for and investments in these VIEs, refer to Note 1 and Note 12 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Consolidated VIEs
The Bancorp has consolidated VIEs related to an automobile loan securitization and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities recorded on the Condensed Consolidated Balance Sheets for these consolidated VIEs as of:

($ in millions)	March 31, 2026	December 31, 2025
Assets:
Other short-term investments	$38	38
Indirect secured consumer loans	437	526
Solar energy installation loans	26	28
ALLL	(8)	(9)
Other assets	3	3
Total assets	$496	586
Liabilities:
Other liabilities	$10	11
Long-term debt	391	473
Total liabilities	$401	484

Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

March 31, 2026 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$3,002	988	3,051
Private equity investments	350	—	677
Loans provided to VIEs	4,205	—	7,737
Lease pool entities	18	—	18
Solar loan securitizations	7	—	7

December 31, 2025 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,293	714	2,345
Private equity investments	330	—	640
Loans provided to VIEs	4,340	—	7,738
Lease pool entities	20	—	20
Solar loan securitizations	7	—	7

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
At March 31, 2026 and December 31, 2025, the Bancorp’s CDC investments included $2.8 billion and $2.1 billion, respectively, of tax credit program investments for which the Bancorp elected the proportional amortization method. The unfunded commitments related to these investments were $988 million and $714 million at March 31, 2026 and December 31, 2025, respectively. The unfunded commitments as of March 31, 2026 are expected to be funded from 2026 to 2044.

The following table summarizes the impacts to the Condensed Consolidated Statements of Income related to the Bancorp’s tax credit program investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended March 31,
($ in millions)		2026	2025
Proportional amortization	Applicable income tax expense	$20	47
Tax credits and other benefits(b)(c)	Applicable income tax expense	(24)	(56)
Changes in carrying amounts of equity method investments(c)	Other noninterest expense	2	2
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three months ended March 31, 2026 and 2025.
(b)The related cash flows are classified as operating activities in the Condensed Consolidated Statements of Cash Flows primarily in net change in other assets.
(c)Includes amounts for tax credit program investments which were accounted for under the equity method as they did not meet the qualification criteria for the proportional amortization method.

Private equity investments
The Bancorp invests as a limited partner in private equity investment funds which provide the Bancorp an opportunity to obtain higher rates of return on invested capital, while also providing strategic opportunities in certain cases. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $13 million and $17 million during the three months ended March 31, 2026 and 2025, respectively.

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

11. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales
The Bancorp sold residential mortgage loans during the three months ended March 31, 2026 and 2025. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended March 31,
($ in millions)	2026	2025
Residential mortgage loan sales(a)	$1,281	1,003

Origination fees and gains on loan sales	23	14
Gross mortgage servicing fees	70	74
(a)Represents the unpaid principal balance at the time of the sale.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Servicing Rights
The Bancorp measures all of its servicing rights related to residential mortgage loans at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income. The following table presents changes in the servicing rights related to residential mortgage loans for the three months ended March 31:

($ in millions)	2026	2025
Balance, beginning of period	$1,598	1,704
Servicing rights originated	23	9
Changes in fair value:
Due to changes in inputs or assumptions(a)	1	(16)
Other changes in fair value(b)	(39)	(34)
Balance, end of period	$1,583	1,663
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the value of the MSR portfolio which may include the use of investment securities or derivative instruments. Refer to Note 12 for additional information on derivative instruments used for this purpose.

The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended March 31, 2026 and 2025 were as follows:

	March 31, 2026			March 31, 2025
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	7.7	10.8%	665	7.4	10.7%	483

At March 31, 2026 and December 31, 2025, the Bancorp serviced $86.7 billion and $87.8 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the MSR portfolio was 3.88% and 3.86% at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)			Prepayment Speed Assumption				OAS Assumption
	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,580	8.0	6.8%	$(37)	(72)	(168)	431	$(31)	(64)
Adjustable-rate	3	4.4	18.7	—	(1)	(2)	711	—	(1)
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
The Bancorp maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce certain risks related to interest rate, prepayment and foreign currency volatility. The Bancorp’s interest rate risk management strategy involves modifying the repricing characteristics of certain financial instruments so that changes in interest rates do not adversely affect the Bancorp’s net interest margin and cash flows. Additionally, the Bancorp holds derivative instruments for the benefit of its commercial customers and for other business purposes. The Bancorp does not enter into unhedged speculative derivative positions. Refer to Note 14 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information about the Bancorp’s use of derivative instruments, including those designated as hedges.

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

As of March 31, 2026 and December 31, 2025, the balance of collateral held by the Bancorp for derivative assets was $1.6 billion and $576 million, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $386 million and $270 million as of March 31, 2026 and December 31, 2025, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of March 31, 2026 and December 31, 2025, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $10 million and $6 million, respectively.

As of March 31, 2026 and December 31, 2025, the balance of collateral posted by the Bancorp, as either initial margin or due to changes in fair value of the related derivative contracts, was $3.1 billion and $868 million, respectively. Additionally, as of March 31, 2026 and December 31, 2025, $489 million and $415 million of variation margin payments, respectively, were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both March 31, 2026 and December 31, 2025, the fair value of the additional collateral that could be required to be posted as a result of the credit risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

		Fair Value
March 31, 2026 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$6,105	1	12
Total fair value hedges		1	12
Cash flow hedges:
Interest rate swaps related to C&I loans	6,850	—	2
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	1	—
Total cash flow hedges		1	2
Total derivatives designated as qualifying hedging instruments		2	14
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	4,105	7	9
Forward contracts related to residential mortgage loans measured at fair value(a)	1,382	11	2
Swap associated with the sale of Visa, Inc. Class B Shares	2,480	—	82
Foreign exchange contracts	500	10	—
Other	80	—	—
Total free-standing derivatives – risk management and other business purposes		28	93
Free-standing derivatives – customer accommodation:
Interest rate contracts(b)	102,255	553	711
Interest rate lock commitments	486	7	1
Commodity contracts	35,186	2,197	2,196
TBA securities	53	—	—
Foreign exchange contracts	24,575	543	486
Total free-standing derivatives – customer accommodation		3,300	3,394
Total derivatives not designated as qualifying hedging instruments		3,328	3,487
Total		$3,330	3,501
(a)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments in addition to certain portfolio residential mortgage loans measured at fair value.
(b)Derivative assets and liabilities are presented net of variation margin of $239 and $37, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
December 31, 2025 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$4,205	1	—
Total fair value hedges		1	—
Cash flow hedges:
Interest rate swaps related to C&I loans	6,850	5	—
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	2	—
Total cash flow hedges		7	—
Total derivatives designated as qualifying hedging instruments		8	—
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	4,275	6	1
Forward contracts related to residential mortgage loans measured at fair value(a)	1,072	1	3
Swap associated with the sale of Visa, Inc. Class B Shares	2,678	—	124
Foreign exchange contracts	150	—	2
Other	82	—	—
Total free-standing derivatives – risk management and other business purposes		7	130
Free-standing derivatives – customer accommodation:
Interest rate contracts(b)	82,901	443	540
Interest rate lock commitments	317	5	—
Commodity contracts	16,945	746	738
TBA securities	31	—	—
Foreign exchange contracts	26,166	659	626
Total free-standing derivatives – customer accommodation		1,853	1,904
Total derivatives not designated as qualifying hedging instruments		1,860	2,034
Total		$1,868	2,034
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

The following table reflects the changes in fair value of interest rate contracts, designated as fair value hedges and the changes in fair value of the related hedged items attributable to the risk being hedged, as well as the line items in the Condensed Consolidated Statements of Income in which the corresponding gains or losses are recorded:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2026	2025
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(19)	68
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	20	(68)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	March 31, 2026	December 31, 2025
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$6,081	4,204
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	(10)	10
Available-for-sale debt and other securities:
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(7)	(7)

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. As of March 31, 2026, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 70 months.

Reclassified gains and losses on interest rate contracts related to commercial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of March 31, 2026 and December 31, 2025, respectively, $321 million and $275 million of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of March 31, 2026, $79 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge designations or the addition of other hedges subsequent to March 31, 2026.

During both the three months ended March 31, 2026 and 2025, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net (losses) gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended March 31,
($ in millions)	2026	2025
Amount of pre-tax net (losses) gains recognized in OCI	$(81)	253
Amount of pre-tax net losses reclassified from OCI into net income	(21)	(56)

Free-Standing Derivative Instruments – Risk Management and Other Business Purposes
The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2026	2025
Interest rate contracts:
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	$(11)	19
Forward contracts related to residential mortgage loans measured at fair value	Mortgage banking net revenue	9	(9)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	10	—
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	8	(18)

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp typically only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The total notional amount of the risk participation agreements was $3.8 billion and $3.2 billion at March 31, 2026 and December 31, 2025, respectively, and the fair value was a liability of $9 million and $4 million at March 31, 2026 and December 31, 2025, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2026	2025
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Capital market fees	$10	8
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	(3)
Interest rate lock commitments	Mortgage banking net revenue	15	15
Commodity contracts:
Commodity contracts for customers (contract revenue)	Capital market fees	12	6
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(5)	—
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Capital market fees	27	19
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	4	(10)

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

The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of March 31, 2026
Derivative assets	$3,323	(1,382)	(357)	1,584
Derivative liabilities	3,500	(1,382)	(729)	1,389
As of December 31, 2025
Derivative assets	$1,863	(959)	(261)	643
Derivative liabilities	2,034	(959)	(142)	933
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
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s short-term borrowings as of:

($ in millions)	March 31, 2026	December 31, 2025
FHLB advances	$750	300
Securities sold under repurchase agreements	338	311
Derivative collateral	—	19
Other borrowed money	43	70
Federal funds purchased	158	226
Total short-term borrowings	$1,289	926

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and may be collateralized by securities included in available-for-sale debt and other securities or held-to-maturity securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both March 31, 2026 and December 31, 2025, all securities sold under repurchase agreements were secured by agency mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

14. Long-Term Debt
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

On February 1, 2026, the Bancorp completed its acquisition of Comerica Incorporated. In connection with the acquisition, the Bancorp assumed $5.5 billion of long-term debt, which is held by subsidiaries of the Bancorp. The following table summarizes the long-term debt assumed:

($ in millions)	Maturity	Interest Rate	February 1, 2026
Senior:
Fixed-rate notes	2029	4.00%	$547
Fixed-rate notes	2030	5.982%	1,046
Subordinated:
Fixed-rate notes	2026	3.80%	250
Fixed-rate notes	2026	7.875%	152
Fixed-rate notes	2033	5.332%	506
FHLB advances(a)	2026 - 2028	4.588%	3,028
Total			$5,529
(a)This rate reflects the weighted-average rate as of February 1, 2026.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	March 31, 2026	December 31, 2025
Commitments to extend credit	$112,467	84,405
Letters of credit	6,261	2,095
Forward contracts related to residential mortgage loans measured at fair value	1,382	1,072
Capital commitments for private equity investments	327	310
Capital expenditures	203	147

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2026 and December 31, 2025, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $232 million and $157 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The reserve for unfunded commitments as of March 31, 2026 included $75 million which was recorded as part of the initial recognition of the reserve for unfunded commitments assumed in the Comerica acquisition. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2026	December 31, 2025
Pass	$109,847	82,536
Special mention	1,312	834
Substandard	1,275	991
Doubtful	33	44
Total commitments to extend credit	$112,467	84,405

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of March 31, 2026:

($ in millions)
Less than 1 year(a)	$5,032
1 - 5 years(a)	1,227
Over 5 years	2
Total letters of credit	$6,261
(a)Includes $5 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both March 31, 2026 and December 31, 2025 and are considered guarantees in accordance with U.S. GAAP. Approximately 78% and 77% of the total standby letters of credit were collateralized as of March 31, 2026 and December 31, 2025, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $20

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
million and $9 million at March 31, 2026 and December 31, 2025, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2026	December 31, 2025
Pass	$5,963	1,923
Special mention	140	55
Substandard	154	113
Doubtful	4	4
Total letters of credit	$6,261	2,095

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

Other commitments
The Bancorp has entered into a limited number of agreements for work related to banking center construction.

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

Residential mortgage loans sold with representation and warranty provisions
Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. A contractual liability arises only in the event of a breach of these representations and warranties and, in general, only when a loss results from the breach. The Bancorp may be required to repurchase any previously sold loan, or indemnify or make whole the investor or insurer for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. For more information on how the Bancorp establishes the residential mortgage repurchase reserve, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Total repurchase demand requests during both the three months ended March 31, 2026 and 2025 were $9 million. Total outstanding repurchase demand inventory was $7 million and $5 million at March 31, 2026 and December 31, 2025, respectively. As of both March 31, 2026 and December 31, 2025, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $4 million included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of March 31, 2026 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $6 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $17 million and $13 million at March 31, 2026 and December 31, 2025, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both March 31, 2026 and December 31, 2025.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through March 31, 2026, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $82 million and $124 million at March 31, 2026 and December 31, 2025, respectively. This balance reflects the impact of the Comerica acquisition on February 1, 2026, which included $6 million related to the swap liability assumed. Refer to Note 12 and Note 21 for further information.

After the Bancorp’s sale of the Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
2010 - 2024	$8,115	354
Q1 2025	375	15
Q3 2025	500	21
Q4 2025	500	21
Q1 2026	125	6

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
16. Legal and Regulatory Proceedings

Litigation
Visa/MasterCard Merchant Interchange Litigation
In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 15 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. The Bancorp may have obligations in these matters pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On September 17, 2018, the defendants in the consolidated class action signed a settlement agreement resolving the claims seeking monetary damages by the proposed plaintiffs’ class (the “Plaintiff Damages Class”). The settlement agreement provided for a total payment by all defendants of approximately $6.24 billion. On December 13, 2019, the Court entered an order granting final approval for the settlement, and on March 15, 2023, the Second Circuit affirmed that order. The settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who have opted out of the proposed class settlement and are pursuing, or may in the future decide to pursue, private lawsuits. Several of the remaining opt-out cases have now been set for a trial scheduled to commence on September 21, 2026 in the matter of Grubhub Holdings Inc., et al. v. Visa Inc., et al. Case No. 1:19‑cv‑07273 (N.D. Ill.).

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

Klopfenstein v. Fifth Third Bank
In 2013 several putative class action lawsuits related to Fifth Third’s Early Access cash advance product were consolidated in the Southern District of Ohio as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorneys’ fees, and pre- and post-judgment interest, based on their allegation that the 120% APR disclosure in the Early Access product was misleading. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $440 million, plus prejudgment interest. On March 26, 2021, the trial court granted plaintiffs’ motion for class certification. On March 29, 2023, the trial court issued an order granting summary judgment on plaintiffs’ TILA claim, with statutory damages capped at $2 million plus costs and attorney fees. Plaintiffs’ claim for breach of contract proceeded to trial and on April 27, 2023 the jury returned a verdict in favor of the Bank, finding a breach of contract, but that the voluntary payment doctrine is a complete defense to the breach of contract claim. On September 30, 2024, the trial court issued a decision denying post-trial motions related to the jury verdict. On October 30, 2024, plaintiffs filed a notice of appeal, and on November 7, 2024, Fifth Third filed a notice of cross appeal. The Sixth Circuit Court of Appeals held oral argument on February 4, 2026, and the parties are awaiting a decision.

Howards v. Fifth Third Bank
On March 8, 2018, Plaintiff Troy Howards filed a putative class action against Fifth Third Bank in a lawsuit that was subsequently transferred to the United States District Court for the Southern District of Ohio (Case No. 1:18-CV-869, S.D. OH 2018), alleging that Fifth Third improperly charged certain fees related to insufficient funds, customer overdrafts, and out-of-network ATM use. Plaintiff filed claims for breach of contract, breach of the implied covenant of good faith and fair dealing, for violation of the California Unfair Competition Law (Ca. Bus. & Prof. Code sec. 17200, et seq.), and the California Consumer Legal Remedies Act (Cal. Civ. Code sec. 1750 et seq.). Plaintiff seeks to represent putative nationwide classes and California classes of consumers allegedly charged improper repeated insufficient funds fees, improper overdraft fees, and fees for out-of-network ATM use from the beginning of the applicable statute of limitations to present. Plaintiff seeks damages of restitution and disgorgement in the amount of the allegedly unlawfully charged fees and damages proved at trial together with interest as allowed by applicable law. On February 6, 2023, the trial court issued an order dismissing the Plaintiff’s breach of contract claim with respect to out-of-network ATM fees and dismissing the two claims for violations of California consumer protection statutes. The Court denied Fifth Third’s motion to dismiss as it relates to the claims for breach of contract and breach of the implied covenant of good faith and fair dealing for certain customer overdrafts and insufficient funds fees. The case is in discovery, and no trial date has been set.

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

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $85 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

17. Income Taxes
The applicable income tax expense was $42 million and $138 million for the three months ended March 31, 2026 and 2025, respectively. The effective tax rates for the three months ended March 31, 2026 and 2025 were 20.1% and 21.2%, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
18. Retirement and Benefit Plans
The Bancorp acquired various retirement and employee benefit plans in connection with the acquisition of Comerica Incorporated, which was completed on February 1, 2026. These plans provide retirement, health care and life insurance benefits to eligible employees and retirees and include both qualified and non‑qualified defined benefit arrangements. The assets and obligations of the acquired defined benefit plans were remeasured as of February 1, 2026. The Bancorp recognizes the overfunded or underfunded status of the plans in other assets and accrued taxes, interest and expenses, respectively, in the Condensed Consolidated Balance Sheets. The following sections provide further information regarding the defined benefit pension and postretirement benefit obligations, plan structures and funding practices for these acquired plans. For information on the Bancorp’s previously existing plans, refer to Note 22 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Comerica defined benefit retirement plans
The Bancorp acquired both a qualified and non-qualified defined benefit retirement plan in connection with the Comerica acquisition. Plan participants primarily include individuals who were previously employed by Comerica or its subsidiaries prior to the acquisition. These plans primarily utilize a cash balance benefit structure which vests after three years of service, with additional benefits available for certain individuals who were participants in the plan prior to 2017. Benefits earned under the cash balance formula include contribution credits, which are based on eligible compensation, age and years of service, and interest credits which are based on U.S. Treasury securities. The benefit structure of the nonqualified plan is similar to the qualified plan except that the nonqualified plan considers compensation in excess of applicable IRS limitations.

Comerica postretirement benefit plan
The Bancorp also acquired a postretirement benefit plan in connection with the Comerica acquisition, which provides postretirement health care and life insurance benefits for certain former Comerica employees. This plan is frozen and has been closed to new participants since January 1, 2007 but primarily provides benefits to participants who retired prior to January 1, 2000. The Plan’s health benefits are structured as a funded Health Reimbursement Arrangement for participants covered by Medicare or individual marketplace insurance plans.

The following table summarizes the plans as of February 1, 2026:

($ in millions)	Qualified Plan	Non-Qualified Plan	Postretirement Benefit Plan
Fair value of plan assets	$2,970	—	42
Projected benefit obligation	1,615	158	N/A
Accumulated benefit obligation	1,595	154	13
Funded status(a)	$1,355	(158)	29
(a)Based on projected benefit obligation for the Qualified and Non-Qualified Plans and accumulated benefit obligation for the Postretirement Benefit Plan.

For the period from February 1, 2026 to March 31, 2026, the Bancorp recognized service cost of $7 million and other net periodic pension benefit of $5 million related to the acquired defined benefit plans. Included within the other net periodic pension benefit was $11 million of expense related to retirement termination benefits associated with former employees of Comerica. Service cost and other net periodic pension benefit are recorded in compensation and benefits expense and other noninterest expense, respectively, in the Condensed Consolidated Statements of Income.

Weighted-Average Assumptions
The plans’ actuarial assumptions were evaluated as of February 1, 2026 and will be updated annually and as necessary thereafter. The expected long-term rate of return on plan assets is the average rate of return expected to be realized on funds invested or expected to be invested over the life of the plan. The expected long-term rate of return on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The returns on the various asset categories are blended to derive an equity and a fixed income long-term rate of return.

The following table summarizes the weighted-average plan assumptions as of February 1, 2026:

	Qualified Plan	Non-Qualified Plan	Postretirement Benefit Plan
Discount rate	5.62%	5.57	5.40
Rate of compensation increase	4.50	4.50	N/A
Interest crediting rate	4.87-5.25	4.87-5.25	N/A
Expected long-term return on plan assets	6.75	N/A	2.50

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Estimated future benefit payments
The Bancorp did not make contributions to the plans during the period from February 1, 2026 to March 31, 2026, and, based on the actuarial assumptions, does not expect to make contributions to the plans for the remainder of 2026, except to the extent necessary for benefit payments made under the Non-Qualified Plan. The following table summarizes the estimated future benefit payments as of February 1, 2026:

($ in millions)	Qualified Plan	Non-Qualified Plan	Postretirement Benefit Plan(a)
Remainder of 2026	$178	15	2
2027	151	15	2
2028	147	15	2
2029	148	15	2
2030	147	15	1
2031 - 2035	684	71	5
(a)Estimated future benefit payments in the Postretirement Benefit Plan are presented net of estimated Medicare subsidies.

Fair Value Measurements of Plan Assets
The following table summarizes the Qualified Plan assets measured at fair value on a recurring basis as of February 1, 2026:

	Fair Value Measurements Using(a)
($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Debt securities:
U.S. Treasury and federal agencies securities	$700	6	—	706
Asset-backed securities and other debt securities(b)	—	936	—	936
Private placement securities	—	41	—	41
Total debt securities	$700	983	—	1,683
Total plan assets in the fair value hierarchy	$700	983	—	1,683
Investments measured at NAV:
Collective investment funds				$1,265
Total plan assets at fair value(c)				$2,948
(a)For further information on fair value hierarchy levels, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.
(b)Includes corporate and municipal bonds and notes.
(c)Excludes accrued interest receivable of $22.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Debt securities
Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated using pricing models which primarily utilize quoted prices of securities with similar characteristics. Level 2 securities may include federal agencies securities, asset-backed securities and other debt securities and private placement securities.

Collective investment funds
NAV is used as a practical expedient to determine the fair value of investments in collective funds, so these investments are not classified within the fair value hierarchy. There are no unfunded commitments or redemption restrictions on the collective investment funds. The investments are redeemable daily.

There were no assets in the Non-Qualified Plan at February 1, 2026. The Postretirement Benefit Plan is invested in cash and BOLI policies. Cash is classified in Level 1 of the valuation hierarchy. The fair value of BOLI policies is based on the cash surrender values of the policies as reported by the insurance companies and is classified in Level 2 of the valuation hierarchy.

Investment Policies and Strategies
The Bancorp’s objectives for the Qualified Plan are to maintain a portfolio of assets of appropriate liquidity and diversification; to generate investment returns (net of all operating costs) that are reasonably anticipated to maintain the plan’s fully funded status or to reduce a funding deficit, after taking into account various factors, including reasonably anticipated future contributions, expense and the interest rate sensitivity of the plan’s assets relative to that of the plan’s liabilities; and to generate investment returns (net of all operating costs) that meet or exceed a customized benchmark as defined in the plan’s investment policy. The Bancorp’s target allocations for plan investments are 55 percent to 65

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
percent for fixed-income securities and 35 percent to 45 percent for equity securities. There were no significant concentrations of risk associated with the investments of the Qualified Plan at February 1, 2026.

Permitted asset classes of the Qualified Plan include fixed-income (U.S. Treasury and other U.S. government agency securities, corporate bonds and notes, municipal bonds, collateralized mortgage obligations and money market funds) and equities (collective investment funds). Derivative instruments are permissible for hedging and transactional efficiency, but only to the extent that the derivative use enhances the efficient execution of the Qualified Plan’s investment policy. The Qualified Plan does not directly invest in securities issued by the Bancorp and its subsidiaries.

Fifth Third Bank, National Association, (the “Trustee”), is expected to manage plan assets in a manner consistent with the Qualified Plan agreement and other regulatory, federal and state laws. The Fifth Third Bank Pension, 401(k) and Medical Plan Committee (the “Committee”) is the plan administrator. The Trustee provides to the Committee quarterly reports and is also required to keep the Committee apprised of any material changes in the Trustee’s outlook and recommended investment policy. There were no fees paid by the Plan for accounting or administrative services provided by the Trustee for the period from February 1, 2026 to March 31, 2026.

19. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	For the three months ended March 31,
($ in millions, except per share data)	2026	2025
Net income available to common shareholders	$128	478

Average common shares outstanding - basic	825	671
Effect of dilutive stock-based awards	5	5
Average common shares outstanding - diluted	830	676

Earnings per share - basic	$0.16	0.71
Earnings per share - diluted	0.15	0.71

Anti-dilutive stock-based awards excluded from diluted shares	2	2

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
20. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
March 31, 2026 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(129)	29	(100)
Net unrealized losses on available-for-sale debt securities	(129)	29	(100)	(2,231)	(100)	(2,331)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	27	(5)	22
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	27	(5)	22	(587)	22	(565)

Unrealized holding losses on cash flow hedge derivatives arising during period	(81)	19	(62)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	21	(5)	16
Net unrealized losses on cash flow hedge derivatives	(60)	14	(46)	(275)	(46)	(321)

Defined benefit pension plans, net	—	—	—	(15)	—	(15)

Other	—	—	—	(2)	—	(2)
Total	$(162)	38	(124)	(3,110)	(124)	(3,234)

	Total OCI			Total AOCI
March 31, 2025 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$633	(152)	481
Net unrealized losses on available-for-sale debt securities	633	(152)	481	(3,280)	481	(2,799)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	32	(7)	25
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	32	(7)	25	(684)	25	(659)

Unrealized holding gains on cash flow hedge derivatives arising during period	253	(60)	193
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	56	(14)	42
Net unrealized losses on cash flow hedge derivatives	309	(74)	235	(654)	235	(419)

Defined benefit pension plans, net	—	—	—	(16)	—	(16)

Other	—	—	—	(2)	—	(2)
Total	$974	(233)	741	(4,636)	741	(3,895)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2026	2025
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:(a)
Net losses included in net income	Interest on securities	$(27)	(32)
	Income before income taxes	(27)	(32)
	Applicable income tax expense	5	7
	Net income	(22)	(25)
Net unrealized losses on cash flow hedge derivatives:(a)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	(21)	(56)
	Income before income taxes	(21)	(56)
	Applicable income tax expense	5	14
	Net income	(16)	(42)

Total reclassifications for the period	Net income	$(38)	(67)
(a)Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
21. Fair Value Measurements
The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of:

	Fair Value Measurements Using
March 31, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$3,454	—	—	3,454
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	14,594	—	14,594
Agency commercial mortgage-backed securities	—	22,238	—	22,238
Non-agency commercial mortgage-backed securities	—	2,751	—	2,751
Asset-backed securities and other debt securities	—	2,326	—	2,326
Available-for-sale debt and other securities(a)	3,454	41,909	—	45,363
Trading debt securities:
U.S. Treasury and federal agencies securities	662	36	—	698
Obligations of states and political subdivisions securities	—	97	—	97
Agency residential mortgage-backed securities	—	50	—	50
Asset-backed securities and other debt securities	—	824	—	824
Trading debt securities	662	1,007	—	1,669
Equity securities	524	20	—	544
Residential mortgage loans held for sale	—	714	—	714
Residential mortgage loans(b)	—	—	105	105
Servicing rights	—	—	1,583	1,583
Derivative assets:
Interest rate contracts	10	563	7	580
Foreign exchange contracts	—	553	—	553
Commodity contracts	156	2,041	—	2,197
Derivative assets(c)	166	3,157	7	3,330
Total assets	$4,806	46,807	1,695	53,308
Liabilities:
Derivative liabilities:
Interest rate contracts	$1	726	10	737
Foreign exchange contracts	—	486	—	486
Equity contracts	—	—	82	82
Commodity contracts	396	1,800	—	2,196
Derivative liabilities(d)	397	3,012	92	3,501
Short positions:
U.S. Treasury and federal agencies securities	188	1	—	189
Asset-backed securities and other debt securities	—	156	—	156
Equity securities	44	—	—	44
Short positions(d)	232	157	—	389
Total liabilities	$629	3,169	92	3,890
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $204, $591 and $3, respectively, at March 31, 2026.
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

For further information on the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, refer to Note 28 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

For the three months ended March 31, 2026 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$106	1,598	1	(124)	1,581
Total (losses) gains (realized/unrealized):(b)(c)
Included in earnings	(1)	(38)	16	8	(15)
Purchases/originations/acquisitions	—	23	(6)	(5)	12
Settlements	(2)	—	(14)	39	23
Transfers into Level 3(d)	2	—	—	—	2
Balance, end of period	$105	1,583	(3)	(82)	1,603
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at March 31, 2026(c)	$(1)	(17)	7	8	(3)
(a)Net interest rate derivatives include derivative assets and liabilities of $7 and $10, respectively, as of March 31, 2026.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at March 31, 2026.
(c)Included in the following line items in the Condensed Consolidated Statements of Income: mortgage banking net revenue for residential mortgage loans and servicing rights, mortgage banking net revenue and capital markets fees for interest rate derivatives, and other noninterest income for equity derivatives.
(d)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

For the three months ended March 31, 2025 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$108	1,704	(3)	(170)	1,639
Total (losses) gains (realized/unrealized):(b)(c)
Included in earnings	2	(50)	15	(18)	(51)
Purchases/originations	—	9	(1)	—	8
Settlements	(3)	—	(11)	15	1
Transfers into Level 3(d)	2	—	—	—	2
Balance, end of period	$109	1,663	—	(173)	1,599
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at March 31, 2025(c)	$2	(35)	6	(18)	(45)
(a)Net interest rate derivatives include $5 for both derivative assets and liabilities as of March 31, 2025.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at March 31, 2025.
(c)Included in the following line items in the Condensed Consolidated Statements of Income: mortgage banking net revenue for residential mortgage loans and servicing rights, mortgage banking net revenue and capital markets fees for interest rate derivatives, and other noninterest income for equity derivatives.
(d)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present information as of March 31, 2026 and 2025 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of March 31, 2026 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$105	Loss rate model	Interest rate risk factor	(52.0)	-	7.2%		(10.1)%	(a)
			Credit risk factor	—	-	0.7%		0.1%	(a)
Servicing rights	1,583	DCF	Prepayment speed	—	-	90.3%	(Fixed)	6.8%	(b)
							(Adjustable)	18.7%	(b)
			OAS (bps)	335	-	1,827	(Fixed)	431	(b)
							(Adjustable)	711	(b)
IRLCs, net	6	DCF	Loan closing rates	0.8	-	98.8%		84.9%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(82)	DCF	Timing of the resolution of the Covered Litigation	Q1 2028	-	Q2 2029	Q3 2028		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of March 31, 2026 and 2025, and for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2026 and 2025, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total Losses
As of March 31, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2026
Commercial loans and leases	$—	—	109	109	(17)
Consumer and residential mortgage loans	—	—	166	166	(3)
Bank premises and equipment	—	—	26	26	(23)
Total	$—	—	301	301	(43)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of March 31, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2025
Commercial loans and leases	$—	—	261	261	(126)
Consumer and residential mortgage loans	—	—	145	145	(4)
OREO	—	—	4	4	1
Private equity investments	—	13	—	13	4
Total	$—	13	410	423	(125)

The following tables present information as of March 31, 2026 and 2025 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a nonrecurring basis:

As of March 31, 2026 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$109	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	166	Appraised value	Collateral value	NM	NM
Bank premises and equipment	26	Appraised value	Appraised value	NM	NM

As of March 31, 2025 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$261	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	145	Appraised value	Collateral value	NM	NM
OREO	4	Appraised value	Appraised value	NM	NM

For further information on the valuation methodologies used for certain assets measured at fair value on a nonrecurring basis, refer to Note 28 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp did not recognize gains and recognized gains of $4 million during the three months ended March 31, 2026 and 2025, respectively, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of March 31, 2026 includes a cumulative $23 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

The Bancorp did not recognize impairment charges on its private equity investments during both the three months ended March 31, 2026 and 2025. The carrying value of the Bancorp’s private equity investments still held as of March 31, 2026 includes a cumulative $15 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fair value changes recognized in earnings for residential mortgage loans held at March 31, 2026 and 2025 for which the fair value option was elected included losses of $23 million and $2 million, respectively. These changes are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount at both March 31, 2026 and December 31, 2025. Interest on loans measured at fair value is

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

March 31, 2026 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance
Residential mortgage loans measured at fair value	$819	822
Past due loans of 30-89 days	1	1
Past due loans of 90 days or more	1	1
Nonaccrual loans	4	4
December 31, 2025
Residential mortgage loans measured at fair value	$764	758
Past due loans of 30-89 days	2	2
Nonaccrual loans	4	4

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of March 31, 2026 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$4,084	4,084	—	—	4,084
Other short-term investments	17,456	17,456	—	—	17,456
Other securities	798	—	798	—	798
Held-to-maturity securities	16,389	2,157	14,182	2	16,341
Loans and leases held for sale	651	—	—	651	651
Portfolio loans and leases:
Commercial loans and leases	121,039	—	—	122,758	122,758
Consumer and residential mortgage loans	52,184	—	—	51,892	51,892
Total portfolio loans and leases, net	$173,223	—	—	174,650	174,650
Financial liabilities:
Deposits	$233,621	—	233,691	—	233,691
Short-term borrowings	1,289	158	1,131	—	1,289
Long-term debt	18,763	11,694	7,315	—	19,009

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2025 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,499	3,499	—	—	3,499
Other short-term investments	18,876	18,876	—	—	18,876
Other securities	674	—	674	—	674
Held-to-maturity securities	11,368	2,457	8,945	2	11,404
Loans and leases held for sale	75	—	—	75	75
Portfolio loans and leases:
Commercial loans and leases	72,376	—	—	73,628	73,628
Consumer and residential mortgage loans	47,916	—	—	47,724	47,724
Total portfolio loans and leases, net	$120,292	—	—	121,352	121,352
Financial liabilities:
Deposits	$171,819	—	171,899	—	171,899
Short-term borrowings	926	226	700	—	926
Long-term debt	13,579	5,067	8,938	—	14,005

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

Refer to Note 31 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information about the Bancorp’s FTP process and other allocation methodologies.

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

Consumer and Small Business Banking provides a full range of deposit and loan products to individuals and small businesses through a network of full-service banking centers and relationships with indirect and correspondent loan originators in addition to providing products designed to meet the specific needs of small businesses, including cash management services. Consumer and Small Business Banking includes the Bancorp’s residential mortgage, home equity loans and lines of credit, credit cards, automobile and other indirect lending, solar energy installation and other consumer lending activities. Residential mortgage activities include the origination, retention and servicing of residential mortgage loans, sales and securitizations of those loans and all associated hedging activities. Indirect lending activities include extending loans to consumers through automobile dealers, recreational vehicle dealers and marine dealers. Solar energy installation loans and certain other consumer loans are originated through a network of contractors and installers.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and average assets by segment for the three months ended:

March 31, 2026 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(d)	Total
Net interest income (FTE)(a)	$878	1,073	83	(95)	1,939
Provision for (benefit from) credit losses	158	89	—	(20)	227
Net interest income after provision for (benefit from) credit losses	$720	984	83	(75)	1,712
Noninterest income:
Wealth and asset management revenue	$1	75	161	(4)	233
Commercial payments revenue	191	30	2	(5)	218
Consumer banking revenue	—	146	—	—	146
Capital markets fees	135	1	—	(2)	134
Commercial banking revenue	103	1	1	—	105
Mortgage banking net revenue	—	44	—	—	44
Other noninterest income(b)	11	1	—	15	27
Securities losses, net	—	—	—	(12)	(12)
Total noninterest income	$441	298	164	(8)	895
Noninterest expense:
Compensation and benefits	$247	291	88	784	1,410
Technology and communications	6	11	3	184	204
Net occupancy expense	12	77	5	46	140
Card and processing expense	29	19	—	31	79
Equipment expense	8	19	—	28	55
Marketing expense	1	33	—	16	50
Loan and lease expense	13	22	1	6	42
Other noninterest expense(c)	418	338	86	(427)	415
Total noninterest expense	$734	810	183	668	2,395
Income (loss) before income taxes (FTE)(a)	$427	472	64	(751)	212
Average assets	$108,037	60,154	8,374	88,986	265,551
(a)Includes FTE adjustments of $3 for Commercial Banking and $2 for General Corporate and Other.
(b)Includes impairment charges of $23 for bank premises and equipment recorded in General Corporate and Other. For more information, refer to Note 21.
(c)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(d)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2025 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$552	975	49	(134)	1,442
Provision for credit losses	80	84	—	10	174
Net interest income after provision for credit losses	$472	891	49	(144)	1,268
Noninterest income:
Wealth and asset management revenue	$—	66	106	—	172
Commercial payments revenue	133	20	—	—	153
Consumer banking revenue	—	135	1	1	137
Capital markets fees	90	—	1	(1)	90
Commercial banking revenue	79	1	—	—	80
Mortgage banking net revenue	—	57	—	—	57
Other noninterest income	6	2	1	5	14
Securities losses, net	(7)	—	—	(2)	(9)
Total noninterest income	$301	281	109	3	694
Noninterest expense:
Compensation and benefits	$178	236	62	274	750
Technology and communications	3	7	—	113	123
Net occupancy expense	9	54	3	21	87
Card and processing expense	3	17	1	—	21
Equipment expense	8	16	—	18	42
Marketing expense	1	19	—	8	28
Loan and lease expense	7	18	—	5	30
Other noninterest expense(b)	302	283	40	(402)	223
Total noninterest expense	$511	650	106	37	1,304
Income (loss) before income taxes (FTE)(a)	$262	522	52	(178)	658
Average assets	$77,940	54,406	4,657	73,555	210,558
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

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
There have been no material changes made during the first quarter of 2026 to any of the risk factors as previously disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2026.

Defaults Upon Senior Securities (Item 3)
None.

Mine Safety Disclosures (Item 4)
Not applicable.

Other Information (Item 5)
None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021.
3.2
Amendment to the Amended Articles of Incorporation of Fifth Third Bancorp, effective as of January 31, 2026. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2026.

3.3	Code of Regulations of Fifth Third Bancorp, as Amended as of December 8, 2025. Incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2026.
4.1
Eighteenth Supplemental Indenture dated as of January 29, 2026 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee, as amended by Article 4 of the Twelfth Supplemental Indenture dated April 25, 2022 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2026.

4.2	Form of 4.566% Fixed Rate/Floating Rate Senior Notes due 2032. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 29, 2026.
4.3	Form of 5.141% Fixed Rate/Floating Rate Senior Notes due 2037. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on January 29, 2026.
4.4
Deposit Agreement dated February 1, 2026, between Fifth Third Bancorp, as issuer, and Equiniti Trust Company, LLC, as depositary, transfer agent and registrar, and the holder from time to time of the Receipts described therein. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2026.

4.5
Form of Depositary Receipt in respect of depositary shares representing 1/40th interest in a share of 6.875% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series M, of Fifth Third Bancorp (included in Exhibit 4.1). Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 2, 2026.

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

Date: May 5, 2026

/s/ Bryan D. Preston
Bryan D. Preston
Executive Vice President
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)