Form 10-Q
period 2026-06-30
FIFTH THIRD BANCORP
filed 2026-08-04
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, Without Par Value	FITB	New York Stock Exchange
Depositary Shares Representing a 1/1000th Ownership Interest in a Share of
6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	FITB PrI	New York Stock Exchange
Depositary Shares Representing a 1/40th Ownership Interest in a Share of
6.00% Non-Cumulative Perpetual Class B Preferred Stock, Series A	FITB PrA	New York Stock Exchange
Depositary Shares Representing a 1/1000th Ownership Interest in a Share of
4.95% Non-Cumulative Perpetual Preferred Stock, Series K	FITB PrK	New York Stock Exchange
Depositary Shares Representing a 1/40th Ownership Interest in a Share of
6.875% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series M	FITB PrM	New York Stock Exchange
There were 906,892,564 shares of the Registrant’s common stock, without par value, outstanding as of July 31, 2026.

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

ACL: Allowance for Credit Losses	GSE: United States Government Sponsored Enterprise
AFS: Available-for-Sale	HTM: Held-to-Maturity
ALLL: Allowance for Loan and Lease Losses	IPO: Initial Public Offering
AOCI: Accumulated Other Comprehensive Income (Loss)	IRC: Internal Revenue Code
APR: Annual Percentage Rate	IRLC: Interest Rate Lock Commitment
ARM: Adjustable Rate Mortgage	IRS: Internal Revenue Service
ASC: Accounting Standards Codification	ISDA: International Swaps and Derivatives Association, Inc.
ASU: Accounting Standards Update	LIHTC: Low-Income Housing Tax Credit
ATM: Automated Teller Machine	LLC: Limited Liability Company
BOLI: Bank Owned Life Insurance	LTV: Loan-to-Value Ratio
bps: Basis Points	MD&A: Management’s Discussion and Analysis of Financial
C&I: Commercial and Industrial	Condition and Results of Operations
CD: Certificate of Deposit	MSR: Mortgage Servicing Right
CDC: Fifth Third Community Development Corporation and Fifth Third	N/A: Not Applicable
Community Development Company, LLC	NAV: Net Asset Value
CET1: Common Equity Tier 1	NII: Net Interest Income
CFPB: United States Consumer Financial Protection Bureau	NM: Not Meaningful
DCF: Discounted Cash Flow	OAS: Option-Adjusted Spread
DTCC: Depository Trust & Clearing Corporation	OCC: Office of the Comptroller of the Currency
DUS: Delegated Underwriting and Servicing	OCI: Other Comprehensive Income (Loss)
ERMC: Enterprise Risk Management Committee	OREO: Other Real Estate Owned
EVE: Economic Value of Equity	PCD: Purchase Credit-Deteriorated
FASB: Financial Accounting Standards Board	PSL: Purchased Seasoned Loans
FDIC: Federal Deposit Insurance Corporation	ROU: Right-of-Use
FHA: Federal Housing Administration	SBA: Small Business Administration
FHLB: Federal Home Loan Bank	SEC: United States Securities and Exchange Commission
FICO: Fair Isaac Corporation (credit rating)	SOFR: Secured Overnight Financing Rate
FINRA: Financial Industry Regulatory Authority	TBA: To Be Announced
FRB: Federal Reserve Bank	TILA: Truth in Lending Act
FTE: Fully Taxable Equivalent	U.S.: United States of America
FTP: Funds Transfer Pricing	U.S. GAAP: United States Generally Accepted Accounting
FTS: Fifth Third Securities, Inc.	Principles
GDP: Gross Domestic Product	VA: United States Department of Veterans Affairs
GNMA: Government National Mortgage Association	VIE: Variable Interest Entity

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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2026, the Bancorp had $300 billion in assets and operated 1,500 full-service banking centers and 2,648 Fifth Third ATMs in fifteen states throughout its retail footprint. The Bancorp reports on three business segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For both the three and six months ended June 30, 2026, net interest income on an FTE basis and noninterest income provided 68% and 32% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

The Bancorp’s financial condition and results of operations as of, and for the three and six months ended, June 30, 2026, were impacted by activity attributable to the Comerica acquisition and the integration of acquired operations, which affects the comparability of results between periods presented herein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for more information.

Senior Notes Transactions
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

On June 10, 2026, the Bancorp completed the previously announced exchange offer with respect to the $550 million of 4.00% fixed-rate senior notes due February 1, 2029, originally issued by Comerica Incorporated and assumed by Fifth Third Financial Corporation, as successor by merger, pursuant to which approximately $335 million of such notes were exchanged for new senior notes issued by the Bancorp and cash consideration. The new senior notes have substantially identical terms to the prior notes including the same interest rate of 4.00% and maturity date of February 1, 2029.

On June 10, 2026, the Bancorp completed the previously announced exchange offer with respect to the $1.0 billion of fixed-rate/floating-rate senior notes due January 30, 2030, originally issued by Comerica Incorporated and assumed by Fifth Third Financial Corporation, as successor by merger, pursuant to which approximately $938 million of such notes were exchanged for new senior notes issued by the Bancorp and cash consideration. The new senior notes have substantially identical terms to the prior notes including the same interest rate of 5.982% and maturity date of January 30, 2030.

Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for more information.

Category III Transition
In the third quarter of 2026, the Bancorp will begin the transition from Category IV to Category III compliance standards. Under Category III standards, the Bancorp will be subject to additional regulatory requirements and oversight, including enhanced liquidity monitoring through compliance with the liquidity coverage ratio and net stable funding ratio, while additional reporting requirements including compliance with single counterparty credit limits will need to be met. The Bancorp will continue to be required to develop and maintain an annual capital plan, which must be approved by the Board of Directors; however, as a Category III institution, it will transition to annual supervisory stress testing, including the recalibration of its stress capital buffer, from the Category IV biennial requirement.

Proposed Updates to Regulatory Requirements for Capital
On March 19, 2026, the U.S. banking agencies issued notices of proposed rulemaking to revise the U.S. regulatory capital framework to finalize the post-crisis Basel III reforms. Comments were due by June 18, 2026 with final implementation expected to include a multi-year transition. The Bancorp and the Bank would not be required to adopt the new expanded risk‑based approach under the proposed rules, although the proposed rules would permit an election to adopt the expanded risk‑based approach. However, if implemented as proposed, the rules would impact how the Bancorp and the Bank calculate capital requirements. Effective dates for the proposed rules were not included in the proposal. The Bancorp is in the process of evaluating this proposed rulemaking and assessing its potential impact.

Key Performance Indicators
The Bancorp, as a banking institution, utilizes various key indicators of financial condition and operating results in managing and monitoring the performance of the business. In addition to traditional financial metrics, such as revenue and expense trends, the Bancorp monitors other financial measures that assist in evaluating growth trends, capital and liquidity strength and operational efficiencies. The Bancorp analyzes these key performance indicators against its past performance, its forecasted performance and with the performance of its peer banking institutions. These indicators may change from time to time as the operating environment and businesses change. There have been no material changes made during the six months ended June 30, 2026 to the Bancorp’s key performance indicators. Refer to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025 for more information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 1: Earnings Summary
	For the three months ended June 30,		%	For the six months ended June 30,		%
($ in millions, except for per share data)	2026	2025	Change	2026	2025	Change
Income Statement Data
Net interest income (U.S. GAAP)	$2,215	1,495	48	$4,149	2,932	42
Net interest income (FTE)(a)(b)	2,220	1,500	48	4,159	2,942	41
Noninterest income	1,059	750	41	1,954	1,444	35
Total revenue (FTE)(a)(b)	3,279	2,250	46	6,113	4,386	39
Provision for credit losses	129	173	(25)	356	347	3
Noninterest expense	2,109	1,264	67	4,504	2,568	75
Net income	801	628	28	966	1,142	(15)
Dividends on preferred stock	38	37	3	75	73	3
Net income available to common shareholders	763	591	29	891	1,069	(17)
Common Share Data
Earnings per share - basic	$0.84	0.88	(5)	$1.03	1.59	(35)
Earnings per share - diluted	0.83	0.88	(6)	1.02	1.58	(35)
Cash dividends declared per common share	0.40	0.37	8	0.80	0.74	8
Book value per share	35.63	28.47	25	35.63	28.47	25
Market value per share	56.37	41.13	37	56.37	41.13	37
Financial Ratios
Return on average assets	1.08%	1.20	(10)	0.69%	1.09	(37)
Return on average common equity	9.5	12.8	(26)	6.0	11.8	(49)
Return on average tangible common equity(b)	15.6	17.6	(11)	10.0	16.5	(39)
Dividend payout	47.6	42.0	13	77.7	46.5	67
Credit Quality
Net losses charged-off as a percent of average portfolio loans and leases (annualized)	0.30%	0.45	(33)	0.33%	0.45	(27)
ALLL as a percent of portfolio loans and leases	1.63	1.97	(17)	1.63	1.97	(17)
ACL as a percent of portfolio loans and leases	1.76	2.09	(16)	1.76	2.09	(16)
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.60	0.72	(17)	0.60	0.72	(17)
Regulatory Capital Ratios
CET1 risk-based capital	9.93%	10.58	(6)	9.93%	10.58	(6)
Tier 1 risk-based capital	10.81	11.85	(9)	10.81	11.85	(9)
Total risk-based capital	12.50	13.77	(9)	12.50	13.77	(9)
Leverage	9.20	9.42	(2)	9.20	9.42	(2)
(a)Amounts presented on an FTE basis. The FTE adjustments were $5 for both the three months ended June 30, 2026 and 2025 and $10 for both the six months ended June 30, 2026 and 2025.
(b)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
Net interest income on an FTE basis (non-GAAP) was $2.2 billion and $4.2 billion for the three and six months ended June 30, 2026, respectively, increasing $720 million and $1.2 billion compared to the same periods in the prior year. Net interest income for the three and six months ended June 30, 2026 reflected the impact of the Comerica acquisition, including $73.0 billion of interest-earning assets acquired as well as $48.2 billion of interest-bearing liabilities and $24.9 billion of noninterest-bearing liabilities assumed on February 1, 2026. Net interest income for the three and six months ended June 30, 2026 was positively impacted by higher average balances of interest-earning assets primarily driven by the Comerica acquisition, lower funding costs due to the benefit of lower short-term market rates and repricing of fixed-rate assets to higher yields, including the reinvestment of cash flows from average taxable securities and securities repositioning during the second quarter of 2026. These positive impacts were partially offset by increases in interest expense primarily due to higher average balances of interest-bearing core deposits and long-term debt primarily driven by the Comerica acquisition and lower yields on average loans and leases and average other short-term investments driven by lower short-term market rates. The increases in the average balances of long-term debt for both the three and six months ended June 30, 2026 also reflected the Bancorp’s January 2026 issuance of $2.0 billion of fixed-rate/floating-rate senior notes. Additionally, net interest income for the three and six months ended June 30, 2026 included $64 million and $102 million, respectively, of amortization and accretion of purchase accounting premiums and discounts related to the Comerica acquisition. Net interest margin on an FTE basis (non-GAAP) was 3.36% and 3.33% for the three and six months ended June 30, 2026, respectively, compared to 3.12% and 3.08% for the comparable periods in the prior year.

The provision for credit losses was $129 million and $356 million for the three and six months ended June 30, 2026, respectively, compared to $173 million and $347 million during the same periods in the prior year. Provision expense for the three months ended June 30, 2026 was

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
affected by certain factors that caused a decrease in the ACL from March 31, 2026, including improvement in the economic forecast used to calculate the ACL and improving credit characteristics within the portfolio, partially offset by higher period-end portfolio loan and lease balances. Provision expense for the six months ended June 30, 2026 was affected by factors which caused an increase in the ACL from December 31, 2025, including an increase in provision for the reserve for unfunded commitments recorded as part of the initial recognition of the reserve for unfunded commitments assumed in the Comerica acquisition, higher period-end portfolio loan and lease balances and a qualitative adjustment to reflect economic uncertainty associated with the ongoing U.S.-Iran conflict, partially offset by the improvement in the economic forecast used to calculate the ACL.

Noninterest income increased $309 million and $510 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in commercial payments revenue, wealth and asset management revenue, capital markets fees and commercial banking revenue. These increases were impacted by activity attributable to the Comerica acquisition and the integration of acquired operations.

Noninterest expense increased $845 million and $1.9 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily due to increases in compensation and benefits expense, technology and communications expense, net occupancy expense, card and processing expense, marketing expense and other noninterest expense. These increases included direct merger-related expenses as well as activity attributable to the Comerica acquisition and the integration of acquired operations.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Net interest income (U.S. GAAP)	$2,215	1,495	4,149	2,932
Add: FTE adjustment	5	5	10	10
Net interest income on an FTE basis (1)	$2,220	1,500	4,159	2,942
Net interest income on an FTE basis (annualized) (2)	8,904	6,016	8,387	5,933

Interest income (U.S. GAAP)	$3,372	2,484	6,344	4,917
Add: FTE adjustment	5	5	10	10
Interest income on an FTE basis	$3,377	2,489	6,354	4,927
Interest income on an FTE basis (annualized) (3)	13,545	9,983	12,813	9,936

Interest expense (annualized) (4)	$4,641	3,967	4,426	4,003
Noninterest income (5)	1,059	750	1,954	1,444
Noninterest expense (6)	2,109	1,264	4,504	2,568
Average interest-earning assets (7)	264,989	192,682	251,550	192,745
Average interest-bearing liabilities (8)	190,452	142,913	181,439	143,595

Ratios:
Net interest margin on an FTE basis (2) / (7)	3.36%	3.12	3.33	3.08
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.67	2.40	2.65	2.36
Efficiency ratio on an FTE basis (6) / ((1) + (5))	64.3	56.2	73.7	58.6

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Net income available to common shareholders (U.S. GAAP)	$763	591	891	1,069
Add: Intangible amortization, net of tax	48	5	82	11
Tangible net income available to common shareholders	$811	596	973	1,080
Tangible net income available to common shareholders (annualized) (1)	3,253	2,391	1,962	2,178

Average Bancorp shareholders’ equity (U.S. GAAP)	$34,260	20,670	32,195	20,337
Less: Average preferred stock	2,182	2,116	2,111	2,116
Average goodwill	9,973	4,918	9,333	4,918
Average intangible assets	1,257	79	1,050	83
Average tangible common equity (2)	$20,848	13,557	19,701	13,220

Return on average tangible common equity (1) / (2)	15.6%	17.6	10.0	16.5

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	June 30, 2026	December 31, 2025
Total Bancorp shareholders’ equity (U.S. GAAP)	$34,482	21,724
Less: Preferred stock	2,182	1,770
Goodwill	9,990	4,947
Intangible assets	1,253	69
Tangible common equity, including AOCI (1)	$21,057	14,938
Less: AOCI	(3,286)	(3,110)
Tangible common equity, excluding AOCI (2)	$24,343	18,048
Add: Preferred stock	2,182	1,770
Tangible equity (3)	$26,525	19,818

Total assets (U.S. GAAP)	$300,180	214,376
Less: Goodwill	9,990	4,947
Intangible assets	1,253	69
Tangible assets, including AOCI (4)	$288,937	209,360
Less: AOCI, before tax	(4,324)	(4,092)
Tangible assets, excluding AOCI (5)	$293,261	213,452

Ratios:
Tangible equity as a percentage of tangible assets (3) / (5)	9.04%	9.28
Tangible common equity as a percentage of tangible assets, excluding AOCI (2) / (5)	8.30	8.46
Tangible common equity as a percentage of tangible assets, including AOCI (1) / (4)	7.29	7.14

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standard applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of residential mortgage servicing rights, goodwill, legal contingencies and fair value measurements. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the valuation techniques or models during the six months ended June 30, 2026.

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

Tables 5 and 6 present the components of net interest income, net interest margin and net interest rate spread for the three and six months ended June 30, 2026 and 2025, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $2.2 billion and $4.2 billion for the three and six months ended June 30, 2026, respectively, increasing $720 million and $1.2 billion compared to the same periods in the prior year. Net interest income for the three and six months ended June 30, 2026 reflected the impact of the Comerica acquisition, including $73.0 billion of interest-earning assets acquired as well as $48.2 billion of interest-bearing liabilities and $24.9 billion of noninterest-bearing liabilities assumed on February 1, 2026. Net interest income for the three and six months ended June 30, 2026 was positively impacted by higher average balances of interest-earning assets primarily driven by the Comerica acquisition, lower funding costs due to the benefit of lower short-term market rates and repricing of fixed-rate assets to higher yields, including the reinvestment of cash flows from average taxable securities and securities repositioning during the second quarter of 2026. These positive impacts were partially offset by increases in interest expense primarily due to higher average balances of interest-bearing core deposits and long-term debt primarily driven by the Comerica acquisition and lower yields on average loans and leases and average other short-term investments driven by lower short-term market rates. The increases in the average balances of long-term debt for both the three and six months ended June 30, 2026 also reflected the Bancorp’s January 2026 issuance of $2.0 billion of fixed-rate/floating-rate senior notes. Additionally, net interest income for the three and six months ended June 30, 2026 included $64 million and $102 million, respectively, of amortization and accretion of purchase accounting premiums and discounts related to the Comerica acquisition.

Net interest margin on an FTE basis (non-GAAP) was 3.36% and 3.33% for the three and six months ended June 30, 2026, respectively, compared to 3.12% and 3.08% for the same periods in the prior year. Net interest margin for the three and six months ended June 30, 2026 was positively impacted by the Comerica acquisition, primarily driven by the aforementioned amortization and accretion of purchase accounting premiums and discounts as well as the benefit of deposit mix shift.

Interest income on an FTE basis (non-GAAP) from loans and leases increased $726 million and $1.2 billion during the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in the average balances of loans and leases, partially offset by decreases in yields on average commercial loans and leases associated with lower short-term market rates. Interest income on an FTE basis (non-GAAP) from securities and other short-term investments increased $162 million and $224 million during the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily due to increases in the average balances of taxable securities and other short-term investments.

Interest expense on average core deposits increased $157 million and $229 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily due to increases in the average balances of interest-bearing core deposits, partially offset by decreases in the cost of average interest-bearing core deposits to 211 bps and 212 bps for the three and six months ended June 30, 2026, respectively, from 236 bps and 237 bps for the three and six months ended June 30, 2025, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest expense on average wholesale funding increased $11 million for the three months ended June 30, 2026 compared to the same period in the prior year primarily due to an increase in the average balances of long-term debt, partially offset by a decrease in rates paid on average wholesale funding. Interest expense on average wholesale funding decreased $19 million for the six months ended June 30, 2026 compared to the same period in the prior year primarily due to a decrease in rates paid on average wholesale funding and a decrease in the average balances of FHLB advances, partially offset by an increase in the average balances of long-term debt. During the three and six months ended June 30, 2026, average wholesale funding represented 14% and 13% of average interest-bearing liabilities, respectively, compared to 16% for both the three and six months ended June 30, 2025. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Average Balance Sheet
On an average basis, interest-earning assets increased $72.3 billion, or 38%, for the three months ended June 30, 2026 compared to the same period in the prior year primarily driven by the impact of the Comerica acquisition on February 1, 2026 which included the acquisition of $46.5 billion of commercial loans and leases, $4.1 billion of consumer loans, $11.3 billion of other short-term investments and $11.2 billion of securities.

On an average basis, interest-bearing liabilities increased $47.5 billion, or 33%, for the three months ended June 30, 2026 compared to the same period in the prior year primarily driven by the impact of the Comerica acquisition which included the assumption of $40.6 billion of interest-bearing core deposits and $5.5 billion of long-term debt. Average core deposits represented 77% of average total assets for both the three months ended June 30, 2026 and 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	June 30, 2026			June 30, 2025			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$85,260	1,253	5.90%	$54,109	847	6.28%	$461	(55)	406
Commercial mortgage loans	27,215	395	5.82	12,420	190	6.12	215	(10)	205
Commercial construction loans	8,504	138	6.50	5,810	104	7.17	44	(10)	34
Commercial leases	3,503	40	4.61	3,121	38	4.83	4	(2)	2
Total commercial loans and leases	$124,482	1,826	5.89%	$75,460	1,179	6.26%	$724	(77)	647
Residential mortgage loans	20,362	211	4.16	18,156	180	3.98	23	8	31
Home equity	6,830	118	6.95	4,383	81	7.42	43	(6)	37
Indirect secured consumer loans	18,239	252	5.53	17,248	242	5.63	14	(4)	10
Credit card	1,646	56	13.69	1,659	60	14.33	(1)	(3)	(4)
Solar energy installation loans	4,384	87	7.93	4,268	86	8.10	3	(2)	1
Other consumer loans	2,764	60	8.66	2,483	56	9.09	7	(3)	4
Total consumer loans	$54,225	784	5.80%	$48,197	705	5.87%	$89	(10)	79
Total loans and leases	$178,707	2,610	5.86%	$123,657	1,884	6.11%	$813	(87)	726
Securities:
Taxable	66,532	589	3.55	54,896	450	3.29	101	38	139
Exempt from income taxes(b)	1,392	11	3.25	1,347	10	3.19	1	—	1
Other short-term investments	18,358	167	3.64	12,782	145	4.56	55	(33)	22
Total interest-earning assets	$264,989	3,377	5.11%	$192,682	2,489	5.18%	$970	(82)	888
Cash and due from banks	3,307			2,437
Other assets	32,574			17,819
Allowance for loan and lease losses	(2,922)			(2,384)
Total assets	$297,948			$210,554
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$70,507	377	2.15%	$56,738	380	2.69%	$82	(85)	(3)
Savings deposits	18,430	16	0.35	16,962	20	0.48	2	(6)	(4)
Money market deposits	63,200	383	2.43	36,296	218	2.40	163	2	165
CDs $250,000 or less	12,403	91	2.94	10,494	92	3.52	15	(16)	(1)
Total interest-bearing core deposits	$164,540	867	2.11%	$120,490	710	2.36%	$262	(105)	157
CDs over $250,000	2,990	24	3.25	2,200	22	4.07	7	(5)	2
Federal funds purchased	160	2	3.65	206	2	4.39	—	—	—
Securities sold under repurchase agreements	444	2	1.69	353	1	1.16	—	1	1
FHLB advances	3,437	33	3.88	4,976	57	4.59	(16)	(8)	(24)
Derivative collateral and other borrowed money	64	1	7.25	89	1	5.61	—	—	—
Long-term debt	18,817	228	4.87	14,599	196	5.36	52	(20)	32
Total interest-bearing liabilities	$190,452	1,157	2.44%	$142,913	989	2.78%	$305	(137)	168
Demand deposits	63,976			40,885
Other liabilities	9,260			6,086
Total liabilities	$263,688			$189,884
Total equity	$34,260			$20,670
Total liabilities and equity	$297,948			$210,554
Net interest income (FTE)(c)		$2,220			$1,500		$665	55	720
Net interest margin (FTE)(c)			3.36%			3.12%
Net interest rate spread (FTE)(c)			2.67			2.40
Interest-bearing liabilities to interest-earning assets			71.87			74.17
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $5 for both the three months ended June 30, 2026 and 2025.
(c)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the six months ended	June 30, 2026			June 30, 2025			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$79,315	2,319	5.90%	$53,772	1,666	6.25%	$751	(98)	653
Commercial mortgage loans	24,625	712	5.83	12,404	372	6.05	354	(14)	340
Commercial construction loans	7,899	254	6.48	5,812	203	7.05	68	(17)	51
Commercial leases	3,426	80	4.73	3,115	74	4.81	7	(1)	6
Total commercial loans and leases	$115,265	3,365	5.89%	$75,103	2,315	6.22%	$1,180	(130)	1,050
Residential mortgage loans	19,891	412	4.17	18,068	356	3.97	37	19	56
Home equity	6,449	223	6.98	4,303	160	7.49	75	(12)	63
Indirect secured consumer loans	18,172	499	5.53	16,864	469	5.60	36	(6)	30
Credit card	1,652	113	13.82	1,643	118	14.54	1	(6)	(5)
Solar energy installation loans	4,449	178	8.05	4,245	170	8.06	8	—	8
Other consumer loans	2,674	115	8.71	2,490	114	9.23	8	(7)	1
Total consumer loans	$53,287	1,540	5.83%	$47,613	1,387	5.87%	$165	(12)	153
Total loans and leases	$168,552	4,905	5.87%	$122,716	3,702	6.08%	$1,345	(142)	1,203
Securities:
Taxable	62,581	1,082	3.49	55,050	892	3.27	128	62	190
Exempt from income taxes(b)	1,378	22	3.25	1,370	22	3.19	—	—	—
Other short-term investments	19,039	345	3.65	13,609	311	4.60	107	(73)	34
Total interest-earning assets	$251,550	6,354	5.09%	$192,745	4,927	5.15%	$1,580	(153)	1,427
Cash and due from banks	3,187			2,413
Other assets	29,906			17,766
Allowance for loan and lease losses	(2,804)			(2,368)
Total assets	$281,839			$210,556
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$68,946	742	2.17%	$57,346	765	2.69%	$139	(162)	(23)
Savings deposits	17,990	31	0.35	17,094	43	0.51	2	(14)	(12)
Money market deposits	58,735	703	2.41	36,374	436	2.41	267	—	267
CDs $250,000 or less	12,024	181	3.04	10,438	184	3.53	25	(28)	(3)
Total interest-bearing core deposits	$157,695	1,657	2.12%	$121,252	1,428	2.37%	$433	(204)	229
CDs over $250,000	2,899	48	3.32	2,273	48	4.26	12	(12)	—
Federal funds purchased	169	3	3.65	200	4	4.38	—	(1)	(1)
Securities sold under repurchase agreements	384	3	1.44	320	2	1.05	—	1	1
FHLB advances	1,777	34	3.89	4,872	111	4.60	(62)	(15)	(77)
Derivative collateral and other borrowed money	73	3	7.38	86	2	6.02	—	1	1
Long-term debt	18,442	447	4.90	14,592	390	5.37	94	(37)	57
Total interest-bearing liabilities	$181,439	2,195	2.44%	$143,595	1,985	2.79%	$477	(267)	210
Demand deposits	59,896			40,339
Other liabilities	8,309			6,285
Total liabilities	$249,644			$190,219
Total equity	$32,195			$20,337
Total liabilities and equity	$281,839			$210,556
Net interest income (FTE)(c)		$4,159			$2,942		$1,103	114	1,217
Net interest margin (FTE)(c)			3.33%			3.08%
Net interest rate spread (FTE)(c)			2.65			2.36
Interest-bearing liabilities to interest-earning assets			72.13			74.50
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $10 for both the six months ended June 30, 2026 and 2025.
(c)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Provision for Credit Losses
The Bancorp recognizes provision expense for expected credit losses within the loan and lease portfolio and the portfolio of unfunded commitments that is based on factors discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

The provision for credit losses was $129 million and $356 million for the three and six months ended June 30, 2026, respectively, compared to $173 million and $347 million during the same periods in the prior year. Provision expense for the three months ended June 30, 2026 was affected by certain factors that caused a decrease in the ACL from March 31, 2026, including improvement in the economic forecast used to calculate the ACL and improving credit characteristics within the portfolio, partially offset by higher period-end portfolio loan and lease balances. Provision expense for the six months ended June 30, 2026 was affected by factors which caused an increase in the ACL from December 31, 2025, including an increase in provision for the reserve for unfunded commitments recorded as part of the initial recognition of the reserve for unfunded commitments assumed in the Comerica acquisition, higher period-end portfolio loan and lease balances and a qualitative adjustment to reflect economic uncertainty associated with the ongoing U.S.-Iran conflict, partially offset by the improvement in the economic forecast used to calculate the ACL.

The ALLL increased $665 million from December 31, 2025 to $2.9 billion at June 30, 2026. This increase reflects the impact of the Comerica acquisition, including the initial recognition of allowances on PCD loans and leases of $179 million and on PSLs of $482 million as of the acquisition date. At June 30, 2026, the ALLL as a percent of portfolio loans and leases decreased to 1.63%, compared to 1.84% at December 31, 2025.

The reserve for unfunded commitments increased $73 million from December 31, 2025 to $230 million at June 30, 2026. This increase reflects the impact of the Comerica acquisition, which included approximately $75 million in reserves for unfunded commitments recognized on the acquisition date. At June 30, 2026, the ACL as a percent of portfolio loans and leases decreased to 1.76%, compared to 1.96% at December 31, 2025.

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

Noninterest Income
Noninterest income increased $309 million and $510 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, which was impacted by activity attributable to the Comerica acquisition and the integration of acquired operations.

The following table presents the components of noninterest income:

TABLE 7: Components of Noninterest Income
	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2026	2025	% Change	2026	2025	% Change
Wealth and asset management revenue	$256	166	54	$489	338	45
Commercial payments revenue	254	152	67	472	305	55
Consumer banking revenue	161	147	10	307	284	8
Capital markets fees	154	90	71	287	179	60
Commercial banking revenue	125	79	58	230	160	44
Mortgage banking net revenue	39	56	(30)	83	113	(27)
Other noninterest income	50	44	14	78	58	34
Securities gains, net	20	16	25	8	7	14
Total noninterest income	$1,059	750	41	$1,954	1,444	35

Wealth and asset management revenue increased $90 million and $151 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 primarily driven by increases in personal asset management revenue, brokerage income and institutional trust income. The Bancorp’s trust and registered investment advisory businesses had approximately $902 billion and $657 billion in total assets under care as of June 30, 2026 and 2025, respectively, and managed $128 billion and $73 billion in assets for individuals, corporations and not-for-profit organizations as of June 30, 2026 and 2025, respectively. These balances reflect the impact of the Comerica acquisition on February 1, 2026, which included $180 billion of assets under care and $43 billion of assets under management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Commercial payments revenue increased $102 million and $167 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 primarily driven by higher treasury management fees and merchant payment processing revenue from increased volume, as well as the impact of revenue from the Direct Express government prepaid card program.

Capital markets fees increased $64 million and $108 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 primarily driven by increases in loan syndication revenue, revenue from commercial customer derivatives and merger and acquisition fees.

Commercial banking revenue increased $46 million and $70 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 primarily driven by increases in business lending fees.

Mortgage banking net revenue decreased $17 million and $30 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025.

The following table presents the components of mortgage banking net revenue:

TABLE 8: Components of Mortgage Banking Net Revenue
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Origination fees and gains on residential mortgage loan sales	$21	19	44	34
Net residential mortgage servicing revenue:
Gross residential mortgage servicing fees	71	73	141	147
Net valuation adjustments on residential MSRs and free-standing derivatives purchased to economically hedge residential MSRs	(53)	(36)	(102)	(68)
Net residential mortgage servicing revenue	18	37	39	79
Total mortgage banking net revenue	$39	56	83	113

Residential mortgage loan originations increased to $2.5 billion and $4.4 billion for the three and six months ended June 30, 2026, respectively, from $2.0 billion and $3.4 billion for the three and six months ended June 30, 2025, respectively, primarily driven by an increase in the number of retail sales personnel. The increase for the six months ended June 30, 2026 was also due to lower mortgage interest rates, which also drove an increase in correspondent channel volume. Origination fees and gains on loan sales increased $10 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily driven by higher volumes of saleable rate lock mortgage loan originations.

The following table presents the components of net valuation adjustments on the residential MSR portfolio and the impact of the Bancorp’s hedging strategy:

TABLE 9: Components of Net Valuation Adjustments on Residential MSRs
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the residential MSR portfolio	$(17)	13	(28)	32
Changes in fair value:
Due to changes in inputs or assumptions(a)	6	(8)	6	(25)
Other changes in fair value(b)	(42)	(41)	(80)	(75)
Net valuation adjustments on residential MSRs and free-standing derivatives purchased to economically hedge residential MSRs	$(53)	(36)	(102)	(68)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

Further detail on the valuation of residential MSRs can be found in Note 11 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation of the residential MSR portfolio. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the residential MSR portfolio. In addition to the derivative positions used to economically hedge the residential MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net losses and gains on these securities were immaterial for both the three and six months ended June 30, 2026 and 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
At June 30, 2026 and 2025, the Bancorp serviced $85.9 billion and $91.2 billion, respectively, of residential mortgage loans for other investors.

Other noninterest income increased $20 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a gain on the swap associated with the sale of Visa, Inc. Class B Shares and an increase in BOLI income, partially offset by impairment charges recognized on bank premises and equipment associated with the acquisition of Comerica and a decrease in equity method investment income. Refer to Note 21 of the Notes to Condensed Consolidated Financial Statements for additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares and impairment charges recognized on bank premises and equipment.

Net securities gains were $20 million and $8 million for the three and six months ended June 30, 2026, respectively, compared to $16 million and $7 million for the three and six months ended June 30, 2025, respectively. For more information, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

Noninterest Expense
Noninterest expense increased $845 million and $1.9 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year, which was impacted by activity attributable to the Comerica acquisition and the integration of acquired operations.

The following table presents the components of noninterest expense:

TABLE 10: Components of Noninterest Expense
	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2026	2025	% Change	2026	2025	% Change
Compensation and benefits	$1,129	698	62	$2,539	1,447	75
Technology and communications	250	126	98	453	250	81
Net occupancy expense	154	83	86	295	171	73
Card and processing expense	66	22	200	144	43	235
Equipment expense	60	41	46	115	82	40
Marketing expense	65	43	51	114	71	61
Loan and lease expense	53	36	47	95	66	44
Other noninterest expense	332	215	54	749	438	71
Total noninterest expense	$2,109	1,264	67	$4,504	2,568	75
Efficiency ratio on an FTE basis(a)	64.3%	56.2		73.7	58.6
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

The Bancorp incurred direct merger-related expenses associated with the Comerica acquisition. These expenses primarily related to employee retention and separation expenses, system conversions and other costs of integrating and conforming the acquired operations with those of the Bancorp. The following table provides a summary of the direct merger-related expenses recorded in noninterest expense:

TABLE 11: Comerica Merger-Related Items Included in Noninterest Expense
($ in millions)	For the three months ended June 30, 2026	For the six months ended June 30, 2026
Compensation and benefits	$110	537
Technology and communications	43	64
Net occupancy expense	29	53
Card and processing expense	—	30
Equipment expense	5	9
Marketing expense	1	1
Other noninterest expense	5	133
Total	$193	827

The Bancorp also incurred $10 million of merger-related expenses associated with the acquisition of a DUS business line during both the three and six months ended June 30, 2026.

Compensation and benefits expense increased $431 million and $1.1 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by aforementioned merger-related expenses, including employee retention

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
and separation expenses, as well as increases in base compensation, performance-based compensation and employee benefits expense. Full-time equivalent employees totaled 25,197 at June 30, 2026 compared to 18,690 at June 30, 2025.
Technology and communications expense increased $124 million and $203 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by the aforementioned merger-related expenses, as well as increased investments in strategic initiatives and technology modernization.

Net occupancy expense increased $71 million and $124 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by the aforementioned merger-related expenses, as well as increased expenses associated with the Bancorp’s continued expansion into the Southeast markets as well as into Texas and California.

Card and processing expense increased $44 million and $101 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by expenses associated with the Direct Express government prepaid card program. The increase for the six months ended June 30, 2026 also included the aforementioned merger-related expenses.

Marketing expense increased $22 million and $43 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily due to increased spend on customer acquisition activities.

The following table presents the components of other noninterest expense:

TABLE 12: Components of Other Noninterest Expense
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Intangible amortization	$63	7	108	15
FDIC insurance and other taxes	51	35	101	77
Professional service fees	26	13	98	25
Data processing	46	21	71	40
Travel	25	16	46	31
Losses and adjustments	19	17	44	33
Securities recordkeeping	14	14	38	28
Dues and subscriptions	19	16	37	33
Leasing business expense	19	18	36	36
Insurance	3	4	36	9
Net periodic pension benefit, excluding service cost	(31)	—	(35)	—
Other, net	78	54	169	111
Total other noninterest expense	$332	215	749	438

Other noninterest expense increased $117 million and $311 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in intangible amortization expense, FDIC insurance and other taxes and data processing expense attributable to the Comerica acquisition. The increase for the six months ended June 30, 2026 also included $133 million in merger-related expenses. These expenses primarily included professional service fees, including mergers and acquisitions advisory expense, insurance expense and expense related to retirement termination benefits associated with former employees of Comerica. The increases in other noninterest expense for the three and six months ended June 30, 2026 were partially offset by net periodic pension benefit, excluding service cost, primarily driven by the impact of defined benefit plans acquired from Comerica. For more information, refer to Note 18 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 13: Applicable Income Taxes
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Income before income taxes	$1,036	808	1,243	1,461
Applicable income tax expense	235	180	277	319
Effective tax rate	22.7%	22.2	22.3	21.8

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

The effective tax rate increased to 22.7% and 22.3% for the three and six months ended June 30, 2026, respectively, compared to 22.2% and 21.8% for the same periods in the prior year, primarily due to higher nondeductible expenses related to the Comerica acquisition that would not be expected to affect the effective tax rate in future years.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
BALANCE SHEET ANALYSIS

Loans and Leases
The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. The following table presents the end of period components of loans and leases, including loans and leases held for sale:

TABLE 14: Components of Loans and Leases (including loans and leases held for sale)
As of ($ in millions)	June 30, 2026	December 31, 2025
Commercial loans and leases:
Commercial and industrial loans	$85,808	52,795
Commercial mortgage loans	27,228	12,257
Commercial construction loans	8,525	5,316
Commercial leases	3,490	3,269
Total commercial loans and leases	$125,051	73,637
Consumer loans:
Residential mortgage loans	20,408	18,310
Home equity	6,929	4,846
Indirect secured consumer loans	18,186	17,964
Credit card	1,683	1,747
Solar energy installation loans	4,314	4,560
Other consumer loans	2,823	2,320
Total consumer loans	$54,343	49,747
Total loans and leases	$179,394	123,384
Total portfolio loans and leases (excluding loans and leases held for sale)	$178,528	122,651

Total loans and leases, including loans and leases held for sale, increased $56.0 billion, or 45%, from December 31, 2025 primarily driven by the Comerica acquisition as the Bancorp acquired commercial and consumer loans and leases of $50.5 billion at acquisition. Table 15 summarizes the detail of loans and leases acquired as a result of the Comerica acquisition on February 1, 2026.

TABLE 15: Loans and Leases Acquired
($ in millions)
Commercial loans and leases:
Commercial and industrial loans	$28,511
Commercial mortgage loans	15,119
Commercial construction loans	2,635
Commercial leases	203
Total commercial loans and leases	$46,468
Consumer loans:
Residential mortgage loans	1,854
Home equity	1,772
Other consumer loans	434
Total consumer loans	$4,060
Total loans and leases	$50,528
Total portfolio loans and leases (excluding loans and leases held for sale)	$50,527

The following discussion excludes the impact of the loans and leases acquired in the Comerica acquisition. Commercial loans and leases increased $4.9 billion, or 7%, from December 31, 2025 primarily due to increases in commercial and industrial loans and commercial construction loans. Commercial and industrial loans increased $4.5 billion, or 9%, from December 31, 2025 primarily as a result of loan originations exceeding payoffs as well as increased line utilization. Commercial construction loans increased $574 million, or 11%, from December 31, 2025 as loan originations exceeded payoffs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. The carrying value of total investment securities, which consist of available-for-sale debt and other securities, held-to-maturity securities, trading debt securities and equity securities, was $65.2 billion and $49.0 billion at June 30, 2026 and December 31, 2025, respectively. The increase in total investment securities reflects the impact of the Comerica acquisition, including $7.2 billion of available-for-sale debt and other securities, $3.7 billion of held-to-maturity securities, $170 million of trading debt securities and $141 million of equity securities acquired on February 1, 2026.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading typically when bought and held principally for the purpose of selling them in the near term. The taxable available-for-sale debt and other securities portfolio had an effective duration of 3.9 and 3.8 at June 30, 2026 and December 31, 2025, respectively. The taxable held-to-maturity securities portfolio had an effective duration of 4.7 and 5.1 at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026, the Bancorp’s investment securities portfolio consisted primarily of U.S. Treasury and other government guaranteed securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt securities and held-to-maturity securities at both June 30, 2026 and December 31, 2025. At both June 30, 2026 and December 31, 2025, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during both the three and six months ended June 30, 2026 and 2025.

The Bancorp recognized $7 million of impairment losses on its available-for-sale debt and other securities for both the three and six months ended June 30, 2026. The Bancorp recognized an immaterial amount of impairment losses on its available-for-sale debt and other securities for both the three and six months ended June 30, 2025. These losses were included in securities gains, net, in the Condensed Consolidated Statements of Income and related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

The following table summarizes the end of period components of investment securities:

TABLE 16: Components of Investment Securities
As of ($ in millions)	June 30, 2026	December 31, 2025
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$1,906	1,575
Mortgage-backed securities:
Agency residential mortgage-backed securities	15,659	9,138
Agency commercial mortgage-backed securities	23,556	22,307
Non-agency commercial mortgage-backed securities	2,826	3,032
Asset-backed securities and other debt securities	2,416	2,381
Other securities(a)	1,260	674
Total available-for-sale debt and other securities	$47,623	39,107
Held-to-maturity securities (amortized cost basis):(b)
U.S. Treasury and federal agencies securities	$3,382	2,438
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,472	5,023
Agency commercial mortgage-backed securities	9,548	3,905
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$18,404	11,368
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$697	494
Obligations of states and political subdivisions securities	149	63
Agency residential mortgage-backed securities	42	49
Asset-backed securities and other debt securities	965	451
Total trading debt securities	$1,853	1,057
Total equity securities (fair value)	$495	453
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.
(b)Includes a discount of $685 and $742 at June 30, 2026 and December 31, 2025, respectively, pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the estimated future amortization of unrealized losses related to investment securities transferred from available-for-sale to held-to-maturity. At June 30, 2026, these transferred securities had an estimated weighted-average life of 6.3 years.

TABLE 17: Estimated Amortization of Unrealized Losses on Securities Transferred to Held-to-Maturity
As of June 30, 2026 ($ in millions)
Remainder of 2026	$62
2027	56
2028	72
2029	43
2030	33
Thereafter	419
Unamortized portion of unrealized losses	$685

On an amortized cost basis, available-for-sale debt and other securities and held-to-maturity securities comprised 25% and 26% of total interest-earning assets at June 30, 2026 and December 31, 2025, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 5.3 years and 5.1 years at June 30, 2026 and December 31, 2025, respectively. In addition, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.44% and 3.09% at June 30, 2026 and December 31, 2025, respectively. The held-to-maturity securities portfolio had an estimated weighted-average life of 5.7 years and 6.4 years at June 30, 2026 and December 31, 2025, respectively. In addition, the held-to-maturity securities portfolio had a weighted-average yield of 3.89% and 3.50% at June 30, 2026 and December 31, 2025, respectively.

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

The fair values of investment securities are impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen, and, conversely, increases when interest rates decrease or when credit spreads contract. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $3.2 billion and $2.9 billion at June 30, 2026 and December 31, 2025, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Characteristics of Available-for-Sale Debt and Other Securities
As of June 30, 2026 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$50	50	1.0	3.55%
Average life after one year through five years	1,856	1,849	2.7	3.97
Total	$1,906	1,899	2.7	3.96%
Agency residential mortgage-backed securities:
Average life within one year	78	77	0.7	3.74
Average life after one year through five years	6,059	5,932	4.0	4.36
Average life after five years through ten years	9,114	8,689	7.0	4.43
Average life after ten years	408	331	11.4	2.85
Total	$15,659	15,029	5.9	4.36%
Agency commercial mortgage-backed securities:(a)
Average life within one year	738	731	0.7	3.04
Average life after one year through five years	10,880	10,325	2.8	2.85
Average life after five years through ten years	8,953	7,957	6.8	2.92
Average life after ten years	2,985	2,344	12.8	2.61
Total	$23,556	21,357	5.5	2.85%
Non-agency commercial mortgage-backed securities:
Average life within one year	688	681	0.6	3.31
Average life after one year through five years	903	821	3.8	2.47
Average life after five years through ten years	1,235	1,116	5.4	2.97
Total	$2,826	2,618	3.7	2.89%
Asset-backed securities and other debt securities:
Average life within one year	130	130	0.3	4.01
Average life after one year through five years	1,970	1,874	3.2	3.37
Average life after five years through ten years	316	299	6.1	3.76
Total	$2,416	2,303	3.4	3.45%
Other securities	1,260	1,260
Total available-for-sale debt and other securities	$47,623	44,466	5.3	3.44%
(a)Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.04%, 0.05% and 0.02% for securities with an average life between 1 and 5 years, average life between 5 and 10 years, average life greater than 10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 19: Characteristics of Held-to-Maturity Securities
As of June 30, 2026 ($ in millions)	Amortized Cost(b)	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$193	193	1.0	1.82%
Average life after one year through five years	1,675	1,666	2.2	2.52
Average life after five years through ten years	1,514	1,524	6.1	4.37
Total	$3,382	3,383	3.8	3.31%
Agency residential mortgage-backed securities:
Average life after one year through five years	390	398	4.4	5.92
Average life after five years through ten years	5,082	4,987	8.5	3.65
Total	$5,472	5,385	8.2	3.81%
Agency commercial mortgage-backed securities:(a)
Average life within one year	42	43	0.8	3.70
Average life after one year through five years	5,316	5,287	4.0	4.12
Average life after five years through ten years	4,023	3,989	5.9	4.14
Average life after ten years	167	169	11.1	5.07
Total	$9,548	9,488	4.9	4.14%
Asset-backed securities and other debt securities:
Average life after five years through ten years	2	2	9.3	6.96
Total	$2	2	9.3	6.96%
Total held-to-maturity securities	$18,404	18,258	5.7	3.89%
(a)Taxable-equivalent yield adjustments included in the above table are 0.17%, 0.04%, 0.95% and 0.03% for securities with an average life less than 1 year, average life between 5 and 10 years, average life greater than 10 years and in total, respectively.
(b)Includes a discount of $685 pertaining to the unamortized portion of unrealized losses on HTM securities.

Other Short-Term Investments
Other short-term investments have original maturities less than one year and primarily include interest-bearing balances that are funds on deposit at the FRB or other depository institutions. Other short-term investments are used as an extension of the investment securities portfolio to manage liquidity risk. Other short-term investments were $19.4 billion at June 30, 2026, an increase of $474 million from December 31, 2025. The increase was primarily driven by other short-term investment balances acquired in connection with the acquisition of Comerica and an increase in short-term wholesale funding, partially offset by seasonal deposit trends and loan growth during the six months ended June 30, 2026.

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

The following table presents the end of period components of deposits:

TABLE 20: Components of Deposits
As of ($ in millions)	June 30, 2026	December 31, 2025
Demand	$63,928	42,647
Interest checking	70,527	61,155
Savings	18,161	16,155
Money market	65,932	39,285
Total transaction deposits	$218,548	159,242
CDs $250,000 or less	12,708	10,599
Total core deposits	$231,256	169,841
CDs over $250,000(a)	2,885	1,978
Total deposits	$234,141	171,819
(a)Includes $1 and $777 of retail brokered CDs which are fully covered by FDIC insurance as of June 30, 2026 and December 31, 2025, respectively.

Total deposits increased $62.3 billion, or 36%, from December 31, 2025 due to the Comerica acquisition as the Bancorp assumed commercial and consumer deposit balances of $65.2 billion at acquisition. Table 21 summarizes the detail of deposits assumed as a result of the Comerica acquisition on February 1, 2026.

TABLE 21: Deposits Assumed
($ in millions)
Demand	$22,509
Interest checking	13,661
Savings	1,970
Money market	22,962
Total transaction deposits	$61,102
CDs $250,000 or less	2,049
Total core deposits	$63,151
CDs over $250,000	2,042
Total deposits	$65,193
The following discussion excludes the impact of the deposits assumed in the Comerica acquisition. Core deposits decreased $1.7 billion, or 1%, from December 31, 2025 primarily due to a decrease in transaction deposits. Transaction deposits decreased $1.8 billion, or 1%, from December 31, 2025 primarily driven by decreases in interest checking deposits and demand deposits, partially offset by an increase in money market deposits. Interest checking deposits decreased $4.3 billion, or 7%, from December 31, 2025 primarily due to the intentional reduction of higher-cost, non-relationship commercial customer deposits as well as seasonal impacts which contributed to lower balances per commercial customer account. Demand deposits decreased $1.2 billion, or 3%, from December 31, 2025 as a result of lower balances per consumer and commercial customer account, which is partially attributable to seasonality. Money market deposits increased $3.7 billion, or 9%, from December 31, 2025 primarily as a result of higher offering rates from promotional offers leading to higher balances per consumer customer account as well as growth in the number of consumer customer accounts.

CDs over $250,000 decreased $1.1 billion, or 57%, from December 31, 2025 primarily due to maturities of retail brokered CDs.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. As of June 30, 2026 and December 31, 2025, approximately $139.5 billion, or 60%, and $101.8 billion, or 59%, respectively, of the Bancorp’s domestic deposits were estimated to be insured. As of June 30, 2026 and December 31, 2025, approximately $94.1 billion and $69.8 billion, respectively, of the Bancorp’s domestic deposits were estimated to be uninsured. At June 30, 2026 and December 31, 2025, approximately $2.2 billion and $1.1 billion, respectively, of domestic time deposits were estimated to be uninsured. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

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

The following table summarizes the end of period components of borrowings:

TABLE 22: Components of Borrowings
As of ($ in millions)	June 30, 2026	December 31, 2025
Short-term borrowings	$4,633	926
Long-term debt	17,636	13,589
Total borrowings	$22,269	14,515

Total borrowings increased $7.8 billion, or 53%, from December 31, 2025 due to increases in long-term debt and short-term borrowings. Long-term debt increased $4.0 billion from December 31, 2025 primarily due to the long-term debt assumed in the Comerica acquisition totaling $5.5 billion. Additionally, the increase from December 31, 2025 included the issuance of senior fixed-rate/floating-rate notes in January 2026 totaling $2.0 billion, which was more than offset by $3.3 billion of redemptions and maturities. For further information regarding long-term debt activity, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements. Short-term borrowings increased $3.7 billion from December 31, 2025 primarily due to an increase in short-term FHLB advances to manage balance sheet liquidity needs due to seasonal fluctuations. The level of other short-term borrowings and mix of total borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. In general, the charge rates on assets decreased since December 31, 2025 as they were affected by the prevailing level of short-term interest rates and repricing characteristics of the existing portfolio, and to a lesser extent the impact of reduced liquidity premium assumptions on new production throughout 2026. Additionally, charge rates on new production have increased relative to the existing portfolio driven by the impact of higher long-term interest rates. The credit rates for deposit products have increased since December 31, 2025 due to increases in intermediate- and long-term interest rates.

For more information about the Bancorp’s FTP process and other allocation methodologies, refer to the Business Segment Review section included in MD&A of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Results of the Bancorp’s segments for the three and six months ended June 30, 2026 were impacted by activity attributable to the Comerica acquisition and the integration of acquired operations.

The following table summarizes income (loss) before income taxes on an FTE basis by segment:

TABLE 23: Income (Loss) Before Income Taxes (FTE) by Segment
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Commercial Banking	$840	384	1,267	646
Consumer and Small Business Banking	616	648	1,088	1,170
Wealth and Asset Management	118	65	184	116
General Corporate and Other(a)	(533)	(284)	(1,286)	(461)
Income before income taxes (FTE)(b)	$1,041	813	1,253	1,471
(a)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.
(b)Includes FTE adjustments of $5 for both the three months ended June 30, 2026 and 2025 and $10 for both the six months ended June 30, 2026 and 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Commercial Banking
Commercial Banking offers credit intermediation, cash management and financial services to large and middle-market businesses and government and professional customers.

The following table contains selected financial data for the Commercial Banking segment:

TABLE 24: Commercial Banking
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Income Statement Data
Net interest income (FTE)(a)	$1,115	595	1,994	1,147
Provision for credit losses	25	79	184	159
Net interest income after provision for credit losses	1,090	516	1,810	988
Noninterest income	507	321	947	622
Noninterest expense	757	453	1,490	964
Income before income taxes (FTE)(a)	$840	384	1,267	646
Average Balance Sheet Data
Loans and leases, including held for sale	$113,297	68,784	104,751	68,600
Noninterest-bearing deposits	31,562	16,257	29,075	16,094
Interest-bearing deposits	64,201	43,913	61,638	44,337
(a)Includes FTE adjustments of $3 for both the three months ended June 30, 2026 and 2025 and $6 for both the six months ended June 30, 2026 and 2025.

Income before income taxes on an FTE basis was $840 million and $1.3 billion for the three and six months ended June 30, 2026, respectively, compared to $384 million and $646 million for the same periods in the prior year. The increases were primarily driven by increases in net interest income on an FTE basis and noninterest income, partially offset by increases in noninterest expense. The increase for the three months ended June 30, 2026 also included a decrease in provision for credit losses while the increase for the six months ended June 30, 2026 was partially offset by an increase in provision for credit losses.

Net interest income on an FTE basis increased $520 million and $847 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in the average balances of commercial loans and leases, increases in FTP credits on deposits and decreases in rates paid on average interest-bearing deposits. These positive impacts were partially offset by increases in FTP charges on commercial loans and leases, increases in the average balances of deposits and decreases in yields on average commercial loans and leases.

Provision for credit losses decreased $54 million and increased $25 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2026 was primarily driven by an allocated benefit from credit losses related to commercial criticized asset levels compared to an allocated provision for credit losses for the same period in the prior year. The increase for the six months ended June 30, 2026 compared to the same period in the prior year was primarily driven by an increase in the allocated provision for credit losses related to commercial criticized asset levels. Annualized net charge-offs as a percent of average portfolio loans and leases decreased to 19 bps and 22 bps for the three and six months ended June 30, 2026, respectively, compared to 35 bps and 33 bps for the same periods in the prior year.

Noninterest income increased $186 million and $325 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily due to increases in commercial payments revenue, capital markets fees and commercial banking revenue. Noninterest expense increased $304 million and $526 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense, compensation and benefits expense and card and processing expense.

The average balance sheet data for the Commercial Banking segment reflected the impact of the Comerica acquisition, including $43.4 billion of loans and leases, $15.7 billion of noninterest-bearing deposits and $21.3 billion of interest-bearing deposits on February 1, 2026. Average loans and leases increased $44.5 billion and $36.2 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by the Comerica acquisition which led to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans. Average interest-bearing deposits increased $20.3 billion and $17.3 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by the Comerica acquisition which led to increases in average money market deposits and average interest checking deposits.

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

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 25: Consumer and Small Business Banking
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Income Statement Data
Net interest income	$1,237	1,085	2,310	2,060
Provision for credit losses	82	84	171	168
Net interest income after provision for credit losses	1,155	1,001	2,139	1,892
Noninterest income	321	293	618	573
Noninterest expense	860	646	1,669	1,295
Income before income taxes	$616	648	1,088	1,170
Average Balance Sheet Data
Loans and leases, including held for sale	$55,675	50,312	54,924	49,652
Noninterest-bearing deposits	29,521	23,349	28,237	23,001
Interest-bearing deposits	90,258	67,635	86,160	67,487
Income before income taxes was $616 million and $1.1 billion for the three and six months ended June 30, 2026, respectively, compared to $648 million and $1.2 billion for the same periods in the prior year. The decreases were primarily driven by increases in noninterest expense, partially offset by increases in net interest income and noninterest income.

Net interest income increased $152 million and $250 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in FTP credits on deposits, increases in the average balances of loans and leases and decreases in rates paid on average interest-bearing deposits. These positive impacts were partially offset by increases in FTP charges on loans and leases and increases in the average balances of deposits.

Noninterest income increased $28 million and $45 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in commercial payments revenue, consumer banking revenue and wealth and asset management revenue, partially offset by decreases in mortgage banking net revenue. Noninterest expense increased $214 million and $374 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense, compensation and benefits expense, net occupancy expense and marketing expense.

The average balance sheet data for the Consumer and Small Business Banking segment reflected the impact of the Comerica acquisition, including $2.5 billion of loans and leases, $5.5 billion of noninterest-bearing deposits and $18.2 billion of interest-bearing deposits on February 1, 2026. Average loans and leases increased $5.4 billion and $5.3 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily due to increases in average home equity, average indirect secured consumer loans, average commercial and industrial loans and average residential mortgage loans, which included the impact of the Comerica acquisition. Average interest-bearing deposits increased $22.6 billion and $18.7 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by the Comerica acquisition which led to increases in average money market deposits, average interest checking deposits, average CDs and average savings deposits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Wealth and Asset Management
Wealth and Asset Management provides a full range of wealth management solutions for individuals, companies and not-for-profit organizations, including wealth planning, investment management, banking, insurance, trust and estate services.

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 26: Wealth and Asset Management
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Income Statement Data
Net interest income	$113	57	195	106
Benefit from credit losses	(4)	(2)	(5)	(2)
Net interest income after benefit from credit losses	117	59	200	108
Noninterest income	186	101	352	211
Noninterest expense	185	95	368	203
Income before income taxes	$118	65	184	116
Average Balance Sheet Data
Loans and leases, including held for sale	$9,709	4,550	8,844	4,443
Noninterest-bearing deposits	1,384	419	1,222	422
Interest-bearing deposits	11,806	9,624	11,537	10,008
Income before income taxes was $118 million and $184 million for the three and six months ended June 30, 2026, respectively, compared to $65 million and $116 million for the same periods in the prior year. The increases were primarily driven by increases in noninterest income and net interest income, partially offset by increases in noninterest expense.

Net interest income increased $56 million and $89 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in the average balances of loans and leases, increases in FTP credits on deposits and decreases in rates paid on average interest-bearing deposits, partially offset by increases in FTP charges on loans and leases and increases in the average balances on deposits.

Noninterest income increased $85 million and $141 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily due to increases in wealth and asset management revenue. Noninterest expense increased $90 million and $165 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense and compensation and benefits expense.

The average balance sheet data for the Wealth and Asset Management segment reflected the impact of the Comerica acquisition, including $4.6 billion of loans and leases, $1.1 billion of noninterest-bearing deposits and $2.3 billion of interest-bearing deposits on February 1, 2026. Average loans and leases increased $5.2 billion and $4.4 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by the Comerica acquisition which led to increases in average commercial mortgage loans, average residential mortgage loans and average commercial and industrial loans. Average interest-bearing deposits increased $2.2 billion and $1.5 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily driven by the Comerica acquisition which led to increases in average money market deposits and average interest checking deposits, partially offset by decreases in average savings deposits.

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

Net interest income on an FTE basis decreased $8 million and increased $31 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2026 compared to the same period in the prior year was primarily driven by an increase in FTP credits on deposits allocated to the segments and an increase in FTP charges on securities, partially offset by increases in FTP charges on loans and leases allocated to the segments and interest income on securities and commercial loans. The increase for the six months ended June 30, 2026 compared to the same period in the prior year was primarily driven by increases in FTP charges on loans and leases allocated to the segments and interest income on commercial loans and securities. These positive impacts were partially offset by an increase in FTP credits on deposits allocated to the segments and an increase in FTP charges on securities. The increase in FTP charges allocated to the segments was primarily driven by increases in total assets associated with the acquisition of Comerica. To a lesser extent, increases in market interest rates net of reduced liquidity premium assumptions increased FTP charges on new fixed-rate loan and lease production relative to the existing portfolio. The increase in FTP credits allocated to the segments was primarily driven by increases in total liabilities associated with the acquisition of Comerica and higher FTP credit rates paid on deposits as a result of higher market interest rates net of reduced liquidity premium assumptions. Given the daily repricing option on non-maturity deposits, the FTP credits on deposits earned by the segments generally increases or decreases at a faster pace than the amount of allocated FTP charges on loans and leases. Under the Bancorp’s internal reporting methodology, the Bancorp insulates the segments from interest rate risk associated with fixed-rate lending by transferring this risk to General Corporate and Other through the FTP methodology.

Provision for credit losses increased $14 million and decreased $16 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2026 compared to the same period in the prior year was primarily driven by a decrease in allocations to the segments, partially offset by a decrease in the provision for the reserve for unfunded commitments. The decrease for the six months ended June 30, 2026 compared to the same period in the prior year was primarily driven by an increase in allocations to the segments, partially offset by an increase in the provision for the reserve for unfunded commitments recorded as part of the initial recognition of the reserve for unfunded commitments assumed in the Comerica acquisition.

Noninterest income increased $10 million for the three months ended June 30, 2026 compared to the same period in the prior year primarily driven by an increase in other noninterest income, partially offset by a decrease in commercial payments revenue.

Noninterest expense increased $237 million and $871 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily due to merger-related expenses related to the Comerica acquisition. Refer to the Noninterest Expense subsection of the Statements of Income Analysis section of MD&A for information on the merger-related expenses. Additionally, the increases for the three and six months ended June 30, 2026 compared to the same periods in the prior year were driven by increases in compensation and benefits expense and technology and communications expense, partially offset by increases in corporate overhead allocations from General Corporate and Other to the other segments.

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

The Bancorp continues to monitor macroeconomic, governmental policy and geopolitical developments, and their potential impact on borrower performance and overall credit quality. These developments include, among other factors, global conflicts, trade and tariff policies, inflationary pressures, interest rate levels, labor market conditions, energy prices, market volatility, supply chain conditions and trends in consumer discretionary spending, debt levels and defaults. The Bancorp continues to emphasize disciplined client selection, adherence to established underwriting standards and monitoring of potential concentrations of credit risk.

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

The commercial loan portfolio acquired in connection with the Comerica acquisition is comprised primarily of middle market loans but also includes specialty lending segments. These products serve distinct client needs and broaden the Bancorp’s lending capabilities. The portfolio is managed within Fifth Third’s credit risk framework to ensure adherence to risk appetite.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 27: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	June 30, 2026			December 31, 2025
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$24,226	35,521	35	13,929	23,228	7
Business services	14,918	23,406	28	6,600	11,128	90
Financial services and insurance	14,805	34,912	23	9,633	21,859	20
Manufacturing	13,586	27,722	54	8,561	18,998	59
Wholesale trade	8,665	17,438	71	5,378	10,566	45
Retail trade	8,656	16,690	98	3,248	7,808	53
Construction	7,294	14,582	48	3,112	7,599	26
Healthcare	6,918	10,157	76	5,834	8,616	45
Accommodation and food	5,379	9,228	31	4,571	7,076	14
Communication and information	5,378	8,983	100	3,191	6,072	53
Mining	3,621	9,272	—	2,103	5,677	—
Transportation and warehousing	3,551	6,054	4	2,381	3,894	5
Utilities	3,080	6,579	9	1,884	3,251	—
Entertainment and recreation	2,569	4,484	21	1,666	3,032	4
Other	2,234	6,300	17	1,471	2,773	6
Total	$124,880	231,328	615	73,562	141,577	427
By Loan Size:
Less than $1 million	4%	4	17	6	5	15
$1 million to $5 million	12	9	12	7	5	10
$5 million to $10 million	9	7	8	4	4	8
$10 million to $25 million	17	16	39	12	10	18
$25 million to $50 million	22	22	13	23	21	25
$50 million to $100 million	20	21	11	26	28	24
Greater than $100 million	16	21	—	22	27	—
Total	100%	100	100	100	100	100
By State:
Texas	17%	16	14	8	9	16
California	15	13	9	11	9	4
Michigan	8	8	16	5	5	5
Illinois	6	5	9	8	7	6
Florida	5	5	11	7	7	5
New York	5	5	7	7	6	18
Ohio	5	6	3	8	10	3
Indiana	3	2	—	3	3	1
Other	36	40	31	43	44	42
Total	100%	100	100	100	100	100

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 28: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of June 30, 2026 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$365	973	8,281
Commercial mortgage nonowner-occupied loans	—	267	14,376
Total	$365	1,240	22,657

TABLE 29: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2025 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$423	544	3,392
Commercial mortgage nonowner-occupied loans	—	92	5,800
Total	$423	636	9,192

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

The following tables provide an analysis of nonowner-occupied commercial real estate loans, disaggregated by property location (excluding loans held for sale):

TABLE 30: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of June 30, 2026 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
California	$4,749	6,525	15
Texas	4,468	6,364	1
Florida	1,870	2,912	—
Michigan	1,534	1,848	6
Illinois	1,163	1,377	2
Ohio	1,056	1,506	—
North Carolina	754	1,135	—
Nevada	635	742	—
Arizona	506	821	—
Georgia	493	946	—
All other states	5,826	7,613	3
Total	$23,054	31,789	27
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 31: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2025 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
California	$862	1,262	—
Texas	1,010	1,917	—
Florida	1,377	2,222	—
Michigan	784	990	—
Illinois	979	1,329	—
Ohio	918	1,450	—
North Carolina	409	513	—
Nevada	268	344	—
Arizona	75	117	—
Georgia	277	675	—
All other states	3,859	5,273	5
Total	$10,818	16,092	5
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

The Bancorp realized $1 million of net recoveries on nonowner-occupied commercial real estate loans for both the three and six months ended June 30, 2026, compared to an immaterial amount of net charge-offs for both the three and six months ended June 30, 2025. At

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
June 30, 2026 and 2025, $1 million and $3 million, respectively, of the Bancorp’s nonowner-occupied commercial real estate loans were 90 days past due and still accruing.

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

The Bancorp continues to ensure that underwriting standards and guidelines adequately account for broader economic conditions affecting the consumer portfolio, including the impact of interest rate movements. Guidelines are designed to ensure that the various consumer products fall within the Bancorp’s risk appetite. These guidelines are monitored and adjusted as deemed appropriate in response to the prevailing economic conditions while remaining within the Bancorp’s risk appetite limits.

The payment structures for certain variable-rate products (such as residential mortgage loans, home equity and credit card) are susceptible to changes in benchmark interest rates. Changes in interest rates may affect borrower payment obligations and credit performance, particularly when coupled with broader economic pressures affecting consumer finances. The Bancorp actively monitors the portion of its consumer portfolio that is susceptible to changes in minimum payments and continues to assess the impact on the overall risk appetite and soundness of the portfolio.

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

The Bancorp does not originate residential mortgage loans that permit customers to make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $646 million of ARM loans will have rate resets during the next twelve months. Underlying characteristics of these borrowers include a weighted-average origination debt-to-income ratio of 52% and weighted-average origination LTV of 69%. Approximately 77% of these loans are expected to experience an increase in rate upon reset. For those borrowers, rates are expected to increase by an average of approximately 1.8%, resulting in an average increase in monthly payment amount of approximately 44%.

Certain residential mortgage products have characteristics that may increase the Bancorp’s credit loss rates in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTVs, multiple loans secured by the same collateral that when combined result in an LTV greater than 80% and interest-only loans. The Bancorp has deemed residential mortgage loans with greater than 80% LTVs and no mortgage insurance as loans that represent a higher level of risk. Approximately 68% of these loans consist of loans originated through the Bancorp’s loan program for doctors.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 32: Residential Mortgage Portfolio Loans by LTV at Origination
	June 30, 2026		December 31, 2025
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$13,156	64.5%	$11,560	64.3%
LTV > 80%, with mortgage insurance(a)	3,336	95.3	3,133	95.4
LTV > 80%, no mortgage insurance	3,221	91.5	2,959	91.5
Total	$19,713	74.1%	$17,652	74.5%
(a)Includes loans with either borrower or lender paid mortgage insurance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 33: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of June 30, 2026 ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Illinois	$621	—	5
Ohio	591	1	9
Florida	589	1	5
North Carolina	245	—	—
Michigan	233	—	3
Indiana	194	—	2
Georgia	187	—	1
Kentucky	137	1	2
All other states	424	1	4
Total	$3,221	4	31

TABLE 34: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2025 ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual
By State:
Illinois	$599	—	5
Ohio	576	1	8
Florida	547	—	4
North Carolina	238	—	—
Michigan	187	—	2
Indiana	188	—	2
Georgia	169	—	1
Kentucky	140	—	2
All other states	315	—	3
Total	$2,959	1	27

Net charge-offs on residential mortgage loans with an LTV greater than 80% at origination and no mortgage insurance were immaterial for both the three and six months ended June 30, 2026 and 2025.

Home equity portfolio
The Bancorp’s home equity portfolio of $6.9 billion is primarily comprised of home equity lines of credit with a 10-year interest-only draw period followed by a 20-year amortization period. The home equity portfolio is managed in two primary groups: loans with a combined LTV greater than 80% and loans with an LTV of 80% or less, based on appraisals at origination. As of June 30, 2026, these loans were predominantly located within the Bancorp’s footprint and had a weighted-average refreshed FICO score of 754. For additional information, refer to Tables 36, 37 and 38.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 35: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	June 30, 2026		December 31, 2025
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$157	2%	$95	2%
FICO 660-719	234	3	159	3
FICO ≥ 720	1,574	23	1,099	23
Total senior liens	$1,965	28%	$1,353	28%
Junior Liens:
FICO ≤ 659	393	6	276	6
FICO 660-719	741	11	579	12
FICO ≥ 720	3,830	55	2,638	54
Total junior liens	$4,964	72%	$3,493	72%
Total	$6,929	100%	$4,846	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% LTV (including senior liens, if applicable) present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 36: Home Equity Portfolio Loans Outstanding by LTV at Origination
	June 30, 2026		December 31, 2025
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,839	48.8%	$1,228	48.2%
LTV > 80%	126	87.9	125	88.0
Total senior liens	$1,965	51.5%	$1,353	52.0%
Junior Liens:
LTV ≤ 80%	4,052	63.5	2,621	63.3
LTV > 80%	912	86.9	872	87.6
Total junior liens	$4,964	67.9%	$3,493	69.5%
Total	$6,929	63.3%	$4,846	64.7%

The following tables provide an analysis of home equity portfolio loans outstanding by state with an LTV greater than 80% (including senior liens, if applicable) at origination:

TABLE 37: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of June 30, 2026 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
Ohio	$278	697	8
Illinois	142	336	5
Michigan	131	352	5
Florida	121	249	3
Indiana	119	258	4
Kentucky	77	172	2
All other states	170	394	5
Total	$1,038	2,458	32

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 38: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2025 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
Ohio	$282	722	7
Illinois	141	346	4
Michigan	124	320	2
Florida	114	233	2
Indiana	119	264	3
Kentucky	80	183	2
All other states	137	323	2
Total	$997	2,391	22

The Bancorp realized net recoveries of an immaterial amount and $1 million on home equity loans with an LTV greater than 80% at origination for the three and six months ended June 30, 2026, respectively, compared to an immaterial amount of net charge-offs for both the three and six months ended June 30, 2025.

Indirect secured consumer portfolio
As of June 30, 2026 the indirect secured consumer portfolio consisted of $15.4 billion of automobile loans and $2.8 billion primarily comprised of indirect recreational vehicle and marine loans. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 39: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2026		December 31, 2025
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$166	1%	$172	1%
FICO 660-719	3,084	17	3,102	17
FICO ≥ 720	14,936	82	14,690	82
Total	$18,186	100%	$17,964	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 40: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	June 30, 2026		December 31, 2025
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$12,956	80.3%	$12,961	80.0%
LTV > 100%	5,230	110.2	5,003	110.1
Total	$18,186	88.8%	$17,964	88.4%

At June 30, 2026 and December 31, 2025, $25 million and $26 million, respectively, of the Bancorp’s nonaccrual indirect secured consumer portfolio loans had an LTV greater than 100% at origination. Net charge-offs on indirect secured consumer loans with an LTV greater than 100% at origination were $9 million and $5 million for the three months ended June 30, 2026 and 2025, respectively, and $20 million and $14 million for the six months ended June 30, 2026 and 2025, respectively.

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, 71% and 72%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Given the variable nature of the credit card portfolio, interest rate increases impact this product and it is regularly monitored to ensure the portfolio remains within the Bancorp’s risk appetite.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination as of:

TABLE 41: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2026		December 31, 2025
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$83	5%	$83	5%
FICO 660-719	449	27	471	27
FICO ≥ 720	1,151	68	1,193	68
Total	$1,683	100%	$1,747	100%

Solar energy installation loans portfolio
The Bancorp originated point-of-sale solar energy installation loans through a network of approved installers. The Bancorp considers several factors when monitoring its solar energy installation loan portfolio, including concentrations by installer, concentrations by state and FICO distributions at origination. At both June 30, 2026 and December 31, 2025, loans originated through the Bancorp’s three largest approved installers represented approximately 22% of total balances outstanding in the solar energy installation loan portfolio. The expiration of consumer clean energy tax incentives on December 31, 2025 led to a market shift away from loan-based financing. As a result, the Bancorp paused the origination of new loans in this portfolio in July 2026.

The following table provides an analysis of solar energy installation portfolio loans outstanding by state as of:

TABLE 42: Solar Energy Installation Portfolio Loans Outstanding by State
	June 30, 2026		December 31, 2025
($ in millions)	Outstanding	Nonaccrual	Outstanding	Nonaccrual
By State:
Florida	$612	10	646	6
California	527	1	552	1
Texas	495	2	525	3
Arizona	348	2	370	2
Virginia	255	1	270	—
Oregon	203	1	219	—
Colorado	172	—	181	—
Nevada	166	—	175	—
New York	137	—	144	—
Connecticut	107	—	113	1
All other states	1,292	6	1,365	9
Total	$4,314	23	4,560	22

The following table provides an analysis of solar energy installation portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 43: Solar Energy Installation Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2026		December 31, 2025
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$4	—%	$4	—%
FICO 660-719	625	15	652	14
FICO ≥ 720	3,685	85	3,904	86
Total	$4,314	100%	$4,560	100%

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 44: Other Consumer Portfolio Loans Outstanding by Product Type
	June 30, 2026		December 31, 2025
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Other secured	$1,299	46%	$999	44%
Point-of-sale home improvement	613	22	543	23
Unsecured	626	22	422	18
Third-party point-of-sale	285	10	356	15
Total	$2,823	100%	$2,320	100%

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

TABLE 45: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	June 30, 2026	December 31, 2025
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$455	393
Commercial mortgage loans	94	34
Commercial construction loans	62	—
Commercial leases	4	—
Residential mortgage loans	176	149
Home equity	131	71
Indirect secured consumer loans	62	61
Credit card	29	29
Solar energy installation loans	23	22
Other consumer loans	5	8
Total nonaccrual portfolio loans and leases(a)(b)	$1,041	767
OREO and other repossessed property(d)	34	30
Total nonperforming portfolio assets	$1,075	797
Nonaccrual loans held for sale	167	70
Total nonperforming assets	$1,242	867
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$4	2
Commercial mortgage loans	1	—
Commercial construction loans	—	1
Residential mortgage loans(c)	11	10
Credit card	16	17
Other consumer loans	1	—
Total portfolio loans and leases 90 days past due and still accruing	$33	30
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.60%	0.65
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.58	0.62
ACL as a percent of nonperforming portfolio loans and leases	303	314
ACL as a percent of nonperforming portfolio assets	293	302
(a)Includes $35 and $21 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of June 30, 2026 and December 31, 2025, respectively.
(b)Nonaccrual loans and leases secured by real estate were 46% and 34% of nonaccrual loans and leases as of June 30, 2026 and December 31, 2025, respectively.
(c)Excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $266 as of June 30, 2026 and $195 as of December 31, 2025. The Bancorp recognized losses of an immaterial amount for both the three months ended June 30, 2026 and 2025 and an immaterial amount and $1 for the six months ended June 30, 2026 and 2025, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(d)Includes $16 and $12 of branch-related real estate no longer intended to be used for banking purposes as of June 30, 2026 and December 31, 2025, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 46: Rollforward of Portfolio Nonaccrual Loans and Leases
For the six months ended June 30, 2026 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$427	149	191	767
Transfers to nonaccrual status	386	37	208	631
Acquired nonaccrual loans	179	19	32	230
Transfers to accrual status	(2)	(11)	(39)	(52)
Transfers to held for sale	(134)	—	—	(134)
Loan paydowns/payoffs	(95)	(19)	(55)	(169)
Transfers to OREO	—	(2)	(8)	(10)
Charge-offs	(151)	—	(84)	(235)
Draws/other extensions of credit	5	3	5	13
Balance, end of period	$615	176	250	1,041

TABLE 47: Rollforward of Portfolio Nonaccrual Loans and Leases
For the six months ended June 30, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$456	137	230	823
Transfers to nonaccrual status	335	32	172	539
Transfers to accrual status	(4)	(9)	(65)	(78)
Transfers to held for sale	(41)	—	—	(41)
Loan paydowns/payoffs	(89)	(16)	(41)	(146)
Transfers to OREO	—	(3)	(7)	(10)
Charge-offs	(156)	—	(89)	(245)
Draws/other extensions of credit	7	2	2	11
Balance, end of period	$508	143	202	853

Analysis of Net Loan Charge-offs
Table 48 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases decreased to 21 bps during the three months ended June 30, 2026, compared to 38 bps during the same period in the prior year primarily due to decreases in net charge-offs on commercial and industrial loans of $4 million and commercial mortgage loans of $3 million for the three months ended June 30, 2026. The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases decreased to 23 bps during the six months ended June 30, 2026, compared to 37 bps during the same period in the prior year driven by a decrease in net charge-offs on commercial mortgage loans of $14 million, partially offset by an increase in net charge-offs on commercial and industrial loans of $13 million for the six months ended June 30, 2026. Additionally, the decreases in the ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases for both the three and six months ended June 30, 2026 were largely attributable to increases in average portfolio commercial loan and lease balances primarily driven by the Comerica acquisition.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans decreased to 53 bps and 56 bps during the three and six months ended June 30, 2026, respectively, compared to 56 bps and 59 bps during the same periods in the prior year as increases in net charge-offs on solar energy installation loans of $5 million and $9 million and increases in net charge-offs on indirect secured consumer loans of $2 million and $4 million for the three and six months ended June 30, 2026, respectively, were more than offset by decreases in net charge-offs on other consumer loans of $5 million and $4 million for the three and six months ended June 30, 2026, respectively, and increases in average portfolio consumer loan balances for both the three and six months ended June 30, 2026 primarily driven by the Comerica acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 48: Summary of Credit Loss Experience
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Losses charged-off:
Commercial and industrial loans	$(73)	(84)	(151)	(137)
Commercial mortgage loans	—	(4)	—	(15)
Commercial construction loans	—	—	—	—
Commercial leases	—	(2)	—	(4)
Residential mortgage loans	(1)	—	(1)	(1)
Home equity	(1)	(2)	(3)	(3)
Indirect secured consumer loans	(36)	(33)	(76)	(69)
Credit card	(20)	(20)	(39)	(42)
Solar energy installation loans	(29)	(23)	(55)	(44)
Other consumer loans(a)	(21)	(26)	(43)	(51)
Total losses charged-off	$(181)	(194)	(368)	(366)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$8	15	17	16
Commercial mortgage loans	—	1	—	1
Commercial construction loans	1	—	1	—
Commercial leases	—	3	—	3
Residential mortgage loans	1	1	1	2
Home equity	1	2	3	2
Indirect secured consumer loans	18	17	34	31
Credit card	5	5	10	10
Solar energy installation loans	4	3	8	6
Other consumer loans(a)	8	8	15	19
Total recoveries of losses previously charged-off	$46	55	89	90
Net losses charged-off: (b)
Commercial and industrial loans	$(65)	(69)	(134)	(121)
Commercial mortgage loans	—	(3)	—	(14)
Commercial construction loans	1	—	1	—
Commercial leases	—	1	—	(1)
Residential mortgage loans	—	1	—	1
Home equity	—	—	—	(1)
Indirect secured consumer loans	(18)	(16)	(42)	(38)
Credit card	(15)	(15)	(29)	(32)
Solar energy installation loans	(25)	(20)	(47)	(38)
Other consumer loans	(13)	(18)	(28)	(32)
Total net losses charged-off	$(135)	(139)	(279)	(276)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.31%	0.51	0.34	0.45
Commercial mortgage loans	(0.01)	0.11	—	0.23
Commercial construction loans	(0.02)	—	(0.02)	—
Commercial leases	(0.01)	(0.10)	—	0.09
Total commercial loans and leases	0.21%	0.38	0.23	0.37
Residential mortgage loans	—	(0.01)	—	(0.01)
Home equity	(0.02)	0.02	(0.01)	0.03
Indirect secured consumer loans	0.40	0.37	0.47	0.45
Credit card	3.60	3.74	3.55	3.96
Solar energy installation loans	2.25	1.86	2.14	1.79
Other consumer loans	1.95	2.49	2.07	2.50
Total consumer loans	0.53%	0.56	0.56	0.59
Total net losses charged-off as a percent of average portfolio loans and leases	0.30%	0.45	0.33	0.45
(a)The Bancorp recorded $3 and $7 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and six months ended June 30, 2026, respectively, compared to $5 and $10 for the three and six months ended June 30, 2025, respectively.
(b)Excludes net charge-offs of $111 which were taken at the time of the Comerica acquisition.

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

At both June 30, 2026 and December 31, 2025, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third-party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger growth outlook while the less favorable outlook (Downside) depicted a moderate recession.

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

June 30, 2026 ACL
The ACL as of June 30, 2026 increased $738 million from December 31, 2025 primarily driven by impacts of the Comerica acquisition, including the initial recognition of allowances on PCD loans and leases and PSLs as well as the initial recognition of the reserve for unfunded commitments as of the acquisition date. Additionally, the increase from December 31, 2025 included a qualitative adjustment for economic uncertainty from the U.S.-Iran conflict. As of June 30, 2026, the Bancorp’s macroeconomic scenarios included estimates of the expected impacts of changes in economic conditions caused by forecasted higher tariffs and oil prices.

At June 30, 2026, the Bancorp assigned an 80% probability weighting to the Baseline scenario and 10% to each of the Upside and Downside scenarios. The following table provides a range of key macroeconomic factors utilized in the Baseline, Upside and Downside scenarios as of June 30, 2026:

TABLE 49: Key Macroeconomic Factors(b)
	Baseline Scenario			Upside Scenario			Downside Scenario
	Year 1	Year 2	Year 3	Year 1	Year 2	Year 3	Year 1	Year 2	Year 3
Inflation rate	3.4%	2.6	1.9	3.3	2.5	1.9	3.4	1.6	1.5
Average annual real GDP growth rate	1.9	1.9	2.3	2.8	2.6	2.4	(1.2)	0.2	2.5
Average unemployment rate	4.5	4.5	4.5	3.7	3.7	3.8	7.4	8.2	6.8
Average federal funds rate	3.6	3.6	3.6	3.7	3.7	3.6	2.9	1.3	1.1
10-year U.S. Treasury yield	4.4	4.4	4.4	4.4	4.4	4.4	3.7	3.6	4.0
Credit spread(a)	2.1	2.3	2.2	1.8	2.2	2.2	3.0	2.8	2.2
Annualized change in S&P 500	1.5	—	6.9	8.7	(0.5)	6.7	(21.7)	(7.8)	16.6
(a)Represents the difference between Moody’s Baa‑ rated corporate bond yields and U.S. Treasury yields.
(b)As of June 30, 2026, the reasonable and supportable forecast period is a three year period, beginning in the third quarter of 2026 and ending in the second quarter of 2029.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Bancorp’s qualitative adjustments, as an overlay to the quantitative models, resulted in a net increase to the ACL as of June 30, 2026 and these qualitative adjustments were relatively flat when compared to the qualitative factors used in the ACL as of March 31, 2026. These qualitative adjustments primarily reflect the Bancorp’s expectations that additional credit losses may be present in its portfolio loans and leases beyond what is predictable through the use of quantitative models. The ACL as of June 30, 2026 included a qualitative adjustment addressing limitations in the data used to develop the economic forecasts, specifically related to the U.S.-Iran conflict. As of June 30, 2026, there is significant uncertainty regarding the timing and manner in which the conflict may be resolved, including the extent to which developments may differ from the resolution assumed in the Baseline scenario. A prolonged U.S.-Iran conflict may disrupt energy and certain other commodity markets and, as a result, may adversely affect supply chains, increase inflation, widen credit spreads or lower GDP growth expectations. In consideration of these risks, which are beyond those considered in the Baseline scenario, the Bancorp applied a qualitative adjustment to the ACL which resulted in additional allowances, primarily for the commercial and consumer portfolio segments. The qualitative adjustments for the commercial portfolio segment also include additional allowances for certain nonowner-occupied commercial loans secured by real estate, particularly loans secured by office buildings, based on current challenges in the commercial real estate market that are not fully reflected in the Bancorp’s quantitative models.

The Bancorp’s quantitative credit loss models are sensitive to changes in economic forecast assumptions over the reasonable and supportable forecast period. Applying a 100% probability weighting to the Downside scenario rather than using the probability-weighted three scenario approach would result in an increase in the quantitative ACL of approximately $1.9 billion. This sensitivity calculation only reflects the impact of changing the probability weighting of the scenarios in the quantitative credit loss models and excludes any additional considerations associated with the qualitative component of the ACL that might be warranted if probability weights were adjusted.

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 50: Changes in Allowance for Credit Losses
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
ALLL:
Balance, beginning of period	$2,922	2,384	2,253	2,352
Losses charged-off(a)(b)	(181)	(194)	(368)	(366)
Recoveries of losses previously charged-off(a)(b)	46	55	89	90
Provision for loan and lease losses	131	167	283	336
Allowance on PCD loans and leases at acquisition	(1)	—	179	—
Allowance on PSLs at acquisition	1	—	482	—
Balance, end of period	$2,918	2,412	2,918	2,412
Reserve for unfunded commitments:
Balance, beginning of period	$232	140	157	134
Provision for (benefit from) the reserve for unfunded commitments	(2)	6	73	12
Balance, end of period	$230	146	230	146
(a)For the three and six months ended June 30, 2026, the Bancorp recorded $3 and $7, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements, compared to $5 and $10 for the three and six months ended June 30, 2025, respectively.
(b)Excludes net charge-offs of $111 which were taken at the time of the Comerica acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 51: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	June 30, 2026	December 31, 2025
Attributed ALLL:
Commercial and industrial loans	$1,142	816
Commercial mortgage loans	511	272
Commercial construction loans	113	80
Commercial leases	22	18
Residential mortgage loans	103	109
Home equity	93	87
Indirect secured consumer loans	321	304
Credit card	149	150
Solar energy installation loans	352	314
Other consumer loans	112	103
Total ALLL	$2,918	2,253
Portfolio loans and leases:
Commercial and industrial loans	$85,736	52,749
Commercial mortgage loans	27,196	12,228
Commercial construction loans	8,459	5,316
Commercial leases	3,489	3,269
Residential mortgage loans(a)	19,713	17,652
Home equity	6,929	4,846
Indirect secured consumer loans	18,186	17,964
Credit card	1,683	1,747
Solar energy installation loans	4,314	4,560
Other consumer loans	2,823	2,320
Total portfolio loans and leases	$178,528	122,651
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.33%	1.55
Commercial mortgage loans	1.88	2.22
Commercial construction loans	1.34	1.50
Commercial leases	0.63	0.55
Residential mortgage loans	0.52	0.62
Home equity	1.34	1.80
Indirect secured consumer loans	1.77	1.69
Credit card	8.85	8.59
Solar energy installation loans	8.16	6.89
Other consumer loans	3.97	4.44
Total ALLL as a percent of portfolio loans and leases	1.63%	1.84
Total ACL as a percent of portfolio loans and leases	1.76	1.96
(a)Includes residential mortgage loans measured at fair value of $102 at June 30, 2026 and $106 at December 31, 2025.

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

Net Interest Income Sensitivity
As of June 30, 2026, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel and non-parallel increases and decreases in interest rates. Risk appetite thresholds are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over 12-month and 24-month horizons. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as non-parallel shifts in rates, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve, and employs key risk indicators and early warning indicators to monitor and manage exposures under these types of scenarios. Additionally, the Bancorp routinely evaluates its exposures to changes in the basis between interest rates.

In order to recognize the risk of noninterest-bearing demand deposit balance migration or attrition in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes additional attrition of approximately $1.5 billion of demand deposit balances over a period of 24 months for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $1.5 billion of incremental growth in noninterest-bearing deposit balances over 24 months for each 100 bps decrease in short-term market interest rates. The incremental balance attrition and growth are modeled to flow into and out of funding products that reprice in conjunction with short-term market rate changes.

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

The following table shows the Bancorp’s estimated NII sensitivity profile and policy limits as of:

TABLE 52: Estimated NII Sensitivity Profile and Policy Limits
	June 30, 2026				June 30, 2025
	% Change in NII (FTE)		Policy Limit		% Change in NII (FTE)		Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	0.54%	2.86	(9.00)	(15.00)	(3.51)	(4.48)	(6.00)	(7.00)
+100 Ramp over 12 months	0.42	1.87	NA	NA	(1.71)	(2.03)	NA	NA
-100 Ramp over 12 months	(1.08)	(3.72)	NA	NA	0.88	0.65	NA	NA
-200 Ramp over 12 months	(2.92)	(9.72)	(9.00)	(15.00)	1.29	(0.21)	(6.00)	(7.00)

Table 52 presents the change in estimated net interest income for 12 month and 13-24 month horizons for alternative interest rate scenarios relative to the net interest income projection for a static rate scenario for those same time horizons. These numbers do not represent a forecast, but are instead risk measures that are monitored to evaluate the consolidated interest rate risk position of the Bancorp. At June 30, 2026, the Bancorp’s NII sensitivity in the rising-rate scenarios is positive in years one and two as interest income is expected to increase more than interest expense primarily due to floating-rate loans repricing faster than interest-bearing deposits. The Bancorp’s NII simulation projects a decrease in NII in year one under both the parallel 100 bps ramp decrease and 200 bps ramp decrease in interest rates driven by an expectation that deposits would reprice slower than earning assets. In year two of these simulations, some deposits have reached their floors, but assets continue to be repriced to lower rates, generating less NII. The changes in the estimated NII sensitivity profile compared to June 30, 2025 were attributable to growth in floating-rate loans and noninterest-bearing deposits primarily due to the Comerica acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Tables 53 and 54 provide the sensitivity of the Bancorp’s estimated NII profile at June 30, 2026 to changes to certain deposit balance and deposit repricing sensitivity (beta) assumptions.

The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of June 30, 2026:

TABLE 53: Estimated NII Sensitivity Profile at June 30, 2026 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	0.03%	2.28	1.05	3.44
+100 Ramp over 12 months	(0.03)	1.40	0.88	2.35
-100 Ramp over 12 months	(1.41)	(3.99)	(0.74)	(3.45)
-200 Ramp over 12 months	(3.20)	(9.89)	(2.65)	(9.56)
The following table includes the Bancorp’s estimated NII sensitivity profile with a 5% increase and a 5% decrease to the corresponding deposit beta assumptions as of June 30, 2026:

TABLE 54: Estimated NII Sensitivity Profile at June 30, 2026 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 5% Higher(a)		Betas 5% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(0.25)%	1.40	1.43	4.55
+100 Ramp over 12 months	0.02	1.13	0.87	2.71
-100 Ramp over 12 months	(0.71)	(3.05)	(1.48)	(4.46)
-200 Ramp over 12 months	(2.22)	(8.44)	(3.70)	(11.14)
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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 55: Estimated EVE Sensitivity Profile
	June 30, 2026		December 31, 2025
Change in Interest Rates (bps)	% Change in EVE	Policy Limit	% Change in EVE	Policy Limit
+200 Shock	(2.49)%	(12.00)	(5.12)	(12.00)
+100 Shock	(0.91)	N/A	(2.20)	N/A
-100 Shock	(0.41)	N/A	0.69	N/A
-200 Shock	(2.90)	(12.00)	(1.02)	(12.00)

The EVE sensitivity is negative in both a +200 bps and +100 bps rising-rate scenario as well as both a -100 bps and -200 bps falling-rate scenario at June 30, 2026. The changes in the estimated EVE sensitivity profile from December 31, 2025 were primarily related to changes in forward interest rate expectations and an increase in interest-bearing and noninterest-bearing deposits reflecting the impact of the Comerica acquisition, partially offset by growth in the investment securities portfolio.

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

The available-for-sale debt and other securities and held-to-maturity securities portfolios had a fair value of $62.7 billion at June 30, 2026. From these portfolios, $7.5 billion in principal and interest payments are expected to be received in the next 12 months and an additional $8.3 billion is expected to be received in the next 13 to 24 months. For further information on the investment securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the ability to monetize loans, leases and investment securities through a variety of channels, including repurchase agreements, outright sales, securitizations or pledging to secured borrowing providers. For the three and six months ended June 30, 2026, the Bancorp sold loans and leases totaling $2.0 billion and $3.3 billion, respectively, compared to $1.3 billion and $2.4 billion during the three and six months ended June 30, 2025, respectively. For further information, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided a sizable source of relatively stable and low-cost funds. Average core deposits and average shareholders’ equity funded 88% and 89% of the Bancorp’s average total assets for the three and six months ended June 30, 2026, respectively, and 86% for both the three and six months ended June 30, 2025. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2026, the Board of Directors authorized $15.0 billion of debt or other securities for issuance, all of which remained available for issuance as of June 30, 2026. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. In January 2026, under the Board of Directors’ prior authorization, the Bancorp issued and sold $2.0 billion of fixed-rate/floating-rate senior notes. In June 2026, under the Board of Directors’ prior authorization, the Bancorp completed the previously announced exchange offer with respect to the $550 million of fixed-rate senior notes and the $1.0 billion of fixed-rate/floating-rate senior notes originally issued by Comerica Incorporated and assumed by Fifth Third Financial Corporation, as successor by merger, pursuant to which approximately $335 million and $938 million, respectively, of such notes were exchanged for new senior notes issued by the Bancorp and cash consideration. For further information, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

As of June 30, 2026, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $20.9 billion was available for issuance. Additionally, at June 30, 2026, the Bank had approximately $91.1 billion of borrowing capacity available through secured borrowing sources, including the FRB and the FHLB.

Current Liquidity Position
The Bancorp maintains a strong liquidity profile driven by strong core deposit funding and $141 billion in readily available liquidity at June 30, 2026. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for more information regarding the Bancorp’s deposit portfolio characteristics. The Bancorp maintains a liquidity profile focused on core deposit and stable long-term funding sources, while supplementing with a variety of secured and unsecured wholesale funding sources across the maturity spectrum, which allows for the effective management of concentration and rollover risk. The investment securities portfolio remains highly concentrated in liquid and readily marketable instruments and is a significant source of secured borrowing capacity via several monetization channels. As part of its liquidity management activities, the Bancorp maintains collateral at its secured funding providers to ensure immediate availability of funding. Additionally, the Bancorp routinely executes test trades to ensure operational readiness and market depth associated with its secured funding sources.

As of June 30, 2026, the Bancorp (parent company) had sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 27 months.

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

Credit ratings are summarized in Table 56. The ratings reflect the view of each rating agency on the capacity of the Bancorp and the Bank to meet financial commitments. As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 56: Agency Ratings
As of August 4, 2026	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A+	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Negative	Stable	Stable	Positive

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

Regulatory Capital Ratios
The Basel III Final Rule sets minimum regulatory capital ratios as well as defines the measure of well-capitalized for insured depository institutions. The following table presents these requirements as well as the actual ratios and amounts for the Bancorp and Bank as of:

TABLE 57: Regulatory Capital
	Regulatory Ratio Requirements		June 30, 2026		December 31, 2025
($ in millions)	Minimum	Well-Capitalized	Ratio	Amount	Ratio	Amount
CET1 risk-based capital:
Fifth Third Bancorp	4.50%	N/A	9.93%	$24,508	10.81%	$18,099
Fifth Third Bank, National Association	4.50	6.50	11.70	28,723	13.09	21,766
Tier 1 risk-based capital:
Fifth Third Bancorp	6.00	6.00	10.81	26,690	11.87	19,869
Fifth Third Bank, National Association	6.00	8.00	11.70	28,723	13.09	21,766
Total risk-based capital:
Fifth Third Bancorp	8.00	10.00	12.50	30,863	13.78	23,066
Fifth Third Bank, National Association	8.00	10.00	12.95	31,794	14.33	23,833
Leverage:
Fifth Third Bancorp	4.00	N/A	9.20	26,690	9.41	19,869
Fifth Third Bank, National Association	4.00	5.00	9.99	28,723	10.41	21,766
Total risk-weighted assets:
Fifth Third Bancorp				246,820		167,431
Fifth Third Bank, National Association				245,487		166,265
Quarterly average assets for leverage:(a)
Fifth Third Bancorp				290,062		211,054
Fifth Third Bank, National Association				287,493		209,015
(a)Quarterly average assets are a component of the leverage ratio and, for this purpose, do not include goodwill or any other assets that the U.S. banking agencies determine should be deducted from Tier 1 capital.

The following table presents additional capital ratios of the Bancorp as of:

TABLE 58: Additional Capital Ratios
	June 30, 2026	December 31, 2025
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	11.50%	10.11
Tangible equity as a percent of tangible assets(a)	9.04	9.28
Tangible common equity as a percent of tangible assets, excluding AOCI(a)	8.30	8.46
Tangible common equity as a percent of tangible assets, including AOCI(a)	7.29	7.14
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

On March 19, 2026, the U.S. banking agencies issued notices of proposed rulemaking to revise the U.S. regulatory capital framework to finalize the post-crisis Basel III reforms. Comments were due by June 18, 2026 with final implementation expected to include a multi-year transition. The Bancorp and the Bank would not be required to adopt the new expanded risk‑based approach under the proposed rules, although the proposed rules would permit an election to adopt the expanded risk‑based approach. However, if implemented as proposed, the rules would impact how the Bancorp and the Bank calculate capital requirements. Effective dates for the proposed rules were not included in the proposal. The Bancorp is in the process of evaluating this proposed rulemaking and assessing its potential impact.

Capital Planning
The Bancorp maintains a comprehensive process for managing capital that considers the current and forward-looking macroeconomic and regulatory environments and makes capital distributions that are consistent with FRB requirements and the stress capital buffer requirement. Under the Enhanced Prudential Standards tailoring rule, the Bancorp will transition to Category III standards during the third quarter of 2026, as its trailing four quarter average of total consolidated assets exceeded the $250 billion threshold as of June 30, 2026. The Bancorp will continue to be required to develop and maintain an annual capital plan, which must be approved by the Board of Directors, however, as a Category III institution, it will transition to annual supervisory stress testing, including the recalibration of its stress capital buffer, from the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Category IV biennial requirement. Additionally, the Bancorp was subject to the 2026 supervisory stress test conducted by the FRB and submitted the Board-approved capital plan and information contained in Schedule C - Regulatory Capital Instruments, which was inclusive of impacts related to the Comerica acquisition, as required, by the April 5, 2026 deadline.

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

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.40 and $0.37 for the three months ended June 30, 2026 and 2025, respectively, and $0.80 and $0.74 for the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes the monthly share repurchase activity for the three months ended June 30, 2026:

TABLE 59: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
April 1 - April 30, 2026	202,391	$48.48	—	93,070,648
May 1 - May 31, 2026	47,265	49.50	—	93,070,648
June 1 - June 30, 2026	37,927	55.19	—	93,070,648
Total	287,583	$49.54	—	93,070,648
(a)    Shares repurchased during the second quarter of 2026 were in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	June 30,	December 31,
($ in millions, except share data)	2026	2025
Assets
Cash and due from banks	$4,374	3,499
Other short-term investments(a)	19,350	18,876
Available-for-sale debt and other securities (amortized cost of $47,623 and $39,107)	44,466	36,159
Held-to-maturity securities (fair value of $18,258 and $11,404)	18,404	11,368
Trading debt securities	1,853	1,057
Equity securities	495	453
Loans and leases held for sale (includes $698 and $658 of mortgage loans measured at fair value)	866	733
Portfolio loans and leases(a) (includes $102 and $106 of residential mortgage loans measured at fair value)	178,528	122,651
Allowance for loan and lease losses(a)	(2,918)	(2,253)
Portfolio loans and leases, net	175,610	120,398
Bank premises and equipment (includes $18 and $9 held for sale)	3,343	2,734
Goodwill	9,990	4,947
Intangible assets	1,253	69
Servicing rights	1,607	1,598
Other assets(a)	18,569	12,485
Total Assets	$300,180	214,376
Liabilities
Deposits:
Noninterest-bearing deposits	$63,928	42,647
Interest-bearing deposits	170,213	129,172
Total deposits	234,141	171,819
Short-term borrowings	4,633	926
Accrued taxes, interest and expenses	3,022	2,083
Other liabilities(a)	6,266	4,235
Long-term debt(a)	17,636	13,589
Total Liabilities	$265,698	192,652
Equity
Common stock(b)	$2,585	2,051
Preferred stock(c)	2,182	1,770
Capital surplus	15,603	3,831
Retained earnings	25,645	25,488
Accumulated other comprehensive loss	(3,286)	(3,110)
Treasury stock(b)	(8,247)	(8,306)
Total Equity	$34,482	21,724
Total Liabilities and Equity	$300,180	214,376
(a)Includes $33 and $38 of other short-term investments, $384 and $554 of portfolio loans and leases, $(7) and $(9) of ALLL, $2 and $3 of other assets, $10 and $11 of other liabilities and $312 and $473 of long-term debt from consolidated VIEs that are included in their respective captions above at June 30, 2026 and December 31, 2025, respectively. For further information, refer to Note 10.
(b)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2026 – 906,572,635 (excludes 257,666,032 treasury shares), December 31, 2025 – 661,197,787 (excludes 262,694,794 treasury shares).
(c)500,000 shares of no par value preferred stock were authorized at both June 30, 2026 and December 31, 2025. There were 36,000 and 436,000 unissued shares of undesignated no par value preferred stock at June 30, 2026 and December 31, 2025, respectively. Each issued share of no par value preferred stock has a liquidation preference of $25,000, except for the 400,000 issued shares of no par value Series M preferred stock, each of which has a liquidation preference of $1,000. 500,000 shares of no par value Class B preferred stock were authorized at both June 30, 2026 and December 31, 2025. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both June 30, 2026 and December 31, 2025. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except share data)	2026	2025	2026	2025
Interest Income
Interest and fees on loans and leases	$2,607	1,881	4,900	3,696
Interest on securities	598	458	1,099	910
Interest on other short-term investments	167	145	345	311
Total interest income	3,372	2,484	6,344	4,917
Interest Expense
Interest on deposits	891	732	1,705	1,476
Interest on short-term borrowings	38	61	43	119
Interest on long-term debt	228	196	447	390
Total interest expense	1,157	989	2,195	1,985
Net Interest Income	2,215	1,495	4,149	2,932
Provision for credit losses	129	173	356	347
Net Interest Income After Provision for Credit Losses	2,086	1,322	3,793	2,585
Noninterest Income
Wealth and asset management revenue	256	166	489	338
Commercial payments revenue	254	152	472	305
Consumer banking revenue	161	147	307	284
Capital markets fees	154	90	287	179
Commercial banking revenue	125	79	230	160
Mortgage banking net revenue	39	56	83	113
Other noninterest income	50	44	78	58
Securities gains, net	20	16	8	7
Total noninterest income	1,059	750	1,954	1,444
Noninterest Expense
Compensation and benefits	1,129	698	2,539	1,447
Technology and communications	250	126	453	250
Net occupancy expense	154	83	295	171
Card and processing expense	66	22	144	43
Equipment expense	60	41	115	82
Marketing expense	65	43	114	71
Loan and lease expense	53	36	95	66
Other noninterest expense	332	215	749	438
Total noninterest expense	2,109	1,264	4,504	2,568
Income Before Income Taxes	1,036	808	1,243	1,461
Applicable income tax expense	235	180	277	319
Net Income	801	628	966	1,142
Dividends on preferred stock	38	37	75	73
Net Income Available to Common Shareholders	$763	591	891	1,069
Earnings per share - basic	$0.84	0.88	1.03	1.59
Earnings per share - diluted	$0.83	0.88	1.02	1.58
Average common shares outstanding - basic	911,612,858	670,787,224	868,604,806	670,919,040
Average common shares outstanding - diluted	915,959,377	674,034,313	873,353,249	675,031,656

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Net Income	$801	628	966	1,142
Other Comprehensive (Loss) Income, Net of Tax:
Net unrealized losses on available-for-sale debt securities:
Unrealized holding (losses) gains arising during period	(75)	179	(176)	660
Reclassification adjustment for net losses included in net income	13	—	14	—
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	24	22	46	47
Net unrealized losses on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during period	(90)	110	(152)	303
Reclassification adjustment for net losses included in net income	16	38	32	80
Defined benefit pension plans, net:
Net actuarial gain arising during period	64	—	64	—
Reclassification of amounts to net periodic benefit costs	(4)	—	(4)	—
Other comprehensive (loss) income, net of tax	(52)	349	(176)	1,090
Comprehensive Income	$749	977	790	2,232

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at March 31, 2025	$2,051	2,116	3,773	24,377	(3,895)	(8,019)	20,403
Net income				628			628
Other comprehensive income, net of tax					349		349
Cash dividends declared:
Common stock ($0.37 per share)				(250)			(250)
Preferred stock:
Series H ($479.80 per share)				(12)			(12)
Series I ($522.57 per share)				(9)			(9)
Series J ($485.94 per share)				(6)			(6)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			21			10	31
Balance at June 30, 2025	$2,051	2,116	3,794	24,718	(3,546)	(8,009)	21,124

Balance at March 31, 2026	$2,585	2,182	15,586	25,248	(3,234)	(8,261)	34,106
Net income				801			801
Other comprehensive loss, net of tax					(52)		(52)
Cash dividends declared:
Common stock ($0.40 per share)				(366)			(366)
Preferred stock:
Series H ($442.03 per share)				(11)			(11)
Series I ($484.80 per share)				(9)			(9)
Series J ($448.18 per share)				(5)			(5)
Series K ($309.38 per share)				(3)			(3)
Series M ($17.19 per share)				(7)			(7)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			18			14	32
Other			(1)				(1)
Balance at June 30, 2026	$2,585	2,182	15,603	25,645	(3,286)	(8,247)	34,482

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2024	$2,051	2,116	3,804	24,150	(4,636)	(7,840)	19,645
Net income				1,142			1,142
Other comprehensive income, net of tax					1,090		1,090
Cash dividends declared:
Common stock ($0.74 per share)				(501)			(501)
Preferred stock:
Series H ($956.35 per share)				(23)			(23)
Series I ($1,041.42 per share)				(19)			(19)
Series J ($968.34 per share)				(11)			(11)
Series K ($618.75 per share)				(6)			(6)
Series L ($562.50 per share)				(8)			(8)
Class B, Series A ($30.00 per share)				(6)			(6)
Shares acquired for treasury						(226)	(226)
Impact of stock transactions under stock compensation plans, net			(10)			57	47
Balance at June 30, 2025	$2,051	2,116	3,794	24,718	(3,546)	(8,009)	21,124

Balance at December 31, 2025	$2,051	1,770	3,831	25,488	(3,110)	(8,306)	21,724
Net income				966			966
Other comprehensive loss, net of tax					(176)		(176)
Cash dividends declared:
Common stock ($0.80 per share)				(734)			(734)
Preferred stock:
Series H ($877.41 per share)				(21)			(21)
Series I ($962.48 per share)				(17)			(17)
Series J ($889.63 per share)				(11)			(11)
Series K ($618.75 per share)				(6)			(6)
Series M ($34.38 per share)				(14)			(14)
Class B, Series A ($30.00 per share)				(6)			(6)
Impact of Comerica acquisition	534	412	11,744			(14)	12,676
Impact of stock transactions under stock compensation plans, net			29			73	102
Other			(1)				(1)
Balance at June 30, 2026	$2,585	2,182	15,603	25,645	(3,286)	(8,247)	34,482

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the six months ended June 30,
($ in millions)	2026	2025
Operating Activities
Net income	$966	1,142
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	356	347
Depreciation, amortization and accretion	404	273
Stock-based compensation expense	188	108
Benefit from deferred income taxes	(1)	(13)
Securities gains, net	(13)	(13)
Residential MSR fair value adjustment	74	100
Net gains on sales of loans and fair value adjustments on loans held for sale	(32)	(35)
Proceeds from sales of loans held for sale	3,190	2,239
Loans originated or purchased for sale, net of repayments	(3,421)	(2,256)
Dividends representing return on equity method investments	25	22
Net change in:
Equity and trading debt securities	(319)	(91)
Other assets	252	839
Accrued taxes, interest and expenses and other liabilities	21	(123)
Net Cash Provided by Operating Activities	1,690	2,539
Investing Activities
Proceeds from sales:
AFS securities and other investments	5,768	2,361
Loans and leases	420	173
Proceeds from repayments and maturities of AFS securities	3,732	2,063
Proceeds from repayments and maturities of HTM securities	1,012	269
Purchases:
AFS securities	(10,760)	(2,263)
HTM securities	(4,267)	(529)
Bank premises and equipment	(320)	(260)
Proceeds from settlement of BOLI	47	26
Proceeds from sales and dividends representing return of equity method investments	8	11
Net cash received from acquisitions	677	—
Net change in:
Other short-term investments	10,777	4,077
Portfolio loans and leases	(5,991)	(3,069)
Other, net	(535)	(484)
Net Cash Provided by Investing Activities	568	2,375
Financing Activities
Net change in deposits	(2,886)	(3,045)
Net change in short-term borrowings	512	8
Proceeds from short-term FHLB advances	3,500	2,500
Repayment of short-term FHLB advances	(300)	(3,600)
Proceeds from long-term debt issuances/advances	2,274	1,028
Repayment of long-term debt	(3,685)	(980)
Dividends paid on common and preferred stock	(710)	(581)
Repurchases of treasury stock and related forward contract	—	(225)
Other, net	(88)	(61)
Net Cash Used in Financing Activities	(1,383)	(4,956)
Increase (Decrease) in Cash and Due from Banks	875	(42)
Cash and Due from Banks at Beginning of Period	3,499	3,014
Cash and Due from Banks at End of Period	$4,374	2,972
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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income and changes in equity for the three and six months ended June 30, 2026 and 2025 and the cash flows for the six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2025 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the six months ended June 30:

($ in millions)	2026	2025
Cash Payments:
Interest	$2,074	2,017
Income taxes paid, net of refunds received	62	18

Transfers:
Portfolio loans and leases to loans and leases held for sale	$309	138
Loans and leases held for sale to portfolio loans and leases	2	2
Portfolio loans and leases to OREO	11	11
Bank premises and equipment to OREO	1	12

Supplemental Disclosures:
Non-cash consideration transferred for the Comerica acquisition	$12,676	—

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standard Adopted in 2026
The Bancorp adopted the following new accounting standard during the six months ended June 30, 2026:

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

Significant Accounting Standards Issued but Not Yet Adopted
The following significant accounting standards were issued but not yet adopted by the Bancorp as of June 30, 2026:

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

ASU 2026-02 – Environmental Credits and Environmental Credit Obligations (Topic 818)
In May 2026, the FASB issued ASU 2026-02, which establishes recognition, measurement, presentation, and disclosure requirements for entities that generate, purchase, or receive environmental credits or have regulatory compliance obligations that may be settled with such credits. The amended guidance clarifies when environmental credits should be recognized as assets, provides initial measurement guidance based on how the credits are obtained and establishes distinct intent-based models for compliance and noncompliance environmental credits. The amended guidance is effective for the Bancorp on January 1, 2028, with early adoption permitted, and should be applied on a retrospective basis. The Bancorp is in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

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

Loans and leases acquired by the Bancorp through a purchase or business combination are initially evaluated for classification as PCD. Acquired loans and leases (including both sales-type leases and direct financing leases) are classified as PCD when there is evidence of more than insignificant deterioration in credit quality since origination. Loans that do not meet the criteria to be classified as PCD are evaluated to determine whether they qualify as PSLs. Loans are considered PSLs if they are acquired at least 90 days after origination and the Bancorp was not involved in the origination of the loan. Loans acquired in a business combination are automatically deemed PSLs. Excluded from the scope of PSLs are credit cards, debt securities, contract assets, trade receivables and leases.

At acquisition, PCD assets and PSLs are accounted for under the gross-up approach, which includes recognizing an allowance and an offsetting entry as an addition to the fair value of the loan, resulting in an initial amortized cost basis in an amount equal to the sum of the purchase price plus the ACL. The difference, if any, between the amortized cost basis (as adjusted for expected credit losses) and the unpaid principal balance is recognized as a noncredit discount or premium and accreted or amortized into interest income over the life of the loan as an adjustment to yield.

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

The Bancorp’s lease portfolio consists of sales-type, direct financing and leveraged leases. Leases are classified as sales-type if the Bancorp transfers control of the underlying asset to the lessee. The Bancorp classifies leases that do not meet any of the criteria for a sales-type lease as a direct financing lease if the present value of the sum of the lease payments and any residual value guaranteed by the lessee and/or any other third-party equals or exceeds substantially all of the fair value of the underlying asset and the collection of the lease payments and residual value guarantee is probable. Sales-type and direct financing leases are recorded at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Interest income on sales-type and direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment.

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

Pension Plans
The Bancorp uses a third-party actuary to assist in determining the projected obligations and annual costs of its defined benefit pension plans, which are dependent on assumptions of future events. These include demographic assumptions such as retirement age, mortality, the rate of compensation increases and the form of payment election, as well as market-based assumptions such as discount rates and expected returns on plan assets. Net periodic pension cost (or benefit) includes service cost, interest cost, expected returns on plan assets, the amortization of prior service cost (or credit) and the amortization of net actuarial gains (or losses). To determine the expected investment returns on plan assets, the Bancorp estimates expected long-term rates of return for classes of investments, which are then applied to a market-related value of plan assets as of the measurement date. For fixed-income and private placement securities, the market-related value of plan assets is based on the fair value as of the measurement date. For other types of investments, the market-related value of plan assets at the measurement date is based on amortizing the difference between actual returns and expected returns over a period of up to five years. Amortization of the net gain or loss resulting from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value) is included as a component of net periodic benefit cost. If, as of the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation and the market-related value of plan assets, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan. Service cost is included in compensation and benefits expense, while the other components of net periodic pension cost (or benefit) are included in other noninterest expense in the Condensed Consolidated Statements of Income. The Bancorp recognizes the overfunded or underfunded status of each plan in other assets and accrued taxes, interest and expenses, respectively, in the Condensed Consolidated Balance Sheets.

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

The acquisition of Comerica constituted a business combination and was accounted for under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. These fair value estimates are considered preliminary as of June 30, 2026. Fair value estimates, including those for loans and leases, intangible assets, deposits, bank premises and equipment, other liabilities, certain tax-related matters and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table reflects total consideration transferred for Comerica’s net assets and the amounts of acquired identifiable assets and liabilities assumed at their preliminary estimated fair values as of the acquisition date:

($ in millions)
Purchase consideration
Fair value of common stock issued	$12,056
Fair value of preferred stock issued	412
Replacement of stock-based awards	208
Fair value of purchase consideration	$12,676

Net Identifiable Assets Acquired, at Fair Value:
Assets:
Cash and due from banks(a)	$731
Other short-term investments(a)	11,251
Available-for-sale debt and other securities	7,243
Held-to-maturity securities	3,669
Trading debt securities	170
Equity securities	141
Loans and leases held for sale	1
Portfolio loans and leases(a)	50,528
Allowance for loan and lease losses	(661)
Portfolio loans and leases, net(a)	49,867
Bank premises and equipment	526
Intangible assets	1,209
Other assets(a)	5,950
Total assets acquired	$80,758
Liabilities:
Deposits(a)	$65,193
Accrued taxes, interest and expenses(a)	884
Other liabilities(a)	1,498
Long-term debt	5,529
Total liabilities assumed	$73,104

Net identifiable assets acquired	$7,654
Goodwill	$5,022
(a)Balances have been updated from the estimates reported in the March 31, 2026 Form 10-Q.

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

Merger-Related Charges
Direct merger-related charges associated with the acquisition of Comerica were expensed as incurred by the Bancorp. These merger-related charges primarily related to employee retention and separation expenses, system conversions and other costs of integrating and conforming the acquired operations with those of the Bancorp. The table below summarizes the merger-related charges recorded in the Condensed Consolidated Statements of Income:

($ in millions)	For the three months ended June 30, 2026	For the six months ended June 30, 2026
Noninterest Expense
Compensation and benefits	$110	537
Technology and communications	43	64
Net occupancy expense	29	53
Card and processing expense	—	30
Equipment expense	5	9
Marketing expense	1	1
Other noninterest expense	5	133
Total noninterest expense	$193	827

Noninterest Income
Other noninterest income (loss)	$—	(22)
Total noninterest income	$—	(22)

Total merger-related charges	$193	849

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

The unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had Fifth Third Bancorp acquired Comerica on January 1, 2025. Furthermore, cost savings and other business synergies related to the merger are not reflected in the unaudited pro forma amounts for the three and six months ended June 30, 2026 and 2025.

	Unaudited Pro Forma Information		Unaudited Pro Forma Information
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Net interest income	$2,201	2,118	4,338	4,174
Noninterest income	1,059	1,037	2,066	1,974
Net income available to common shareholders	904	773	1,668	677

Acquired Loans and Leases
For information on the accounting for acquired loans and leases, refer to Note 3.

The following table reflects the unpaid principal balance, fair value and initial amortized cost basis of acquired loans and leases as of:

February 1, 2026 ($ in millions)	PCD	PSL	Other	Total
Fair value of acquired loans and leases	$3,183	46,279	405	49,867
Adjustments for expected credit losses(a)(b)	179	482	—	661
Initial amortized cost basis of acquired loans and leases	$3,362	46,761	405	50,528
Unpaid principal balance of acquired loans and leases(a)	3,457	46,836	406	50,699
Noncredit discount, net	$(95)	(75)	(1)	(171)
(a)The unpaid principal balance and adjustment for expected credit losses exclude net charge-offs of $111 which were taken at the time of the Comerica acquisition.
(b)The initial ALLL on other acquired loans and leases was $8 and was recorded as provision for credit losses in the Bancorp’s Condensed Consolidated Statements of Income in the first quarter of 2026.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
5. Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. The Bancorp may also utilize investment securities as part of a non-qualifying hedging strategy to manage interest rate risk related to residential MSRs.

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

June 30, 2026 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$1,906	1	(8)	1,899
Mortgage-backed securities:
Agency residential mortgage-backed securities	15,659	9	(639)	15,029
Agency commercial mortgage-backed securities	23,556	1	(2,200)	21,357
Non-agency commercial mortgage-backed securities	2,826	—	(208)	2,618
Asset-backed securities and other debt securities	2,416	2	(115)	2,303
Other securities(a)	1,260	—	—	1,260
Total available-for-sale debt and other securities	$47,623	13	(3,170)	44,466
Held-to-maturity securities:(b)
U.S. Treasury and federal agencies securities	$3,382	11	(10)	3,383
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,472	8	(95)	5,385
Agency commercial mortgage-backed securities	9,548	12	(72)	9,488
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$18,404	31	(177)	18,258
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $368, $889 and $3, respectively, at June 30, 2026, that are carried at cost.
(b)The amortized cost basis includes a discount of $685 at June 30, 2026 pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

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

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	June 30, 2026	December 31, 2025
Trading debt securities	$1,853	1,057
Equity securities	495	453

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $211 million and $139 million at June 30, 2026 and December 31, 2025, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.
The following table presents the components of net securities gains and losses recognized in the Condensed Consolidated Statements of Income:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Available-for-sale debt and other securities:
Realized gains	$4	1	10	6
Realized losses	(14)	(1)	(21)	(6)
Impairment losses	(7)	—	(7)	—
Net losses on available-for-sale debt and other securities	$(17)	—	(18)	—
Equity securities:
Net realized gains (losses)	3	(5)	4	(5)
Net unrealized gains	34	21	22	12
Net equity securities gains	$37	16	26	7
Total gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$20	16	8	7
(a)Excludes $2 and $5 of net securities gains for the three and six months ended June 30, 2026, respectively, and $2 and $6 of net securities gains for the three and six months ended June 30, 2025, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These gains and losses are included in commercial banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

At both June 30, 2026 and December 31, 2025, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during both the three and six months ended June 30, 2026 and 2025.

The Bancorp recognized $7 million of impairment losses on its available-for-sale debt and other securities for both the three and six months ended June 30, 2026. The Bancorp recognized an immaterial amount of impairment losses on its available-for-sale debt and other securities for both the three and six months ended June 30, 2025. These losses were included in securities gains, net, in the Condensed Consolidated Statements of Income and related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

At June 30, 2026 and December 31, 2025, investment securities with a fair value of $30.1 billion and $28.6 billion, respectively, were pledged to secure borrowing capacity, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of June 30, 2026 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$1,560	1,545	235	236
Due after 1 year through 5 years	19,778	19,007	7,381	7,351
Due after 5 years through 10 years	19,476	17,934	10,621	10,502
Due after 10 years	5,549	4,720	167	169
Other securities	1,260	1,260	—	—
Total	$47,623	44,466	18,404	18,258
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

	Less than 12 months		12 months or more		Total
June 30, 2026 ($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies securities	$1,442	(8)	—	—	1,442	(8)
Agency residential mortgage-backed securities	8,675	(78)	4,382	(561)	13,057	(639)
Agency commercial mortgage-backed securities	2,934	(38)	17,769	(2,162)	20,703	(2,200)
Non-agency commercial mortgage-backed securities	86	(1)	2,466	(207)	2,552	(208)
Asset-backed securities and other debt securities	395	(7)	1,438	(108)	1,833	(115)
Total	$13,532	(132)	26,055	(3,038)	39,587	(3,170)
December 31, 2025
U.S. Treasury and federal agencies securities	$1,225	—	—	—	1,225	—
Agency residential mortgage-backed securities	1,454	(7)	4,615	(526)	6,069	(533)
Agency commercial mortgage-backed securities	149	(1)	19,826	(2,123)	19,975	(2,124)
Non-agency commercial mortgage-backed securities	1	—	2,695	(200)	2,696	(200)
Asset-backed securities and other debt securities	135	(1)	1,893	(115)	2,028	(116)
Total	$2,964	(9)	29,029	(2,964)	31,993	(2,973)

At both June 30, 2026 and December 31, 2025, $24 million of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	June 30, 2026	December 31, 2025
Loans and leases held for sale:
Commercial and industrial loans	$72	46
Commercial mortgage loans	32	29
Commercial construction loans	66	—
Commercial leases	1	—
Residential mortgage loans	695	658
Total loans and leases held for sale	$866	733
Portfolio loans and leases:
Commercial and industrial loans	$85,736	52,749
Commercial mortgage loans	27,196	12,228
Commercial construction loans	8,459	5,316
Commercial leases	3,489	3,269
Total commercial loans and leases	$124,880	73,562
Residential mortgage loans	$19,713	17,652
Home equity	6,929	4,846
Indirect secured consumer loans	18,186	17,964
Credit card	1,683	1,747
Solar energy installation loans	4,314	4,560
Other consumer loans	2,823	2,320
Total consumer loans	$53,648	49,089
Total portfolio loans and leases	$178,528	122,651

Portfolio loans and leases are recorded net of unearned income, which totaled $391 million and $384 million as of June 30, 2026 and December 31, 2025, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $771 million and $534 million at June 30, 2026 and December 31, 2025, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs associated with loans and valuation adjustments associated with loans measured at fair value. These items totaled a net discount of $311 million and $216 million as of June 30, 2026 and December 31, 2025, respectively, of which $803 million and $872 million of net discount was related to solar energy installation loans, respectively.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $16.2 billion and $14.9 billion as of June 30, 2026 and December 31, 2025, respectively, pledged to the FHLB, and loans of $84.1 billion and $60.1 billion as of June 30, 2026 and December 31, 2025, respectively, pledged to the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of net charge-offs (recoveries):

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Commercial and industrial loans	$65	69	134	121
Commercial mortgage loans	—	3	—	14
Commercial construction loans	(1)	—	(1)	—
Commercial leases	—	(1)	—	1
Residential mortgage loans	—	(1)	—	(1)
Home equity	—	—	—	1
Indirect secured consumer loans	18	16	42	38
Credit card	15	15	29	32
Solar energy installation loans	25	20	47	38
Other consumer loans	13	18	28	32
Total net charge-offs(a)	$135	139	279	276
(a)Excludes net charge-offs of $111 which were taken at the time of the Comerica acquisition.

The following table presents the income recognized related to leases where the Bancorp is the lessor:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
		2026	2025	2026	2025
Direct financing leases	Interest and fees on loans and leases	$6	10	14	19
Sales-type leases	Interest and fees on loans and leases	33	27	64	53
Operating leases	Commercial banking revenue	23	20	44	41

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

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended June 30, 2026 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,820	108	994	2,922
Losses charged-off(a)	(73)	(1)	(107)	(181)
Recoveries of losses previously charged-off(a)	9	1	36	46
Provision for (benefit from) loan and lease losses	32	(5)	104	131
Allowance on PCD loans and leases at acquisition	—	(1)	—	(1)
Allowance on PSLs at acquisition	—	1	—	1
Balance, end of period	$1,788	103	1,027	2,918
(a)The Bancorp recorded $3 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

For the six months ended June 30, 2026 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,186	109	958	2,253
Losses charged off(a)(b)	(151)	(1)	(216)	(368)
Recoveries of losses previously charged off(a)(b)	18	1	70	89
Provision for (benefit from) loan and lease losses	92	(12)	203	283
Allowance on PCD loans and leases at acquisition	177	1	1	179
Allowance on PSLs at acquisition	466	5	11	482
Balance, end of period	$1,788	103	1,027	2,918
(a)The Bancorp recorded $7 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.
(b)Excludes net charge-offs of $111 million which were taken at the time of the Comerica acquisition.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of the ALLL and related loans and leases, classified by portfolio segment:

As of June 30, 2026 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$150	—	13	163
Collectively evaluated	1,638	103	1,014	2,755
Total ALLL	$1,788	103	1,027	2,918
Portfolio loans and leases:(b)
Individually evaluated	$522	153	106	781
Collectively evaluated	124,358	19,458	33,829	177,645
Total portfolio loans and leases	$124,880	19,611	33,935	178,426
(a)Includes $2 related to commercial leveraged leases at June 30, 2026.
(b)Excludes $102 of residential mortgage loans measured at fair value and includes $239 of commercial leveraged leases, net of unearned income, at June 30, 2026.

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

As of June 30, 2026 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2026	2025	2024	2023	2022	Prior		Total
Commercial and industrial loans:
Pass	$4,100	6,120	3,777	1,611	2,167	1,940	61,322	81,037
Special mention	85	149	88	53	107	27	1,401	1,910
Substandard	29	98	252	155	94	155	1,899	2,682
Doubtful	—	—	—	—	—	—	107	107
Total commercial and industrial loans	$4,214	6,367	4,117	1,819	2,368	2,122	64,729	85,736
Commercial mortgage owner-occupied loans:
Pass	$1,193	1,682	1,052	954	1,298	1,852	3,365	11,396
Special mention	14	26	16	29	40	55	96	276
Substandard	26	159	51	41	69	75	128	549
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,233	1,867	1,119	1,024	1,407	1,982	3,589	12,221
Commercial mortgage nonowner-occupied loans:
Pass	$622	1,464	891	806	1,047	1,416	7,373	13,619
Special mention	4	—	26	1	69	23	493	616
Substandard	25	19	52	12	51	24	557	740
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$651	1,483	969	819	1,167	1,463	8,423	14,975
Commercial construction loans:
Pass	$14	60	—	—	—	10	7,412	7,496
Special mention	—	—	—	—	—	—	532	532
Substandard	—	—	—	—	—	—	431	431
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$14	60	—	—	—	10	8,375	8,459
Commercial leases:
Pass	$621	1,077	766	240	159	554	—	3,417
Special mention	—	7	13	—	—	—	—	20
Substandard	3	6	16	17	4	6	—	52
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$624	1,090	795	257	163	560	—	3,489
Total commercial loans and leases:
Pass	$6,550	10,403	6,486	3,611	4,671	5,772	79,472	116,965
Special mention	103	182	143	83	216	105	2,522	3,354
Substandard	83	282	371	225	218	260	3,015	4,454
Doubtful	—	—	—	—	—	—	107	107
Total commercial loans and leases	$6,736	10,867	7,000	3,919	5,105	6,137	85,116	124,880

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2025 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial loans:
Pass	$3,359	2,040	861	1,829	832	553	40,015	49,489
Special mention	23	51	10	7	13	10	839	953
Substandard	57	89	92	138	42	28	1,743	2,189
Doubtful	—	1	—	—	6	—	111	118
Total commercial and industrial loans	$3,439	2,181	963	1,974	893	591	42,708	52,749
Commercial mortgage owner-occupied loans:
Pass	$1,136	615	572	648	537	406	1,712	5,626
Special mention	24	4	28	16	14	3	72	161
Substandard	69	44	38	33	27	12	132	355
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,229	663	638	697	578	421	1,916	6,142
Commercial mortgage nonowner-occupied loans:
Pass	$824	542	486	638	109	419	2,628	5,646
Special mention	1	—	—	19	—	—	111	131
Substandard	20	63	16	42	—	24	144	309
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$845	605	502	699	109	443	2,883	6,086
Commercial construction loans:
Pass	$44	—	—	—	27	—	4,404	4,475
Special mention	—	—	—	—	—	—	548	548
Substandard	—	—	—	—	—	—	293	293
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$44	—	—	—	27	—	5,245	5,316
Commercial leases:
Pass	$1,255	858	266	198	173	472	—	3,222
Special mention	2	6	—	—	1	—	—	9
Substandard	1	15	11	3	5	3	—	38
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$1,258	879	277	201	179	475	—	3,269
Total commercial loans and leases:
Pass	$6,618	4,055	2,185	3,313	1,678	1,850	48,759	68,458
Special mention	50	61	38	42	28	13	1,570	1,802
Substandard	147	211	157	216	74	67	2,312	3,184
Doubtful	—	1	—	—	6	—	111	118
Total commercial loans and leases	$6,815	4,328	2,380	3,571	1,786	1,930	52,752	73,562

The following tables summarize the Bancorp’s gross charge-offs within the commercial portfolio segment, by class and vintage:

For the six months ended June 30, 2026 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2026	2025	2024	2023	2022	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$2	2	2	1	—	6	138	151
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—	—	—
Total commercial loans and leases	$2	2	2	1	—	6	138	151

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For the six months ended June 30, 2025 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2025	2024	2023	2022	2021	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$—	8	22	5	3	1	98	137
Commercial mortgage owner-occupied loans	—	—	—	—	3	11	1	15
Commercial leases	—	—	1	1	—	2	—	4
Total commercial loans and leases	$—	8	23	6	6	14	99	156

Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of June 30, 2026 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$85,474	176	86	262	85,736	4
Commercial mortgage owner-occupied loans	12,171	31	19	50	12,221	—
Commercial mortgage nonowner-occupied loans	14,841	130	4	134	14,975	1
Commercial construction loans	8,413	—	46	46	8,459	—
Commercial leases	3,483	6	—	6	3,489	—
Total portfolio commercial loans and leases	$124,382	343	155	498	124,880	5
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2025 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$52,481	173	95	268	52,749	2
Commercial mortgage owner-occupied loans	6,127	3	12	15	6,142	—
Commercial mortgage nonowner-occupied loans	6,083	1	2	3	6,086	—
Commercial construction loans	5,315	—	1	1	5,316	1
Commercial leases	3,258	11	—	11	3,269	—
Total portfolio commercial loans and leases	$73,264	188	110	298	73,562	3
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

The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both delinquency and performing versus nonperforming status:

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2026 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2026	2025	2024	2023	2022	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$1,159	2,167	1,998	1,042	2,758	10,259	—	—	19,383
30-89 days past due	1	2	10	2	5	27	—	—	47
90 days or more past due	—	1	3	—	1	5	—	—	10
Nonperforming	—	1	8	7	16	139	—	—	171
Total residential mortgage loans(b)	$1,160	2,171	2,019	1,051	2,780	10,430	—	—	19,611
Home equity:
Performing:
Current	$96	176	120	42	25	61	6,073	173	6,766
30-89 days past due	—	—	—	—	—	1	29	2	32
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	—	1	—	9	111	10	131
Total home equity	$96	176	120	43	25	71	6,213	185	6,929
Indirect secured consumer loans:
Performing:
Current	$4,023	6,347	3,474	1,503	1,586	1,083	—	—	18,016
30-89 days past due	5	23	23	20	23	14	—	—	108
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	1	7	11	13	17	13	—	—	62
Total indirect secured consumer loans	$4,029	6,377	3,508	1,536	1,626	1,110	—	—	18,186
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,623	—	1,623
30-89 days past due	—	—	—	—	—	—	15	—	15
90 days or more past due	—	—	—	—	—	—	16	—	16
Nonperforming	—	—	—	—	—	—	29	—	29
Total credit card	$—	—	—	—	—	—	1,683	—	1,683
Solar energy installation loans:
Performing:
Current	$67	700	666	1,824	983	27	—	—	4,267
30-89 days past due	—	2	5	11	6	—	—	—	24
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	3	4	2	8	6	—	—	—	23
Total solar energy installation loans	$70	706	673	1,843	995	27	—	—	4,314
Other consumer loans:
Performing:
Current	$295	278	152	252	374	418	1,017	18	2,804
30-89 days past due	—	2	1	2	4	3	1	—	13
90 days or more past due	—	—	—	—	—	1	—	—	1
Nonperforming	—	1	—	1	2	1	—	—	5
Total other consumer loans	$295	281	153	255	380	423	1,018	18	2,823
Total residential mortgage and consumer loans:
Performing:
Current	$5,640	9,668	6,410	4,663	5,726	11,848	8,713	191	52,859
30-89 days past due	6	29	39	35	38	45	45	2	239
90 days or more past due	—	1	3	—	1	6	16	—	27
Nonperforming	4	13	21	30	41	162	140	10	421
Total residential mortgage and consumer loans(b)	$5,650	9,711	6,473	4,728	5,806	12,061	8,914	203	53,546
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2026, $70 of these loans were 30-89 days past due and $266 were 90 days or more past due. The Bancorp recognized losses of an immaterial amount during both the three and six months ended June 30, 2026 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $102 of residential mortgage loans measured at fair value at June 30, 2026, including $1 of 30-89 days past due loans, $1 of 90 days or more past due loans and $5 of nonperforming loans.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables summarize the Bancorp’s gross charge-offs within the residential mortgage and consumer portfolio segments, by class and vintage:

For the six months ended June 30, 2026 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2026	2025	2024	2023	2022	Prior			Total
Residential mortgage loans	$—	—	—	—	—	1	—	—	1
Consumer loans:
Home equity	—	—	—	—	—	—	3	—	3
Indirect secured consumer loans	—	16	16	16	20	8	—	—	76
Credit card	—	—	—	—	—	—	39	—	39
Solar energy installation loans	—	5	9	26	15	—	—	—	55
Other consumer loans	—	3	2	5	9	6	17	1	43
Total residential mortgage and consumer loans	$—	24	27	47	44	15	59	1	217

For the six months ended June 30, 2025 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2025	2024	2023	2022	2021	Prior			Total
Residential mortgage loans	$—	—	—	—	—	1	—	—	1
Consumer loans:
Home equity	—	—	—	—	—	—	3	—	3
Indirect secured consumer loans	—	13	20	22	8	6	—	—	69
Credit card	—	—	—	—	—	—	42	—	42
Solar energy installation loans	—	6	25	13	—	—	—	—	44
Other consumer loans	—	2	8	13	4	7	16	1	51
Total residential mortgage and consumer loans	$—	21	53	48	12	14	61	1	210

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	June 30, 2026	December 31, 2025
Commercial loans and leases:
Commercial and industrial loans	$380	322
Commercial mortgage owner-occupied loans	66	19
Commercial mortgage nonowner-occupied loans	10	5
Commercial construction loans	62	—
Commercial leases	4	—
Total commercial loans and leases	$522	346
Residential mortgage loans	153	143
Consumer loans:
Home equity	71	70
Indirect secured consumer loans	35	35
Total consumer loans	$106	105
Total portfolio loans and leases	$781	594

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	June 30, 2026			December 31, 2025
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$377	78	455	350	43	393
Commercial mortgage owner-occupied loans	50	33	83	16	13	29
Commercial mortgage nonowner-occupied loans	10	1	11	5	—	5
Commercial construction loans	—	62	62	—	—	—
Commercial leases	4	—	4	—	—	—
Total nonaccrual portfolio commercial loans and leases	$441	174	615	371	56	427
Residential mortgage loans	96	80	176	69	80	149
Consumer loans:
Home equity	80	51	131	23	48	71
Indirect secured consumer loans	53	9	62	52	9	61
Credit card	29	—	29	29	—	29
Solar energy installation loans	23	—	23	22	—	22
Other consumer loans	5	—	5	8	—	8
Total nonaccrual portfolio consumer loans	$190	60	250	134	57	191
Total nonaccrual portfolio loans and leases(a)(b)	$727	314	1,041	574	193	767
OREO and other repossessed property	—	34	34	—	30	30
Total nonperforming portfolio assets(a)(b)	$727	348	1,075	574	223	797
(a)Excludes $167 and $70 of nonaccrual loans held for sale as of June 30, 2026 and December 31, 2025, respectively.
(b)Includes $35 and $21 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of June 30, 2026 and December 31, 2025, respectively.

The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the three and six months ended June 30, 2026 and 2025.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $189 million and $110 million as of June 30, 2026 and December 31, 2025, respectively.

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

Portfolio loans with an amortized cost basis of $737 million and $377 million as of June 30, 2026 and 2025, respectively, were modified during the three months ended June 30, 2026 and 2025, respectively, and $1.1 billion and $526 million were modified during the six months ended June 30, 2026 and 2025, respectively, for borrowers experiencing financial difficulty, as further discussed in the following sections. These modifications for the three months ended June 30, 2026 and 2025 represented 0.41% and 0.31%, respectively, of total portfolio loans and leases as of June 30, 2026 and 2025, respectively, and 0.59% and 0.43% for the six months ended June 30, 2026 and 2025, respectively. These amounts excluded $22 million and $19 million for the three months ended June 30, 2026 and 2025, respectively, and $38 million and $31 million for the six months ended June 30, 2026 and 2025, respectively, of consumer and residential mortgage loans which have been granted a concession under provisions of the Federal Bankruptcy Act and are monitored separately from loans modified under the Bancorp’s

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
loan modification programs. As of June 30, 2026 and December 31, 2025, the Bancorp had commitments of $321 million and $69 million, respectively, to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the twelve months ended June 30, 2026 and December 31, 2025, respectively.

Commercial portfolio segment
Commercial loan modifications are individually negotiated and may vary depending on the borrower’s financial situation, but the Bancorp most commonly utilizes term extensions for periods of three to twelve months. The Bancorp may also consider offering commercial borrowers interest rate reductions or payment delays, which may be combined with a term extension.

The following tables present the amortized cost basis as of June 30, 2026 and 2025 of the Bancorp’s commercial portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended June 30, 2026 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$511	13	—	1	525	0.61
Commercial mortgage owner-occupied loans	77	—	2	—	79	0.65
Commercial mortgage nonowner-occupied loans	83	—	—	—	83	0.55
Commercial construction loans	33	—	—	—	33	0.39
Total commercial portfolio loans	$704	13	2	1	720	0.59

For the three months ended June 30, 2025 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$80	—	163	—	243	0.46
Commercial mortgage owner-occupied loans	48	—	1	—	49	0.83
Commercial mortgage nonowner-occupied loans	—	—	—	—	—	—
Commercial construction loans	41	—	—	—	41	0.74
Total commercial portfolio loans	$169	—	164	—	333	0.47

For the six months ended June 30, 2026 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$734	21	—	20	775	0.90
Commercial mortgage owner-occupied loans	80	—	2	—	82	0.67
Commercial mortgage nonowner-occupied loans	85	—	—	—	85	0.57
Commercial construction loans	67	—	—	—	67	0.79
Total commercial portfolio loans	$966	21	2	20	1,009	0.83

For the six months ended June 30, 2025 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$116	4	163	—	283	0.53
Commercial mortgage owner-occupied loans	53	23	1	—	77	1.31
Commercial mortgage nonowner-occupied loans	2	—	—	—	2	0.03
Commercial construction loans	50	—	43	—	93	1.68
Total commercial portfolio loans	$221	27	207	—	455	0.64

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Financial effects of loan modifications
The following tables present the financial effects of the Bancorp’s significant types of commercial portfolio loan modifications to borrowers experiencing financial difficulty, by portfolio class:

For the three months ended June 30,
	Financial Effects	2026	2025
Commercial and industrial loans	Weighted-average length of term extensions	9 months	20 months
	Weighted-average length of payment delay	6 months	9 months
Commercial mortgage owner-occupied loans	Weighted-average length of term extensions	5 months	6 months
	Weighted-average length of payment delay	1 month	6 months
Commercial mortgage nonowner-occupied loans	Weighted-average length of term extensions	9 months	N/A
Commercial construction loans	Weighted-average length of term extensions	3 months	12 months

For the six months ended June 30,
	Financial Effects	2026	2025
Commercial and industrial loans	Weighted-average length of term extensions	9 months	16 months
	Weighted-average length of payment delay	5 months	9 months
Commercial mortgage owner-occupied loans	Weighted-average length of term extensions	5 months	7 months
	Weighted-average length of payment delay	1 month	10 months
Commercial mortgage nonowner-occupied loans	Weighted-average length of term extensions	9 months	6 months
Commercial construction loans	Weighted-average length of term extensions	6 months	12 months
	Weighted-average length of payment delay	N/A	7 months

Credit quality of modified loans
The Bancorp closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following tables present the amortized cost basis as of June 30, 2026 and 2025 for the Bancorp’s commercial portfolio loans that were modified during the twelve months ended June 30, 2026 and 2025, respectively, for borrowers experiencing financial difficulty, by age and portfolio class:

June 30, 2026 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial and industrial loans	$801	24	9	834
Commercial mortgage owner-occupied loans	84	—	—	84
Commercial mortgage nonowner-occupied loans	167	2	—	169
Commercial construction loans	97	—	—	97
Total commercial portfolio loans	$1,149	26	9	1,184

June 30, 2025 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial and industrial loans	$321	3	62	386
Commercial mortgage owner-occupied loans	100	—	23	123
Commercial mortgage nonowner-occupied loans	51	—	—	51
Commercial construction loans	118	—	—	118
Total commercial portfolio loans	$590	3	85	678

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The Bancorp considers modifications to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms as subsequently defaulted. The following tables present the amortized cost basis of commercial portfolio loans as of June 30, 2026 and 2025 of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the three months ended June 30, 2026 and 2025, respectively, and were within twelve months of the modification date:

June 30, 2026 ($ in millions)	Term Extension	Payment Delay	Term Extension and Payment Delay	Other	Total
Commercial and industrial loans	$28	—	8	19	55
Commercial mortgage owner-occupied loans	—	—	—	—	—
Commercial construction loans	—	—	31	—	31
Total commercial portfolio loans	$28	—	39	19	86

June 30, 2025 ($ in millions)	Term Extension	Payment Delay	Term Extension and Payment Delay	Other	Total
Commercial and industrial loans	$1	43	—	—	44
Commercial mortgage owner-occupied loans	—	—	—	—	—
Commercial construction loans	—	—	—	—	—
Total commercial portfolio loans	$1	43	—	—	44

The following tables present the amortized cost basis as of June 30, 2026 and 2025 of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the six months ended June 30, 2026 and 2025, respectively, and were within twelve months of the modification date:

June 30, 2026 ($ in millions)	Term Extension	Payment Delay	Term Extension and Payment Delay	Other	Total
Commercial and industrial loans	$50	—	8	19	77
Commercial mortgage owner-occupied loans	—	—	—	—	—
Commercial construction loans	—	—	31	—	31
Total commercial portfolio loans	$50	—	39	19	108

June 30, 2025 ($ in millions)	Term Extension	Payment Delay	Term Extension and Payment Delay	Other	Total
Commercial and industrial loans	$1	52	3	—	56
Commercial mortgage owner-occupied loans	—	—	23	—	23
Commercial construction loans	—	—	—	—	—
Total commercial portfolio loans	$1	52	26	—	79

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost basis as of June 30, 2026 and 2025 of the Bancorp’s residential mortgage portfolio loans that were modified for borrowers experiencing financial difficulty, by type of modification:

	June 30, 2026		June 30, 2025
For the three months ended ($ in millions)	Total	% of Total Class	Total	% of Total Class
Payment delay	$2	0.01	$—	—
Term extension and payment delay	5	0.03	22	0.12
Term extension, interest rate reduction and payment delay	—	—	12	0.07
Total residential mortgage portfolio loans	$7	0.04	$34	0.19

	June 30, 2026		June 30, 2025
For the six months ended ($ in millions)	Total	% of Total Class	Total	% of Total Class
Payment delay	$2	—	$—	—
Term extension and payment delay	14	0.07	38	0.21
Term extension, interest rate reduction and payment delay	7	0.04	13	0.07
Total residential mortgage portfolio loans	$23	0.12	$51	0.29

The Bancorp had $69 million and $3 million of trial modifications to residential mortgage loans outstanding as of June 30, 2026 and 2025, respectively, which are excluded from the completed modification activity in the table above. These trial modifications will be reported as completed modifications once the borrower satisfies the applicable contingencies in the modification agreement and the loan is contractually modified to make the modified terms permanent.

Consumer portfolio segment
The Bancorp’s modification programs for consumer loans vary based on type of loan. Refer to Note 6 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the Bancorp’s consumer loan modification programs.

The following tables present the amortized cost basis as of June 30, 2026 and 2025 of the Bancorp’s consumer portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended June 30, 2026 ($ in millions)	Interest Rate Reduction	Payment Delay	Other	Total	% of Total Class
Home equity	$1	—	2	3	0.04
Credit card	6	—	—	6	0.36
Solar energy installation loans	—	—	—	—	—
Other consumer loans	—	1	—	1	0.04
Total consumer portfolio loans	$7	1	2	10	0.03

For the three months ended June 30, 2025 ($ in millions)	Interest Rate Reduction	Payment Delay	Other	Total	% of Total Class
Home equity	$—	—	3	3	0.07
Credit card	5	—	—	5	0.29
Solar energy installation loans	—	1	—	1	0.02
Other consumer loans	—	1	—	1	0.04
Total consumer portfolio loans	$5	2	3	10	0.03

For the six months ended June 30, 2026 ($ in millions)	Interest Rate Reduction	Payment Delay	Other	Total	% of Total Class
Home equity	$2	—	6	8	0.12
Credit card	11	—	—	11	0.65
Solar energy installation loans	—	1	—	1	0.02
Other consumer loans	—	1	—	1	0.04
Total consumer portfolio loans	$13	2	6	21	0.06

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For the six months ended June 30, 2025 ($ in millions)	Interest Rate Reduction	Payment Delay	Other	Total	% of Total Class
Home equity	$1	—	6	7	0.16
Credit card	10	—	—	10	0.59
Solar energy installation loans	—	1	—	1	0.02
Other consumer loans	—	2	—	2	0.08
Total consumer portfolio loans	$11	3	6	20	0.07

8. Goodwill
Business combinations entered into by the Bancorp typically result in the recognition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions within each applicable measurement period.

On February 1, 2026, the Bancorp completed its acquisition of Comerica Incorporated. In connection with the acquisition, the Bancorp recorded $5.0 billion of goodwill. The fair value estimates of assets acquired and liabilities assumed are considered preliminary as of June 30, 2026 and are subject to change for up to one year after the acquisition date as additional information becomes available. Due to the timing of the acquisition, the Bancorp is in the process of completing its analysis of the allocation of the goodwill across its three reporting units, therefore goodwill is presented as part of General Corporate and Other as of June 30, 2026. Additionally, on May 1, 2026, the Bancorp completed its acquisition of a DUS business line and recorded $21 million of goodwill.

Changes in the net carrying amount of goodwill, by reporting unit, for the six months ended June 30, 2026 and the year ended December 31, 2025 were as follows:

($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$3,074	2,584	225	—	5,883
Accumulated impairment losses	(750)	(215)	—	—	(965)
Net carrying value as of December 31, 2024	2,324	2,369	225	—	4,918
Acquisition activity	29	—	—	—	29
Reallocation of goodwill	(73)	73	—	—	—
Net carrying value as of December 31, 2025	2,280	2,442	225	—	4,947
Acquisition activity	21	—	—	5,022	5,043
Net carrying value as of June 30, 2026	$2,301	2,442	225	5,022	9,990

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
9. Intangible Assets
Intangible assets consist of both definite and indefinite-lived intangible assets. Definite-lived intangible assets consist of core deposit intangibles, developed technology and other intangible assets. Definite-lived intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives and the amortization expense is typically recorded in other noninterest expense in the Condensed Consolidated Statements of Income. Indefinite-lived intangible assets consist of an intangible asset associated with the acquisition of a DUS business line that is included in other intangible assets. Indefinite-lived intangible assets are not amortized but rather tested for impairment annually. The Bancorp also reviews definite and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

On February 1, 2026, the Bancorp completed its acquisition of Comerica Incorporated. In connection with the acquisition, the Bancorp recorded a $1.2 billion core deposit intangible asset with a weighted-average amortization period of 10 years. Additionally, on May 1, 2026, the Bancorp completed its acquisition of a DUS business line and recorded an $83 million indefinite-lived intangible asset, included in other intangible assets. The fair values of this core deposit intangible and the intangible asset associated with the acquired DUS business line are subject to change as additional information becomes available.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 30, 2026
Core deposit intangibles	$1,415	(300)	1,115
Developed technology	114	(77)	37
Other	124	(23)	101
Total intangible assets	$1,653	(400)	1,253
As of December 31, 2025
Core deposit intangibles	$206	(203)	3
Developed technology	114	(67)	47
Other	41	(22)	19
Total intangible assets	$361	(292)	69

Amortization expense recognized on definite-lived intangible assets was $63 million and $7 million for the three months ended June 30, 2026 and 2025, respectively, and $108 million and $15 million for the six months ended June 30, 2026 and 2025, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of June 30, 2026. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2026 through 2031 is as follows:

($ in millions)	Total
Remainder of 2026	$126
2027	222
2028	194
2029	167
2030	137
2031	113

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to an automobile loan securitization and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities recorded on the Condensed Consolidated Balance Sheets for these consolidated VIEs as of:

($ in millions)	June 30, 2026	December 31, 2025
Assets:
Other short-term investments	$33	38
Indirect secured consumer loans	358	526
Solar energy installation loans	26	28
ALLL	(7)	(9)
Other assets	2	3
Total assets	$412	586
Liabilities:
Other liabilities	$10	11
Long-term debt	312	473
Total liabilities	$322	484

Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

June 30, 2026 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$3,145	1,117	3,193
Private equity investments	377	—	731
Loans provided to VIEs	4,649	—	7,604
Lease pool entities	15	—	15
Solar loan securitizations	6	—	6

December 31, 2025 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,293	714	2,345
Private equity investments	330	—	640
Loans provided to VIEs	4,340	—	7,738
Lease pool entities	20	—	20
Solar loan securitizations	7	—	7

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
At June 30, 2026 and December 31, 2025, the Bancorp’s CDC investments included $2.9 billion and $2.1 billion, respectively, of tax credit program investments for which the Bancorp elected the proportional amortization method. The unfunded commitments related to these investments were $1.1 billion and $714 million at June 30, 2026 and December 31, 2025, respectively. The unfunded commitments as of June 30, 2026 are expected to be funded from 2026 to 2044.

The following table summarizes the impacts to the Condensed Consolidated Statements of Income related to the Bancorp’s tax credit program investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2026	2025	2026	2025
Proportional amortization	Applicable income tax expense	$95	59	114	106
Tax credits and other benefits(b)(c)	Applicable income tax expense	(114)	(72)	(137)	(128)
Changes in carrying amounts of equity method investments(c)	Other noninterest expense	2	2	4	4
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and six months ended June 30, 2026 and 2025.
(b)The related cash flows are classified as operating activities in the Condensed Consolidated Statements of Cash Flows primarily in net change in other assets.
(c)Includes amounts for tax credit program investments which were accounted for under the equity method as they did not meet the qualification criteria for the proportional amortization method.

Private equity investments
The Bancorp invests as a limited partner in private equity investment funds which provide the Bancorp an opportunity to obtain higher rates of return on invested capital, while also providing strategic opportunities in certain cases. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $20 million and $14 million during the three months ended June 30, 2026 and 2025, respectively, and $33 million and $31 million during the six months ended June 30, 2026 and 2025, respectively.

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

Residential Mortgage Loan Sales
The Bancorp sold residential mortgage loans during the three and six months ended June 30, 2026 and 2025. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s residential mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Residential mortgage loan sales(a)	$1,632	1,171	2,913	2,174

Origination fees and gains on residential mortgage loan sales	21	19	44	34
Gross residential mortgage servicing fees	71	73	141	147
(a)Represents the unpaid principal balance at the time of the sale.

Residential Mortgage Servicing Rights
The Bancorp measures all of its residential mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income. The following table presents changes in the residential mortgage servicing rights for the six months ended June 30:

($ in millions)	2026	2025
Balance, beginning of period	$1,598	1,704
Servicing rights originated	58	25
Changes in fair value:
Due to changes in inputs or assumptions(a)	6	(25)
Other changes in fair value(b)	(80)	(75)
Balance, end of period	$1,582	1,629
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the value of the residential MSR portfolio which may include the use of investment securities or derivative instruments. Refer to Note 12 for additional information on derivative instruments used for this purpose.

The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended June 30, 2026 and 2025 were as follows:

	June 30, 2026			June 30, 2025
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate residential mortgage loans	8.3	9.0%	549	6.0	12.1%	496

At June 30, 2026 and December 31, 2025, the Bancorp serviced $85.9 billion and $87.8 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the residential mortgage portfolio was 3.91% and 3.86% at June 30, 2026 and December 31, 2025, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
At June 30, 2026, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)			Prepayment Speed Assumption				OAS Assumption
	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,579	7.7	6.8%	$(38)	(73)	(170)	376	$(27)	(54)
Adjustable-rate	3	4.1	21.1	—	(1)	(2)	702	—	(1)
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

Commercial Mortgage Loan Sales and Servicing Rights
During both the three and six months ended June 30, 2026, the Bancorp sold $3 million of commercial mortgage loans with servicing retained and recognized $1 million of gross commercial mortgage servicing fee income, which is included in commercial banking revenue in the Condensed Consolidated Statements of Income. In addition to the servicing responsibilities obtained in those sales, the Bancorp also provided certain standard representations and warranties as well as a loss share guarantee equal to one-third of the balance of the servicing portfolio. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The liability for the Bancorp’s loss share guarantee obligation is reported in other liabilities on the Condensed Consolidated Balance Sheets. Refer to Note 15 for further information on the loss share guarantee.

The Bancorp measures its commercial mortgage servicing rights using the amortization method. Under this method, the commercial mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The Bancorp's commercial mortgage servicing rights are amortized in proportion to, and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows, which is reported as a component of commercial banking revenue in the Condensed Consolidated Statements of Income. At June 30, 2026, the carrying amount of commercial mortgage servicing rights was $25 million.

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

As of June 30, 2026 and December 31, 2025, the balance of collateral held by the Bancorp for derivative assets was $1.6 billion and $576 million, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $412 million and $270 million as of June 30, 2026 and December 31, 2025, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of June 30, 2026 and December 31, 2025, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $5 million and $6 million, respectively.

As of June 30, 2026 and December 31, 2025, the balance of collateral posted by the Bancorp, as either initial margin or due to changes in fair value of the related derivative contracts, was $2.0 billion and $868 million, respectively. Additionally, as of June 30, 2026 and December 31, 2025, $649 million and $415 million of variation margin payments, respectively, were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both June 30, 2026 and December 31, 2025, the fair value of the additional collateral that could be required to be posted as a result of the credit risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

		Fair Value
June 30, 2026 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$7,314	1	17
Total fair value hedges		1	17
Cash flow hedges:
Interest rate swaps related to C&I loans	7,850	—	—
Interest rate swaps related to C&I loans - forward starting(a)	2,000	—	—
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	1	—
Total cash flow hedges		1	—
Total derivatives designated as qualifying hedging instruments		2	17
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to residential MSR portfolio	4,880	7	1
Forward contracts related to residential mortgage loans measured at fair value(b)	1,021	2	3
Swap associated with the sale of Visa, Inc. Class B Shares	2,335	—	70
Foreign exchange contracts	493	19	—
Other	82	—	—
Total free-standing derivatives – risk management and other business purposes		28	74
Free-standing derivatives – customer accommodation:
Interest rate contracts(c)	103,146	601	781
Interest rate lock commitments	418	7	—
Commodity contracts	31,815	1,356	1,357
TBA securities	30	—	—
Foreign exchange contracts	22,698	484	437
Total free-standing derivatives – customer accommodation		2,448	2,575
Total derivatives not designated as qualifying hedging instruments		2,476	2,649
Total		$2,478	2,666
(a)Forward starting swaps will become effective in December 2026.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments in addition to certain portfolio residential mortgage loans measured at fair value.
(c)Derivative assets and liabilities are presented net of variation margin of $263 and $39, respectively.

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

The following table reflects the changes in fair value of interest rate contracts, designated as fair value hedges and the changes in fair value of the related hedged items attributable to the risk being hedged, as well as the line items in the Condensed Consolidated Statements of Income in which the corresponding gains or losses are recorded:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2026	2025	2026	2025
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(45)	37	(64)	105
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	45	(37)	65	(105)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	June 30, 2026	December 31, 2025
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$7,280	4,204
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	(55)	10
Available-for-sale debt and other securities:
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(7)	(7)

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. As of June 30, 2026, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 67 months.

Reclassified gains and losses on interest rate contracts related to commercial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of June 30, 2026 and December 31, 2025, respectively, $395 million and $275 million of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of June 30, 2026, $146 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge designations or the addition of other hedges subsequent to June 30, 2026.

During both the three and six months ended June 30, 2026 and 2025, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net (losses) gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Amount of pre-tax net (losses) gains recognized in OCI	$(118)	144	(199)	399
Amount of pre-tax net losses reclassified from OCI into net income	(21)	(50)	(42)	(105)

Free-Standing Derivative Instruments – Risk Management and Other Business Purposes
The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2026	2025	2026	2025
Interest rate contracts:
Interest rate contracts related to residential MSR portfolio	Mortgage banking net revenue	$(17)	13	(28)	32
Forward contracts related to residential mortgage loans measured at fair value	Mortgage banking net revenue	—	(3)	9	(12)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	12	(6)	22	(5)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(1)	(1)	7	(19)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp typically only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The total notional amount of the risk participation agreements was $3.6 billion and $3.2 billion at June 30, 2026 and December 31, 2025, respectively, and the fair value was a liability of $9 million and $4 million at June 30, 2026 and December 31, 2025, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2026	2025	2026	2025
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Capital market fees	$15	7	25	15
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	2	(1)	3	(4)
Interest rate lock commitments	Mortgage banking net revenue	17	12	32	26
Commodity contracts:
Commodity contracts for customers (contract revenue)	Capital market fees	9	4	21	10
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	4	—	(1)	—
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Capital market fees	28	19	55	38
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	1	(23)	5	(33)

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

Collateral amounts included in the table below consist primarily of cash and highly rated government-backed securities and do not include variation margin payments for derivative contracts with legal rights of setoff for both periods shown.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of June 30, 2026
Derivative assets	$2,471	(1,118)	(234)	1,119
Derivative liabilities	2,666	(1,118)	(79)	1,469
As of December 31, 2025
Derivative assets	$1,863	(959)	(261)	643
Derivative liabilities	2,034	(959)	(142)	933
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
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s short-term borrowings as of:

($ in millions)	June 30, 2026	December 31, 2025
FHLB advances	$4,000	300
Securities sold under repurchase agreements	397	311
Federal funds purchased	146	226
Derivative collateral	25	19
Other borrowed money	65	70
Total short-term borrowings	$4,633	926
The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and may be collateralized by securities included in available-for-sale debt and other securities or held-to-maturity securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both June 30, 2026 and December 31, 2025, all securities sold under repurchase agreements were secured by agency mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

14. Long-Term Debt
On January 29, 2026, the Bancorp issued and sold $1.0 billion of fixed-rate/floating-rate senior notes which will mature on April 29, 2032. The senior notes will bear interest at a rate of 4.566% per annum to, but excluding, April 29, 2031. From, and including, April 29, 2031 to, but excluding, the maturity date, the senior notes will bear interest at a rate of compounded SOFR plus 0.95%. The senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to April 29, 2031, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, plus accrued and unpaid interest, or (b) the sum of the present value of the remaining scheduled payments of principal and interest, plus accrued and unpaid interest. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole, but not in part, on April 29, 2031, or in whole or in part beginning 30 days prior to maturity, at par plus accrued and unpaid interest.

On January 29, 2026, the Bancorp issued and sold $1.0 billion of fixed-rate/floating-rate senior notes which will mature on January 29, 2037. The senior notes will bear interest at a rate of 5.141% per annum to, but excluding, January 29, 2036. From, and including, January 29, 2036 to, but excluding, the maturity date, the senior notes will bear interest at a rate of compounded SOFR plus 1.24%. The senior notes are redeemable at the Bancorp’s option, in whole or in part, beginning 180 days after the issue date and prior to January 29, 2036, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, plus accrued and unpaid interest, or (b) the sum of the present value of the remaining scheduled payments of principal and interest, plus accrued and unpaid interest. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole, but not in part, on January 29, 2036, or in whole or in part beginning 90 days prior to maturity, at par plus accrued and unpaid interest.

On February 1, 2026, the Bancorp completed its acquisition of Comerica Incorporated. In connection with the acquisition, the Bancorp assumed $5.5 billion of long-term debt, which is held by subsidiaries of the Bancorp. The following table summarizes the long-term debt assumed:

($ in millions)	Maturity	Interest Rate	February 1, 2026
Senior:
Fixed-rate notes	2029	4.00%	$547
Fixed-rate/floating-rate notes(a)	2030	5.982%	1,046
Subordinated:
Fixed-rate notes	2026	3.80%	250
Fixed-rate notes	2026	7.875%	152
Fixed-rate notes	2033	5.332%	506
FHLB advances(b)	2026 - 2028	4.588%	3,028
Total			$5,529
(a)This rate reflects the fixed-rate in effect as of February 1, 2026.
(b)This rate reflects the weighted-average rate as of February 1, 2026.

On June 10, 2026, the Bancorp completed the previously announced exchange offer with respect to the $550 million of 4.00% fixed-rate senior notes due February 1, 2029, originally issued by Comerica Incorporated and assumed by Fifth Third Financial Corporation, as

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
successor by merger, pursuant to which approximately $335 million of such notes were exchanged for new senior notes issued by the Bancorp and cash consideration. The new senior notes have substantially identical terms to the prior notes including the same interest rate of 4.00% and maturity date of February 1, 2029. The senior notes are redeemable at the Bancorp’s option, in whole or in part, on November 3, 2028, at a redemption price equal to the aggregate principal amount of the senior notes being redeemed, plus accrued and unpaid interest.

On June 10, 2026, the Bancorp completed the previously announced exchange offer with respect to the $1.0 billion of fixed-rate/floating-rate senior notes due January 30, 2030, originally issued by Comerica Incorporated and assumed by Fifth Third Financial Corporation, as successor by merger, pursuant to which approximately $938 million of such notes were exchanged for new senior notes issued by the Bancorp and cash consideration. The new senior notes have substantially identical terms to the prior notes including the same interest rate of 5.982% and maturity date of January 30, 2030. The senior notes will bear interest at a rate of 5.982% per annum to, but excluding, January 30, 2029. From, and including, January 30, 2029 to, but excluding, the maturity date, the senior notes will bear interest at a rate of compounded SOFR plus 2.155%. The senior notes are redeemable at the Bancorp’s option, in whole or in part, after the issue date and prior to January 30, 2029, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, plus accrued and unpaid interest, or (b) the sum of the present value of the remaining scheduled payments of principal and interest, subject to certain discounts, at the applicable Treasury Rate plus 30 bps, less interest accrued. Additionally, the senior notes are redeemable at the Bancorp’s option, in whole, but not in part, on January 30, 2029, at par plus accrued and unpaid interest.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	June 30, 2026	December 31, 2025
Commitments to extend credit	$114,164	84,405
Letters of credit	6,248	2,095
Forward contracts related to residential mortgage loans measured at fair value	1,021	1,072
Capital commitments for private equity investments	354	310
Capital expenditures	223	147

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2026 and December 31, 2025, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $230 million and $157 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2026	December 31, 2025
Pass	$111,746	82,536
Special mention	1,448	834
Substandard	959	991
Doubtful	11	44
Total commitments to extend credit	$114,164	84,405

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third-party and expire as summarized in the following table as of June 30, 2026:

($ in millions)
Less than 1 year(a)	$4,820
1 - 5 years(a)	1,423
Over 5 years	5
Total letters of credit	$6,248
(a)Includes $5 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and $5 that expire between 1 - 5 years.

Standby letters of credit accounted for approximately 99% of total letters of credit at both June 30, 2026 and December 31, 2025 and are considered guarantees in accordance with U.S. GAAP. Approximately 77% of the total standby letters of credit were collateralized as of both June 30, 2026 and December 31, 2025. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $24 million and $9 million at June 30, 2026 and December 31, 2025, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2026	December 31, 2025
Pass	$6,014	1,923
Special mention	110	55
Substandard	123	113
Doubtful	1	4
Total letters of credit	$6,248	2,095

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

Total repurchase demand requests during the three months ended June 30, 2026 and 2025 were $9 million and $8 million, respectively. Total repurchase demand requests during the six months ended June 30, 2026 and 2025 were $18 million and $17 million, respectively. Total outstanding repurchase demand inventory was $6 million and $5 million at June 30, 2026 and December 31, 2025, respectively. As of both June 30, 2026 and December 31, 2025, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $4 million included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of June 30, 2026 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $5 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

Loss share agreements
The Bancorp sells certain commercial mortgage loans on a servicing-retained basis and is required to provide a loss share guarantee equal to one-third of the principal balance of the servicing portfolio. At June 30, 2026, the Bancorp serviced $1.7 billion of these loans for other investors and maintained a reserve related to the loss share guarantee totaling $3 million included in other liabilities in the Condensed Consolidated Balance Sheets.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage,

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $17 million and $13 million at June 30, 2026 and December 31, 2025, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both June 30, 2026 and December 31, 2025.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through June 30, 2026, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $70 million and $124 million at June 30, 2026 and December 31, 2025, respectively. This balance reflects the impact of the Comerica acquisition on February 1, 2026, which included $6 million related to the swap liability assumed. Refer to Note 12 and Note 21 for further information.

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

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
2010 - 2024	$8,115	354
Q1 2025	375	15
Q3 2025	500	21
Q4 2025	500	21
Q1 2026	125	6
Q2 2026	250	(a)
(a)The Bancorp made a cash payment of $12 million to the swap counterparty on July 7, 2026 as a result of the Visa escrow funding in the second quarter of 2026.

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

On September 27, 2021, the Court overseeing the class litigation entered an order certifying a class of merchants pursuing claims for injunctive relief. On June 9, 2026, the Court entered an order granting preliminary approval of a proposed settlement of the injunctive relief class. The ultimate outcome in this matter, including the timing of resolution, remains uncertain. Refer to Note 15 for further information.

Klopfenstein v. Fifth Third Bank
In 2013 several putative class action lawsuits related to Fifth Third’s Early Access cash advance product were consolidated in the Southern District of Ohio as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorneys’ fees, and pre- and post-judgment interest, based on their allegation that the 120% APR disclosure in the Early Access product was misleading. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $440 million, plus prejudgment interest. On March 26, 2021, the trial court granted plaintiffs’ motion for class certification. On March 29, 2023, the trial court issued an order granting summary judgment on plaintiffs’ TILA claim, with statutory damages capped at $2 million plus costs and attorney fees. Plaintiffs’ claim for breach of contract proceeded to trial and on April 27, 2023 the jury returned a verdict in favor of the Bank, finding a breach of contract, but that the voluntary payment doctrine is a complete defense to the breach of contract claim. On September 30, 2024, the trial court issued a decision denying post-trial motions related to the jury verdict. On October 30, 2024, plaintiffs filed a notice of appeal, and on November 7, 2024, Fifth Third filed a notice of cross appeal. On May 29, 2026, the Sixth Circuit Court of Appeals issued an order certifying a question to the Ohio Supreme Court on whether the jury was properly instructed on the voluntary payment doctrine.

Howards v. Fifth Third Bank
On March 8, 2018, Plaintiff Troy Howards filed a putative class action against Fifth Third Bank in a lawsuit that was subsequently transferred to the United States District Court for the Southern District of Ohio (Case No. 1:18-CV-869, S.D. OH 2018), alleging that Fifth Third improperly charged certain fees related to insufficient funds, customer overdrafts, and out-of-network ATM use. Plaintiff filed claims for breach of contract, breach of the implied covenant of good faith and fair dealing, for violation of the California Unfair Competition Law (Ca. Bus. & Prof. Code sec. 17200, et seq.), and the California Consumer Legal Remedies Act (Cal. Civ. Code sec. 1750 et seq.). Plaintiff seeks to represent putative nationwide classes and California classes of consumers allegedly charged improper repeated insufficient funds fees,

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
improper overdraft fees, and fees for out-of-network ATM use from the beginning of the applicable statute of limitations to present. Plaintiff seeks damages of restitution and disgorgement in the amount of the allegedly unlawfully charged fees and damages proved at trial together with interest as allowed by applicable law. On February 6, 2023, the trial court issued an order dismissing the Plaintiff’s breach of contract claim with respect to out-of-network ATM fees and dismissing the two claims for violations of California consumer protection statutes. The Court denied Fifth Third’s motion to dismiss as it relates to the claims for breach of contract and breach of the implied covenant of good faith and fair dealing for certain customer overdrafts and insufficient funds fees. The case is in discovery, and no trial date has been set.

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

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $82 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

17. Income Taxes
The applicable income tax expense was $235 million and $180 million for the three months ended June 30, 2026 and 2025, respectively, and $277 million and $319 million for the six months ended June 30, 2026 and 2025, respectively. The effective tax rates for the three months ended June 30, 2026 and 2025 were 22.7% and 22.2%, respectively, and 22.3% and 21.8% for the six months ended June 30, 2026 and 2025, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
18. Retirement and Benefit Plans
The Bancorp acquired various retirement and employee benefit plans in connection with the acquisition of Comerica Incorporated, which was completed on February 1, 2026. These plans provide retirement, health care and life insurance benefits to eligible employees and retirees and include both qualified and non‑qualified defined benefit arrangements. For information on the Bancorp’s previously existing plans, refer to Note 22 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025. The Bancorp recognizes the overfunded or underfunded status of the plans in other assets and accrued taxes, interest and expenses, respectively, in the Condensed Consolidated Balance Sheets. The following sections provide further information regarding the defined benefit pension and postretirement benefit obligations, plan structures and funding practices for these plans.

The following table presents the components of the Bancorp’s net periodic pension (benefit) expense, which includes the effects of the plans acquired from Comerica on February 1, 2026:

($ in millions)	For the three months ended June 30, 2026	For the six months ended June 30, 2026
Service cost(a)	$10	17
Other components of net periodic pension (benefit) expense:
Interest cost	24	42
Expected return on plan assets	(50)	(83)
Amortization of net actuarial losses	1	1
Curtailment gain	(6)	(6)
Retirement termination benefits	—	11
Total other components of net periodic pension benefit(b)	$(31)	(35)
Net periodic pension benefit	$(21)	(18)
(a)Included in compensation and benefits expense in the Condensed Consolidated Statements of Income.
(b)Included in other noninterest expense in the Condensed Consolidated Statements of Income.

Net periodic pension benefit for both the three and six months ended June 30, 2026 included a $6 million gain related to a curtailment associated with a reduction in plan participants as a result of position eliminations in connection with the Comerica acquisition. Additionally, other net periodic pension benefit for the six months ended June 30, 2026 included $11 million of expense related to retirement termination benefits associated with former employees of Comerica.

Comerica Defined Benefit Retirement Plans
The Bancorp acquired both a qualified and non-qualified defined benefit retirement plan in connection with the Comerica acquisition. Plan participants primarily include individuals who were previously employed by Comerica or its subsidiaries prior to the acquisition. These plans primarily utilize a cash balance benefit structure which vests after three years of service, with additional benefits available for certain individuals who were participants in the plan prior to 2017. Benefits earned under the cash balance formula include contribution credits, which are based on eligible compensation, age and years of service, and interest credits which are based on U.S. Treasury securities. The benefit structure of the non-qualified plan is similar to the qualified plan except that the non-qualified plan considers compensation in excess of applicable IRS limitations. The assets and obligations of these acquired defined benefit plans were remeasured as of June 30, 2026 in connection with the curtailment.

The following table summarizes the acquired plans:

As of June 30, 2026 ($ in millions)	Qualified Plan	Non-Qualified Plan
Fair value of plan assets	$3,040	—
Projected benefit obligation	1,574	152
Accumulated benefit obligation	1,557	149
Funded status(a)	$1,466	(152)
(a)Based on projected benefit obligation.

Weighted-Average Assumptions
The plans’ actuarial assumptions were evaluated as of June 30, 2026 in connection with the curtailment remeasurement and will be updated annually and as necessary thereafter. The expected long-term rate of return on plan assets is the average rate of return expected to be realized on funds invested or expected to be invested over the life of the plan. The expected long-term rate of return on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The returns on the various asset categories are blended to derive an equity and a fixed income long-term rate of return.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the weighted-average plan assumptions:

As of June 30, 2026	Qualified Plan	Non-Qualified Plan
Discount rate	5.79%	5.75
Rate of compensation increase	4.50	4.50
Interest crediting rate	4.87-5.25	4.87-5.25
Expected long-term return on plan assets	6.75	N/A

Estimated future benefit payments
The Bancorp did not make contributions to the plans during the period from February 1, 2026 to June 30, 2026, and, based on actuarial assumptions, does not expect to make contributions to the plans for the remainder of 2026, except to the extent necessary for benefit payments made under the Non-Qualified Plan. The following table summarizes the estimated future benefit payments:

As of June 30, 2026 ($ in millions)	Qualified Plan	Non-Qualified Plan
Remainder of 2026	$227	18
2027	144	15
2028	140	15
2029	140	15
2030	139	14
2031 - 2035	643	67

Fair Value Measurements of Plan Assets
The following table summarizes the Qualified Plan assets measured at fair value on a recurring basis:

	Fair Value Measurements Using(a)
As of June 30, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Debt securities:
U.S. Treasury and federal agencies securities	$698	9	—	707
Asset-backed securities and other debt securities(b)	—	915	—	915
Private placement securities	—	63	—	63
Total debt securities	$698	987	—	1,685
Total plan assets in the fair value hierarchy	$698	987	—	1,685
Investments measured at NAV:
Collective investment funds				$1,336
Total plan assets at fair value(c)				$3,021
(a)For further information on fair value hierarchy levels, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.
(b)Includes corporate and municipal bonds and notes.
(c)Excludes accrued interest receivable of $19.

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

There were no assets in the Non-Qualified Plan at June 30, 2026.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Investment Policies and Strategies
The Bancorp’s objectives for the Qualified Plan are to maintain a portfolio of assets of appropriate liquidity and diversification; to generate investment returns (net of all operating costs) that are reasonably anticipated to maintain the plan’s fully funded status or to reduce a funding deficit, after taking into account various factors, including reasonably anticipated future contributions, expense and the interest rate sensitivity of the plan’s assets relative to that of the plan’s liabilities; and to generate investment returns (net of all operating costs) that meet or exceed a customized benchmark as defined in the plan’s investment policy. The Bancorp’s target allocations for plan investments are 55 percent to 65 percent for fixed-income securities and 35 percent to 45 percent for equity securities. There were no significant concentrations of risk associated with the investments of the Qualified Plan at June 30, 2026.

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

Fifth Third Bank, National Association, (the “Trustee”), is expected to manage plan assets in a manner consistent with the Qualified Plan agreement and other regulatory, federal and state laws. The Fifth Third Bank Pension, 401(k) and Medical Plan Committee (the “Committee”) is the plan administrator. The Trustee provides to the Committee quarterly reports and is also required to keep the Committee apprised of any material changes in the Trustee’s outlook and recommended investment policy. There were no fees paid by the Plan for accounting or administrative services provided by the Trustee for the period from February 1, 2026 to June 30, 2026.

Comerica Postretirement Benefit Plan
The Bancorp also acquired a postretirement benefit plan in connection with the Comerica acquisition, which provides postretirement health care and life insurance benefits for certain former Comerica employees. This plan is frozen and has been closed to new participants since January 1, 2007 but primarily provides benefits to participants who retired prior to January 1, 2000. The Plan’s health benefits are structured as a funded Health Reimbursement Arrangement for participants covered by Medicare or individual marketplace insurance plans. At February 1, 2026, the plan’s accumulated benefit obligation was $13 million and the plan was overfunded.

19. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except per share data)	2026	2025	2026	2025
Net income available to common shareholders	$763	591	891	1,069

Average common shares outstanding - basic	912	671	869	671
Effect of dilutive stock-based awards	4	3	4	4
Average common shares outstanding - diluted	916	674	873	675

Earnings per share - basic	$0.84	0.88	1.03	1.59
Earnings per share - diluted	0.83	0.88	1.02	1.58

Anti-dilutive stock-based awards excluded from diluted shares	2	3	2	2

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
20. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
June 30, 2026 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(97)	22	(75)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	17	(4)	13
Net unrealized losses on available-for-sale debt securities	(80)	18	(62)	(2,331)	(62)	(2,393)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	30	(6)	24
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	30	(6)	24	(565)	24	(541)

Unrealized holding losses on cash flow hedge derivatives arising during period	(118)	28	(90)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	21	(5)	16
Net unrealized losses on cash flow hedge derivatives	(97)	23	(74)	(321)	(74)	(395)

Net actuarial gain arising during period	83	(19)	64
Reclassification of amounts to net periodic benefit costs	(5)	1	(4)
Defined benefit pension plans, net	78	(18)	60	(15)	60	45

Other	—	—	—	(2)	—	(2)
Total	$(69)	17	(52)	(3,234)	(52)	(3,286)

	Total OCI			Total AOCI
June 30, 2025 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$237	(58)	179
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	237	(58)	179	(2,799)	179	(2,620)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	28	(6)	22
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	28	(6)	22	(659)	22	(637)

Unrealized holding gains on cash flow hedge derivatives arising during period	144	(34)	110
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	50	(12)	38
Net unrealized losses on cash flow hedge derivatives	194	(46)	148	(419)	148	(271)

Defined benefit pension plans, net	—	—	—	(16)	—	(16)

Other	—	—	—	(2)	—	(2)
Total	$459	(110)	349	(3,895)	349	(3,546)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The tables below present the activity of the components of OCI and AOCI for the six months ended:

	Total OCI			Total AOCI
June 30, 2026 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(227)	51	(176)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	18	(4)	14
Net unrealized losses on available-for-sale debt securities	(209)	47	(162)	(2,231)	(162)	(2,393)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	57	(11)	46
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	57	(11)	46	(587)	46	(541)

Unrealized holding losses on cash flow hedge derivatives arising during period	(199)	47	(152)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	42	(10)	32
Net unrealized losses on cash flow hedge derivatives	(157)	37	(120)	(275)	(120)	(395)

Net actuarial gain arising during period	83	(19)	64
Reclassification of amounts to net periodic benefit costs	(5)	1	(4)
Defined benefit pension plans, net	78	(18)	60	(15)	60	45

Other	—	—	—	(2)	—	(2)
Total	$(231)	55	(176)	(3,110)	(176)	(3,286)

	Total OCI			Total AOCI
June 30, 2025 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$870	(210)	660
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	870	(210)	660	(3,280)	660	(2,620)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	60	(13)	47
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	60	(13)	47	(684)	47	(637)

Unrealized holding gains on cash flow hedge derivatives arising during period	399	(96)	303
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	105	(25)	80
Net unrealized losses on cash flow hedge derivatives	504	(121)	383	(654)	383	(271)

Defined benefit pension plans, net	—	—	—	(16)	—	(16)

Other	—	—	—	(2)	—	(2)
Total	$1,434	(344)	1,090	(4,636)	1,090	(3,546)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2026	2025	2026	2025
Net unrealized losses on available-for-sale debt securities:(a)
Net losses included in net income	Securities gains, net	$(17)	—	(18)	—
	Income before income taxes	(17)	—	(18)	—
	Applicable income tax expense	4	—	4	—
	Net income	(13)	—	(14)	—
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:(a)
Net losses included in net income	Interest on securities	(30)	(28)	(57)	(60)
	Income before income taxes	(30)	(28)	(57)	(60)
	Applicable income tax expense	6	6	11	13
	Net income	(24)	(22)	(46)	(47)
Net unrealized losses on cash flow hedge derivatives:(a)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	(21)	(50)	(42)	(105)
	Income before income taxes	(21)	(50)	(42)	(105)
	Applicable income tax expense	5	12	10	25
	Net income	(16)	(38)	(32)	(80)
Net periodic benefit costs:(a)
Amortization of net actuarial loss	Other noninterest expense(b)	(1)	—	(1)	—
Curtailment gain	Other noninterest expense(b)	6	—	6	—
	Income before income taxes	5	—	5	—
	Applicable income tax expense	(1)	—	(1)	—
	Net income	4	—	4	—

Total reclassifications for the period	Net income	$(49)	(60)	(88)	(127)
(a)Amounts in parentheses indicate reductions to net income.
(b)This AOCI component is included in the computation of net periodic pension benefit. Refer to Note 18 for further information.

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

	Fair Value Measurements Using
June 30, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$1,899	—	—	1,899
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	15,029	—	15,029
Agency commercial mortgage-backed securities	—	21,357	—	21,357
Non-agency commercial mortgage-backed securities	—	2,618	—	2,618
Asset-backed securities and other debt securities	—	2,303	—	2,303
Available-for-sale debt and other securities(a)	1,899	41,307	—	43,206
Trading debt securities:
U.S. Treasury and federal agencies securities	659	38	—	697
Obligations of states and political subdivisions securities	—	149	—	149
Agency residential mortgage-backed securities	—	42	—	42
Asset-backed securities and other debt securities	—	965	—	965
Trading debt securities	659	1,194	—	1,853
Equity securities	473	22	—	495
Commercial mortgage loans held for sale	—	3	—	3
Residential mortgage loans held for sale	—	695	—	695
Residential mortgage loans(b)	—	—	102	102
Residential mortgage servicing rights	—	—	1,582	1,582
Derivative assets:
Interest rate contracts	3	609	7	619
Foreign exchange contracts	—	503	—	503
Commodity contracts	130	1,226	—	1,356
Derivative assets(c)	133	2,338	7	2,478
Total assets	$3,164	45,559	1,691	50,414
Liabilities:
Derivative liabilities:
Interest rate contracts	$3	790	9	802
Foreign exchange contracts	—	437	—	437
Equity contracts	—	—	70	70
Commodity contracts	130	1,227	—	1,357
Derivative liabilities(d)	133	2,454	79	2,666
Short positions:
U.S. Treasury and federal agencies securities	129	—	—	129
Asset-backed securities and other debt securities	—	316	—	316
Equity securities	60	—	—	60
Short positions(d)	189	316	—	505
Total liabilities	$322	2,770	79	3,171
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $368, $889 and $3, respectively, at June 30, 2026.
(b)Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)Included in other assets in the Condensed Consolidated Balance Sheets.
(d)Included in other liabilities in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$1,575	—	—	1,575
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	8,623	—	8,623
Agency commercial mortgage-backed securities	—	20,187	—	20,187
Non-agency commercial mortgage-backed securities	—	2,833	—	2,833
Asset-backed securities and other debt securities	—	2,267	—	2,267
Available-for-sale debt and other securities(a)	1,575	33,910	—	35,485
Trading debt securities:
U.S. Treasury and federal agencies securities	482	12	—	494
Obligations of states and political subdivisions securities	—	63	—	63
Agency residential mortgage-backed securities	—	49	—	49
Asset-backed securities and other debt securities	—	451	—	451
Trading debt securities	482	575	—	1,057
Equity securities	436	17	—	453
Commercial mortgage loans held for sale	—	—	—	—
Residential mortgage loans held for sale	—	658	—	658
Residential mortgage loans(b)	—	—	106	106
Residential mortgage servicing rights	—	—	1,598	1,598
Derivative assets:
Interest rate contracts	1	457	5	463
Foreign exchange contracts	—	659	—	659
Commodity contracts	224	522	—	746
Derivative assets(c)	225	1,638	5	1,868
Total assets	$2,718	36,798	1,709	41,225
Liabilities:
Derivative liabilities:
Interest rate contracts	$3	537	4	544
Foreign exchange contracts	—	628	—	628
Equity contracts	—	—	124	124
Commodity contracts	35	703	—	738
Derivative liabilities(d)	38	1,868	128	2,034
Short positions:
U.S. Treasury and federal agencies securities	82	3	—	85
Asset-backed securities and other debt securities	—	218	—	218
Equity securities	48	—	—	48
Short positions(d)	130	221	—	351
Total liabilities	$168	2,089	128	2,385
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

For the three months ended June 30, 2026 ($ in millions)	Residential Mortgage Loans	Residential Mortgage Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$105	1,583	(3)	(82)	1,603
Total (losses) gains (realized/unrealized):(b)(c)
Included in earnings	—	(36)	18	(1)	(19)
Purchases/originations/acquisitions	—	35	—	—	35
Settlements	(3)	—	(17)	13	(7)
Transfers into Level 3(d)	—	—	—	—	—
Balance, end of period	$102	1,582	(2)	(70)	1,612
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2026(c)	$—	(9)	8	(1)	(2)
(a)Net interest rate derivatives include derivative assets and liabilities of $7 and $9, respectively, as of June 30, 2026.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2026.
(c)Included in the following line items in the Condensed Consolidated Statements of Income: mortgage banking net revenue for residential mortgage loans and residential mortgage servicing rights, mortgage banking net revenue and capital markets fees for interest rate derivatives, and other noninterest income for equity derivatives.
(d)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

For the three months ended June 30, 2025 ($ in millions)	Residential Mortgage Loans	Residential Mortgage Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$109	1,663	—	(173)	1,599
Total (losses) gains (realized/unrealized):(b)(c)
Included in earnings	—	(49)	12	(1)	(38)
Purchases/originations	—	15	—	—	15
Settlements	(3)	—	(10)	29	16
Transfers into Level 3(d)	1	—	—	—	1
Balance, end of period	$107	1,629	2	(145)	1,593
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2025(c)	$—	(26)	8	(1)	(19)
(a)Net interest rate derivatives include derivative assets and liabilities of $7 and $5, respectively, as of June 30, 2025.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2025.
(c)Included in the following line items in the Condensed Consolidated Statements of Income: mortgage banking net revenue for residential mortgage loans and residential mortgage servicing rights, mortgage banking net revenue and capital markets fees for interest rate derivatives, and other noninterest income for equity derivatives.
(d)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For the six months ended June 30, 2026 ($ in millions)	Residential Mortgage Loans	Residential Mortgage Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$106	1,598	1	(124)	1,581
Total (losses) gains (realized/unrealized):(b)(c)
Included in earnings	(1)	(74)	34	7	(34)
Purchases/originations/acquisitions	—	58	(6)	(5)	47
Settlements	(5)	—	(31)	52	16
Transfers into Level 3(d)	2	—	—	—	2
Balance, end of period	$102	1,582	(2)	(70)	1,612
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2026(c)	$(1)	(25)	9	7	(10)
(a)Net interest rate derivatives include derivative assets and liabilities of $7 and $9, respectively, as of June 30, 2026.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2026.
(c)Included in the following line items in the Condensed Consolidated Statements of Income: mortgage banking net revenue for residential mortgage loans and residential mortgage servicing rights, mortgage banking net revenue and capital markets fees for interest rate derivatives, and other noninterest income for equity derivatives.
(d)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

For the six months ended June 30, 2025 ($ in millions)	Residential Mortgage Loans	Residential Mortgage Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$108	1,704	(3)	(170)	1,639
Total (losses) gains (realized/unrealized):(b)(c)
Included in earnings	3	(100)	27	(19)	(89)
Purchases/originations	—	25	(1)	—	24
Settlements	(6)	—	(21)	44	17
Transfers into Level 3(d)	2	—	—	—	2
Balance, end of period	$107	1,629	2	(145)	1,593
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2025(c)	$3	(60)	8	(19)	(68)
(a)Net interest rate derivatives include derivative assets and liabilities of $7 and $5, respectively, as of June 30, 2025.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2025.
(c)Included in the following line items in the Condensed Consolidated Statements of Income: mortgage banking net revenue for residential mortgage loans and residential mortgage servicing rights, mortgage banking net revenue and capital markets fees for interest rate derivatives, and other noninterest income for equity derivatives.
(d)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present information as of June 30, 2026 and 2025 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of June 30, 2026 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$102	Loss rate model	Interest rate risk factor	(52.0)	-	6.7%		(10.5)%	(a)
			Credit risk factor	—	-	0.7%		0.1%	(a)
Residential mortgage servicing rights	1,582	DCF	Prepayment speed	—	-	90.3%	(Fixed)	6.8%	(b)
							(Adjustable)	21.1%	(b)
			OAS (bps)	335	-	1,827	(Fixed)	376	(b)
							(Adjustable)	702	(b)
IRLCs, net	7	DCF	Loan closing rates	0.7	-	99.1%		83.9%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(70)	DCF	Timing of the resolution of the Covered Litigation	Q1 2028	-	Q2 2029	Q3 2028		(d)
(a)Unobservable inputs were weighted by the relative carrying value of the instruments.
(b)Unobservable inputs were weighted by the relative unpaid principal balance of the instruments.
(c)Unobservable inputs were weighted by the relative notional amount of the instruments.
(d)Unobservable inputs were weighted by the probability of the final funding date of the instruments.

As of June 30, 2025 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$107	Loss rate model	Interest rate risk factor	(52.0)	-	6.1%		(11.4)%	(a)
			Credit risk factor	—	-	0.8%		0.1%	(a)
Residential mortgage servicing rights	1,629	DCF	Prepayment speed	—	-	100.0%	(Fixed)	6.5%	(b)
							(Adjustable)	17.2%	(b)
			OAS (bps)	335	-	1,821	(Fixed)	433	(b)
							(Adjustable)	723	(b)
IRLCs, net	7	DCF	Loan closing rates	18.6	-	96.0%		82.2%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(145)	DCF	Timing of the resolution of the Covered Litigation	Q2 2027	-	Q2 2028	Q4 2027		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of June 30, 2026 and 2025, and for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2026 and 2025, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of June 30, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2026	For the six months ended June 30, 2026
Commercial loans and leases	$—	—	195	195	(77)	(94)
Consumer and residential mortgage loans	—	—	207	207	(1)	(4)
OREO	—	—	1	1	2	2
Bank premises and equipment	—	—	36	36	(1)	(24)
Private equity investments	—	—	—	—	(13)	(13)
Total	$—	—	439	439	(90)	(133)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of June 30, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Commercial loans and leases	$—	—	222	222	(78)	(204)
Consumer and residential mortgage loans	—	—	194	194	(3)	(7)
OREO	—	—	5	5	—	1
Private equity investments	—	13	—	13	—	4
Total	$—	13	421	434	(81)	(206)

The following tables present information as of June 30, 2026 and 2025 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a nonrecurring basis:

As of June 30, 2026 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$195	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	207	Appraised value	Collateral value	NM	NM
OREO	1	Appraised value	Appraised value	NM	NM
Bank premises and equipment	36	Appraised value	Appraised value	NM	NM
Private equity investments	—	Comparable company analysis	Market comparable transactions	NM	NM

As of June 30, 2025 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$222	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	194	Appraised value	Collateral value	NM	NM
OREO	5	Appraised value	Appraised value	NM	NM

For further information on the valuation methodologies used for certain assets measured at fair value on a nonrecurring basis, refer to Note 28 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp did not recognize gains during both the three and six months ended June 30, 2026 and did not recognize gains and recognized gains of $4 million during the three and six months ended June 30, 2025, respectively, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of June 30, 2026 includes a cumulative $23 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized $13 million of impairment charges on its private equity investments during both the three and six months ended June 30, 2026 and recognized an immaterial amount of impairment charges during both the three and six months ended June 30, 2025. The carrying value of the Bancorp’s private equity investments still held as of June 30, 2026 includes a cumulative $28 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

Fair Value Option
The Bancorp elected to measure certain residential and commercial mortgage loans held for sale under the fair value option as allowed under U.S. GAAP. Electing to measure these loans held for sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Management’s intent to sell residential or commercial mortgage loans classified as held for sale may change over time due to such factors as changes in the overall

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value. Fair value changes recognized in earnings for residential mortgage loans held at June 30, 2026 for which the fair value option was elected included losses of $12 million and $35 million for the three and six months ended June 30, 2026, respectively. Fair value changes recognized in earnings for residential mortgage loans held at June 30, 2025 for which the fair value option was elected included losses of $7 million and $9 million for the three and six months ended June 30, 2025, respectively. These changes are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income. Fair value changes recognized in earnings for commercial mortgage loans held at June 30, 2026 for which the fair value option was elected included gains of an immaterial amount for both the three and six months ended June 30, 2026.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount at both June 30, 2026 and December 31, 2025. Valuation adjustments related to instrument-specific credit risk for commercial mortgage loans measured at fair value had an immaterial impact on the fair value of those loans at June 30, 2026. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the fair value and the unpaid principal balance for residential and commercial mortgage loans measured at fair value as of:

June 30, 2026 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance
Residential mortgage loans measured at fair value	$797	796
Past due loans of 30-89 days	1	1
Past due loans of 90 days or more	1	1
Nonaccrual loans	5	5
Commercial mortgage loans measured at fair value	3	3
December 31, 2025
Residential mortgage loans measured at fair value	$764	758
Past due loans of 30-89 days	2	2
Nonaccrual loans	4	4

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of June 30, 2026 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$4,374	4,374	—	—	4,374
Other short-term investments	19,350	19,350	—	—	19,350
Other securities	1,260	—	1,260	—	1,260
Held-to-maturity securities	18,404	3,383	14,873	2	18,258
Loans and leases held for sale	168	—	—	168	168
Portfolio loans and leases:
Commercial loans and leases	123,092	—	—	124,975	124,975
Consumer and residential mortgage loans	52,416	—	—	52,018	52,018
Total portfolio loans and leases, net	$175,508	—	—	176,993	176,993
Financial liabilities:
Deposits	$234,141	—	234,209	—	234,209
Short-term borrowings	4,633	146	4,488	—	4,634
Long-term debt	17,691	13,627	4,282	—	17,909

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2025 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,499	3,499	—	—	3,499
Other short-term investments	18,876	18,876	—	—	18,876
Other securities	674	—	674	—	674
Held-to-maturity securities	11,368	2,457	8,945	2	11,404
Loans and leases held for sale	75	—	—	75	75
Portfolio loans and leases:
Commercial loans and leases	72,376	—	—	73,628	73,628
Consumer and residential mortgage loans	47,916	—	—	47,724	47,724
Total portfolio loans and leases, net	$120,292	—	—	121,352	121,352
Financial liabilities:
Deposits	$171,819	—	171,899	—	171,899
Short-term borrowings	926	226	700	—	926
Long-term debt	13,579	5,067	8,938	—	14,005

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and average assets by segment for the three months ended:

June 30, 2026 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(d)	Total
Net interest income (FTE)(a)	$1,115	1,237	113	(245)	2,220
Provision for (benefit from) credit losses	25	82	(4)	26	129
Net interest income after provision for (benefit from) credit losses	$1,090	1,155	117	(271)	2,091
Noninterest income:
Wealth and asset management revenue	$1	79	181	(5)	256
Commercial payments revenue	220	37	2	(5)	254
Consumer banking revenue	—	160	1	—	161
Capital markets fees	152	1	1	—	154
Commercial banking revenue	122	2	1	—	125
Mortgage banking net revenue	—	39	—	—	39
Other noninterest income(b)	11	3	—	36	50
Securities gains, net	1	—	—	19	20
Total noninterest income	$507	321	186	45	1,059
Noninterest expense:
Compensation and benefits	$232	302	91	504	1,129
Technology and communications	5	15	1	229	250
Net occupancy expense	12	82	5	55	154
Card and processing expense	44	22	—	—	66
Equipment expense	7	19	—	34	60
Marketing expense	—	44	—	21	65
Loan and lease expense	23	22	1	7	53
Other noninterest expense(c)	434	354	87	(543)	332
Total noninterest expense	$757	860	185	307	2,109
Income (loss) before income taxes (FTE)(a)	$840	616	118	(533)	1,041
Average assets	$127,324	61,896	10,128	98,600	297,948
(a)Includes FTE adjustments of $3 for Commercial Banking and $2 for General Corporate and Other.
(b)Includes impairment charges of $1 for bank premises and equipment recorded in General Corporate and Other. For more information, refer to Note 21.
(c)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(d)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2025 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$595	1,085	57	(237)	1,500
Provision for (benefit from) credit losses	79	84	(2)	12	173
Net interest income after provision for (benefit from) credit losses	$516	1,001	59	(249)	1,327
Noninterest income:
Wealth and asset management revenue	$—	66	100	—	166
Commercial payments revenue	132	22	—	(2)	152
Consumer banking revenue	—	146	1	—	147
Capital markets fees	89	1	—	—	90
Commercial banking revenue	78	1	—	—	79
Mortgage banking net revenue	—	56	—	—	56
Other noninterest income	22	1	—	21	44
Securities gains, net	—	—	—	16	16
Total noninterest income	$321	293	101	35	750
Noninterest expense:
Compensation and benefits	$151	230	55	262	698
Technology and communications	3	8	—	115	126
Net occupancy expense	9	54	3	17	83
Card and processing expense	3	19	—	—	22
Equipment expense	8	13	—	20	41
Marketing expense	1	31	—	11	43
Loan and lease expense	8	21	—	7	36
Other noninterest expense(b)	270	270	37	(362)	215
Total noninterest expense	$453	646	95	70	1,264
Income (loss) before income taxes (FTE)(a)	$384	648	65	(284)	813
Average assets	$78,309	55,696	4,855	71,694	210,554
(a)Includes FTE adjustments of $3 for Commercial Banking and $2 for General Corporate and Other.
(b)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(c)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and average assets by segment for the six months ended:

June 30, 2026 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(d)	Total
Net interest income (FTE)(a)	$1,994	2,310	195	(340)	4,159
Provision for (benefit from) credit losses	184	171	(5)	6	356
Net interest income after provision for (benefit from) credit losses	$1,810	2,139	200	(346)	3,803
Noninterest income:
Wealth and asset management revenue	$1	154	343	(9)	489
Commercial payments revenue	411	68	3	(10)	472
Consumer banking revenue	—	306	1	—	307
Capital markets fees	287	1	1	(2)	287
Commercial banking revenue	225	3	2	—	230
Mortgage banking net revenue	—	82	1	—	83
Other noninterest income(b)	22	4	1	51	78
Securities gains, net	1	—	—	7	8
Total noninterest income	$947	618	352	37	1,954
Noninterest expense:
Compensation and benefits	$479	593	179	1,288	2,539
Technology and communications	11	27	3	412	453
Net occupancy expense	24	159	10	102	295
Card and processing expense	72	40	1	31	144
Equipment expense	16	37	—	62	115
Marketing expense	1	76	—	37	114
Loan and lease expense	36	45	1	13	95
Other noninterest expense(c)	851	692	174	(968)	749
Total noninterest expense	$1,490	1,669	368	977	4,504
Income (loss) before income taxes (FTE)(a)	$1,267	1,088	184	(1,286)	1,253
Average assets	$117,734	61,030	9,256	93,819	281,839
(a)Includes FTE adjustments of $6 for Commercial Banking and $4 for General Corporate and Other.
(b)Includes impairment charges of $24 for bank premises and equipment recorded in General Corporate and Other. For more information, refer to Note 21.
(c)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(d)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2025 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$1,147	2,060	106	(371)	2,942
Provision for (benefit from) credit losses	159	168	(2)	22	347
Net interest income after provision for (benefit from) credit losses	$988	1,892	108	(393)	2,595
Noninterest income:
Wealth and asset management revenue	$1	132	205	—	338
Commercial payments revenue	265	41	1	(2)	305
Consumer banking revenue	—	282	1	1	284
Capital markets fees	178	1	1	(1)	179
Commercial banking revenue	157	2	1	—	160
Mortgage banking net revenue	—	112	1	—	113
Other noninterest income	28	3	1	26	58
Securities gains (losses), net	(7)	—	—	14	7
Total noninterest income	$622	573	211	38	1,444
Noninterest expense:
Compensation and benefits	$329	465	117	536	1,447
Technology and communications	7	15	—	228	250
Net occupancy expense	18	108	7	38	171
Card and processing expense	6	36	1	—	43
Equipment expense	16	29	—	37	82
Marketing expense	2	50	—	19	71
Loan and lease expense	14	39	1	12	66
Other noninterest expense(b)	572	553	77	(764)	438
Total noninterest expense	$964	1,295	203	106	2,568
Income (loss) before income taxes (FTE)(a)	$646	1,170	116	(461)	1,471
Average assets	$78,125	55,054	4,757	72,620	210,556
(a)Includes FTE adjustments of $6 for Commercial Banking and $4 for General Corporate and Other.
(b)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(c)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings

On November 21, 2025, a putative class action complaint captioned HoldCo Opportunities Fund V, L.P. v. Angulo, et al., C.A. No. 2025-1360-MTZ (Del. Ch.) was filed in the Court of Chancery of the State of Delaware (the “Court”) against Comerica Incorporated, members of its Board, and Fifth Third Bancorp (the “Action”). The complaint alleged, among other things, that the registration statement issued in connection with the proposed merger between Comerica and Fifth Third (the “Merger”) was materially misleading in certain respects (the “Disclosure Issues”).

On December 18, 2025, Comerica filed a Form 8-K with the SEC making supplemental disclosures in response to the Disclosure Issues (the “Supplemental Disclosures”). The parties agreed that the Supplemental Disclosures mooted the Disclosure Issues, and thereafter filed a Stipulation and Proposed Order dismissing the Action with prejudice as to the plaintiff in the Action only. Without admitting any fault or wrongdoing, Fifth Third agreed to pay a mootness fee to plaintiff’s counsel in the amount of $750,000.00 (the “Mootness Fee”) in connection with the Supplemental Disclosures. Fifth Third and the other defendants in the Action explicitly deny any fault or wrongdoing in connection with the allegations and legal claims in the Action. Fifth Third has agreed to the Mootness Fee solely to avoid any further litigation and expense in connection with any request for attorney’s fees.

On July 1, 2026, the Court entered a proposed order dismissing the Action as moot, subject to Fifth Third filing an affidavit with the Court confirming compliance with the requirement to disclose the payment of the Mootness Fee. In entering the order, the Court did not review, and did not pass judgment, on the payment of these attorneys’ fees and expenses.

Risk Factors (Item 1A)
There have been no material changes made during the second quarter of 2026 to any of the risk factors as previously disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2026.

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
4.1
Nineteenth Supplemental Indenture dated as of June 10, 2026 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee, as amended by Article 4 of the Twelfth Supplemental Indenture dated April 25, 2022 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2026.

4.2	Form of 4.000% Senior Notes due 2029 (144A). Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 10, 2026.
4.3	Form of 4.000% Senior Notes due 2029 (Reg S). Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 10, 2026.
4.4	Form of 5.982% Fixed-To-Floating Rate Senior Notes due 2030 (144A). Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 10, 2026.
4.5	Form of 5.982% Fixed-To-Floating Rate Senior Notes due 2030 (Reg S). Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 10, 2026.
4.6
Registration Rights Agreement dated June 10, 2026 by and between Fifth Third Bancorp, as issuer, and J.P. Morgan Securities LLC, as dealer manager. Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed on June 10, 2026.

10.1	2026 Restricted Stock Unit Grant Agreement (for Directors).*
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Denotes management contract or compensation plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 4, 2026

/s/ Bryan D. Preston
Bryan D. Preston
Executive Vice President
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)