Form 10-Q
period 2026-09-30
FIFTH THIRD BANCORP
filed 2026-11-03
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
NYSE Texas
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
There were 903,645,765 shares of the Registrant’s common stock, without par value, outstanding as of October 31, 2026.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS
This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements other than statements of historical fact are forward-looking statements. These statements relate to our financial condition, results of operations, plans, objectives, future performance, capital actions or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) deteriorating credit quality; (2) loan concentration by location or industry of borrowers or collateral; (3) any instability or disruption in the financial system, including those caused by actual or perceived issues affecting the soundness of other financial institutions or market participants; (4) inadequate sources of funding or liquidity; (5) unfavorable actions of rating agencies; (6) inability to maintain or grow deposits; (7) limitations on the ability to receive dividends from subsidiaries; (8) cyber-security risks; (9) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (10) failures by third-party service providers; (11) inability to manage strategic initiatives and/or organizational changes; (12) inability to implement technology system enhancements, including the use of artificial intelligence; (13) failure of internal controls and other risk management programs; (14) losses related to fraud, theft, misappropriation or violence; (15) inability to attract and retain skilled personnel; (16) adverse impacts of government regulation; (17) governmental or regulatory changes or other actions; (18) failures to meet applicable capital requirements; (19) regulatory objections to Fifth Third’s capital plan; (20) regulation of Fifth Third’s derivatives activities; (21) deposit insurance premiums; (22) assessments for the orderly liquidation fund; (23) weakness in the national or local economies; (24) global political and economic uncertainty or negative actions; (25) changes in interest rates and the effects of inflation; (26) changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs; (27) changes and trends in capital markets; (28) fluctuation of Fifth Third’s stock price; (29) volatility in mortgage banking revenue; (30) litigation, investigations, and enforcement proceedings; (31) breaches of contractual covenants, representations and warranties; (32) competition and changes in the financial services industry; (33) potential impacts of the adoption of real-time payment networks; (34) changing retail distribution strategies, customer preferences and behavior; (35) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (36) potential dilution from future acquisitions; (37) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (38) results of investments or acquired entities; (39) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (40) inaccuracies or other failures from the use of models; (41) effects of critical accounting policies and judgments or the use of inaccurate estimates; (42) weather-related events, other natural disasters, or health emergencies (including pandemics); (43) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity; (44) changes in law or requirements imposed by Fifth Third’s regulators impacting our capital actions, including dividend payments and stock repurchases; (45) Fifth Third’s ability to meet its environmental and/or social targets, goals and commitments; and (46) risks relating to the merger with Comerica Incorporated, including Fifth Third’s inability to realize the anticipated benefits of the merger and potential disruption to Fifth Third’s business resulting from post-merger integration. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as may be required by law, and we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The information contained herein is intended to be reviewed in its entirety. Any qualifications, assumptions, conditions, limitations or other disclosures that apply to a particular item of information are deemed to apply, with any necessary adjustments, to all references to that information throughout this periodic report.

PART I. FINANCIAL INFORMATION
Glossary of Abbreviations and Acronyms
Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements.

ACL: Allowance for Credit Losses	GSE: United States Government Sponsored Enterprise
AFS: Available-for-Sale	HTM: Held-to-Maturity
ALLL: Allowance for Loan and Lease Losses	IPO: Initial Public Offering
AOCI: Accumulated Other Comprehensive Income (Loss)	IRC: Internal Revenue Code
APR: Annual Percentage Rate	IRLC: Interest Rate Lock Commitment
ARM: Adjustable Rate Mortgage	IRS: Internal Revenue Service
ASC: Accounting Standards Codification	ISDA: International Swaps and Derivatives Association, Inc.
ASU: Accounting Standards Update	LIHTC: Low-Income Housing Tax Credit
ATM: Automated Teller Machine	LLC: Limited Liability Company
BOLI: Bank Owned Life Insurance	LTV: Loan-to-Value Ratio
bps: Basis Points	MD&A: Management’s Discussion and Analysis of Financial
C&I: Commercial and Industrial	Condition and Results of Operations
CD: Certificate of Deposit	MSR: Mortgage Servicing Right
CDC: Fifth Third Community Development Corporation and Fifth Third	N/A: Not Applicable
Community Development Company, LLC	NAV: Net Asset Value
CET1: Common Equity Tier 1	NII: Net Interest Income
CFPB: United States Consumer Financial Protection Bureau	NM: Not Meaningful
DCF: Discounted Cash Flow	OAS: Option-Adjusted Spread
DTCC: Depository Trust & Clearing Corporation	OCC: Office of the Comptroller of the Currency
DUS: Delegated Underwriting and Servicing	OCI: Other Comprehensive Income (Loss)
ERMC: Enterprise Risk Management Committee	OREO: Other Real Estate Owned
EVE: Economic Value of Equity	PCD: Purchased Credit-Deteriorated
FASB: Financial Accounting Standards Board	PSL: Purchased Seasoned Loans
FDIC: Federal Deposit Insurance Corporation	ROU: Right-of-Use
FHA: Federal Housing Administration	SBA: Small Business Administration
FHLB: Federal Home Loan Bank	SEC: United States Securities and Exchange Commission
FICO: Fair Isaac Corporation (credit rating)	SOFR: Secured Overnight Financing Rate
FINRA: Financial Industry Regulatory Authority	TBA: To Be Announced
FRB: Federal Reserve Bank	TILA: Truth in Lending Act
FTE: Fully Taxable Equivalent	U.S.: United States of America
FTP: Funds Transfer Pricing	U.S. GAAP: United States Generally Accepted Accounting
FTS: Fifth Third Securities, Inc.	Principles
GDP: Gross Domestic Product	VA: United States Department of Veterans Affairs
GNMA: Government National Mortgage Association	VIE: Variable Interest Entity

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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2026, the Bancorp had $301 billion in assets and operated 1,429 full-service banking centers and 2,549 Fifth Third ATMs in fifteen states throughout its retail footprint. The Bancorp reports on three business segments: Commercial Banking, Consumer and Small Business Banking and Wealth and Asset Management.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2026, net interest income on an FTE basis and noninterest income provided 69% and 31% of total revenue, respectively. For the nine months ended September 30, 2026, net interest income on an FTE basis and noninterest income provided 68% and 32% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

On February 1, 2026, the Bancorp issued 16,000,000 depositary shares, representing 400,000 shares of 6.875% fixed-rate reset non-cumulative perpetual preferred stock, Series M to the holders of Comerica’s 6.875% fixed-rate reset non-cumulative perpetual preferred stock, Series B that were outstanding on January 30, 2026. Each Series M share has a $1,000 liquidation preference and accrues dividends on a non-cumulative quarterly basis, initially beginning on January 1, 2026 with a first dividend payment date of April 1, 2026. Subject to any required regulatory approval, the Bancorp may redeem the Series M preferred shares at its option, in whole or in part, on any dividend payment date on or after October 1, 2030 and may redeem, in whole but not in part, within 90 days following a regulatory capital event. The Series M preferred shares are not convertible into Bancorp common shares or any other securities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Bancorp’s financial condition and results of operations as of, and for the three and nine months ended, September 30, 2026, were impacted by activity attributable to the Comerica acquisition and the integration of acquired operations, which affects the comparability of results between periods presented herein.

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

On June 10, 2026, the Bancorp completed exchange offers under which approximately $335 million of 4.00% senior notes due February 1, 2029, and approximately $938 million of fixed-rate/floating-rate senior notes due January 30, 2030, originally issued by Comerica Incorporated, were exchanged for new senior notes issued by the Bancorp with substantially identical terms. These notes were subsequently exchanged for registered senior notes on September 24, 2026.

Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for more information.

Category III Transition
In the third quarter of 2026, the Bancorp transitioned from Category IV to Category III standards. Under Category III standards, the Bancorp is subject to additional regulatory requirements and oversight, including enhanced liquidity monitoring through compliance with the liquidity coverage ratio and net stable funding ratio, while additional requirements including compliance with single-counterparty credit limits will need to be met. Compliance with the single-counterparty credit limits will be required beginning in the fourth quarter of 2028. The Bancorp continues to be required to develop and maintain an annual capital plan, which must be approved by the Board of Directors; however, as a Category III institution, it is subject to annual supervisory stress testing, including the recalibration of its stress capital buffer, a change from the Category IV biennial requirement.

Revisions to Supervisory Stress Testing Framework
On September 30, 2026, the FRB adopted revisions to its supervisory stress testing framework intended to enhance transparency and reduce volatility in stress capital buffer requirements. The revisions provide for annual public input on stress test scenarios and material model changes, shift the effective date of stress capital buffer requirements from October 1 to January 1 of the following year and introduce a two-year results averaging methodology for stress capital buffer requirements. The FRB will begin averaging supervisory stress test results in 2028, with the first stress capital buffer requirements calculated under the averaging methodology becoming effective January 1, 2029.

Proposed Updates to Regulatory Requirements for Capital
On March 19, 2026, the U.S. banking agencies issued notices of proposed rulemaking to revise the U.S. regulatory capital framework to finalize the post-crisis Basel III reforms. Comments were due by June 18, 2026 with final implementation expected to include a multi-year transition. The Bancorp and the Bank would not be required to adopt the new expanded risk‑based approach under the proposed rules, although the proposed rules would permit an election to adopt the expanded risk‑based approach. However, if implemented as proposed, the rules would impact how the Bancorp and the Bank calculate capital requirements. Effective dates for the proposed rules were not included in the proposal. Based upon the proposed rules, the Bancorp currently estimates that its CET1 risk-based capital ratio would be approximately 9.2% as of September 30, 2026.

Key Performance Indicators
The Bancorp, as a banking institution, utilizes various key indicators of financial condition and operating results in managing and monitoring the performance of the business. In addition to traditional financial metrics, such as revenue and expense trends, the Bancorp monitors other financial measures that assist in evaluating growth trends, capital and liquidity strength and operational efficiencies. The Bancorp analyzes these key performance indicators against its past performance, its forecasted performance and with the performance of its peer banking institutions. These indicators may change from time to time as the operating environment and businesses change. There have been no material changes made during the nine months ended September 30, 2026 to the Bancorp’s key performance indicators. Refer to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025 for more information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 1: Earnings Summary
	For the three months ended September 30,		%	For the nine months ended September 30,		%
($ in millions, except for per share data)	2026	2025	Change	2026	2025	Change
Income Statement Data
Net interest income (U.S. GAAP)	$2,271	1,520	49	$6,420	4,453	44
Net interest income (FTE)(a)(b)	2,276	1,525	49	6,435	4,468	44
Noninterest income	1,008	781	29	2,962	2,224	33
Total revenue (FTE)(a)(b)	3,284	2,306	42	9,397	6,692	40
Provision for credit losses	122	197	(38)	479	544	(12)
Noninterest expense	2,049	1,267	62	6,553	3,835	71
Net income	866	649	33	1,832	1,791	2
Dividends on preferred stock	38	41	(7)	113	114	(1)
Net income available to common shareholders	828	608	36	1,719	1,677	3
Common Share Data
Earnings per share - basic	$0.91	0.91	—	$1.95	2.51	(22)
Earnings per share - diluted	0.90	0.91	(1)	1.94	2.49	(22)
Cash dividends declared per common share	0.42	0.40	5	1.22	1.14	7
Book value per share	34.29	29.26	17	34.29	29.26	17
Market value per share	50.58	44.55	14	50.58	44.55	14
Financial Ratios
Return on average assets	1.14%	1.21	(6)	0.85%	1.13	(25)
Return on average common equity	10.2	12.6	(19)	7.5	12.1	(38)
Return on average tangible common equity(b)	16.6	17.3	(4)	12.3	16.8	(27)
Dividend payout	46.2	44.0	5	62.6	45.4	38
Credit Quality
Net losses charged-off as a percent of average portfolio loans and leases (annualized)	0.31%	1.09	(72)	0.33%	0.67	(51)
ALLL as a percent of portfolio loans and leases	1.61	1.84	(13)	1.61	1.84	(13)
ACL as a percent of portfolio loans and leases	1.74	1.96	(11)	1.74	1.96	(11)
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.64	0.65	(2)	0.64	0.65	(2)
Regulatory Capital Ratios
CET1 risk-based capital	10.03%	10.57	(5)	10.03%	10.57	(5)
Tier 1 risk-based capital	10.91	11.63	(6)	10.91	11.63	(6)
Total risk-based capital	12.57	13.54	(7)	12.57	13.54	(7)
Leverage	9.22	9.24	—	9.22	9.24	—
(a)Amounts presented on an FTE basis. The FTE adjustments were $5 for both the three months ended September 30, 2026 and 2025 and $15 for both the nine months ended September 30, 2026 and 2025.
(b)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
Net interest income on an FTE basis (non-GAAP) increased $751 million and $2.0 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year, reflecting the impact of the Comerica acquisition including $73.0 billion of interest-earning assets acquired as well as $48.2 billion of interest-bearing liabilities and $24.9 billion of noninterest-bearing liabilities assumed on February 1, 2026. Net interest income for the three and nine months ended September 30, 2026 benefited from higher average balances of interest-earning assets primarily driven by the Comerica acquisition, lower funding costs resulting from the benefit of lower short-term market rates and the repricing and reinvestment of fixed-rate assets to higher yields, including the securities repositioning during the second quarter of 2026. These benefits were partially offset by increases in interest expense primarily due to higher average balances of interest-bearing core deposits and long-term debt primarily driven by the Comerica acquisition as well as lower yields on average loans and leases and average other short-term investments resulting from lower short-term market rates. Additionally, net interest income for the three and nine months ended September 30, 2026 included $57 million and $160 million, respectively, of amortization and accretion of purchase accounting premiums and discounts related to the Comerica acquisition. Net interest margin on an FTE basis (non-GAAP) was 3.34% for both the three and nine months ended September 30, 2026 compared to 3.13% and 3.10% for the same periods in the prior year.

The provision for credit losses was $122 million and $479 million for the three and nine months ended September 30, 2026, respectively, compared to $197 million and $544 million during the same periods in the prior year. The decreases in provision expense for both the three and nine months ended September 30, 2026 included the impact of $178 million resulting from the fraud-related impairment of an asset-backed finance commercial loan in the third quarter of 2025. Provision expense for the three months ended September 30, 2026 was also affected by factors that caused a decrease in the ACL from June 30, 2026, including improvement in the economic forecast used to calculate

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
the ACL, inclusive of a qualitative adjustment to reflect current economic conditions and outlook as of September 30, 2026, partially offset by improvement in the commercial risk profile as well as higher period-end portfolio loan and lease balances. Provision expense for the nine months ended September 30, 2026 was primarily driven by the initial recognition of the reserve for unfunded commitments assumed in the Comerica acquisition and higher period-end portfolio loan and lease balances, offset by improvement in the economic forecast used to calculate the ACL, inclusive of a qualitative adjustment to reflect current economic conditions and outlook as of September 30, 2026.

Noninterest income increased $227 million and $738 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in commercial payments revenue, wealth and asset management revenue, capital markets fees, commercial banking revenue and consumer banking revenue. These increases were impacted by activity attributable to the Comerica acquisition and the integration of acquired operations.

Noninterest expense increased $782 million and $2.7 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily due to increases in compensation and benefits expense, technology and communications expense, net occupancy expense, card and processing expense, marketing expense and other noninterest expense. These increases included direct merger-related expenses as well as activity attributable to the Comerica acquisition and the integration of acquired operations.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Net interest income (U.S. GAAP)	$2,271	1,520	6,420	4,453
Add: FTE adjustment	5	5	15	15
Net interest income on an FTE basis (1)	$2,276	1,525	6,435	4,468
Net interest income on an FTE basis (annualized) (2)	9,030	6,050	8,604	5,974

Interest income (U.S. GAAP)	$3,498	2,519	9,843	7,435
Add: FTE adjustment	5	5	15	15
Interest income on an FTE basis	$3,503	2,524	9,858	7,450
Interest income on an FTE basis (annualized) (3)	13,898	10,014	13,180	9,961

Interest expense (annualized) (4)	$4,868	3,963	4,577	3,987
Noninterest income (5)	1,008	781	2,962	2,224
Noninterest expense (6)	2,049	1,267	6,553	3,835
Average interest-earning assets (7)	270,023	193,500	257,776	193,000
Average interest-bearing liabilities (8)	194,663	143,096	185,895	143,427

Ratios:
Net interest margin on an FTE basis (2) / (7)	3.34%	3.13	3.34	3.10
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.65	2.41	2.65	2.38
Efficiency ratio on an FTE basis (6) / ((1) + (5))	62.4	54.9	69.7	57.3

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Net income available to common shareholders (U.S. GAAP)	$828	608	1,719	1,677
Add: Intangible amortization, net of tax	48	5	130	16
Tangible net income available to common shareholders	$876	613	1,849	1,693
Tangible net income available to common shareholders (annualized) (1)	3,475	2,432	2,472	2,264

Average Bancorp shareholders’ equity (U.S. GAAP)	$34,338	21,216	32,917	20,633
Less: Average preferred stock	2,182	2,112	2,135	2,115
Average goodwill	9,976	4,937	9,550	4,924
Average intangible assets	1,221	77	1,108	81
Average tangible common equity (2)	$20,959	14,090	20,124	13,513

Return on average tangible common equity (1) / (2)	16.6%	17.3	12.3	16.8

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	September 30, 2026	December 31, 2025
Total Bancorp shareholders’ equity (U.S. GAAP)	$33,296	21,724
Less: Preferred stock	2,182	1,770
Goodwill	9,984	4,947
Intangible assets	1,190	69
Tangible common equity, including AOCI (1)	$19,940	14,938
Less: AOCI	(4,938)	(3,110)
Tangible common equity, excluding AOCI (2)	$24,878	18,048
Add: Preferred stock	2,182	1,770
Tangible equity (3)	$27,060	19,818

Total assets (U.S. GAAP)	$301,226	214,376
Less: Goodwill	9,984	4,947
Intangible assets	1,190	69
Tangible assets, including AOCI (4)	$290,052	209,360
Less: AOCI, before tax	(6,497)	(4,092)
Tangible assets, excluding AOCI (5)	$296,549	213,452

Ratios:
Tangible equity as a percentage of tangible assets (3) / (5)	9.12%	9.28
Tangible common equity as a percentage of tangible assets, excluding AOCI (2) / (5)	8.39	8.46
Tangible common equity as a percentage of tangible assets, including AOCI (1) / (4)	6.87	7.14

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standard applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of residential mortgage servicing rights, goodwill, legal contingencies and fair value measurements. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the valuation techniques or models during the nine months ended September 30, 2026.

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

Tables 5 and 6 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2026 and 2025, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) increased $751 million and $2.0 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year, reflecting the impact of the Comerica acquisition including $73.0 billion of interest-earning assets acquired as well as $48.2 billion of interest-bearing liabilities and $24.9 billion of noninterest-bearing liabilities assumed on February 1, 2026. Net interest income for the three and nine months ended September 30, 2026 benefited from higher average balances of interest-earning assets primarily driven by the Comerica acquisition, lower funding costs resulting from the benefit of lower short-term market rates and the repricing and reinvestment of fixed-rate assets to higher yields, including the securities repositioning during the second quarter of 2026. These benefits were partially offset by increases in interest expense primarily due to higher average balances of interest-bearing core deposits and long-term debt primarily driven by the Comerica acquisition as well as lower yields on average loans and leases and average other short-term investments resulting from lower short-term market rates. Additionally, net interest income for the three and nine months ended September 30, 2026 included $57 million and $160 million, respectively, of amortization and accretion of purchase accounting premiums and discounts related to the Comerica acquisition.

Net interest margin on an FTE basis (non-GAAP) was 3.34% for both the three and nine months ended September 30, 2026 compared to 3.13% and 3.10% for the same periods in the prior year. The increases for both periods reflected the addition of Comerica’s balance sheet, including the benefit of its deposit mix, lower funding costs resulting from lower short-term market rates, and higher yields from fixed-rate asset repricing and balance sheet management activities. Net interest margin also included the benefit of amortization and accretion of purchase accounting premiums and discounts related to the Comerica acquisition.

For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Average Balance Sheet
On an average basis, interest-earning assets increased $76.5 billion, or 40%, for the three months ended September 30, 2026 compared to the same period in the prior year primarily driven by the initial impact of the Comerica acquisition on February 1, 2026 which included the acquisition of $46.5 billion of commercial loans and leases, $4.1 billion of consumer loans, $11.3 billion of other short-term investments and $11.2 billion of securities. Excluding the initial impact of the Comerica acquisition, the increase in average interest-earning assets reflected an increase in average commercial loans and leases of $4.3 billion and an increase in average taxable securities of $2.7 billion, partially offset by a decrease in average other short-term investments of $4.7 billion for the three months ended September 30, 2026 compared to the same period in the prior year. The increase in average commercial loans and leases was primarily driven by an increase in average commercial and industrial loans primarily as a result of loan originations exceeding payoffs as well as increased line utilization. The increase in average taxable securities and decrease in average other short-term investments primarily reflected the strategic redeployment of liquidity into higher-

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
yielding investment securities to proactively manage interest rate risk. The decrease in average other short-term investments also included the impact of wholesale funding maturities that were not replaced.

On an average basis, interest-bearing liabilities increased $51.6 billion, or 36%, for the three months ended September 30, 2026 compared to the same period in the prior year primarily driven by the initial impact of the Comerica acquisition which included the assumption of $40.6 billion of interest-bearing core deposits and $5.5 billion of long-term debt. Excluding the initial impact of the Comerica acquisition, the increase in average interest-bearing liabilities reflected an increase in average interest-bearing core deposits of $9.5 billion, partially offset by decreases in average FHLB advances of $2.6 billion and average long-term debt of $2.0 billion for the three months ended September 30, 2026 compared to the same period in the prior year. The increase in average interest-bearing core deposits was primarily due to the migration of former off-balance-sheet Comerica investment sweep balances onto the balance sheet during the third quarter of 2026 as well as higher offering rates from promotional offers and branch expansion leading to growth in the number of average consumer customer accounts as well as higher average balances per consumer customer account. The decreases in average FHLB advances and long-term debt were primarily driven by maturities that were not replaced for the three months ended September 30, 2026 compared to the same period in the prior year, reflecting reduced funding needs associated with the aforementioned decrease in average other short-term investments. Average core deposits represented 78% and 77% of average total assets for the three months ended September 30, 2026 and 2025, respectively. Average wholesale funding represented 12% and 15% of average interest-bearing liabilities for the three months ended September 30, 2026 and 2025, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	September 30, 2026			September 30, 2025			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$86,052	1,278	5.89%	$54,196	847	6.20%	$475	(44)	431
Commercial mortgage loans	27,297	410	5.96	12,043	190	6.26	230	(10)	220
Commercial construction loans	8,810	144	6.49	5,541	100	7.17	54	(10)	44
Commercial leases	3,574	42	4.67	3,177	38	4.70	4	—	4
Total commercial loans and leases	$125,733	1,874	5.91%	$74,957	1,175	6.22%	$763	(64)	699
Residential mortgage loans	20,372	218	4.25	18,279	186	4.03	22	10	32
Home equity	7,023	122	6.90	4,580	86	7.43	43	(7)	36
Indirect secured consumer loans	18,182	254	5.54	17,729	252	5.65	6	(4)	2
Credit card	1,646	59	14.07	1,678	60	14.26	(1)	—	(1)
Solar energy installation loans	4,244	84	7.82	4,355	96	8.76	(2)	(10)	(12)
Other consumer loans	2,811	61	8.64	2,415	57	9.25	9	(5)	4
Total consumer loans	$54,278	798	5.83%	$49,036	737	5.96%	$77	(16)	61
Total loans and leases	$180,011	2,672	5.89%	$123,993	1,912	6.12%	$840	(80)	760
Securities:
Taxable	67,170	622	3.68	53,244	435	3.25	124	63	187
Exempt from income taxes(b)	1,373	11	3.23	1,348	11	3.18	—	—	—
Other short-term investments	21,469	198	3.66	14,915	166	4.43	64	(32)	32
Total interest-earning assets	$270,023	3,503	5.15%	$193,500	2,524	5.18%	$1,028	(49)	979
Cash and due from banks	3,449			2,485
Other assets	31,565			18,196
Allowance for loan and lease losses	(2,918)			(2,411)
Total assets	$302,119			$211,770
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$75,025	427	2.26%	$56,624	388	2.72%	$112	(73)	39
Savings deposits	18,037	16	0.36	16,376	19	0.46	2	(5)	(3)
Money market deposits	66,247	428	2.56	37,434	226	2.40	185	17	202
CDs $250,000 or less	12,102	91	2.97	10,841	94	3.46	11	(14)	(3)
Total interest-bearing core deposits	$171,411	962	2.23%	$121,275	727	2.38%	$310	(75)	235
CDs over $250,000	2,705	21	3.17	2,244	23	4.00	4	(6)	(2)
Federal funds purchased	181	2	3.69	198	2	4.35	—	—	—
Securities sold under repurchase agreements	395	2	1.63	376	2	1.65	—	—	—
FHLB advances	2,365	23	3.89	4,920	56	4.51	(26)	(7)	(33)
Derivative collateral and other borrowed money	93	1	6.33	82	1	6.13	—	—	—
Long-term debt	17,513	216	4.90	14,001	188	5.31	44	(16)	28
Total interest-bearing liabilities	$194,663	1,227	2.50%	$143,096	999	2.77%	$332	(104)	228
Demand deposits	64,228			41,235
Other liabilities	8,890			6,223
Total liabilities	$267,781			$190,554
Total equity	$34,338			$21,216
Total liabilities and equity	$302,119			$211,770
Net interest income (FTE)(c)		$2,276			$1,525		$696	55	751
Net interest margin (FTE)(c)			3.34%			3.13%
Net interest rate spread (FTE)(c)			2.65			2.41
Interest-bearing liabilities to interest-earning assets			72.09			73.95
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $5 for both the three months ended September 30, 2026 and 2025.
(c)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the nine months ended	September 30, 2026			September 30, 2025			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Average Balance	Interest Earned/Paid	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$81,586	3,597	5.89%	$53,916	2,513	6.23%	$1,226	(142)	1,084
Commercial mortgage loans	25,524	1,123	5.88	12,282	562	6.12	584	(23)	561
Commercial construction loans	8,206	398	6.48	5,720	303	7.09	122	(27)	95
Commercial leases	3,476	122	4.71	3,136	112	4.77	12	(2)	10
Total commercial loans and leases	$118,792	5,240	5.90%	$75,054	3,490	6.22%	$1,944	(194)	1,750
Residential mortgage loans	20,052	630	4.20	18,139	541	3.99	60	29	89
Home equity	6,643	345	6.95	4,396	245	7.47	118	(18)	100
Indirect secured consumer loans	18,175	753	5.54	17,156	721	5.62	42	(10)	32
Credit card	1,650	172	13.90	1,655	179	14.44	(1)	(6)	(7)
Solar energy installation loans	4,380	261	7.98	4,282	266	8.30	6	(11)	(5)
Other consumer loans	2,722	177	8.69	2,465	170	9.24	17	(10)	7
Total consumer loans	$53,622	2,338	5.83%	$48,093	2,122	5.90%	$242	(26)	216
Total loans and leases	$172,414	7,578	5.88%	$123,147	5,612	6.09%	$2,186	(220)	1,966
Securities:
Taxable	64,128	1,704	3.55	54,441	1,328	3.26	251	125	376
Exempt from income taxes(b)	1,376	33	3.25	1,362	33	3.18	—	—	—
Other short-term investments	19,858	543	3.65	14,050	477	4.54	171	(105)	66
Total interest-earning assets	$257,776	9,858	5.11%	$193,000	7,450	5.16%	$2,608	(200)	2,408
Cash and due from banks	3,275			2,437
Other assets	30,465			17,911
Allowance for loan and lease losses	(2,843)			(2,383)
Total assets	$288,673			$210,965
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$70,996	1,169	2.20%	$57,103	1,152	2.70%	$251	(234)	17
Savings deposits	18,006	47	0.35	16,852	62	0.49	4	(19)	(15)
Money market deposits	61,266	1,131	2.47	36,731	662	2.41	452	17	469
CDs $250,000 or less	12,050	272	3.01	10,574	279	3.54	37	(44)	(7)
Total interest-bearing core deposits	$162,318	2,619	2.16%	$121,260	2,155	2.38%	$744	(280)	464
CDs over $250,000	2,833	69	3.27	2,263	71	4.17	15	(17)	(2)
Federal funds purchased	173	5	3.67	199	7	4.37	(1)	(1)	(2)
Securities sold under repurchase agreements	387	4	1.51	339	3	1.27	—	1	1
FHLB advances	1,975	58	3.89	4,888	167	4.57	(87)	(22)	(109)
Derivative collateral and other borrowed money	80	4	6.97	85	4	6.06	—	—	—
Long-term debt	18,129	664	4.90	14,393	575	5.35	140	(51)	89
Total interest-bearing liabilities	$185,895	3,423	2.46%	$143,427	2,982	2.78%	$811	(370)	441
Demand deposits	61,356			40,641
Other liabilities	8,505			6,264
Total liabilities	$255,756			$190,332
Total equity	$32,917			$20,633
Total liabilities and equity	$288,673			$210,965
Net interest income (FTE)(c)		$6,435			$4,468		$1,797	170	1,967
Net interest margin (FTE)(c)			3.34%			3.10%
Net interest rate spread (FTE)(c)			2.65			2.38
Interest-bearing liabilities to interest-earning assets			72.12			74.31
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $15 for both the nine months ended September 30, 2026 and 2025.
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

The provision for credit losses was $122 million and $479 million for the three and nine months ended September 30, 2026, respectively, compared to $197 million and $544 million during the same periods in the prior year. The decreases in provision expense for both the three and nine months ended September 30, 2026 included the impact of $178 million resulting from the fraud-related impairment of an asset-backed finance commercial loan in the third quarter of 2025. Provision expense for the three months ended September 30, 2026 was also affected by factors that caused a decrease in the ACL from June 30, 2026, including improvement in the economic forecast used to calculate the ACL, inclusive of a qualitative adjustment to reflect current economic conditions and outlook as of September 30, 2026, partially offset by improvement in the commercial risk profile as well as higher period-end portfolio loan and lease balances. Provision expense for the nine months ended September 30, 2026 was primarily driven by the initial recognition of the reserve for unfunded commitments assumed in the Comerica acquisition and higher period-end portfolio loan and lease balances, offset by improvement in the economic forecast used to calculate the ACL, inclusive of a qualitative adjustment to reflect current economic conditions and outlook as of September 30, 2026.

The ALLL increased $653 million from December 31, 2025 to $2.9 billion at September 30, 2026. This increase reflects the impact of the Comerica acquisition, including the initial recognition of allowances on PCD loans and leases of $179 million and on PSLs of $482 million as of the acquisition date. At September 30, 2026, the ALLL as a percent of portfolio loans and leases decreased to 1.61%, compared to 1.84% at December 31, 2025.

The reserve for unfunded commitments increased $68 million from December 31, 2025 to $225 million at September 30, 2026. This increase reflects the impact of the Comerica acquisition, which included approximately $75 million in reserves for unfunded commitments recognized on the acquisition date. At September 30, 2026, the ACL as a percent of portfolio loans and leases decreased to 1.74%, compared to 1.96% at December 31, 2025.

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

Noninterest Income
Noninterest income increased $227 million and $738 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, which was impacted by activity attributable to the Comerica acquisition and the integration of acquired operations.

The following table presents the components of noninterest income:

TABLE 7: Components of Noninterest Income
	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2026	2025	% Change	2026	2025	% Change
Wealth and asset management revenue	$259	181	43	$748	519	44
Commercial payments revenue	256	157	63	728	462	58
Consumer banking revenue	158	144	10	465	428	9
Capital markets fees	147	115	28	435	294	48
Commercial banking revenue	128	87	47	358	247	45
Mortgage banking net revenue	47	58	(19)	130	171	(24)
Other noninterest income	18	29	(38)	95	86	10
Securities gains (losses), net(a)	(5)	10	NM	3	17	(82)
Total noninterest income	$1,008	781	29	$2,962	2,224	33
(a)For further information on net securities gains and losses, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

Wealth and asset management revenue increased $78 million and $229 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 primarily driven by increases in personal asset management revenue, brokerage income and institutional trust income as a result of higher market values from market appreciation and new business activity. The Bancorp’s trust and registered investment advisory businesses had approximately $880 billion and $681 billion in total assets under care as of September 30, 2026 and 2025, respectively, and managed $125 billion and $77 billion in assets for individuals, corporations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
and not-for-profit organizations as of September 30, 2026 and 2025, respectively. These balances reflect the impact of the Comerica acquisition on February 1, 2026, which included $180 billion of assets under care and $43 billion of assets under management.

Commercial payments revenue increased $99 million and $266 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 primarily driven by higher treasury management fees and merchant payment processing revenue from increased volume, the impact of revenue from the Direct Express government prepaid card program and the continued expansion of embedded finance solutions through Newline and technology-enabled cash logistics services.

Consumer banking revenue increased $14 million and $37 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 primarily driven by increases in card and processing revenue and deposit fees due to increased volume.

Capital markets fees increased $32 million and $141 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 primarily driven by increases in revenue from commercial customer derivatives due to increased hedging activity and loan syndication revenue due to strong loan production. The increases were also driven by increased volume from the Comerica acquisition. The increase for the nine months ended September 30, 2026 also included an increase in merger and acquisition fees due to increased deal execution.

Commercial banking revenue increased $41 million and $111 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 primarily driven by increases in business lending fees due to increased volume and strong loan production.

Mortgage banking net revenue decreased $11 million and $41 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025.

The following table presents the components of mortgage banking net revenue:

TABLE 8: Components of Mortgage Banking Net Revenue
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Origination fees and gains on residential mortgage loan sales	$18	22	62	56
Net residential mortgage servicing revenue:
Gross residential mortgage servicing fees	69	73	210	219
Net valuation adjustments on residential MSRs and free-standing derivatives purchased to economically hedge residential MSRs	(40)	(37)	(142)	(104)
Net residential mortgage servicing revenue	29	36	68	115
Total mortgage banking net revenue	$47	58	130	171

Residential mortgage loan originations increased to $2.3 billion and $6.7 billion for the three and nine months ended September 30, 2026, respectively, from $1.9 billion and $5.3 billion for the three and nine months ended September 30, 2025, respectively, primarily driven by an increase in the number of retail sales personnel. The increase for the nine months ended September 30, 2026 was also due to lower mortgage interest rates during the first quarter of 2026, which also drove an increase in correspondent channel volume.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the components of net valuation adjustments on the residential MSR portfolio and the impact of the Bancorp’s hedging strategy:

TABLE 9: Components of Net Valuation Adjustments on Residential MSRs
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the residential MSR portfolio	$(73)	3	(101)	35
Changes in fair value:
Due to changes in inputs or assumptions(a)	73	—	80	(24)
Other changes in fair value(b)	(40)	(40)	(121)	(115)
Net valuation adjustments on residential MSRs and free-standing derivatives purchased to economically hedge residential MSRs	$(40)	(37)	(142)	(104)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

Further detail on the valuation of residential MSRs can be found in Note 11 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation of the residential MSR portfolio. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the residential MSR portfolio. In addition to the derivative positions used to economically hedge the residential MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net losses and gains on these securities were immaterial for both the three and nine months ended September 30, 2026 and 2025.

At September 30, 2026 and 2025, the Bancorp serviced $85.1 billion and $89.6 billion, respectively, of residential mortgage loans for other investors.

Other noninterest income decreased $11 million and increased $9 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The decrease for the three months ended September 30, 2026 was primarily due to an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and impairment charges recognized on bank premises and equipment associated with the acquisition of Comerica, partially offset by an increase in BOLI income. The increase for the nine months ended September 30, 2026 was primarily due to an increase in BOLI income and a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B Shares, partially offset by impairment charges recognized on bank premises and equipment associated with the acquisition of Comerica. Refer to Note 21 of the Notes to Condensed Consolidated Financial Statements for additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares and impairment charges recognized on bank premises and equipment.

Noninterest Expense
Noninterest expense increased $782 million and $2.7 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year, which was impacted by activity attributable to the Comerica acquisition and the integration of acquired operations.

The following table presents the components of noninterest expense:

TABLE 10: Components of Noninterest Expense
	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2026	2025	% Change	2026	2025	% Change
Compensation and benefits	$982	685	43	$3,521	2,132	65
Technology and communications	300	128	134	753	378	99
Net occupancy expense	144	89	62	439	260	69
Card and processing expense	60	22	173	205	65	215
Equipment expense	59	44	34	173	126	37
Marketing expense	57	34	68	171	105	63
Loan and lease expense	47	39	21	142	105	35
Other noninterest expense	400	226	77	1,149	664	73
Total noninterest expense	$2,049	1,267	62	$6,553	3,835	71
Efficiency ratio on an FTE basis(a)	62.4%	54.9		69.7	57.3
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

TABLE 11: Comerica Merger-Related Items Included in Noninterest Expense
($ in millions)	For the three months ended September 30, 2026	For the nine months ended September 30, 2026
Compensation and benefits	$30	566
Technology and communications	83	147
Net occupancy expense	20	74
Card and processing expense	—	30
Equipment expense	6	15
Marketing expense	6	8
Other noninterest expense	70	203
Total	$215	1,043

The Bancorp also incurred $10 million of merger-related expenses associated with the acquisition of a DUS business line during the nine months ended September 30, 2026.

Compensation and benefits expense increased $297 million and $1.4 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by the aforementioned merger-related expenses, including employee retention and separation expenses, as well as increases in base compensation, performance-based compensation and employee benefits expense. Full-time equivalent employees totaled 25,069 at September 30, 2026 compared to 18,476 at September 30, 2025.
Technology and communications expense increased $172 million and $375 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by the aforementioned merger-related expenses, increased investments in strategic initiatives and technology modernization as well as technology-related asset impairments.

Net occupancy expense increased $55 million and $179 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by the aforementioned merger-related expenses, as well as increased expenses associated with the Bancorp’s continued expansion into the Southeast markets, Texas and California.

Card and processing expense increased $38 million and $140 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by expenses associated with the Direct Express government prepaid card program. The increase for the nine months ended September 30, 2026 also included the aforementioned merger-related expenses.

Marketing expense increased $23 million and $66 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily due to increased spend on customer acquisition activities.

The following table presents the components of other noninterest expense:

TABLE 12: Components of Other Noninterest Expense
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Intangible amortization	$63	7	171	22
FDIC insurance and other taxes	54	28	155	106
Data processing	83	21	154	61
Professional service fees	33	13	132	38
Travel	30	16	76	48
Securities recordkeeping	29	15	67	42
Losses and adjustments	19	19	63	52
Dues and subscriptions	20	16	56	49
Leasing business expense	18	18	55	54
Net periodic pension benefit, excluding service cost	(29)	—	(65)	—
Other, net	80	73	285	192
Total other noninterest expense	$400	226	1,149	664

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other noninterest expense increased $174 million and $485 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases of $70 million and $203 million, respectively, in merger-related expenses. These expenses primarily included professional service fees, including mergers and acquisitions advisory expense, contract termination charges, insurance expense and expense related to retirement termination benefits associated with former employees of Comerica. Additionally, the increases for the three and nine months ended September 30, 2026 included increases in intangible amortization expense, FDIC insurance and other taxes and data processing expense attributable to the Comerica acquisition. The increases in other noninterest expense for the three and nine months ended September 30, 2026 were partially offset by net periodic pension benefit, excluding service cost, primarily driven by the impact of defined benefit plans acquired from Comerica. For more information, refer to Note 18 of the Notes to Condensed Consolidated Financial Statements.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 13: Applicable Income Taxes
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Income before income taxes	$1,108	837	2,350	2,298
Applicable income tax expense	242	188	518	507
Effective tax rate	21.8%	22.6	22.0	22.1

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

The effective tax rate was 21.8% and 22.0% for the three and nine months ended September 30, 2026, respectively, compared to 22.6% and 22.1% for the same periods in the prior year. The decrease in the effective tax rate for the three months ended September 30, 2026 compared to the same period in the prior year is primarily due to an increase in tax credits and other tax benefits from CDC investments, net of proportional amortization, partially offset by higher nondeductible expenses related to the Comerica acquisition that would not be expected to affect the effective tax rate in future years.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
BALANCE SHEET ANALYSIS

Loans and Leases
The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. The following table presents the end of period components of loans and leases, including loans and leases held for sale:

TABLE 14: Components of Loans and Leases (including loans and leases held for sale)
As of ($ in millions)	September 30, 2026	December 31, 2025
Commercial loans and leases:
Commercial and industrial loans	$86,221	52,795
Commercial mortgage loans	27,576	12,257
Commercial construction loans	9,023	5,316
Commercial leases	3,779	3,269
Total commercial loans and leases	$126,599	73,637
Consumer loans:
Residential mortgage loans	20,390	18,310
Home equity	7,132	4,846
Indirect secured consumer loans	18,196	17,964
Credit card	1,660	1,747
Solar energy installation loans	4,193	4,560
Other consumer loans	2,830	2,320
Total consumer loans	$54,401	49,747
Total loans and leases	$181,000	123,384
Total portfolio loans and leases (excluding loans and leases held for sale)	$180,272	122,651

Total loans and leases, including loans and leases held for sale, increased $57.6 billion, or 47%, from December 31, 2025 primarily driven by the Comerica acquisition as the Bancorp acquired commercial and consumer loans and leases of $50.5 billion at acquisition. Table 15 summarizes the detail of loans and leases acquired as a result of the Comerica acquisition on February 1, 2026.

TABLE 15: Loans and Leases Acquired
($ in millions)
Commercial loans and leases:
Commercial and industrial loans	$28,523
Commercial mortgage loans	15,119
Commercial construction loans	2,635
Commercial leases	203
Total commercial loans and leases	$46,480
Consumer loans:
Residential mortgage loans	1,854
Home equity	1,772
Other consumer loans	434
Total consumer loans	$4,060
Total loans and leases	$50,540
Total portfolio loans and leases (excluding loans and leases held for sale)	$50,539

The following discussion excludes the initial impact of the loans and leases acquired in the Comerica acquisition on February 1, 2026. Commercial loans and leases increased $6.5 billion, or 9%, from December 31, 2025 primarily due to increases in commercial and industrial loans and commercial construction loans. Commercial and industrial loans increased $4.9 billion, or 9%, from December 31, 2025 primarily as a result of loan originations exceeding payoffs as well as increased line utilization. Commercial construction loans increased $1.1 billion, or 20%, from December 31, 2025 as loan originations exceeded payoffs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. The carrying value of total investment securities, which consist of available-for-sale debt and other securities, held-to-maturity securities, trading debt securities and equity securities, was $66.1 billion and $49.0 billion at September 30, 2026 and December 31, 2025, respectively. The increase in total investment securities reflects the impact of the Comerica acquisition, including $7.2 billion of available-for-sale debt and other securities, $3.7 billion of held-to-maturity securities, $170 million of trading debt securities and $141 million of equity securities acquired on February 1, 2026.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading typically when bought and held principally for the purpose of selling them in the near term. The taxable available-for-sale debt and other securities portfolio had an effective duration of 4.2 and 3.8 at September 30, 2026 and December 31, 2025, respectively. The taxable held-to-maturity securities portfolio had an effective duration of 4.9 and 5.1 at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026, the Bancorp’s investment securities portfolio consisted primarily of U.S. Treasury and other government guaranteed securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt securities and held-to-maturity securities at both September 30, 2026 and December 31, 2025. At both September 30, 2026 and December 31, 2025, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during both the three and nine months ended September 30, 2026 and 2025.

The Bancorp recognized impairment losses of zero and $7 million on its available-for-sale debt and other securities for the three and nine months ended September 30, 2026, respectively. The Bancorp recognized an immaterial amount of impairment losses on its available-for-sale debt and other securities for both the three and nine months ended September 30, 2025. These losses were included in securities gains (losses), net, in the Condensed Consolidated Statements of Income and related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

The following table summarizes the end of period components of investment securities:

TABLE 16: Components of Investment Securities
As of ($ in millions)	September 30, 2026	December 31, 2025
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$2,199	1,575
Mortgage-backed securities:
Agency residential mortgage-backed securities	15,677	9,138
Agency commercial mortgage-backed securities	23,392	22,307
Non-agency commercial mortgage-backed securities	2,680	3,032
Asset-backed securities and other debt securities	2,686	2,381
Other securities(a)	1,084	674
Total available-for-sale debt and other securities	$47,718	39,107
Held-to-maturity securities (amortized cost basis):(b)
U.S. Treasury and federal agencies securities	$5,510	2,438
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,491	5,023
Agency commercial mortgage-backed securities	9,859	3,905
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$20,862	11,368
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$889	494
Obligations of states and political subdivisions securities	119	63
Agency residential mortgage-backed securities	29	49
Asset-backed securities and other debt securities	723	451
Total trading debt securities	$1,760	1,057
Total equity securities (fair value)	$471	453
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.
(b)Includes a discount of $653 and $742 at September 30, 2026 and December 31, 2025, respectively, pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the estimated future amortization of unrealized losses related to investment securities transferred from available-for-sale to held-to-maturity. At September 30, 2026, these transferred securities had an estimated weighted-average life of 6.4 years.

TABLE 17: Estimated Amortization of Unrealized Losses on Securities Transferred to Held-to-Maturity
As of September 30, 2026 ($ in millions)
Remainder of 2026	$2
2027	17
2028	48
2029	20
2030	23
Thereafter	543
Unamortized portion of unrealized losses	$653

On an amortized cost basis, available-for-sale debt and other securities and held-to-maturity securities comprised 26% of total interest-earning assets at both September 30, 2026 and December 31, 2025. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 5.5 years and 5.1 years at September 30, 2026 and December 31, 2025, respectively. In addition, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.52% and 3.09% at September 30, 2026 and December 31, 2025, respectively. The held-to-maturity securities portfolio had an estimated weighted-average life of 5.9 years and 6.4 years at September 30, 2026 and December 31, 2025, respectively. In addition, the held-to-maturity securities portfolio had a weighted-average yield of 4.07% and 3.50% at September 30, 2026 and December 31, 2025, respectively.

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

The fair values of investment securities are impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally decreases when interest rates increase or when credit spreads widen, and, conversely, increases when interest rates decrease or when credit spreads contract. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $4.7 billion and $2.9 billion at September 30, 2026 and December 31, 2025, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Characteristics of Available-for-Sale Debt and Other Securities
As of September 30, 2026 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$25	25	0.9	3.56%
Average life after one year through five years	2,174	2,134	2.7	4.22
Total	$2,199	2,159	2.7	4.22%
Agency residential mortgage-backed securities:
Average life within one year	56	55	0.7	3.84
Average life after one year through five years	3,395	3,198	3.7	3.68
Average life after five years through ten years	11,299	10,433	7.0	4.71
Average life after ten years	927	677	12.3	2.87
Total	$15,677	14,363	6.6	4.37%
Agency commercial mortgage-backed securities:(a)
Average life within one year	444	434	0.9	2.61
Average life after one year through five years	11,001	10,245	3.0	3.03
Average life after five years through ten years	9,672	8,139	6.6	2.95
Average life after ten years	2,275	1,608	13.1	2.49
Total	$23,392	20,426	5.4	2.94%
Non-agency commercial mortgage-backed securities:
Average life within one year	596	589	0.4	3.63
Average life after one year through five years	1,264	1,103	4.1	2.43
Average life after five years through ten years	820	719	5.2	3.24
Total	$2,680	2,411	3.6	2.94%
Asset-backed securities and other debt securities:
Average life within one year	103	103	0.3	3.79
Average life after one year through five years	2,195	2,073	3.0	3.62
Average life after five years through ten years	388	365	5.9	4.00
Total	$2,686	2,541	3.3	3.68%
Other securities	1,084	1,084
Total available-for-sale debt and other securities	$47,718	42,984	5.5	3.52%
(a)Taxable-equivalent yield adjustments included in the above table are 0.06% and 0.02% for securities with an average life between 5 and 10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 19: Characteristics of Held-to-Maturity Securities
As of September 30, 2026 ($ in millions)	Amortized Cost(b)	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$316	315	0.8	1.82%
Average life after one year through five years	2,320	2,262	3.0	3.12
Average life after five years through ten years	2,874	2,795	6.8	4.67
Total	$5,510	5,372	4.9	3.86%
Agency residential mortgage-backed securities:
Average life after five years through ten years	5,491	5,057	8.4	3.86
Total	$5,491	5,057	8.4	3.86%
Agency commercial mortgage-backed securities:(a)
Average life within one year	27	27	0.1	6.02
Average life after one year through five years	4,820	4,636	4.1	4.18
Average life after five years through ten years	4,880	4,604	6.0	4.37
Average life after ten years	132	125	10.8	5.19
Total	$9,859	9,392	5.1	4.30%
Asset-backed securities and other debt securities:
Average life after five years through ten years	2	2	9.1	7.08
Total	$2	2	9.1	7.08%
Total held-to-maturity securities	$20,862	19,823	5.9	4.07%
(a)Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.07%, 1.11% and 0.08% for securities with an average life between one and five years, average life between 5 and 10 years, average life greater than 10 years and in total, respectively.
(b)Includes a discount of $653 pertaining to the unamortized portion of unrealized losses on securities transferred to HTM.

Other Short-Term Investments
Other short-term investments have original maturities of less than one year and primarily include interest-bearing balances that are funds on deposit at the FRB or other depository institutions. Other short-term investments are used as an extension of the investment securities portfolio to manage liquidity risk. Other short-term investments were $16.5 billion at September 30, 2026, a decrease of $2.4 billion from December 31, 2025. The decrease was primarily driven by the strategic redeployment of liquidity into investment securities to proactively manage interest rate risk, wholesale funding maturities that were not replaced, as well as growth in loans and leases during the nine months ended September 30, 2026, partially offset by an increase in core deposits, including the migration of former off-balance-sheet Comerica investment sweep balances onto the balance sheet during the third quarter of 2026, and other short-term investment balances acquired in connection with the acquisition of Comerica.

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

The following table presents the end of period components of deposits:

TABLE 20: Components of Deposits
As of ($ in millions)	September 30, 2026	December 31, 2025
Demand	$64,747	42,647
Interest checking	81,784	61,155
Savings	18,002	16,155
Money market	60,842	39,285
Total transaction deposits	$225,375	159,242
CDs $250,000 or less	11,576	10,599
Total core deposits	$236,951	169,841
CDs over $250,000(a)	2,535	1,978
Total deposits	$239,486	171,819
(a)Includes $1 and $777 of retail brokered CDs which are fully covered by FDIC insurance as of September 30, 2026 and December 31, 2025, respectively.

Total deposits increased $67.7 billion, or 39%, from December 31, 2025 primarily due to the Comerica acquisition as the Bancorp assumed commercial and consumer deposit balances of $65.2 billion at acquisition. Table 21 summarizes the detail of deposits assumed as a result of the Comerica acquisition on February 1, 2026.

TABLE 21: Deposits Assumed
($ in millions)
Demand	$22,507
Interest checking	13,661
Savings	1,970
Money market	22,962
Total transaction deposits	$61,100
CDs $250,000 or less	2,049
Total core deposits	$63,149
CDs over $250,000	2,042
Total deposits	$65,191
The following discussion excludes the initial impact of the deposits assumed in the Comerica acquisition on February 1, 2026. Core deposits increased $4.0 billion, or 2%, from December 31, 2025 primarily due to an increase in transaction deposits, partially offset by a decrease in CDs $250,000 or less. Transaction deposits increased $5.0 billion, or 3%, from December 31, 2025 primarily driven by an increase in interest checking deposits, partially offset by a decrease in money market deposits. Interest checking deposits increased $7.0 billion, or 11%, from December 31, 2025 primarily due to the migration of former off-balance-sheet Comerica investment sweep balances onto the balance sheet during the third quarter of 2026 as well as certain Comerica legacy deposit products that were simplified into more modern interest checking products resulting in a shift from money market deposits into commercial interest checking deposits during the third quarter of 2026. Additionally, the increase in interest checking deposits is partially attributable to higher balances per commercial customer account. Money market deposits decreased $1.4 billion, or 4%, from December 31, 2025 primarily as a result of the aforementioned shift of certain Comerica legacy deposit products from commercial money market deposits to commercial interest checking deposits occurring in the third quarter of 2026, partially offset by higher offering rates from promotional offers and branch expansion leading to growth in the number of consumer customer accounts as well as higher balances per consumer customer account. CDs $250,000 or less decreased $1.1 billion, or 10%, from December 31, 2025 primarily due to lower balances per customer account driven by maturities which outpaced new issuances given current market conditions.

CDs over $250,000 decreased $1.5 billion, or 75%, from December 31, 2025 primarily due to maturities of retail brokered CDs.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. As of September 30, 2026 and December 31, 2025, approximately $137.6 billion, or 58%, and $101.8 billion, or 59%, respectively, of the Bancorp’s domestic deposits were estimated to be insured. As of September 30, 2026 and December 31, 2025, approximately $101.5 billion and $69.8 billion, respectively, of the Bancorp’s domestic deposits were estimated to be uninsured. At September 30, 2026 and December 31, 2025, approximately $1.9 billion and $1.1 billion, respectively, of domestic time deposits were

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
estimated to be uninsured. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. For further information on the components of short-term borrowings, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes the end of period components of borrowings:

TABLE 22: Components of Borrowings
As of ($ in millions)	September 30, 2026	December 31, 2025
Short-term borrowings	$1,200	926
Long-term debt	16,938	13,589
Total borrowings	$18,138	14,515

Total borrowings increased $3.6 billion, or 25%, from December 31, 2025 primarily due to an increase in long-term debt of $3.3 billion driven by long-term debt assumed in the Comerica acquisition totaling $5.5 billion. Additionally, the increase from December 31, 2025 included the issuance of senior fixed-rate/floating-rate notes in January 2026 totaling $2.0 billion, which was more than offset by $3.7 billion of redemptions and maturities and $285 million of fair value adjustments associated with hedged long-term debt. For further information regarding long-term debt activity, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. In general, the charge rates on assets decreased since December 31, 2025 as they were affected by the prevailing level of charges previously assigned to acquired Comerica assets and to a lesser extent the impact of the reduced liquidity premium assumptions on new production throughout 2026. Additionally, charge rates on new production have increased relative to the existing portfolio driven by the impact of higher long-term interest rates while variable-rate asset charges are higher driven by short-term interest rates. The credit rates for deposit products have increased since December 31, 2025 due to increases in intermediate- and long-term interest rates.

For more information about the Bancorp’s FTP process and other allocation methodologies, refer to the Business Segment Review section included in MD&A of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Results of the Bancorp’s segments for the three and nine months ended September 30, 2026 were impacted by activity attributable to the Comerica acquisition and the integration of acquired operations.

The following table summarizes income (loss) before income taxes on an FTE basis by segment:

TABLE 23: Income (Loss) Before Income Taxes (FTE) by Segment
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Commercial Banking	$818	251	2,083	896
Consumer and Small Business Banking	656	665	1,745	1,836
Wealth and Asset Management	106	71	290	187
General Corporate and Other(a)	(467)	(145)	(1,753)	(606)
Income before income taxes (FTE)(b)	$1,113	842	2,365	2,313
(a)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.
(b)Includes FTE adjustments of $5 for both the three months ended September 30, 2026 and 2025 and $15 for both the nine months ended September 30, 2026 and 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Commercial Banking
Commercial Banking offers credit intermediation, cash management and financial services to large and middle-market businesses and government and professional customers.

The following table contains selected financial data for the Commercial Banking segment:

TABLE 24: Commercial Banking
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Income Statement Data
Net interest income (FTE)(a)	$1,147	594	3,141	1,742
Provision for credit losses	80	246	265	405
Net interest income after provision for credit losses	1,067	348	2,876	1,337
Noninterest income	512	357	1,459	977
Noninterest expense	761	454	2,252	1,418
Income before income taxes (FTE)(a)	$818	251	2,083	896
Average Balance Sheet Data
Loans and leases, including held for sale	$114,568	68,007	108,059	68,400
Noninterest-bearing deposits	32,194	16,661	30,126	16,285
Interest-bearing deposits	67,251	44,219	63,530	44,297
(a)Includes FTE adjustments of $3 for both the three months ended September 30, 2026 and 2025 and $9 for both the nine months ended September 30, 2026 and 2025.

Income before income taxes on an FTE basis was $818 million and $2.1 billion for the three and nine months ended September 30, 2026, respectively, compared to $251 million and $896 million for the same periods in the prior year. The increases were primarily driven by increases in net interest income on an FTE basis and noninterest income as well as decreases in provision for credit losses, partially offset by increases in noninterest expense.

Net interest income on an FTE basis increased $553 million and $1.4 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in the average balances of commercial loans and leases, increases in FTP credits on deposits and decreases in rates paid on average interest-bearing deposits. These positive impacts were partially offset by increases in FTP charges on commercial loans and leases, increases in the average balances of deposits and decreases in yields on average commercial loans and leases.

Provision for credit losses decreased $166 million and $140 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by decreases in net charge-offs on commercial loans, which included the impact of $178 million resulting from the fraud-related impairment of an asset-backed finance commercial loan in the third quarter of 2025, partially offset by increases in the allocated provision for credit losses related to commercial criticized asset levels. Annualized net charge-offs as a percent of average portfolio loans and leases decreased to 19 bps and 21 bps for the three and nine months ended September 30, 2026, respectively, compared to 156 bps and 74 bps for the same periods in the prior year.

Noninterest income increased $155 million and $482 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily due to increases in commercial payments revenue, capital markets fees and commercial banking revenue. Noninterest expense increased $307 million and $834 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense, compensation and benefits expense and card and processing expense.

The average balance sheet data for the Commercial Banking segment reflected the impact of the Comerica acquisition, including $43.4 billion of loans and leases, $15.7 billion of noninterest-bearing deposits and $21.3 billion of interest-bearing deposits on February 1, 2026. Average loans and leases increased $46.6 billion and $39.7 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans, which included the impact of the Comerica acquisition. Average interest-bearing deposits increased $23.0 billion and $19.2 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by the Comerica acquisition which led to increases in average money market deposits and average interest checking deposits.

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

The following table contains selected financial data for the Consumer and Small Business Banking segment:

TABLE 25: Consumer and Small Business Banking
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Income Statement Data
Net interest income	$1,274	1,082	3,584	3,141
Provision for credit losses	89	73	260	241
Net interest income after provision for credit losses	1,185	1,009	3,324	2,900
Noninterest income	326	309	944	884
Noninterest expense	855	653	2,523	1,948
Income before income taxes	$656	665	1,745	1,836
Average Balance Sheet Data
Loans and leases, including held for sale	$55,931	51,367	55,263	50,230
Noninterest-bearing deposits	29,381	23,298	28,623	23,101
Interest-bearing deposits	94,172	68,730	88,860	67,906
Income before income taxes was $656 million and $1.7 billion for the three and nine months ended September 30, 2026, respectively, compared to $665 million and $1.8 billion for the same periods in the prior year. The decreases were primarily driven by increases in noninterest expense and provision for credit losses, partially offset by increases in net interest income and noninterest income.

Net interest income increased $192 million and $443 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in FTP credits on deposits and increases in the average balances of loans and leases. The increase for the nine months ended September 30, 2026 compared to the same period in the prior year was also impacted by a decrease in rates paid on average interest-bearing deposits. These positive impacts were partially offset by increases in the average balances of deposits and increases in FTP charges on loans and leases.

Provision for credit losses increased $16 million and $19 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in net charge-offs on commercial and industrial loans and consumer loans as well as increases in the allocated provision for credit losses related to commercial criticized asset levels. Annualized net charge-offs as a percent of average portfolio loans and leases were 60 bps and 61 bps for the three and nine months ended September 30, 2026, respectively, compared to 56 bps and 63 bps for the same periods in the prior year.

Noninterest income increased $17 million and $60 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in commercial payments revenue, consumer banking revenue and wealth and asset management revenue, partially offset by decreases in mortgage banking net revenue. Noninterest expense increased $202 million and $575 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense, compensation and benefits expense, net occupancy expense and marketing expense.

The average balance sheet data for the Consumer and Small Business Banking segment reflected the impact of the Comerica acquisition, including $2.5 billion of loans and leases, $5.5 billion of noninterest-bearing deposits and $18.2 billion of interest-bearing deposits on February 1, 2026. Average loans and leases increased $4.6 billion and $5.0 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily due to increases in average home equity, average commercial and industrial loans, average indirect secured consumer loans and average residential mortgage loans, which included the impact of the Comerica acquisition. Average interest-bearing deposits increased $25.4 billion and $21.0 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in average money market deposits, average interest checking deposits, average CDs and average savings deposits, which included the impact of the Comerica acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Wealth and Asset Management
Wealth and Asset Management provides a full range of wealth management solutions for individuals, companies and not-for-profit organizations, including wealth planning, investment management, banking, insurance, trust and estate services.

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 26: Wealth and Asset Management
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Income Statement Data
Net interest income	$112	55	307	161
Provision for (benefit from) credit losses	7	—	2	(2)
Net interest income after provision for (benefit from) credit losses	105	55	305	163
Noninterest income	183	109	535	320
Noninterest expense	182	93	550	296
Income before income taxes	$106	71	290	187
Average Balance Sheet Data
Loans and leases, including held for sale	$9,504	4,603	9,067	4,497
Noninterest-bearing deposits	1,264	366	1,236	403
Interest-bearing deposits	11,849	9,187	11,642	9,731
Income before income taxes was $106 million and $290 million for the three and nine months ended September 30, 2026, respectively, compared to $71 million and $187 million for the same periods in the prior year. The increases were primarily driven by increases in noninterest income and net interest income, partially offset by increases in noninterest expense.

Net interest income increased $57 million and $146 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in the average balances of loans and leases, increases in FTP credits on deposits and decreases in rates paid on average interest-bearing deposits, partially offset by increases in FTP charges on loans and leases and increases in the average balances of deposits.

Noninterest income increased $74 million and $215 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily due to increases in wealth and asset management revenue. Noninterest expense increased $89 million and $254 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense and compensation and benefits expense.

The average balance sheet data for the Wealth and Asset Management segment reflected the impact of the Comerica acquisition, including $4.6 billion of loans and leases, $1.1 billion of noninterest-bearing deposits and $2.3 billion of interest-bearing deposits on February 1, 2026. Average loans and leases increased $4.9 billion and $4.6 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by the Comerica acquisition which led to increases in average commercial mortgage loans, average residential mortgage loans and average commercial and industrial loans. Average interest-bearing deposits increased $2.7 billion and $1.9 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in average interest checking deposits and average money market deposits, which included the impact of the Comerica acquisition. The increase for the nine months ended September 30, 2026 compared to the same period in the prior year was partially offset by a decrease in average savings deposits.

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

Net interest income on an FTE basis decreased $51 million and $21 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily driven by increases in FTP credits on deposits allocated to the segments, partially offset by increases in FTP charges on loans and leases allocated to the segments and increases in interest income on securities and commercial loans. The increase in FTP charges allocated to the segments was primarily driven by increases in total assets associated with the acquisition of Comerica. To a lesser extent, increases in market interest rates net of reduced liquidity premium assumptions increased FTP charges on new fixed-rate loan and lease production relative to the existing portfolio. The increase in FTP credits allocated to the segments was primarily driven by increases in total liabilities associated with the acquisition of Comerica and higher FTP credit rates paid on deposits as a result of higher market interest rates net of reduced liquidity premium assumptions. Given the daily repricing option on non-maturity deposits, the FTP credits on deposits earned by the segments generally increase or decrease at a faster pace than the amount of allocated FTP charges on loans and leases. Under the Bancorp’s internal reporting methodology, the Bancorp insulates the segments from interest rate risk associated with fixed-rate lending by transferring this risk to General Corporate and Other through the FTP methodology.

The benefit from credit losses decreased $68 million and $52 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2026 compared to the same period in the prior year was primarily driven by an increase in the ACL captured in General Corporate and Other, partially offset by a decrease in the provision for the reserve for unfunded commitments. The decrease for the nine months ended September 30, 2026 compared to the same period in the prior year was primarily driven by an increase in the provision for the reserve for unfunded commitments recorded as part of the initial recognition of the reserve for unfunded commitments assumed in the Comerica acquisition.

Noninterest income decreased $19 million for both the three and nine months ended September 30, 2026 compared to the same periods in the prior year. The decrease for the three months ended September 30, 2026 compared to the same period in the prior year was primarily driven by the recognition of net securities losses for the three months ended September 30, 2026 compared to net securities gains for the same period in the prior year. The decrease for the nine months ended September 30, 2026 compared to the same period in the prior year was primarily driven by decreases in net securities gains and commercial payments revenue, partially offset by an increase in other noninterest income.

Noninterest expense increased $184 million and $1.1 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily due to merger-related expenses related to the Comerica acquisition. Refer to the Noninterest Expense subsection of the Statements of Income Analysis section of MD&A for information on the merger-related expenses. Additionally, the increases for the three and nine months ended September 30, 2026 compared to the same periods in the prior year were driven by increases in compensation and benefits expense and technology and communications expense, largely offset by increases in corporate overhead allocations from General Corporate and Other to the other segments.

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

TABLE 27: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	September 30, 2026			December 31, 2025
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$25,597	36,941	36	13,929	23,228	7
Financial services and insurance	15,972	36,258	27	9,633	21,859	20
Manufacturing	13,731	28,539	46	8,561	18,998	59
Business services	11,459	19,464	48	6,600	11,128	90
Retail trade	9,098	17,226	49	3,248	7,808	53
Wholesale trade	9,026	17,449	47	5,378	10,566	45
Construction	7,559	14,817	37	3,112	7,599	26
Healthcare	7,119	10,374	83	5,834	8,616	45
Accommodation and food	5,731	9,204	132	4,571	7,076	14
Communication and information	5,513	9,391	96	3,191	6,072	53
Mining	3,825	9,630	—	2,103	5,677	—
Transportation and warehousing	3,632	6,197	5	2,381	3,894	5
Utilities	3,292	7,254	8	1,884	3,251	—
Entertainment and recreation	2,545	4,539	24	1,666	3,032	4
Other	2,267	4,702	20	1,471	2,773	6
Total	$126,366	231,985	658	73,562	141,577	427
By Loan Size:
Less than $1 million	4%	3	17	6	5	15
$1 million to $5 million	8	6	15	7	5	10
$5 million to $10 million	6	5	9	4	4	8
$10 million to $25 million	14	13	33	12	10	18
$25 million to $50 million	24	22	26	23	21	25
$50 million to $100 million	23	25	—	26	28	24
Greater than $100 million	21	26	—	22	27	—
Total	100%	100	100	100	100	100
By State:
California	16%	14	18	11	9	4
Texas	14	14	13	8	9	16
Michigan	8	8	8	5	5	5
Illinois	6	5	9	8	7	6
Florida	6	5	10	7	7	5
Other	50	54	42	61	63	64
Total	100%	100	100	100	100	100

The origination policies for commercial real estate outline the risks and underwriting requirements for owner and nonowner-occupied and construction lending. Included in the policies are maturity and amortization terms, maximum LTVs, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable), pro forma analysis requirements and interest rate sensitivity. The Bancorp requires a valuation of real estate collateral, which may include third-party appraisals, be performed at the time of origination and renewal in accordance with regulatory requirements and on an as-needed basis when market conditions justify. The Bancorp maintains an appraisal review department to order and review third-party appraisals in accordance with regulatory requirements. Criticized assets are reviewed at least quarterly to assess the appropriateness of the values used in determining charge-offs and reserves, such as collateral valuations and other credit-related assumptions. Additionally, credit relationships that meet established criteria based on either nonaccrual status or aggregate net charge-offs are reviewed monthly.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 28: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of September 30, 2026 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$391	996	8,830
Commercial mortgage nonowner-occupied loans	—	258	13,365
Total	$391	1,254	22,195

TABLE 29: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2025 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$423	544	3,392
Commercial mortgage nonowner-occupied loans	—	92	5,800
Total	$423	636	9,192

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

The following tables provide an analysis of nonowner-occupied commercial real estate loans, disaggregated by property location (excluding loans held for sale):

TABLE 30: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of September 30, 2026 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
California	$5,989	8,384	16
Texas	4,778	6,954	2
Florida	1,698	2,484	—
Michigan	1,479	1,829	—
Ohio	958	1,496	6
All other states	7,827	10,300	4
Total	$22,729	31,447	28
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 31: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2025 ($ in millions)	Outstanding	Exposure	Nonaccrual
By State:
California	$862	1,262	—
Texas	1,010	1,917	—
Florida	1,377	2,222	—
Michigan	784	990	—
Ohio	918	1,450	—
All other states	5,867	8,251	5
Total	$10,818	16,092	5
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

The consumer loan portfolio acquired in connection with the Comerica acquisition is comprised primarily of residential mortgage, home equity, and other consumer loans. The portfolios are managed within the Bancorp’s credit risk management framework to ensure adherence to risk appetite.

Residential mortgage portfolio
The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to loan characteristics determined to increase credit risk. Additionally, the portfolio is governed by concentration limits that ensure product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate residential mortgage loans that permit customers to make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $701 million of ARM loans will have rate resets during the next twelve months. Underlying characteristics of these borrowers include a weighted-average origination debt-to-income ratio of 55% and weighted-average origination LTV of 68%. Approximately 99% of these loans are expected to experience an increase in rate upon reset. For those borrowers, rates are expected to increase by an average of approximately 2.0%, resulting in an average increase in monthly payment amount of approximately 43%.

Certain residential mortgage products have characteristics that may increase the Bancorp’s credit loss rates in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTVs, multiple loans secured by the same collateral that when combined result in an LTV greater than 80% and interest-only loans.

The Bancorp has deemed residential mortgage loans with an LTV greater than 80% and no mortgage insurance as loans that represent a higher level of risk. The majority of the Bancorp’s residential mortgage loans with an LTV greater than 80% at origination and no mortgage insurance are located in Illinois, Florida, Ohio, North Carolina and Michigan, with the remaining balances distributed throughout the Bancorp’s footprint. Approximately 66% of these loans consist of loans originated through the Bancorp’s loan program for doctors.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 32: Residential Mortgage Portfolio Loans by LTV at Origination
	September 30, 2026		December 31, 2025
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$13,169	64.6%	$11,560	64.3%
LTV > 80%, with mortgage insurance(a)	3,347	95.4	3,133	95.4
LTV > 80%, no mortgage insurance	3,379	91.4	2,959	91.5
Total	$19,895	74.5%	$17,652	74.5%
(a)Includes loans with either borrower or lender paid mortgage insurance.

At September 30, 2026 and December 31, 2025, $36 million and $27 million, respectively, of the Bancorp’s nonaccrual residential mortgage portfolio loans had an LTV greater than 80% at origination and no mortgage insurance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Home equity portfolio
The Bancorp’s home equity portfolio of $7.1 billion is primarily comprised of home equity lines of credit with a 10-year interest-only draw period followed by a 20-year amortization period. The home equity portfolio is managed in two primary groups: loans with a combined LTV greater than 80% and loans with an LTV of 80% or less, based on appraisals at origination. As of September 30, 2026, these loans were predominantly located within the Bancorp’s footprint and had a weighted-average refreshed FICO score of 754.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 33: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	September 30, 2026		December 31, 2025
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$150	2%	$95	2%
FICO 660-719	242	4	159	3
FICO ≥ 720	1,590	22	1,099	23
Total senior liens	$1,982	28%	$1,353	28%
Junior Liens:
FICO ≤ 659	392	6	276	6
FICO 660-719	805	11	579	12
FICO ≥ 720	3,953	55	2,638	54
Total junior liens	$5,150	72%	$3,493	72%
Total	$7,132	100%	$4,846	100%

The Bancorp believes that home equity portfolio loans with an LTV greater than 80% at origination (including senior liens, if applicable) present a higher level of risk. As of September 30, 2026 and December 31, 2025, home equity portfolio loans with an LTV greater than 80% totaled $1.0 billion and $997 million, respectively, with a weighted-average LTV of 86.9% and 87.6%, respectively, and included $34 million and $22 million, respectively, of nonaccrual portfolio loans. These loans primarily consisted of loans in a junior lien position and were predominantly located within the Bancorp’s footprint.

Indirect secured consumer portfolio
As of September 30, 2026, the indirect secured consumer portfolio consisted of $15.3 billion of automobile loans and $2.9 billion primarily comprised of indirect recreational vehicle and marine loans. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 34: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2026		December 31, 2025
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$166	1%	$172	1%
FICO 660-719	3,059	17	3,102	17
FICO ≥ 720	14,971	82	14,690	82
Total	$18,196	100%	$17,964	100%

It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 35: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	September 30, 2026		December 31, 2025
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$12,879	80.4%	$12,961	80.0%
LTV > 100%	5,317	110.2	5,003	110.1
Total	$18,196	89.1%	$17,964	88.4%

At September 30, 2026 and December 31, 2025, $24 million and $26 million, respectively, of the Bancorp’s nonaccrual indirect secured consumer portfolio loans had an LTV greater than 100% at origination. Net charge-offs on indirect secured consumer loans with an LTV greater than 100% at origination were $6 million and $8 million for the three months ended September 30, 2026 and 2025, respectively, and $26 million and $22 million for the nine months ended September 30, 2026 and 2025, respectively.

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% of balances existing within the Bancorp’s footprint at both September 30, 2026 and December 31, 2025. At September 30, 2026 and December 31, 2025, 71% and 72%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Given credit card balances typically carry variable rates, the portfolio is sensitive to interest rate increases and it is regularly monitored to ensure the portfolio remains within the Bancorp’s risk appetite.

The following table provides an analysis of the Bancorp’s outstanding credit card portfolio disaggregated based upon FICO score at origination as of:

TABLE 36: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2026		December 31, 2025
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$83	5%	$83	5%
FICO 660-719	445	27	471	27
FICO ≥ 720	1,132	68	1,193	68
Total	$1,660	100%	$1,747	100%

Solar energy installation loans portfolio
The Bancorp originated point-of-sale solar energy installation loans through a network of approved installers. The Bancorp considers several factors when monitoring its solar energy installation loan portfolio, including concentrations by installer, concentrations by state and FICO distributions at origination. At both September 30, 2026 and December 31, 2025, loans originated through the Bancorp’s three largest approved installers represented approximately 22% of total balances outstanding in the solar energy installation loan portfolio. The expiration of consumer clean energy tax incentives on December 31, 2025 led to a market shift away from loan-based financing. As a result, the Bancorp paused the origination of new loans in this portfolio in July 2026.

The following table provides an analysis of solar energy installation portfolio loans outstanding by state as of:

TABLE 37: Solar Energy Installation Portfolio Loans Outstanding by State
	September 30, 2026		December 31, 2025
($ in millions)	Outstanding	Nonaccrual	Outstanding	Nonaccrual
By State:
Florida	$594	8	646	6
California	514	2	552	1
Texas	481	3	525	3
Arizona	337	2	370	2
Virginia	249	1	270	—
All other states	2,018	7	2,197	10
Total	$4,193	23	4,560	22

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of solar energy installation portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 38: Solar Energy Installation Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2026		December 31, 2025
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$4	—%	$4	—%
FICO 660-719	607	15	652	14
FICO ≥ 720	3,582	85	3,904	86
Total	$4,193	100%	$4,560	100%

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

The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 39: Other Consumer Portfolio Loans Outstanding by Product Type
	September 30, 2026		December 31, 2025
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Other secured	$1,296	46%	$999	44%
Unsecured	655	23	422	18
Point-of-sale home improvement	626	22	543	23
Third-party point-of-sale	253	9	356	15
Total	$2,830	100%	$2,320	100%

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

TABLE 40: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	September 30, 2026	December 31, 2025
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$449	393
Commercial mortgage loans	141	34
Commercial construction loans	64	—
Commercial leases	4	—
Residential mortgage loans	159	149
Home equity	135	71
Indirect secured consumer loans	61	61
Credit card	29	29
Solar energy installation loans	23	22
Other consumer loans	5	8
Total nonaccrual portfolio loans and leases(a)(b)	$1,070	767
OREO and other repossessed property(d)	90	30
Total nonperforming portfolio assets	$1,160	797
Nonaccrual loans held for sale	162	70
Total nonperforming assets	$1,322	867
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$5	2
Commercial mortgage loans	4	—
Commercial construction loans	—	1
Residential mortgage loans(c)	16	10
Credit card	16	17
Other consumer loans	1	—
Total portfolio loans and leases 90 days past due and still accruing	$42	30
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.64%	0.65
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.59	0.62
ACL as a percent of nonperforming portfolio loans and leases	292	314
ACL as a percent of nonperforming portfolio assets	270	302
(a)Includes $42 and $21 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of September 30, 2026 and December 31, 2025, respectively.
(b)Nonaccrual loans and leases secured by real estate were 48% and 34% of nonaccrual loans and leases as of September 30, 2026 and December 31, 2025, respectively.
(c)Excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $278 as of September 30, 2026 and $195 as of December 31, 2025. The Bancorp recognized losses of $1 for both the three and nine months ended September 30, 2026 and an immaterial amount for both the three and nine months ended September 30, 2025 due to claim denials and curtailments associated with these insured or guaranteed loans.
(d)Includes $69 and $12 of branch-related real estate no longer intended to be used for banking purposes as of September 30, 2026 and December 31, 2025, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 41: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2026 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$427	149	191	767
Transfers to nonaccrual status	598	54	297	949
Acquired nonaccrual loans	177	19	32	228
Transfers to accrual status	(2)	(36)	(57)	(95)
Transfers to held for sale	(135)	—	—	(135)
Loan paydowns/payoffs	(179)	(28)	(81)	(288)
Transfers to OREO	—	(4)	(12)	(16)
Charge-offs	(234)	—	(123)	(357)
Draws/other extensions of credit	6	5	6	17
Balance, end of period	$658	159	253	1,070

TABLE 42: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$456	137	230	823
Transfers to nonaccrual status	602	46	246	894
Transfers to accrual status	(4)	(13)	(80)	(97)
Transfers to held for sale	(42)	—	—	(42)
Loan paydowns/payoffs	(152)	(26)	(69)	(247)
Transfers to OREO	—	(5)	(12)	(17)
Charge-offs	(439)	—	(126)	(565)
Draws/other extensions of credit	14	3	2	19
Balance, end of period	$435	142	191	768

Analysis of Net Loan Charge-offs
Table 43 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases decreased to 22 bps and 23 bps during the three and nine months ended September 30, 2026, respectively, compared to 146 bps and 73 bps during the same periods in the prior year. The decreases were primarily due to decreases in net charge-offs on commercial and industrial loans of $199 million and $186 million and decreases in net charge-offs on commercial mortgage loans of $7 million and $22 million for the three and nine months ended September 30, 2026, respectively. The net charge-offs on commercial and industrial loans for the three and nine months ended September 30, 2025 included $178 million resulting from the fraud-related impairment of an asset-backed finance commercial loan. Additionally, the decreases in the ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases for both the three and nine months ended September 30, 2026 were largely attributable to increases in average portfolio commercial loan and lease balances primarily driven by the Comerica acquisition.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans was 52 bps and 55 bps during the three and nine months ended September 30, 2026, respectively, compared to 52 bps and 57 bps during the same periods in the prior year as increases in net charge-offs on solar energy installation loans of $7 million and $17 million for the three and nine months ended September 30, 2026, respectively, were largely offset by increases in average portfolio consumer loan balances for both the three and nine months ended September 30, 2026 primarily driven by the Comerica acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 43: Summary of Credit Loss Experience
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Losses charged-off:
Commercial and industrial loans	$(84)	(280)	(234)	(419)
Commercial mortgage loans	—	(2)	—	(16)
Commercial construction loans	—	—	—	—
Commercial leases	—	—	—	(4)
Residential mortgage loans	(1)	—	(2)	(1)
Home equity	(1)	(1)	(4)	(5)
Indirect secured consumer loans	(35)	(34)	(111)	(103)
Credit card	(19)	(20)	(58)	(62)
Solar energy installation loans	(29)	(20)	(83)	(65)
Other consumer loans(a)	(23)	(25)	(68)	(73)
Total losses charged-off	$(192)	(382)	(560)	(748)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$9	6	25	24
Commercial mortgage loans	6	1	7	1
Commercial construction loans	—	—	1	—
Commercial leases	—	—	—	3
Residential mortgage loans	1	1	2	3
Home equity	2	2	5	5
Indirect secured consumer loans	18	16	52	47
Credit card	5	4	15	14
Solar energy installation loans	6	4	12	11
Other consumer loans(a)	6	9	22	26
Total recoveries of losses previously charged-off	$53	43	141	134
Net losses charged-off: (b)
Commercial and industrial loans	$(75)	(274)	(209)	(395)
Commercial mortgage loans	6	(1)	7	(15)
Commercial construction loans	—	—	1	—
Commercial leases	—	—	—	(1)
Residential mortgage loans	—	1	—	2
Home equity	1	1	1	—
Indirect secured consumer loans	(17)	(18)	(59)	(56)
Credit card	(14)	(16)	(43)	(48)
Solar energy installation loans	(23)	(16)	(71)	(54)
Other consumer loans	(17)	(16)	(46)	(47)
Total net losses charged-off	$(139)	(339)	(419)	(614)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.35%	2.01	0.34	0.98
Commercial mortgage loans	(0.09)	0.04	(0.03)	0.17
Commercial construction loans	(0.01)	—	(0.02)	—
Commercial leases	—	(0.04)	—	0.05
Total commercial loans and leases	0.22%	1.46	0.23	0.73
Residential mortgage loans	—	(0.02)	—	(0.01)
Home equity	(0.03)	(0.05)	(0.02)	—
Indirect secured consumer loans	0.37	0.40	0.44	0.43
Credit card	3.45	3.70	3.52	3.87
Solar energy installation loans	2.18	1.47	2.15	1.68
Other consumer loans	2.34	2.51	2.16	2.50
Total consumer loans	0.52%	0.52	0.55	0.57
Total net losses charged-off as a percent of average portfolio loans and leases	0.31%	1.09	0.33	0.67
(a)The Bancorp recorded $3 and $9 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and nine months ended September 30, 2026, respectively, compared to $4 and $15 for the three and nine months ended September 30, 2025, respectively.
(b)Excludes net charge-offs of $100 which were taken at the time of the Comerica acquisition.

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

At both September 30, 2026 and December 31, 2025, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third-party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger growth outlook while the less favorable outlook (Downside) depicted a moderate recession.

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

September 30, 2026 ACL
The ACL as of September 30, 2026 increased $721 million from December 31, 2025 primarily driven by impacts of the Comerica acquisition, including the initial recognition of allowances on PCD loans and leases and PSLs as well as the initial recognition of the reserve for unfunded commitments as of the acquisition date. The ACL as of September 30, 2026 also included a qualitative adjustment to reflect current economic conditions and outlook, including higher inflation and interest rates, which were not reflected in the Baseline scenario.

At September 30, 2026, the Bancorp assigned an 80% probability weighting to the Baseline scenario and 10% to each of the Upside and Downside scenarios. The following table provides a range of key macroeconomic factors utilized in the Baseline, Upside and Downside scenarios as of September 30, 2026:

TABLE 44: Key Macroeconomic Factors(b)
	Baseline Scenario			Upside Scenario			Downside Scenario
	Year 1	Year 2	Year 3	Year 1	Year 2	Year 3	Year 1	Year 2	Year 3
Inflation rate	2.6%	2.3	1.8	2.5	2.2	1.8	2.5	1.3	1.4
Average annual real GDP growth rate	2.0	2.1	2.4	2.9	2.8	2.6	(1.0)	0.4	2.5
Average unemployment rate	4.5	4.7	4.5	3.7	3.8	3.9	7.2	8.0	6.8
Average federal funds rate	3.6	3.6	3.6	3.7	3.7	3.6	2.9	1.3	1.1
10-year U.S. Treasury yield	4.4	4.4	4.4	4.5	4.5	4.4	3.8	3.6	4.1
Credit spread(a)	2.0	2.2	2.2	1.8	2.1	2.2	2.9	2.7	2.2
Annualized change in S&P 500	3.3	0.4	6.8	10.6	—	6.7	(20.0)	(6.6)	16.5
(a)Represents the difference between Moody’s Baa‑ rated corporate bond yields and U.S. Treasury yields.
(b)As of September 30, 2026, the reasonable and supportable forecast period is a three year period, beginning in the fourth quarter of 2026 and ending in the third quarter of 2029.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Bancorp’s qualitative adjustments, as an overlay to the quantitative models, resulted in a net increase to the ACL as of September 30, 2026 and these qualitative adjustments were relatively flat when compared to the qualitative factors used in the ACL as of June 30, 2026. These qualitative adjustments primarily reflect the Bancorp’s expectations that additional credit losses may be present in its portfolio loans and leases beyond what is predictable using quantitative models alone. The ACL as of September 30, 2026 included a qualitative adjustment to address limitations in the economic forecasts, including economic risks associated with the U.S.-Iran conflict that were also considered in the qualitative adjustment as of June 30, 2026. Certain of these economic risks began to materialize subsequent to the release of the Baseline scenario and, therefore, were not reflected in the quantitative losses. Specifically, market expectations indicate a higher interest rate environment throughout the Bancorp’s reasonable and supportable forecast period when compared to the Baseline scenario. In consideration of these risks, the Bancorp applied a qualitative adjustment to the ACL which resulted in additional allowances, primarily for the commercial and consumer portfolio segments. The qualitative adjustments for the commercial portfolio segment also include additional allowances for certain nonowner-occupied commercial loans secured by real estate, particularly loans secured by office buildings and multi-family properties, based on current challenges in the commercial real estate market that are not fully reflected in the Bancorp’s quantitative models.

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

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 45: Changes in Allowance for Credit Losses
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
ALLL:
Balance, beginning of period	$2,918	2,412	2,253	2,352
Losses charged-off(a)(b)	(192)	(382)	(560)	(748)
Recoveries of losses previously charged-off(a)(b)	53	43	141	134
Provision for loan and lease losses	127	192	411	527
Allowance on PCD loans and leases at acquisition	—	—	179	—
Allowance on PSLs at acquisition	—	—	482	—
Balance, end of period	$2,906	2,265	2,906	2,265
Reserve for unfunded commitments:
Balance, beginning of period	$230	146	157	134
Provision for (benefit from) the reserve for unfunded commitments	(5)	5	68	17
Balance, end of period	$225	151	225	151
(a)For the three and nine months ended September 30, 2026, the Bancorp recorded $3 and $9, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements, compared to $4 and $15 for the three and nine months ended September 30, 2025, respectively.
(b)Excludes net charge-offs of $100 which were taken at the time of the Comerica acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 46: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	September 30, 2026	December 31, 2025
Attributed ALLL:
Commercial and industrial loans	$1,110	816
Commercial mortgage loans	509	272
Commercial construction loans	118	80
Commercial leases	21	18
Residential mortgage loans	119	109
Home equity	101	87
Indirect secured consumer loans	316	304
Credit card	147	150
Solar energy installation loans	354	314
Other consumer loans	111	103
Total ALLL	$2,906	2,253
Portfolio loans and leases:
Commercial and industrial loans	$86,144	52,749
Commercial mortgage loans	27,486	12,228
Commercial construction loans	8,957	5,316
Commercial leases	3,779	3,269
Residential mortgage loans(a)	19,895	17,652
Home equity	7,132	4,846
Indirect secured consumer loans	18,196	17,964
Credit card	1,660	1,747
Solar energy installation loans	4,193	4,560
Other consumer loans	2,830	2,320
Total portfolio loans and leases	$180,272	122,651
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.29%	1.55
Commercial mortgage loans	1.85	2.22
Commercial construction loans	1.32	1.50
Commercial leases	0.56	0.55
Residential mortgage loans	0.60	0.62
Home equity	1.42	1.80
Indirect secured consumer loans	1.74	1.69
Credit card	8.86	8.59
Solar energy installation loans	8.44	6.89
Other consumer loans	3.92	4.44
Total ALLL as a percent of portfolio loans and leases	1.61%	1.84
Total ACL as a percent of portfolio loans and leases	1.74	1.96
(a)Includes residential mortgage loans measured at fair value of $93 at September 30, 2026 and $106 at December 31, 2025.

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

Net Interest Income Sensitivity
As of September 30, 2026, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons under parallel and non-parallel increases and decreases in interest rates. Risk appetite thresholds are utilized for scenarios assuming a 200 bps increase and a 200 bps decrease in interest rates over 12-month and 24-month horizons. The Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as non-parallel shifts in rates, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve, and employs key risk indicators and early warning indicators to monitor and manage exposures under these types of scenarios. Additionally, the Bancorp routinely evaluates its exposures to changes in the basis between interest rates.

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

The Bancorp’s NII sensitivity modeling uses beta assumptions which result in weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of approximately 65% for both a 100 bps and 200 bps increase in rates. In the event of rate cuts, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped parallel scenarios of approximately 55%-60% for both a 100 bps and 200 bps decrease in rates. In falling rate scenarios, deposit rate floors are utilized to ensure modeled deposit rates will not become negative. The Bancorp provides sensitivity analysis in Tables 48 and 49 for key assumptions related to its deposit modeling, including beta and demand deposit balance performance.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and policy limits as of:

TABLE 47: Estimated NII Sensitivity Profile and Policy Limits
	September 30, 2026				September 30, 2025
	% Change in NII (FTE)		Policy Limit		% Change in NII (FTE)		Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	0.18%	2.37	(9.00)	(15.00)	(2.90)	(2.93)	(6.00)	(7.00)
+100 Ramp over 12 months	0.21	1.52	NA	NA	(1.28)	(0.83)	NA	NA
-100 Ramp over 12 months	(0.82)	(3.18)	NA	NA	0.64	(1.20)	NA	NA
-200 Ramp over 12 months	(2.26)	(8.30)	(9.00)	(15.00)	0.45	(4.83)	(6.00)	(7.00)

Table 47 presents the change in estimated net interest income for 12 month and 13-24 month horizons for alternative interest rate scenarios relative to the net interest income projection for a static rate scenario for those same time horizons. These numbers do not represent a forecast, but are instead risk measures that are monitored to evaluate the consolidated interest rate risk position of the Bancorp. At September 30, 2026, the Bancorp’s NII sensitivity in the rising-rate scenarios is positive in years one and two as interest income is expected to increase more than interest expense primarily due to floating-rate loans repricing faster than interest-bearing deposits. The Bancorp’s NII simulation projects a decrease in NII in year one under both the parallel 100 bps ramp decrease and 200 bps ramp decrease in interest rates driven by an expectation that deposits would reprice slower than earning assets. In year two of these simulations, some deposits have reached their floors, but assets continue to be repriced to lower rates, generating less NII. The changes in the estimated NII sensitivity profile compared to September 30, 2025 were attributable to growth in floating-rate loans and noninterest-bearing deposits primarily due to the Comerica acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Tables 48 and 49 provide the sensitivity of the Bancorp’s estimated NII profile at September 30, 2026 to changes to certain deposit balance and deposit repricing sensitivity (beta) assumptions.

The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of September 30, 2026:

TABLE 48: Estimated NII Sensitivity Profile at September 30, 2026 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(0.35)%	1.79	0.70	2.95
+100 Ramp over 12 months	(0.26)	1.04	0.68	2.00
-100 Ramp over 12 months	(1.17)	(3.47)	(0.46)	(2.90)
-200 Ramp over 12 months	(2.56)	(8.49)	(1.97)	(8.12)
The following table includes the Bancorp’s estimated NII sensitivity profile with a 5% increase and a 5% decrease to the corresponding deposit beta assumptions as of September 30, 2026:

TABLE 49: Estimated NII Sensitivity Profile at September 30, 2026 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 5% Higher(a)		Betas 5% Lower(a)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(0.58)%	1.00	1.03	3.96
+100 Ramp over 12 months	(0.17)	0.82	0.64	2.30
-100 Ramp over 12 months	(0.49)	(2.57)	(1.19)	(3.85)
-200 Ramp over 12 months	(1.59)	(7.08)	(3.00)	(9.63)
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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 50: Estimated EVE Sensitivity Profile
	September 30, 2026		December 31, 2025
Change in Interest Rates (bps)	% Change in EVE	Policy Limit	% Change in EVE	Policy Limit
+200 Shock	(5.04)%	(12.00)	(5.12)	(12.00)
+100 Shock	(2.45)	N/A	(2.20)	N/A
-100 Shock	1.66	N/A	0.69	N/A
-200 Shock	1.74	(12.00)	(1.02)	(12.00)

EVE sensitivity is negative in both a +200 bps and +100 bps rising-rate scenario and positive in both a -100 bps and -200 bps falling-rate scenario at September 30, 2026. The changes in the estimated EVE sensitivity profile from December 31, 2025 were primarily related to changes in forward interest rate expectations and an increase in interest-bearing and noninterest-bearing deposits reflecting the impact of the Comerica acquisition, partially offset by growth in the investment securities and cash flow hedge portfolios.

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

The available-for-sale debt and other securities and held-to-maturity securities portfolios had a fair value of $62.8 billion at September 30, 2026. From these portfolios, $6.6 billion in principal and interest payments are expected to be received in the next 12 months and an additional $7.7 billion is expected to be received in the next 13 to 24 months. For further information on the investment securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the ability to monetize loans, leases and investment securities through a variety of channels, including repurchase agreements, outright sales, securitizations or pledging to secured borrowing providers. For the three and nine months ended September 30, 2026, the Bancorp sold loans and leases totaling $1.7 billion and $5.0 billion, respectively, compared to $1.5 billion and $3.9 billion during the three and nine months ended September 30, 2025, respectively. For further information, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided a sizable source of relatively stable and low-cost funds. Average core deposits and average shareholders’ equity funded 89% of the Bancorp’s average total assets for both the three and nine months ended September 30, 2026 and 87% for both the three and nine months ended September 30, 2025. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

In June of 2026, the Board of Directors authorized $15.0 billion of debt or other securities for issuance, of which $13.7 billion of debt or other securities were available for issuance as of September 30, 2026. The Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. In January 2026, under the Board of Directors’ prior authorization, the Bancorp issued and sold $2.0 billion of fixed-rate/floating-rate senior notes. In June of 2026, under the Board of Directors’ prior authorization, the Bancorp completed the previously announced exchange offer with respect to the $550 million of fixed-rate senior notes and the $1.0 billion of fixed-rate/floating-rate senior notes originally issued by Comerica Incorporated and assumed by Fifth Third Financial Corporation, as successor by merger, pursuant to which approximately $335 million and $938 million, respectively, of such notes were exchanged for new unregistered senior notes issued by the Bancorp and cash consideration. Subsequently, in September 2026, under the Board of Directors’ current authorization, the Bancorp completed a further exchange offer to exchange the unregistered fixed-rate and fixed-rate/floating-rate senior notes for new registered senior notes with substantially identical terms as the unregistered senior notes. For further information, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

As of September 30, 2026, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $20.9 billion was available for issuance. Additionally, at September 30, 2026, the Bank had approximately $93.6 billion of borrowing capacity available through secured borrowing sources, including the FRB and the FHLB.

Current Liquidity Position
The Bancorp maintains a strong liquidity profile driven by strong core deposit funding and $142 billion in readily available liquidity at September 30, 2026. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for more information regarding the Bancorp’s deposit portfolio characteristics. The Bancorp maintains a liquidity profile focused on core deposit and stable long-term funding sources, while supplementing with a variety of secured and unsecured wholesale funding sources across the maturity spectrum, which allows for the effective management of concentration and rollover risk. The investment securities portfolio remains highly concentrated in liquid and readily marketable instruments and is a significant source of secured borrowing capacity via several monetization channels. As part of its liquidity management activities, the Bancorp maintains collateral at its secured funding providers to ensure immediate availability of funding. Additionally, the Bancorp routinely executes test trades to ensure operational readiness and market depth associated with its secured funding sources.

As of September 30, 2026, the Bancorp (parent company) had sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 24 months.

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

Credit ratings are summarized in Table 51. The ratings reflect the view of each rating agency on the capacity of the Bancorp and the Bank to meet financial commitments. As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 51: Agency Ratings
As of November 3, 2026	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1M
Senior debt	Baa1	BBB+	BBB+	AH
Subordinated debt	Baa1	BBB	BBB	A
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A+	AAL
Senior debt	A3	A-	A-	AAL
Subordinated debt	A3	BBB+	BBB+	AH
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Negative	Stable	Stable	Stable

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

Regulatory Capital Ratios
The Basel III Final Rule sets minimum regulatory capital ratios as well as defines the measure of well-capitalized for insured depository institutions. The following table presents these requirements as well as the actual ratios and amounts for the Bancorp and Bank as of:

TABLE 52: Regulatory Capital
	Regulatory Ratio Requirements		September 30, 2026		December 31, 2025
($ in millions)	Minimum	Well-Capitalized	Ratio	Amount	Ratio	Amount
CET1 risk-based capital:
Fifth Third Bancorp	4.50%	N/A	10.03%	$25,001	10.81%	$18,099
Fifth Third Bank, National Association	4.50	6.50	11.74	29,094	13.09	21,766
Tier 1 risk-based capital:
Fifth Third Bancorp	6.00	6.00	10.91	27,183	11.87	19,869
Fifth Third Bank, National Association	6.00	8.00	11.74	29,094	13.09	21,766
Total risk-based capital:
Fifth Third Bancorp	8.00	10.00	12.57	31,326	13.78	23,066
Fifth Third Bank, National Association	8.00	10.00	12.98	32,191	14.33	23,833
Leverage:
Fifth Third Bancorp	4.00	N/A	9.22	27,183	9.41	19,869
Fifth Third Bank, National Association	4.00	5.00	9.95	29,094	10.41	21,766
Total risk-weighted assets:
Fifth Third Bancorp				249,257		167,431
Fifth Third Bank, National Association				247,915		166,265
Quarterly average assets for leverage:(a)
Fifth Third Bancorp				294,732		211,054
Fifth Third Bank, National Association				292,276		209,015
(a)Quarterly average assets are a component of the leverage ratio and, for this purpose, do not include goodwill or any other assets that the U.S. banking agencies determine should be deducted from Tier 1 capital.

The following table presents additional capital ratios of the Bancorp as of:

TABLE 53: Additional Capital Ratios
	September 30, 2026	December 31, 2025
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	11.37%	10.11
Tangible equity as a percent of tangible assets(a)	9.12	9.28
Tangible common equity as a percent of tangible assets, excluding AOCI(a)	8.39	8.46
Tangible common equity as a percent of tangible assets, including AOCI(a)	6.87	7.14
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

On March 19, 2026, the U.S. banking agencies issued notices of proposed rulemaking to revise the U.S. regulatory capital framework to finalize the post-crisis Basel III reforms. Comments were due by June 18, 2026 with final implementation expected to include a multi-year transition. The Bancorp and the Bank would not be required to adopt the new expanded risk‑based approach under the proposed rules, although the proposed rules would permit an election to adopt the expanded risk‑based approach. However, if implemented as proposed, the rules would impact how the Bancorp and the Bank calculate capital requirements. Effective dates for the proposed rules were not included in the proposal. Based upon the proposed rules, the Bancorp currently estimates that its CET1 risk-based capital ratio would be approximately 9.2% as of September 30, 2026.

Capital Planning
The Bancorp maintains a comprehensive process for managing capital that considers the current and forward-looking macroeconomic and regulatory environments and makes capital distributions that are consistent with FRB requirements and the stress capital buffer requirement. Under the Enhanced Prudential Standards tailoring rule, the Bancorp transitioned to Category III standards during the third quarter of 2026, as its trailing four quarter average of total consolidated assets exceeded the $250 billion threshold as of June 30, 2026. The Bancorp will continue to be required to develop and maintain an annual capital plan, which must be approved by the Board of Directors; however, as a

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Category III institution, it is subject to annual supervisory stress testing, including the recalibration of its stress capital buffer, from the Category IV biennial requirement. Additionally, the Bancorp was subject to the 2026 supervisory stress test conducted by the FRB and submitted the Board-approved capital plan and information contained in Schedule C - Regulatory Capital Instruments, which was inclusive of impacts related to the Comerica acquisition, as required, by the April 5, 2026 deadline.

On September 30, 2026, the FRB adopted revisions to its supervisory stress testing framework intended to enhance transparency and reduce volatility in stress capital buffer requirements. The revisions provide for annual public input on stress test scenarios and material model changes, shift the effective date of stress capital buffer requirements from October 1 to January 1 of the following year and introduce a two-year results averaging methodology for stress capital buffer requirements. The FRB will begin averaging supervisory stress test results in 2028, with the first stress capital buffer requirements calculated under the averaging methodology becoming effective January 1, 2029.

Issuance of Stock
In connection with the acquisition of Comerica, on February 1, 2026, the Bancorp issued approximately 240 million shares of its common stock to holders of Comerica common stock as of the acquisition date, representing a value per common share of $93.73, based on the $50.22 closing price of Fifth Third Bancorp’s common stock on January 30, 2026. Fractional shares were not issued and were instead paid in cash. Upon closing of the transaction, all shares of Comerica common stock were cancelled and retired. Additionally, on February 1, 2026, the Bancorp issued 16,000,000 depositary shares, representing 400,000 shares of 6.875% fixed-rate reset non-cumulative perpetual preferred stock, Series M to the holders of Comerica’s 6.875% fixed-rate reset non-cumulative perpetual preferred stock, Series B that were outstanding on January 30, 2026. Each Series M share has a $1,000 liquidation preference and accrues dividends on a non-cumulative quarterly basis, initially beginning on January 1, 2026 with a first dividend payment date of April 1, 2026. Subject to any required regulatory approval, the Bancorp may redeem the Series M preferred shares at its option, in whole or in part, on any dividend payment date on or after October 1, 2030 and may redeem, in whole but not in part, within 90 days following a regulatory capital event. The Series M preferred shares are not convertible into Bancorp common shares or any other securities.

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.42 and $0.40 for the three months ended September 30, 2026 and 2025, respectively, and $1.22 and $1.14 for the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes the monthly share repurchase activity for the three months ended September 30, 2026:

TABLE 54: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
July 1 - July 31, 2026	115,443	$57.21	—	93,070,648
August 1 - August 31, 2026	154,758	56.76	—	93,070,648
September 1 - September 30, 2026	71,394	52.72	—	93,070,648
Total	341,595	$56.07	—	93,070,648
(a)    Shares repurchased during the third quarter of 2026 were in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	September 30,	December 31,
($ in millions, except share data)	2026	2025
Assets
Cash and due from banks	$4,086	3,499
Other short-term investments(a)	16,520	18,876
Available-for-sale debt and other securities (amortized cost of $47,718 and $39,107)	42,984	36,159
Held-to-maturity securities (fair value of $19,823 and $11,404)	20,862	11,368
Trading debt securities	1,760	1,057
Equity securities	471	453
Loans and leases held for sale (includes $532 and $658 of mortgage loans measured at fair value)	728	733
Portfolio loans and leases(a) (includes $93 and $106 of residential mortgage loans measured at fair value)	180,272	122,651
Allowance for loan and lease losses(a)	(2,906)	(2,253)
Portfolio loans and leases, net	177,366	120,398
Bank premises and equipment (includes $19 and $9 held for sale)	3,336	2,734
Goodwill	9,984	4,947
Intangible assets	1,190	69
Servicing rights	1,669	1,598
Other assets(a)	20,270	12,485
Total Assets	$301,226	214,376
Liabilities
Deposits:
Noninterest-bearing deposits	$64,747	42,647
Interest-bearing deposits	174,739	129,172
Total deposits	239,486	171,819
Short-term borrowings	1,200	926
Accrued taxes, interest and expenses	2,955	2,083
Other liabilities(a)	7,351	4,235
Long-term debt(a)	16,938	13,589
Total Liabilities	$267,930	192,652
Equity
Common stock(b)	$2,585	2,051
Preferred stock(c)	2,182	1,770
Capital surplus	15,619	3,831
Retained earnings	26,085	25,488
Accumulated other comprehensive loss	(4,938)	(3,110)
Treasury stock(b)	(8,237)	(8,306)
Total Equity	$33,296	21,724
Total Liabilities and Equity	$301,226	214,376
(a)Includes $28 and $38 of other short-term investments, $311 and $554 of portfolio loans and leases, $(5) and $(9) of ALLL, $2 and $3 of other assets, $10 and $11 of other liabilities and $242 and $473 of long-term debt from consolidated VIEs that are included in their respective captions above at September 30, 2026 and December 31, 2025, respectively. For further information, refer to Note 10.
(b)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2026 – 907,366,824 (excludes 256,871,843 treasury shares), December 31, 2025 – 661,197,787 (excludes 262,694,794 treasury shares).
(c)500,000 shares of no par value preferred stock were authorized at both September 30, 2026 and December 31, 2025. There were 36,000 and 436,000 unissued shares of undesignated no par value preferred stock at September 30, 2026 and December 31, 2025, respectively. Each issued share of no par value preferred stock has a liquidation preference of $25,000, except for the 400,000 issued shares of no par value Series M preferred stock, each of which has a liquidation preference of $1,000. 500,000 shares of no par value Class B preferred stock were authorized at both September 30, 2026 and December 31, 2025. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both September 30, 2026 and December 31, 2025. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except share data)	2026	2025	2026	2025
Interest Income
Interest and fees on loans and leases	$2,669	1,909	7,570	5,604
Interest on securities	631	444	1,730	1,354
Interest on other short-term investments	198	166	543	477
Total interest income	3,498	2,519	9,843	7,435
Interest Expense
Interest on deposits	983	750	2,688	2,226
Interest on short-term borrowings	28	61	71	181
Interest on long-term debt	216	188	664	575
Total interest expense	1,227	999	3,423	2,982
Net Interest Income	2,271	1,520	6,420	4,453
Provision for credit losses	122	197	479	544
Net Interest Income After Provision for Credit Losses	2,149	1,323	5,941	3,909
Noninterest Income
Wealth and asset management revenue	259	181	748	519
Commercial payments revenue	256	157	728	462
Consumer banking revenue	158	144	465	428
Capital markets fees	147	115	435	294
Commercial banking revenue	128	87	358	247
Mortgage banking net revenue	47	58	130	171
Other noninterest income	18	29	95	86
Securities gains (losses), net	(5)	10	3	17
Total noninterest income	1,008	781	2,962	2,224
Noninterest Expense
Compensation and benefits	982	685	3,521	2,132
Technology and communications	300	128	753	378
Net occupancy expense	144	89	439	260
Card and processing expense	60	22	205	65
Equipment expense	59	44	173	126
Marketing expense	57	34	171	105
Loan and lease expense	47	39	142	105
Other noninterest expense	400	226	1,149	664
Total noninterest expense	2,049	1,267	6,553	3,835
Income Before Income Taxes	1,108	837	2,350	2,298
Applicable income tax expense	242	188	518	507
Net Income	866	649	1,832	1,791
Dividends on preferred stock	38	41	113	114
Net Income Available to Common Shareholders	$828	608	1,719	1,677
Earnings per share - basic	$0.91	0.91	1.95	2.51
Earnings per share - diluted	$0.90	0.91	1.94	2.49
Average common shares outstanding - basic	911,919,289	666,426,892	883,201,628	669,405,202
Average common shares outstanding - diluted	917,102,971	670,877,546	888,096,745	673,631,736

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Net Income	$866	649	1,832	1,791
Other Comprehensive (Loss) Income, Net of Tax:
Net unrealized losses on available-for-sale debt securities:
Unrealized holding (losses) gains arising during period	(1,203)	230	(1,379)	890
Reclassification adjustment for net losses included in net income	—	—	14	—
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:
Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	25	25	71	72
Net unrealized losses on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during period	(475)	(19)	(627)	284
Reclassification adjustment for net losses included in net income	17	33	49	113
Defined benefit pension plans, net:
Net actuarial gain (loss) arising during period	(13)	(1)	51	(1)
Reclassification of amounts to net periodic benefit costs	(3)	2	(7)	2
Other comprehensive (loss) income, net of tax	(1,652)	270	(1,828)	1,360
Comprehensive Income (Loss)	$(786)	919	4	3,151

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at June 30, 2025	$2,051	2,116	3,794	24,718	(3,546)	(8,009)	21,124
Net income				649			649
Other comprehensive income, net of tax					270		270
Cash dividends declared:
Common stock ($0.40 per share)				(269)			(269)
Preferred stock:
Series H ($484.84 per share)				(12)			(12)
Series I ($528.08 per share)				(9)			(9)
Series J ($491.05 per share)				(6)			(6)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Redemption of preferred stock, Series L		(346)		(4)			(350)
Shares acquired for treasury						(303)	(303)
Impact of stock transactions under stock compensation plans, net			19			4	23
Balance at September 30, 2025	$2,051	1,770	3,813	25,057	(3,276)	(8,308)	21,107

Balance at June 30, 2026	$2,585	2,182	15,603	25,645	(3,286)	(8,247)	34,482
Net income				866			866
Other comprehensive loss, net of tax					(1,652)		(1,652)
Cash dividends declared:
Common stock ($0.42 per share)				(388)			(388)
Preferred stock:
Series H ($448.96 per share)				(11)			(11)
Series I ($492.20 per share)				(9)			(9)
Series J ($455.17 per share)				(5)			(5)
Series K ($309.38 per share)				(3)			(3)
Series M ($17.19 per share)				(7)			(7)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			16			10	26
Balance at September 30, 2026	$2,585	2,182	15,619	26,085	(4,938)	(8,237)	33,296

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2024	$2,051	2,116	3,804	24,150	(4,636)	(7,840)	19,645
Net income				1,791			1,791
Other comprehensive income, net of tax					1,360		1,360
Cash dividends declared:
Common stock ($1.14 per share)				(770)			(770)
Preferred stock:
Series H ($1,441.19 per share)				(34)			(34)
Series I ($1,569.50 per share)				(28)			(28)
Series J ($1,459.39 per share)				(18)			(18)
Series K ($928.13 per share)				(9)			(9)
Series L ($843.75 per share)				(12)			(12)
Class B, Series A ($45.00 per share)				(9)			(9)
Redemption of preferred stock, Series L		(346)		(4)			(350)
Shares acquired for treasury						(529)	(529)
Impact of stock transactions under stock compensation plans, net			9			61	70
Balance at September 30, 2025	$2,051	1,770	3,813	25,057	(3,276)	(8,308)	21,107

Balance at December 31, 2025	$2,051	1,770	3,831	25,488	(3,110)	(8,306)	21,724
Net income				1,832			1,832
Other comprehensive loss, net of tax					(1,828)		(1,828)
Cash dividends declared:
Common stock ($1.22 per share)				(1,122)			(1,122)
Preferred stock:
Series H ($1,326.37 per share)				(32)			(32)
Series I ($1,454.68 per share)				(26)			(26)
Series J ($1,344.80 per share)				(16)			(16)
Series K ($928.13 per share)				(9)			(9)
Series M ($51.56 per share)				(21)			(21)
Class B, Series A ($45.00 per share)				(9)			(9)
Impact of Comerica acquisition	534	412	11,744			(14)	12,676
Impact of stock transactions under stock compensation plans, net			45			83	128
Other			(1)				(1)
Balance at September 30, 2026	$2,585	2,182	15,619	26,085	(4,938)	(8,237)	33,296

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the nine months ended September 30,
($ in millions)	2026	2025
Operating Activities
Net income	$1,832	1,791
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	479	544
Depreciation, amortization and accretion	587	412
Stock-based compensation expense	226	135
Provision for deferred income taxes	2	43
Securities gains, net	(6)	(28)
Residential MSR fair value adjustment	41	139
Net gains on sales of loans and fair value adjustments on loans held for sale	(27)	(52)
Proceeds from sales of loans held for sale	4,753	3,689
Loans originated or purchased for sale, net of repayments	(4,833)	(3,643)
Dividends representing return on equity method investments	39	31
Net change in:
Equity and trading debt securities	(2)	(93)
Other assets	(76)	823
Accrued taxes, interest and expenses and other liabilities	(490)	(206)
Net Cash Provided by Operating Activities	2,525	3,585
Investing Activities
Proceeds from sales:
AFS securities and other investments	6,659	4,723
Loans and leases	513	239
Bank premises and equipment	3	—
Proceeds from repayments and maturities of AFS securities	4,924	3,264
Proceeds from repayments and maturities of HTM securities	1,353	450
Purchases:
AFS securities	(12,883)	(3,960)
HTM securities	(6,983)	(530)
Bank premises and equipment	(504)	(420)
Proceeds from settlement of BOLI	62	33
Proceeds from sales and dividends representing return of equity method investments	10	13
Net cash received from (paid on) acquisitions	677	(36)
Net change in:
Other short-term investments	13,607	(95)
Portfolio loans and leases	(8,006)	(4,204)
Other, net	(995)	(466)
Net Cash Used in Investing Activities	(1,563)	(989)
Financing Activities
Net change in deposits	2,461	(683)
Net change in short-term borrowings	61	(6)
Proceeds from short-term FHLB advances	3,500	4,700
Repayment of short-term FHLB advances	(3,300)	(4,100)
Proceeds from long-term debt issuances/advances	2,363	1,066
Repayment of long-term debt	(4,248)	(1,878)
Dividends paid on common and preferred stock	(1,113)	(866)
Repurchases of treasury stock and related forward contract	—	(525)
Redemption of preferred stock, Series L	—	(350)
Other, net	(99)	(67)
Net Cash Used in Financing Activities	(375)	(2,709)
Increase (Decrease) in Cash and Due from Banks	587	(113)
Cash and Due from Banks at Beginning of Period	3,499	3,014
Cash and Due from Banks at End of Period	$4,086	2,901
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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income and changes in equity for the three and nine months ended September 30, 2026 and 2025 and the cash flows for the nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2025 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the nine months ended September 30:

($ in millions)	2026	2025
Cash Payments:
Interest	$3,438	3,094
Income taxes paid, net of refunds received	97	120

Transfers:
Portfolio loans and leases to loans and leases held for sale	$437	173
Loans and leases held for sale to portfolio loans and leases	2	4
Portfolio loans and leases to OREO	17	17
Bank premises and equipment to OREO	82	14

Supplemental Disclosures:
Non-cash consideration transferred for the Comerica acquisition	$12,676	—

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standard Adopted in 2026
The Bancorp adopted the following new accounting standard during the nine months ended September 30, 2026:

ASU 2025-08 – Financial Instruments – Credit Losses (Topic 326): Purchased Loans
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

Significant Accounting Standards Issued but Not Yet Adopted
The following significant accounting standards were issued but not yet adopted by the Bancorp as of September 30, 2026:

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

On February 1, 2026, the Bancorp issued approximately 240 million shares of its common stock to holders of Comerica common stock as of the acquisition date, representing a value per common share of $93.73, based on the $50.22 closing price of Fifth Third Bancorp’s common stock on January 30, 2026. Fractional shares were not issued and were instead paid in cash. Upon closing of the transaction, all shares of Comerica common stock were cancelled and retired. Additionally, on February 1, 2026, the Bancorp issued 16,000,000 depositary shares, representing 400,000 shares of 6.875% fixed-rate reset non-cumulative perpetual preferred stock, Series M to the holders of Comerica’s 6.875% fixed-rate reset non-cumulative perpetual preferred stock, Series B that were outstanding on January 30, 2026. Each Series M share has a $1,000 liquidation preference and accrues dividends on a non-cumulative quarterly basis, initially beginning on January 1, 2026 with a first dividend payment date of April 1, 2026. Subject to any required regulatory approval, the Bancorp may redeem the Series M preferred shares at its option, in whole or in part, on any dividend payment date on or after October 1, 2030 and may redeem, in whole but not in part, within 90 days following a regulatory capital event. The Series M preferred shares are not convertible into Bancorp common shares or any other securities.

The acquisition of Comerica constituted a business combination and was accounted for under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. These fair value estimates are considered preliminary as of September 30, 2026. Fair value estimates, including those for loans and leases, intangible assets, deposits, bank premises and equipment, other liabilities, certain tax-related matters and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table reflects total consideration transferred for Comerica’s net assets and the amounts of acquired identifiable assets and liabilities assumed at their preliminary estimated fair values as of the acquisition date:

($ in millions)
Purchase consideration
Fair value of common stock issued	$12,056
Fair value of preferred stock issued	412
Replacement of stock-based awards	208
Fair value of purchase consideration	$12,676

Net Identifiable Assets Acquired, at Fair Value:
Assets:
Cash and due from banks(a)	$731
Other short-term investments(a)	11,251
Available-for-sale debt and other securities	7,243
Held-to-maturity securities	3,669
Trading debt securities	170
Equity securities	141
Loans and leases held for sale	1
Portfolio loans and leases(a)	50,539
Allowance for loan and lease losses	(661)
Portfolio loans and leases, net(a)	49,878
Bank premises and equipment	526
Intangible assets	1,209
Other assets(a)	5,951
Total assets acquired	$80,770
Liabilities:
Deposits(a)	$65,191
Accrued taxes, interest and expenses(a)	892
Other liabilities(a)	1,498
Long-term debt	5,529
Total liabilities assumed	$73,110

Net identifiable assets acquired	$7,660
Goodwill	$5,016
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

Merger-Related Charges
Direct merger-related charges associated with the acquisition of Comerica were expensed as incurred by the Bancorp. These merger-related charges primarily related to employee retention and separation expenses, contract termination charges, system conversions and other costs of integrating and conforming the acquired operations with those of the Bancorp. The table below summarizes the merger-related charges recorded in the Condensed Consolidated Statements of Income:

($ in millions)	For the three months ended September 30, 2026	For the nine months ended September 30, 2026
Noninterest Expense
Compensation and benefits	$30	566
Technology and communications	83	147
Net occupancy expense	20	74
Card and processing expense	—	30
Equipment expense	6	15
Marketing expense	6	8
Other noninterest expense	70	203
Total noninterest expense	$215	1,043

Noninterest Income
Other noninterest income (loss)	$(10)	(32)
Total noninterest income	$(10)	(32)

Total merger-related charges	$225	1,075

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

The unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had Fifth Third Bancorp acquired Comerica on January 1, 2025. Furthermore, cost savings and other business synergies related to the merger are not reflected in the unaudited pro forma amounts for the three and nine months ended September 30, 2026 and 2025.

	Unaudited Pro Forma Information		Unaudited Pro Forma Information
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Net interest income	$2,254	2,136	6,590	6,310
Noninterest income	1,018	1,058	3,084	3,021
Net income available to common shareholders	991	769	2,656	1,275

Acquired Loans and Leases
For information on the accounting for acquired loans and leases, refer to Note 3.

The following table reflects the unpaid principal balance, fair value and initial amortized cost basis of acquired loans and leases as of:

February 1, 2026 ($ in millions)	PCD	PSL	Other	Total
Fair value of acquired loans and leases	$3,193	46,280	405	49,878
Adjustments for expected credit losses(a)(b)	179	482	—	661
Initial amortized cost basis of acquired loans and leases	$3,372	46,762	405	50,539
Unpaid principal balance of acquired loans and leases(a)	3,467	46,837	406	50,710
Noncredit discount, net	$(95)	(75)	(1)	(171)
(a)The unpaid principal balance and adjustment for expected credit losses exclude net charge-offs of $100 which were taken at the time of the Comerica acquisition.
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

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

September 30, 2026 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,199	—	(40)	2,159
Mortgage-backed securities:
Agency residential mortgage-backed securities	15,677	—	(1,314)	14,363
Agency commercial mortgage-backed securities	23,392	—	(2,966)	20,426
Non-agency commercial mortgage-backed securities	2,680	—	(269)	2,411
Asset-backed securities and other debt securities	2,686	1	(146)	2,541
Other securities(a)	1,084	—	—	1,084
Total available-for-sale debt and other securities	$47,718	1	(4,735)	42,984
Held-to-maturity securities:(b)
U.S. Treasury and federal agencies securities	$5,510	—	(138)	5,372
Mortgage-backed securities:
Agency residential mortgage-backed securities	5,491	—	(434)	5,057
Agency commercial mortgage-backed securities	9,859	—	(467)	9,392
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$20,862	—	(1,039)	19,823
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $194, $888 and $2, respectively, at September 30, 2026, that are carried at cost.
(b)The amortized cost basis includes a discount of $653 at September 30, 2026 pertaining to the remaining unamortized portion of unrealized losses on securities transferred to HTM.

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

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	September 30, 2026	December 31, 2025
Trading debt securities	$1,760	1,057
Equity securities	471	453

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $230 million and $139 million at September 30, 2026 and December 31, 2025, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.
The following table presents the components of net securities gains and losses recognized in the Condensed Consolidated Statements of Income:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Available-for-sale debt and other securities:
Realized gains	$—	3	10	9
Realized losses	—	(3)	(21)	(9)
Impairment losses	—	—	(7)	—
Net losses on available-for-sale debt and other securities	$—	—	(18)	—
Trading debt securities:
Net unrealized losses	(1)	—	(1)	—
Net losses on trading debt securities	$(1)	—	(1)	—
Equity securities:
Net realized gains (losses)	12	3	16	(2)
Net unrealized gains (losses)	(16)	7	6	19
Net gains (losses) on equity securities	$(4)	10	22	17
Total gains (losses) recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(a)	$(5)	10	3	17
(a)Excludes $2 of net securities losses and $3 of net securities gains for the three and nine months ended September 30, 2026, respectively, and $5 and $11 of net securities gains for the three and nine months ended September 30, 2025, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These gains and losses are included in capital market fees and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

At both September 30, 2026 and December 31, 2025, the Bancorp did not recognize an allowance for credit losses for its investment securities. The Bancorp also did not recognize provision for credit losses for investment securities during both the three and nine months ended September 30, 2026 and 2025.

The Bancorp recognized impairment losses of zero and $7 million on its available-for-sale debt and other securities for the three and nine months ended September 30, 2026, respectively. The Bancorp recognized an immaterial amount of impairment losses on its available-for-sale debt and other securities for both the three and nine months ended September 30, 2025. These losses were included in securities gains (losses), net, in the Condensed Consolidated Statements of Income and related to certain securities in unrealized loss positions where the Bancorp had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

At September 30, 2026 and December 31, 2025, investment securities with a fair value of $29.5 billion and $28.6 billion, respectively, were pledged to secure borrowing capacity, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of September 30, 2026 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$1,120	1,103	343	341
Due after 1 year through 5 years	17,978	16,823	6,942	6,707
Due after 5 years through 10 years	22,173	19,667	13,445	12,650
Due after 10 years	5,363	4,307	132	125
Other securities	1,084	1,084	—	—
Total	$47,718	42,984	20,862	19,823
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

	Less than 12 months		12 months or more		Total
September 30, 2026 ($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies securities	$2,139	(40)	—	—	2,139	(40)
Agency residential mortgage-backed securities	10,233	(574)	4,121	(740)	14,354	(1,314)
Agency commercial mortgage-backed securities	3,623	(157)	16,799	(2,809)	20,422	(2,966)
Non-agency commercial mortgage-backed securities	147	(5)	2,264	(264)	2,411	(269)
Asset-backed securities and other debt securities	981	(19)	1,332	(127)	2,313	(146)
Total	$17,123	(795)	24,516	(3,940)	41,639	(4,735)
December 31, 2025
U.S. Treasury and federal agencies securities	$1,225	—	—	—	1,225	—
Agency residential mortgage-backed securities	1,454	(7)	4,615	(526)	6,069	(533)
Agency commercial mortgage-backed securities	149	(1)	19,826	(2,123)	19,975	(2,124)
Non-agency commercial mortgage-backed securities	1	—	2,695	(200)	2,696	(200)
Asset-backed securities and other debt securities	135	(1)	1,893	(115)	2,028	(116)
Total	$2,964	(9)	29,029	(2,964)	31,993	(2,973)

At September 30, 2026 and December 31, 2025, $31 million and $24 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	September 30, 2026	December 31, 2025
Loans and leases held for sale:
Commercial and industrial loans	$77	46
Commercial mortgage loans	90	29
Commercial construction loans	66	—
Residential mortgage loans	495	658
Total loans and leases held for sale	$728	733
Portfolio loans and leases:
Commercial and industrial loans	$86,144	52,749
Commercial mortgage loans	27,486	12,228
Commercial construction loans	8,957	5,316
Commercial leases	3,779	3,269
Total commercial loans and leases	$126,366	73,562
Residential mortgage loans	$19,895	17,652
Home equity	7,132	4,846
Indirect secured consumer loans	18,196	17,964
Credit card	1,660	1,747
Solar energy installation loans	4,193	4,560
Other consumer loans	2,830	2,320
Total consumer loans	$53,906	49,089
Total portfolio loans and leases	$180,272	122,651

Portfolio loans and leases are recorded net of unearned income, which totaled $422 million and $384 million as of September 30, 2026 and December 31, 2025, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $810 million and $534 million at September 30, 2026 and December 31, 2025, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs associated with loans and valuation adjustments associated with loans measured at fair value. These items totaled a net discount of $273 million and $216 million as of September 30, 2026 and December 31, 2025, respectively, of which $767 million and $872 million of net discount was related to solar energy installation loans, respectively.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $15.8 billion and $14.9 billion as of September 30, 2026 and December 31, 2025, respectively, pledged to the FHLB, and loans of $85.0 billion and $60.1 billion as of September 30, 2026 and December 31, 2025, respectively, pledged to the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of net charge-offs (recoveries):

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Commercial and industrial loans	$75	274	209	395
Commercial mortgage loans	(6)	1	(7)	15
Commercial construction loans	—	—	(1)	—
Commercial leases	—	—	—	1
Residential mortgage loans	—	(1)	—	(2)
Home equity	(1)	(1)	(1)	—
Indirect secured consumer loans	17	18	59	56
Credit card	14	16	43	48
Solar energy installation loans	23	16	71	54
Other consumer loans	17	16	46	47
Total net charge-offs(a)	$139	339	419	614
(a)Excludes net charge-offs of $100 which were taken at the time of the Comerica acquisition.

The following table presents the income recognized related to leases where the Bancorp is the lessor:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
		2026	2025	2026	2025
Direct financing leases	Interest and fees on loans and leases	$6	10	20	29
Sales-type leases	Interest and fees on loans and leases	35	27	99	80
Operating leases	Commercial banking revenue	22	21	66	61

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

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended September 30, 2026 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,788	103	1,027	2,918
Losses charged-off(a)	(84)	(1)	(107)	(192)
Recoveries of losses previously charged-off(a)	15	1	37	53
Provision for loan and lease losses	39	16	72	127
Balance, end of period	$1,758	119	1,029	2,906
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

For the nine months ended September 30, 2026 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,186	109	958	2,253
Losses charged-off(a)(b)	(234)	(2)	(324)	(560)
Recoveries of losses previously charged-off(a)(b)	33	2	106	141
Provision for loan and lease losses	130	4	277	411
Allowance on PCD loans and leases at acquisition	177	1	1	179
Allowance on PSLs at acquisition	466	5	11	482
Balance, end of period	$1,758	119	1,029	2,906
(a)The Bancorp recorded $9 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.
(b)Excludes net charge-offs of $100 million which were taken at the time of the Comerica acquisition.

For the nine months ended September 30, 2025 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,154	146	1,052	2,352
Losses charged-off(a)	(439)	(1)	(308)	(748)
Recoveries of losses previously charged-off(a)	28	3	103	134
Provision for (benefit from) loan and lease losses	439	(15)	103	527
Balance, end of period	$1,182	133	950	2,265
(a)The Bancorp recorded $15 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of the ALLL and related loans and leases, classified by portfolio segment:

As of September 30, 2026 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$112	—	11	123
Collectively evaluated	1,646	119	1,018	2,783
Total ALLL	$1,758	119	1,029	2,906
Portfolio loans and leases:(b)
Individually evaluated	$466	145	125	736
Collectively evaluated	125,900	19,657	33,886	179,443
Total portfolio loans and leases	$126,366	19,802	34,011	180,179
(a)Includes $2 related to commercial leveraged leases at September 30, 2026.
(b)Excludes $93 of residential mortgage loans measured at fair value and includes $240 of commercial leveraged leases, net of unearned income, at September 30, 2026.

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

As of September 30, 2026 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2026	2025	2024	2023	2022	Prior		Total
Commercial and industrial loans:
Pass	$4,574	3,493	2,089	886	1,556	1,281	67,494	81,373
Special mention	65	58	36	11	9	6	1,651	1,836
Substandard	65	90	101	94	48	70	2,385	2,853
Doubtful	—	—	1	2	—	—	79	82
Total commercial and industrial loans	$4,704	3,641	2,227	993	1,613	1,357	71,609	86,144
Commercial mortgage owner-occupied loans:
Pass	$1,880	1,799	1,002	984	1,264	1,677	3,544	12,150
Special mention	24	15	12	19	54	53	117	294
Substandard	193	62	45	23	58	87	118	586
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$2,097	1,876	1,059	1,026	1,376	1,817	3,779	13,030
Commercial mortgage nonowner-occupied loans:
Pass	$1,529	1,340	771	674	821	1,034	6,714	12,883
Special mention	1	—	26	—	23	11	556	617
Substandard	33	22	72	—	39	4	783	953
Doubtful	—	—	3	—	—	—	—	3
Total commercial mortgage nonowner-occupied loans	$1,563	1,362	872	674	883	1,049	8,053	14,456
Commercial construction loans:
Pass	$17	59	1	—	—	10	8,028	8,115
Special mention	—	—	—	—	—	—	388	388
Substandard	—	—	—	—	—	—	454	454
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$17	59	1	—	—	10	8,870	8,957
Commercial leases:
Pass	$1,110	1,027	717	219	141	520	—	3,734
Special mention	—	1	1	—	—	—	—	2
Substandard	—	5	14	13	3	4	—	39
Doubtful	—	1	3	—	—	—	—	4
Total commercial leases	$1,110	1,034	735	232	144	524	—	3,779
Total commercial loans and leases:
Pass	$9,110	7,718	4,580	2,763	3,782	4,522	85,780	118,255
Special mention	90	74	75	30	86	70	2,712	3,137
Substandard	291	179	232	130	148	165	3,740	4,885
Doubtful	—	1	7	2	—	—	79	89
Total commercial loans and leases	$9,491	7,972	4,894	2,925	4,016	4,757	92,311	126,366

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2025 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial loans:
Pass	$3,359	2,040	861	1,829	832	553	40,015	49,489
Special mention	23	51	10	7	13	10	839	953
Substandard	57	89	92	138	42	28	1,743	2,189
Doubtful	—	1	—	—	6	—	111	118
Total commercial and industrial loans	$3,439	2,181	963	1,974	893	591	42,708	52,749
Commercial mortgage owner-occupied loans:
Pass	$1,136	615	572	648	537	406	1,712	5,626
Special mention	24	4	28	16	14	3	72	161
Substandard	69	44	38	33	27	12	132	355
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,229	663	638	697	578	421	1,916	6,142
Commercial mortgage nonowner-occupied loans:
Pass	$824	542	486	638	109	419	2,628	5,646
Special mention	1	—	—	19	—	—	111	131
Substandard	20	63	16	42	—	24	144	309
Doubtful	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$845	605	502	699	109	443	2,883	6,086
Commercial construction loans:
Pass	$44	—	—	—	27	—	4,404	4,475
Special mention	—	—	—	—	—	—	548	548
Substandard	—	—	—	—	—	—	293	293
Doubtful	—	—	—	—	—	—	—	—
Total commercial construction loans	$44	—	—	—	27	—	5,245	5,316
Commercial leases:
Pass	$1,255	858	266	198	173	472	—	3,222
Special mention	2	6	—	—	1	—	—	9
Substandard	1	15	11	3	5	3	—	38
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	$1,258	879	277	201	179	475	—	3,269
Total commercial loans and leases:
Pass	$6,618	4,055	2,185	3,313	1,678	1,850	48,759	68,458
Special mention	50	61	38	42	28	13	1,570	1,802
Substandard	147	211	157	216	74	67	2,312	3,184
Doubtful	—	1	—	—	6	—	111	118
Total commercial loans and leases	$6,815	4,328	2,380	3,571	1,786	1,930	52,752	73,562

The following tables summarize the Bancorp’s gross charge-offs within the commercial portfolio segment, by class and vintage:

For the nine months ended September 30, 2026 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2026	2025	2024	2023	2022	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$2	3	10	2	—	6	211	234
Commercial mortgage owner-occupied loans	—	—	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—	—	—
Total commercial loans and leases	$2	3	10	2	—	6	211	234

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For the nine months ended September 30, 2025 ($ in millions)	Term Loans and Leases by Origination Year						Revolving and Other Loans
	2025	2024	2023	2022	2021	Prior		Total
Commercial loans and leases:
Commercial and industrial loans	$1	9	23	6	3	1	376	419
Commercial mortgage owner-occupied loans	—	—	—	—	3	11	2	16
Commercial leases	—	—	1	1	—	2	—	4
Total commercial loans and leases	$1	9	24	7	6	14	378	439

Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of September 30, 2026 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$85,729	301	114	415	86,144	5
Commercial mortgage owner-occupied loans	12,940	50	40	90	13,030	1
Commercial mortgage nonowner-occupied loans	14,406	35	15	50	14,456	3
Commercial construction loans	8,953	4	—	4	8,957	—
Commercial leases	3,773	6	—	6	3,779	—
Total portfolio commercial loans and leases	$125,801	396	169	565	126,366	9
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2025 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$52,481	173	95	268	52,749	2
Commercial mortgage owner-occupied loans	6,127	3	12	15	6,142	—
Commercial mortgage nonowner-occupied loans	6,083	1	2	3	6,086	—
Commercial construction loans	5,315	—	1	1	5,316	1
Commercial leases	3,258	11	—	11	3,269	—
Total portfolio commercial loans and leases	$73,264	188	110	298	73,562	3
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

The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both delinquency and performing versus nonperforming status:

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2026 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2026	2025	2024	2023	2022	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$1,873	2,135	1,910	995	2,674	10,008	—	—	19,595
30-89 days past due	—	1	9	2	3	21	—	—	36
90 days or more past due	—	—	4	2	1	8	—	—	15
Nonperforming	—	2	8	8	14	124	—	—	156
Total residential mortgage loans(b)	$1,873	2,138	1,931	1,007	2,692	10,161	—	—	19,802
Home equity:
Performing:
Current	$178	164	110	38	23	62	6,231	149	6,955
30-89 days past due	—	—	1	—	—	1	37	3	42
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	1	1	—	8	116	9	135
Total home equity	$178	164	112	39	23	71	6,384	161	7,132
Indirect secured consumer loans:
Performing:
Current	$5,611	5,728	3,078	1,341	1,404	872	—	—	18,034
30-89 days past due	10	22	21	16	19	13	—	—	101
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	2	8	12	13	15	11	—	—	61
Total indirect secured consumer loans	$5,623	5,758	3,111	1,370	1,438	896	—	—	18,196
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,598	—	1,598
30-89 days past due	—	—	—	—	—	—	17	—	17
90 days or more past due	—	—	—	—	—	—	16	—	16
Nonperforming	—	—	—	—	—	—	29	—	29
Total credit card	$—	—	—	—	—	—	1,660	—	1,660
Solar energy installation loans:
Performing:
Current	$70	665	646	1,778	960	27	—	—	4,146
30-89 days past due	—	2	4	12	6	—	—	—	24
90 days or more past due	—	—	—	—	—	—	—	—	—
Nonperforming	1	4	3	9	6	—	—	—	23
Total solar energy installation loans	$71	671	653	1,799	972	27	—	—	4,193
Other consumer loans:
Performing:
Current	$397	198	71	193	305	261	1,366	17	2,808
30-89 days past due	3	1	—	4	4	3	1	—	16
90 days or more past due	—	—	—	—	—	1	—	—	1
Nonperforming	—	—	—	1	2	1	—	1	5
Total other consumer loans	$400	199	71	198	311	266	1,367	18	2,830
Total residential mortgage and consumer loans:
Performing:
Current	$8,129	8,890	5,815	4,345	5,366	11,230	9,195	166	53,136
30-89 days past due	13	26	35	34	32	38	55	3	236
90 days or more past due	—	—	4	2	1	9	16	—	32
Nonperforming	3	14	24	32	37	144	145	10	409
Total residential mortgage and consumer loans(b)	$8,145	8,930	5,878	4,413	5,436	11,421	9,411	179	53,813
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2026, $67 of these loans were 30-89 days past due and $278 were 90 days or more past due. The Bancorp recognized losses of $1 during both the three and nine months ended September 30, 2026 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $93 of residential mortgage loans measured at fair value at September 30, 2026, including $1 of 30-89 days past due loans, $1 of 90 days or more past due loans and $3 of nonperforming loans.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables summarize the Bancorp’s gross charge-offs within the residential mortgage and consumer portfolio segments, by class and vintage:

For the nine months ended September 30, 2026 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2026	2025	2024	2023	2022	Prior			Total
Residential mortgage loans	$—	—	—	—	—	2	—	—	2
Consumer loans:
Home equity	—	—	—	—	—	—	4	—	4
Indirect secured consumer loans	2	23	23	23	28	12	—	—	111
Credit card	—	—	—	—	—	—	58	—	58
Solar energy installation loans	1	9	14	38	21	—	—	—	83
Other consumer loans	2	5	3	7	12	9	29	1	68
Total residential mortgage and consumer loans	$5	37	40	68	61	23	91	1	326

For the nine months ended September 30, 2025 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2025	2024	2023	2022	2021	Prior			Total
Residential mortgage loans	$—	—	—	—	—	1	—	—	1
Consumer loans:
Home equity	—	—	—	—	—	—	5	—	5
Indirect secured consumer loans	3	20	28	32	12	8	—	—	103
Credit card	—	—	—	—	—	—	62	—	62
Solar energy installation loans	1	9	36	19	—	—	—	—	65
Other consumer loans	—	3	11	17	6	9	26	1	73
Total residential mortgage and consumer loans	$4	32	75	68	18	18	93	1	309

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	September 30, 2026	December 31, 2025
Commercial loans and leases:
Commercial and industrial loans	$321	322
Commercial mortgage owner-occupied loans	76	19
Commercial mortgage nonowner-occupied loans	6	5
Commercial construction loans	63	—
Commercial leases	—	—
Total commercial loans and leases	$466	346
Residential mortgage loans	145	143
Consumer loans:
Home equity	89	70
Indirect secured consumer loans	36	35
Total consumer loans	$125	105
Total portfolio loans and leases	$736	594

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	September 30, 2026			December 31, 2025
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$385	64	449	350	43	393
Commercial mortgage owner-occupied loans	75	54	129	16	13	29
Commercial mortgage nonowner-occupied loans	6	6	12	5	—	5
Commercial construction loans	—	64	64	—	—	—
Commercial leases	4	—	4	—	—	—
Total nonaccrual portfolio commercial loans and leases	$470	188	658	371	56	427
Residential mortgage loans	85	74	159	69	80	149
Consumer loans:
Home equity	68	67	135	23	48	71
Indirect secured consumer loans	47	14	61	52	9	61
Credit card	29	—	29	29	—	29
Solar energy installation loans	23	—	23	22	—	22
Other consumer loans	5	—	5	8	—	8
Total nonaccrual portfolio consumer loans	$172	81	253	134	57	191
Total nonaccrual portfolio loans and leases(a)(b)	$727	343	1,070	574	193	767
OREO and other repossessed property	—	90	90	—	30	30
Total nonperforming portfolio assets(a)(b)	$727	433	1,160	574	223	797
(a)Excludes $162 and $70 of nonaccrual loans held for sale as of September 30, 2026 and December 31, 2025, respectively.
(b)Includes $42 and $21 of nonaccrual government-insured commercial loans whose repayments are insured by the SBA as of September 30, 2026 and December 31, 2025, respectively.

The Bancorp recognized an immaterial amount of interest income on nonaccrual loans and leases for both the three and nine months ended September 30, 2026 and 2025.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $196 million and $110 million as of September 30, 2026 and December 31, 2025, respectively.

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

Portfolio loans with an amortized cost basis of $374 million and $349 million as of September 30, 2026 and 2025, respectively, were modified during the three months ended September 30, 2026 and 2025, respectively, and $1.0 billion and $609 million were modified during the nine months ended September 30, 2026 and 2025, respectively, for borrowers experiencing financial difficulty, as further discussed in the following sections. These modifications for the three months ended September 30, 2026 and 2025 represented 0.21% and 0.28%, respectively, of total portfolio loans and leases as of September 30, 2026 and 2025, respectively, and 0.58% and 0.49% for the nine months ended September 30, 2026 and 2025, respectively. These amounts excluded $22 million and $18 million for the three months ended September 30, 2026 and 2025, respectively, and $46 million and $42 million for the nine months ended September 30, 2026 and 2025, respectively, of consumer and residential mortgage loans which have been granted a concession under provisions of the Federal Bankruptcy

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Act and are monitored separately from loans modified under the Bancorp’s loan modification programs. As of September 30, 2026 and December 31, 2025, the Bancorp had commitments of $63 million and $69 million, respectively, to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the twelve months ended September 30, 2026 and December 31, 2025, respectively.

Commercial portfolio segment
Commercial loan modifications are individually negotiated and may vary depending on the borrower’s financial situation, but the Bancorp most commonly utilizes term extensions for periods of three to twelve months. The Bancorp may also consider offering commercial borrowers interest rate reductions or payment delays, which may be combined with a term extension.

The following tables present the amortized cost basis as of September 30, 2026 and 2025 of the Bancorp’s commercial portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended September 30, 2026 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$269	1	—	—	270	0.31
Commercial mortgage owner-occupied loans	11	—	—	—	11	0.08
Commercial mortgage nonowner-occupied loans	29	23	—	—	52	0.36
Commercial construction loans	5	—	—	—	5	0.06
Total commercial portfolio loans	$314	24	—	—	338	0.28

For the three months ended September 30, 2025 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$137	—	—	—	137	0.25
Commercial mortgage owner-occupied loans	64	11	—	—	75	1.24
Commercial mortgage nonowner-occupied loans	65	—	—	3	68	1.15
Commercial construction loans	—	—	28	—	28	0.53
Total commercial portfolio loans	$266	11	28	3	308	0.43

For the nine months ended September 30, 2026 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$649	23	—	20	692	0.80
Commercial mortgage owner-occupied loans	66	—	2	—	68	0.52
Commercial mortgage nonowner-occupied loans	136	23	—	—	159	1.10
Commercial construction loans	38	—	—	—	38	0.42
Total commercial portfolio loans	$889	46	2	20	957	0.78

For the nine months ended September 30, 2025 ($ in millions)	Term Extension	Term Extension and Payment Delay	Payment Delay	Other	Total	% of Total Class
Commercial and industrial loans	$193	3	40	1	237	0.44
Commercial mortgage owner-occupied loans	100	11	1	—	112	1.85
Commercial mortgage nonowner-occupied loans	65	—	—	3	68	1.15
Commercial construction loans	46	—	44	—	90	1.69
Total commercial portfolio loans	$404	14	85	4	507	0.71

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Financial effects of loan modifications
The following tables present the financial effects of the Bancorp’s significant types of commercial portfolio loan modifications to borrowers experiencing financial difficulty, by portfolio class:

For the three months ended September 30,
	Financial Effects	2026	2025
Commercial and industrial loans	Weighted-average length of term extensions	7 months	8 months
	Weighted-average length of payment delay	2 months	N/A
Commercial mortgage owner-occupied loans	Weighted-average length of term extensions	7 months	5 months
	Weighted-average length of payment delay	N/A	4 months
Commercial mortgage nonowner-occupied loans	Weighted-average length of term extensions	3 months	5 months
	Weighted-average length of payment delay	4 months	N/A
Commercial construction loans	Weighted-average length of term extensions	6 months	N/A
	Weighted-average length of payment delay	N/A	6 months

For the nine months ended September 30,
	Financial Effects	2026	2025
Commercial and industrial loans	Weighted-average length of term extensions	9 months	13 months
	Weighted-average length of payment delay	7 months	14 months
Commercial mortgage owner-occupied loans	Weighted-average length of term extensions	4 months	6 months
	Weighted-average length of payment delay	1 month	4 months
Commercial mortgage nonowner-occupied loans	Weighted-average length of term extensions	1 month	8 months
	Weighted-average length of payment delay	4 months	N/A
Commercial construction loans	Weighted-average length of term extensions	9 months	12 months
	Weighted-average length of payment delay	N/A	6 months

Credit quality of modified loans
The Bancorp closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following tables present the amortized cost basis as of September 30, 2026 and 2025 for the Bancorp’s commercial portfolio loans that were modified during the twelve months ended September 30, 2026 and 2025, respectively, for borrowers experiencing financial difficulty, by age and portfolio class:

September 30, 2026 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial and industrial loans	$709	29	4	742
Commercial mortgage owner-occupied loans	69	—	—	69
Commercial mortgage nonowner-occupied loans	240	—	—	240
Commercial construction loans	38	—	—	38
Total commercial portfolio loans	$1,056	29	4	1,089

September 30, 2025 ($ in millions)		Past Due
	Current	30-89 Days	90 Days or More	Total
Commercial and industrial loans	$226	2	18	246
Commercial mortgage owner-occupied loans	112	—	—	112
Commercial mortgage nonowner-occupied loans	117	—	—	117
Commercial construction loans	69	44	—	113
Total commercial portfolio loans	$524	46	18	588

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The Bancorp considers modifications to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under the modified terms as subsequently defaulted. The following tables present the amortized cost basis of commercial portfolio loans as of September 30, 2026 and 2025 of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the three months ended September 30, 2026 and 2025, respectively, and were within twelve months of the modification date:

September 30, 2026 ($ in millions)	Term Extension	Payment Delay	Term Extension and Payment Delay	Other	Total
Commercial and industrial loans	$48	—	—	19	67
Commercial mortgage owner-occupied loans	—	—	—	—	—
Commercial construction loans	—	—	31	—	31
Total commercial portfolio loans	$48	—	31	19	98

September 30, 2025 ($ in millions)	Term Extension	Payment Delay	Term Extension and Payment Delay	Other	Total
Commercial and industrial loans	$1	18	—	—	19
Commercial mortgage owner-occupied loans	—	—	11	—	11
Commercial construction loans	—	—	—	—	—
Total commercial portfolio loans	$1	18	11	—	30

The following tables present the amortized cost basis as of September 30, 2026 and 2025 of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the nine months ended September 30, 2026 and 2025, respectively, and were within twelve months of the modification date:

September 30, 2026 ($ in millions)	Term Extension	Payment Delay	Term Extension and Payment Delay	Other	Total
Commercial and industrial loans	$69	—	—	19	88
Commercial mortgage owner-occupied loans	—	—	—	—	—
Commercial construction loans	—	—	31	—	31
Total commercial portfolio loans	$69	—	31	19	119

September 30, 2025 ($ in millions)	Term Extension	Payment Delay	Term Extension and Payment Delay	Other	Total
Commercial and industrial loans	$1	45	2	—	48
Commercial mortgage owner-occupied loans	—	—	11	—	11
Commercial construction loans	—	—	—	—	—
Total commercial portfolio loans	$1	45	13	—	59

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost basis as of September 30, 2026 and 2025 of the Bancorp’s residential mortgage portfolio loans that were modified for borrowers experiencing financial difficulty, by type of modification:

	September 30, 2026		September 30, 2025
For the three months ended ($ in millions)	Total	% of Total Class	Total	% of Total Class
Payment delay	$9	0.05	$—	—
Term extension and payment delay	12	0.06	21	0.12
Term extension, interest rate reduction and payment delay	3	0.02	8	0.05
Total residential mortgage portfolio loans	$24	0.12	$29	0.16

	September 30, 2026		September 30, 2025
For the nine months ended ($ in millions)	Total	% of Total Class	Total	% of Total Class
Payment delay	$15	0.08	$1	0.01
Term extension and payment delay	27	0.14	57	0.32
Term extension, interest rate reduction and payment delay	9	0.05	14	0.08
Total residential mortgage portfolio loans	$51	0.26	$72	0.41

The Bancorp had $57 million and $3 million of trial modifications to residential mortgage loans outstanding as of September 30, 2026 and 2025, respectively, which are excluded from the completed modification activity in the tables above. These trial modifications will be reported as completed modifications once the borrower satisfies the applicable contingencies in the modification agreement and the loan is contractually modified to make the modified terms permanent.

Consumer portfolio segment
The Bancorp’s modification programs for consumer loans vary based on type of loan. Refer to Note 6 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the Bancorp’s consumer loan modification programs.

The following tables present the amortized cost basis as of September 30, 2026 and 2025 of the Bancorp’s consumer portfolio loans that were modified for borrowers experiencing financial difficulty, by portfolio class and type of modification:

For the three months ended September 30, 2026 ($ in millions)	Interest Rate Reduction	Payment Delay	Other	Total	% of Total Class
Home equity	$1	—	4	5	0.07
Credit card	6	—	—	6	0.36
Solar energy installation loans	—	—	—	—	—
Other consumer loans	—	1	—	1	0.04
Total consumer portfolio loans	$7	1	4	12	0.04

For the three months ended September 30, 2025 ($ in millions)	Interest Rate Reduction	Payment Delay	Other	Total	% of Total Class
Home equity	$—	—	5	5	0.11
Credit card	6	—	—	6	0.35
Solar energy installation loans	—	—	—	—	—
Other consumer loans	—	1	—	1	0.04
Total consumer portfolio loans	$6	1	5	12	0.04

For the nine months ended September 30, 2026 ($ in millions)	Interest Rate Reduction	Payment Delay	Other	Total	% of Total Class
Home equity	$3	—	10	13	0.18
Credit card	15	—	—	15	0.90
Solar energy installation loans	—	1	—	1	0.02
Other consumer loans	—	2	—	2	0.07
Total consumer portfolio loans	$18	3	10	31	0.09

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For the nine months ended September 30, 2025 ($ in millions)	Interest Rate Reduction	Payment Delay	Other	Total	% of Total Class
Home equity	$1	—	10	11	0.24
Credit card	14	—	—	14	0.83
Solar energy installation loans	—	2	—	2	0.05
Other consumer loans	—	3	—	3	0.13
Total consumer portfolio loans	$15	5	10	30	0.10

8. Goodwill
Business combinations entered into by the Bancorp typically result in the recognition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions within each applicable measurement period.

On February 1, 2026, the Bancorp completed its acquisition of Comerica Incorporated. In connection with the acquisition, the Bancorp recorded $5.0 billion of goodwill. The fair value estimates of assets acquired and liabilities assumed are considered preliminary as of September 30, 2026 and are subject to change for up to one year after the acquisition date as additional information becomes available. Additionally, on May 1, 2026, the Bancorp completed its acquisition of a DUS business line and recorded $21 million of goodwill to the Commercial Banking reporting unit.

Changes in the net carrying amount of goodwill, by reporting unit, for the nine months ended September 30, 2026 and the year ended December 31, 2025 were as follows:

($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$3,074	2,584	225	—	5,883
Accumulated impairment losses	(750)	(215)	—	—	(965)
Net carrying value as of December 31, 2024	2,324	2,369	225	—	4,918
Acquisition activity	29	—	—	—	29
Reallocation of goodwill	(73)	73	—	—	—
Net carrying value as of December 31, 2025	2,280	2,442	225	—	4,947
Acquisition activity	3,281	1,254	502	—	5,037
Net carrying value as of September 30, 2026	$5,561	3,696	727	—	9,984

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

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 30, 2026
Core deposit intangibles	$1,415	(358)	1,057
Developed technology	114	(81)	33
Other	124	(24)	100
Total intangible assets	$1,653	(463)	1,190
As of December 31, 2025
Core deposit intangibles	$206	(203)	3
Developed technology	114	(67)	47
Other	41	(22)	19
Total intangible assets	$361	(292)	69

Amortization expense recognized on definite-lived intangible assets was $63 million and $7 million for the three months ended September 30, 2026 and 2025, respectively, and $171 million and $22 million for the nine months ended September 30, 2026 and 2025, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of September 30, 2026. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2026 through 2031 is as follows:

($ in millions)	Total
Remainder of 2026	$63
2027	222
2028	194
2029	167
2030	137
2031	113

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to an automobile loan securitization and a solar loan securitization where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities recorded on the Condensed Consolidated Balance Sheets for these consolidated VIEs as of:

($ in millions)	September 30, 2026	December 31, 2025
Assets:
Other short-term investments	$28	38
Indirect secured consumer loans	287	526
Solar energy installation loans	24	28
ALLL	(5)	(9)
Other assets	2	3
Total assets	$336	586
Liabilities:
Other liabilities	$10	11
Long-term debt	242	473
Total liabilities	$252	484

Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

September 30, 2026 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$3,117	1,031	3,186
Private equity investments	395	—	733
Loans provided to VIEs	5,048	—	8,152
Lease pool entities	13	—	13
Solar loan securitizations	6	—	6

December 31, 2025 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$2,293	714	2,345
Private equity investments	330	—	640
Loans provided to VIEs	4,340	—	7,738
Lease pool entities	20	—	20
Solar loan securitizations	7	—	7

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
At September 30, 2026 and December 31, 2025, the Bancorp’s CDC investments included $2.9 billion and $2.1 billion, respectively, of tax credit program investments for which the Bancorp elected the proportional amortization method. The unfunded commitments related to these investments were $1.0 billion and $714 million at September 30, 2026 and December 31, 2025, respectively. The unfunded commitments as of September 30, 2026 are expected to be funded from 2026 to 2044.

The following table summarizes the impacts to the Condensed Consolidated Statements of Income related to the Bancorp’s tax credit program investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2026	2025	2026	2025
Proportional amortization	Applicable income tax expense	$106	54	221	160
Tax credits and other benefits(b)(c)	Applicable income tax expense	(129)	(71)	(267)	(199)
Changes in carrying amounts of equity method investments(c)	Other noninterest expense	2	2	6	6
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and nine months ended September 30, 2026 and 2025.
(b)The related cash flows are classified as operating activities in the Condensed Consolidated Statements of Cash Flows primarily in net change in other assets.
(c)Includes amounts for tax credit program investments which were accounted for under the equity method as they did not meet the qualification criteria for the proportional amortization method.

Private equity investments
The Bancorp invests as a limited partner in private equity investment funds which provide the Bancorp an opportunity to obtain higher rates of return on invested capital, while also providing strategic opportunities in certain cases. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $16 million and $11 million during the three months ended September 30, 2026 and 2025, respectively, and $49 million and $42 million during the nine months ended September 30, 2026 and 2025, respectively.

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

Residential Mortgage Loan Sales
The Bancorp sold residential mortgage loans during the three and nine months ended September 30, 2026 and 2025. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s residential mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Residential mortgage loan sales(a)	$1,551	1,379	4,464	3,554

Origination fees and gains on residential mortgage loan sales	18	22	62	56
Gross residential mortgage servicing fees	69	73	210	219
(a)Represents the unpaid principal balance at the time of the sale.

Residential Mortgage Servicing Rights
The Bancorp measures all of its residential mortgage servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income. The following table presents changes in the residential mortgage servicing rights for the nine months ended September 30:

($ in millions)	2026	2025
Balance, beginning of period	$1,598	1,704
Servicing rights originated	88	36
Changes in fair value:
Due to changes in inputs or assumptions(a)	80	(24)
Other changes in fair value(b)	(121)	(115)
Balance, end of period	$1,645	1,601
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

The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended September 30, 2026 and 2025 were as follows:

	September 30, 2026			September 30, 2025
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate residential mortgage loans	8.8	8.1%	516	5.9	13.4%	481

At September 30, 2026 and December 31, 2025, the Bancorp serviced $85.1 billion and $87.8 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. The weighted-average coupon of the residential mortgage portfolio was 3.94% and 3.86% at September 30, 2026 and December 31, 2025, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
At September 30, 2026, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)			Prepayment Speed Assumption				OAS Assumption
	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,642	8.1	5.8%	$(36)	(72)	(158)	380	$(28)	(56)
Adjustable-rate	3	4.8	16.8	—	(1)	(2)	707	—	(1)
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

Commercial Mortgage Loan Sales and Servicing Rights
The Bancorp sold $11 million and $14 million of commercial mortgage loans with servicing retained during the three and nine months ended September 30, 2026, respectively. Additionally, the Bancorp recognized $2 million and $4 million of gross commercial mortgage servicing fee income for the three and nine months ended September 30, 2026, respectively, which is included in commercial banking revenue in the Condensed Consolidated Statements of Income. In addition to the servicing responsibilities obtained in those sales, the Bancorp also provided certain standard representations and warranties as well as a loss share guarantee equal to one-third of the balance of the servicing portfolio. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The liability for the Bancorp’s loss share guarantee obligation is reported in other liabilities on the Condensed Consolidated Balance Sheets. Refer to Note 15 for further information on the loss share guarantee.

The Bancorp measures its commercial mortgage servicing rights using the amortization method. Under this method, the commercial mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The Bancorp’s commercial mortgage servicing rights are amortized in proportion to, and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows, which is reported as a component of commercial banking revenue in the Condensed Consolidated Statements of Income. At September 30, 2026, the carrying amount of commercial mortgage servicing rights was $24 million.

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

As of September 30, 2026 and December 31, 2025, the balance of collateral held by the Bancorp for derivative assets was $1.6 billion and $576 million, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlements of the derivative contract, the payments for variation margin of $602 million and $270 million as of September 30, 2026 and December 31, 2025, respectively, were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held. As of September 30, 2026 and December 31, 2025, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $4 million and $6 million, respectively.

As of September 30, 2026 and December 31, 2025, the balance of collateral posted by the Bancorp, as either initial margin or due to changes in fair value of the related derivative contracts, was $2.4 billion and $868 million, respectively. Additionally, as of September 30, 2026 and December 31, 2025, $1.5 billion and $415 million of variation margin payments, respectively, were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both September 30, 2026 and December 31, 2025, the fair value of the additional collateral that could be required to be posted as a result of the credit risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

		Fair Value
September 30, 2026 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$7,314	2	6
Total fair value hedges		2	6
Cash flow hedges:
Interest rate swaps related to C&I loans	9,850	2	—
Interest rate swaps related to C&I loans - forward starting(a)	7,000	2	—
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	—	—
Total cash flow hedges		4	—
Total derivatives designated as qualifying hedging instruments		6	6
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to residential MSR portfolio	5,470	4	15
Forward contracts related to residential mortgage loans measured at fair value(b)	811	22	—
Swap associated with the sale of Visa, Inc. Class B Shares	1,445	—	77
Foreign exchange contracts	498	13	—
Other	114	1	—
Total free-standing derivatives – risk management and other business purposes		40	92
Free-standing derivatives – customer accommodation:
Interest rate contracts(c)	107,902	1,024	1,378
Interest rate lock commitments	323	2	1
Commodity contracts	32,552	2,203	2,221
TBA securities	42	—	—
Foreign exchange contracts	22,946	385	337
Total free-standing derivatives – customer accommodation		3,614	3,937
Total derivatives not designated as qualifying hedging instruments		3,654	4,029
Total		$3,660	4,035
(a)Forward starting swaps will become effective on various dates between December 2026 and September 2027.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments in addition to certain portfolio residential mortgage loans measured at fair value.
(c)Derivative assets and liabilities are presented net of variation margin of $457 and $57, respectively.

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

The following table reflects the changes in fair value of interest rate contracts, designated as fair value hedges and the changes in fair value of the related hedged items attributable to the risk being hedged, as well as the line items in the Condensed Consolidated Statements of Income in which the corresponding gains or losses are recorded:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2026	2025	2026	2025
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(220)	14	(285)	120
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	219	(14)	285	(120)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	September 30, 2026	December 31, 2025
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$7,054	4,204
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	(274)	10
Available-for-sale debt and other securities:
Cumulative amount of fair value hedging adjustments remaining for hedged items for which hedge accounting has been discontinued	Available-for-sale debt and other securities	(6)	(7)

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. As of September 30, 2026, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 66 months.

Reclassified gains and losses on interest rate contracts related to commercial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of September 30, 2026 and December 31, 2025, respectively, $853 million and $275 million of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of September 30, 2026, $218 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge designations or the addition of other hedges subsequent to September 30, 2026.

During both the three and nine months ended September 30, 2026 and 2025, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net (losses) gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Amount of pre-tax net (losses) gains recognized in OCI	$(623)	(25)	(822)	373
Amount of pre-tax net losses reclassified from OCI into net income	(22)	(43)	(64)	(149)

Free-Standing Derivative Instruments – Risk Management and Other Business Purposes
The net (losses) gains recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2026	2025	2026	2025
Interest rate contracts:
Interest rate contracts related to residential MSR portfolio	Mortgage banking net revenue	$(73)	3	(101)	35
Forward contracts related to residential mortgage loans measured at fair value	Mortgage banking net revenue	29	(6)	37	(18)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	2	3	24	(2)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(29)	(18)	(22)	(37)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp typically only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The total notional amount of the risk participation agreements was $3.5 billion and $3.2 billion at September 30, 2026 and December 31, 2025, respectively, and the fair value was a liability of $8 million and $4 million at September 30, 2026 and December 31, 2025, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2026	2025	2026	2025
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Capital market fees	$12	9	37	24
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	3	(1)	6	(5)
Interest rate lock commitments	Mortgage banking net revenue	4	19	36	45
Commodity contracts:
Commodity contracts for customers (contract revenue)	Capital market fees	10	3	31	13
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	—	(2)	—
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Capital market fees	30	17	84	55
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	1	4	6	(29)

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of September 30, 2026
Derivative assets	$3,658	(1,345)	(699)	1,614
Derivative liabilities	4,034	(1,345)	(665)	2,024
As of December 31, 2025
Derivative assets	$1,863	(959)	(261)	643
Derivative liabilities	2,034	(959)	(142)	933
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
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s short-term borrowings as of:

($ in millions)	September 30, 2026	December 31, 2025
FHLB advances	$500	300
Securities sold under repurchase agreements	434	311
Federal funds purchased	161	226
Derivative collateral	24	19
Other borrowed money	81	70
Total short-term borrowings	$1,200	926

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and may be collateralized by securities included in available-for-sale debt and other securities or held-to-maturity securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both September 30, 2026 and December 31, 2025, all securities sold under repurchase agreements were secured by agency mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

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

On June 10, 2026, the Bancorp completed the previously announced exchange offer with respect to the $550 million of 4.00% fixed-rate senior notes due February 1, 2029, originally issued by Comerica Incorporated and assumed by Fifth Third Financial Corporation, as

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
successor by merger, pursuant to which approximately $335 million of such notes were exchanged for new unregistered senior notes issued by the Bancorp and cash consideration. The unregistered senior notes have substantially identical terms to the prior notes including the same interest rate of 4.00% and maturity date of February 1, 2029. The unregistered senior notes are redeemable at the Bancorp’s option, in whole or in part, on November 3, 2028, at a redemption price equal to the aggregate principal amount of the senior notes being redeemed, plus accrued and unpaid interest. Subsequently, on September 24, 2026, the Bancorp completed a further exchange offer to exchange the unregistered 4.00% fixed-rate senior notes due February 1, 2029 for new registered senior notes with substantially identical terms as the unregistered senior notes.

On June 10, 2026, the Bancorp completed the previously announced exchange offer with respect to the $1.0 billion of fixed-rate/floating-rate senior notes due January 30, 2030, originally issued by Comerica Incorporated and assumed by Fifth Third Financial Corporation, as successor by merger, pursuant to which approximately $938 million of such notes were exchanged for new unregistered senior notes issued by the Bancorp and cash consideration. The unregistered senior notes have substantially identical terms to the prior notes including the same interest rate of 5.982% and maturity date of January 30, 2030. The unregistered senior notes bear interest at a rate of 5.982% per annum to, but excluding, January 30, 2029. From, and including, January 30, 2029 to, but excluding, the maturity date, the unregistered senior notes will bear interest at a rate of compounded SOFR plus 2.155%. The unregistered senior notes are redeemable at the Bancorp’s option, in whole or in part, after the issue date and prior to January 30, 2029, at the greater of: (a) the aggregate principal amount of the senior notes being redeemed, plus accrued and unpaid interest, or (b) the sum of the present value of the remaining scheduled payments of principal and interest, subject to certain discounts, at the applicable Treasury Rate plus 30 bps, less interest accrued. Additionally, the unregistered senior notes are redeemable at the Bancorp’s option, in whole, but not in part, on January 30, 2029, at par plus accrued and unpaid interest. Subsequently, on September 24, 2026, the Bancorp completed a further exchange offer to exchange the unregistered fixed-rate/floating-rate senior notes due January 30, 2030, for new registered senior notes with substantially identical terms as the unregistered senior notes.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	September 30, 2026	December 31, 2025
Commitments to extend credit	$114,562	84,405
Letters of credit	5,896	2,095
Forward contracts related to residential mortgage loans measured at fair value	811	1,072
Capital commitments for private equity investments	338	310
Capital expenditures	187	147

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2026 and December 31, 2025, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $225 million and $157 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2026	December 31, 2025
Pass	$112,876	82,536
Special mention	885	834
Substandard	777	991
Doubtful	24	44
Total commitments to extend credit	$114,562	84,405

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third-party and expire as summarized in the following table as of September 30, 2026:

($ in millions)
Less than 1 year(a)	$4,323
1 - 5 years(a)	1,567
Over 5 years	6
Total letters of credit	$5,896
(a)Includes $2 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both September 30, 2026 and December 31, 2025 and are considered guarantees in accordance with U.S. GAAP. Approximately 89% and 77% of the total standby letters of credit were collateralized as of September 30, 2026 and December 31, 2025, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $25 million and $9 million at September 30, 2026 and December 31, 2025, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2026	December 31, 2025
Pass	$5,713	1,923
Special mention	74	55
Substandard	108	113
Doubtful	1	4
Total letters of credit	$5,896	2,095

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

Total repurchase demand requests during the three months ended September 30, 2026 and 2025 were $8 million and $10 million, respectively. Total repurchase demand requests during the nine months ended September 30, 2026 and 2025 were $26 million and $27 million, respectively. Total outstanding repurchase demand inventory was $5 million at both September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $3 million and $4 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of September 30, 2026 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $4 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

Loss share agreements
The Bancorp sells certain commercial mortgage loans on a servicing-retained basis and is required to provide a loss share guarantee equal to one-third of the principal balance of the servicing portfolio. At September 30, 2026, the Bancorp serviced $1.6 billion of these loans for other investors and maintained a reserve related to the loss share guarantee totaling $3 million included in other liabilities in the Condensed Consolidated Balance Sheets.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
margin account balances held by the brokerage clearing agent were $24 million and $13 million at September 30, 2026 and December 31, 2025, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both September 30, 2026 and December 31, 2025.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through September 30, 2026, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $77 million and $124 million at September 30, 2026 and December 31, 2025, respectively. This balance reflects the impact of the Comerica acquisition on February 1, 2026, which included $6 million related to the swap liability assumed. Refer to Note 12 and Note 21 for further information.

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

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
2010 - 2024	$8,115	354
Q1 2025	375	15
Q3 2025	500	21
Q4 2025	500	21
Q1 2026	125	6
Q2 2026	250	12
Q3 2026	405	(a)
(a)The Bancorp made a cash payment of $18 million to the swap counterparty on October 1, 2026 as a result of the Visa escrow funding in the third quarter of 2026.

16. Legal and Regulatory Proceedings

Litigation
Visa/MasterCard Merchant Interchange Litigation
In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 15 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. The Bancorp may have obligations in these matters pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On September 17, 2018, the defendants in the consolidated class action signed a settlement agreement resolving the claims seeking monetary damages by the proposed plaintiffs’ class. The settlement agreement provided for a total payment by all defendants of approximately $6.24 billion. On December 13, 2019, the Court entered an order granting final approval for the settlement, and on March 15, 2023, the Second Circuit affirmed that order. The settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who have opted out of the proposed class settlement and are pursuing, or may in the future decide to pursue, private lawsuits.

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

17. Income Taxes
The applicable income tax expense was $242 million and $188 million for the three months ended September 30, 2026 and 2025, respectively, and $518 million and $507 million for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rates for the three months ended September 30, 2026 and 2025 were 21.8% and 22.6%, respectively, and 22.0% and 22.1% for the nine months ended September 30, 2026 and 2025, respectively.

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

The following table presents the components of the Bancorp’s net periodic pension (benefit) expense, which includes the effects of the plans acquired from Comerica on February 1, 2026:

($ in millions)	For the three months ended September 30, 2026	For the nine months ended September 30, 2026
Service cost(a)	$9	26
Other components of net periodic pension (benefit) expense:
Interest cost	25	66
Expected return on plan assets	(50)	(132)
Amortization of net actuarial losses	—	1
Curtailment gain	(3)	(10)
Retirement termination benefits expense (benefit)	(1)	10
Total other components of net periodic pension benefit(b)	$(29)	(65)
Net periodic pension benefit	$(20)	(39)
(a)Included in compensation and benefits expense in the Condensed Consolidated Statements of Income.
(b)Included in other noninterest expense in the Condensed Consolidated Statements of Income.

Net periodic pension benefit for the three and nine months ended September 30, 2026 included gains of $3 million and $10 million, respectively, related to curtailments in the second and third quarters of 2026 associated with a reduction in plan participants as a result of position eliminations in connection with the Comerica acquisition. Additionally, other net periodic pension benefit for the three and nine months ended September 30, 2026 included $1 million of benefit and $10 million of expense, respectively, related to retirement termination benefits associated with former employees of Comerica.

Comerica Defined Benefit Retirement Plans
The Bancorp acquired both a qualified and non-qualified defined benefit retirement plan in connection with the Comerica acquisition. Plan participants primarily include individuals who were previously employed by Comerica or its subsidiaries prior to the acquisition. These plans primarily utilize a cash balance benefit structure which vests after three years of service, with additional benefits available for certain individuals who were participants in the plan prior to 2017. Benefits earned under the cash balance formula include contribution credits, which are based on eligible compensation, age and years of service, and interest credits which are based on U.S. Treasury securities. The benefit structure of the non-qualified plan is similar to the qualified plan except that the non-qualified plan considers compensation in excess of applicable IRS limitations. The assets and obligations of these acquired defined benefit plans were remeasured as of September 30, 2026 in connection with the curtailment.

The following table summarizes the acquired plans:

As of September 30, 2026 ($ in millions)	Qualified Plan	Non-Qualified Plan
Fair value of plan assets	$2,897	—
Projected benefit obligation	1,438	141
Accumulated benefit obligation	1,425	138
Funded status(a)	$1,459	(141)
(a)Based on projected benefit obligation.

Weighted-Average Assumptions
The plans’ actuarial assumptions were evaluated as of September 30, 2026 in connection with the curtailment remeasurement and will be updated annually and as necessary thereafter. The expected long-term rate of return on plan assets is the average rate of return expected to be realized on funds invested or expected to be invested over the life of the plan. The expected long-term rate of return on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The returns on the various asset categories are blended to derive an equity and a fixed income long-term rate of return.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the weighted-average plan assumptions:

As of September 30, 2026	Qualified Plan	Non-Qualified Plan
Discount rate	6.62%	6.60
Rate of compensation increase	4.50	4.50
Interest crediting rate	4.87-5.25	4.87-5.25
Expected long-term return on plan assets	6.75	N/A

Estimated future benefit payments
The Bancorp did not make contributions to the plans during the period from February 1, 2026 to September 30, 2026, and, based on actuarial assumptions, does not expect to make contributions to the plans for the remainder of 2026, except to the extent necessary for benefit payments made under the Non-Qualified Plan. The following table summarizes the estimated future benefit payments:

As of September 30, 2026 ($ in millions)	Qualified Plan	Non-Qualified Plan
Remainder of 2026	$267	17
2027	136	15
2028	132	15
2029	134	14
2030	132	14
2031 - 2035	607	67

Fair Value Measurements of Plan Assets
The following table summarizes the Qualified Plan assets measured at fair value on a recurring basis:

	Fair Value Measurements Using(a)
As of September 30, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Debt securities:
U.S. Treasury and federal agencies securities	$665	8	—	673
Asset-backed securities and other debt securities(b)	—	846	—	846
Private placement securities	—	57	—	57
Total debt securities	$665	911	—	1,576
Total plan assets in the fair value hierarchy	$665	911	—	1,576
Investments measured at NAV:
Collective investment funds				$1,301
Total plan assets at fair value(c)				$2,877
(a)For further information on fair value hierarchy levels, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.
(b)Includes corporate and municipal bonds and notes.
(c)Excludes accrued interest receivable of $20.

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

There were no assets in the Non-Qualified Plan at September 30, 2026.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Investment Policies and Strategies
The Bancorp’s objectives for the Qualified Plan are to maintain a portfolio of assets of appropriate liquidity and diversification; to generate investment returns (net of all operating costs) that are reasonably anticipated to maintain the plan’s fully funded status or to reduce a funding deficit, after taking into account various factors, including reasonably anticipated future contributions, expense and the interest rate sensitivity of the plan’s assets relative to that of the plan’s liabilities; and to generate investment returns (net of all operating costs) that meet or exceed a customized benchmark as defined in the plan’s investment policy. The Bancorp’s target allocations for plan investments are 55 percent to 65 percent for fixed-income securities and 35 percent to 45 percent for equity securities. There were no significant concentrations of risk associated with the investments of the Qualified Plan at September 30, 2026.

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

Fifth Third Bank, National Association (the “Trustee”) is expected to manage plan assets in a manner consistent with the Qualified Plan agreement and other regulatory, federal and state laws. The Fifth Third Bank Pension, 401(k) and Medical Plan Committee (the “Committee”) is the plan administrator. The Trustee provides to the Committee quarterly reports and is also required to keep the Committee apprised of any material changes in the Trustee’s outlook and recommended investment policy. There were no fees paid by the Plan for accounting or administrative services provided by the Trustee for the period from February 1, 2026 to September 30, 2026.

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

19. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except per share data)	2026	2025	2026	2025
Net income available to common shareholders	$828	608	1,719	1,677

Average common shares outstanding - basic	912	666	883	669
Effect of dilutive stock-based awards	5	5	5	5
Average common shares outstanding - diluted	917	671	888	674

Earnings per share - basic	$0.91	0.91	1.95	2.51
Earnings per share - diluted	0.90	0.91	1.94	2.49

Anti-dilutive stock-based awards excluded from diluted shares	—	—	1	2

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
20. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
September 30, 2026 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(1,577)	374	(1,203)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	(1,577)	374	(1,203)	(2,393)	(1,203)	(3,596)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	32	(7)	25
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	32	(7)	25	(541)	25	(516)

Unrealized holding losses on cash flow hedge derivatives arising during period	(623)	148	(475)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	22	(5)	17
Net unrealized losses on cash flow hedge derivatives	(601)	143	(458)	(395)	(458)	(853)

Net actuarial loss arising during period	(18)	5	(13)
Reclassification of amounts to net periodic benefit costs	(3)	—	(3)
Defined benefit pension plans, net	(21)	5	(16)	45	(16)	29

Other	—	—	—	(2)	—	(2)
Total	$(2,167)	515	(1,652)	(3,286)	(1,652)	(4,938)

	Total OCI			Total AOCI
September 30, 2025 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$305	(75)	230
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	305	(75)	230	(2,620)	230	(2,390)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	31	(6)	25
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	31	(6)	25	(637)	25	(612)

Unrealized holding losses on cash flow hedge derivatives arising during period	(25)	6	(19)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	43	(10)	33
Net unrealized losses on cash flow hedge derivatives	18	(4)	14	(271)	14	(257)

Net actuarial loss arising during period	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	2	—	2
Defined benefit pension plans, net	1	—	1	(16)	1	(15)

Other	—	—	—	(2)	—	(2)
Total	$355	(85)	270	(3,546)	270	(3,276)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The tables below present the activity of the components of OCI and AOCI for the nine months ended:

	Total OCI			Total AOCI
September 30, 2026 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(1,804)	425	(1,379)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	18	(4)	14
Net unrealized losses on available-for-sale debt securities	(1,786)	421	(1,365)	(2,231)	(1,365)	(3,596)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	89	(18)	71
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	89	(18)	71	(587)	71	(516)

Unrealized holding losses on cash flow hedge derivatives arising during period	(822)	195	(627)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	64	(15)	49
Net unrealized losses on cash flow hedge derivatives	(758)	180	(578)	(275)	(578)	(853)

Net actuarial gain arising during period	66	(15)	51
Reclassification of amounts to net periodic benefit costs	(9)	2	(7)
Defined benefit pension plans, net	57	(13)	44	(15)	44	29

Other	—	—	—	(2)	—	(2)
Total	$(2,398)	570	(1,828)	(3,110)	(1,828)	(4,938)

	Total OCI			Total AOCI
September 30, 2025 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$1,175	(285)	890
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	—	—	—
Net unrealized losses on available-for-sale debt securities	1,175	(285)	890	(3,280)	890	(2,390)

Amortization of unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities included in net income	91	(19)	72
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities	91	(19)	72	(684)	72	(612)

Unrealized holding gains on cash flow hedge derivatives arising during period	373	(89)	284
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	149	(36)	113
Net unrealized losses on cash flow hedge derivatives	522	(125)	397	(654)	397	(257)

Net actuarial loss arising during period	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	2	—	2
Defined benefit pension plans, net	1	—	1	(16)	1	(15)

Other	—	—	—	(2)	—	(2)
Total	$1,789	(429)	1,360	(4,636)	1,360	(3,276)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2026	2025	2026	2025
Net unrealized losses on available-for-sale debt securities:(a)
Net losses included in net income	Securities gains (losses), net	$—	—	(18)	—
	Income before income taxes	—	—	(18)	—
	Applicable income tax expense	—	—	4	—
	Net income	—	—	(14)	—
Net unrealized losses on available-for-sale debt securities transferred to held-to-maturity securities:(a)
Net losses included in net income	Interest on securities	(32)	(31)	(89)	(91)
	Income before income taxes	(32)	(31)	(89)	(91)
	Applicable income tax expense	7	6	18	19
	Net income	(25)	(25)	(71)	(72)
Net unrealized losses on cash flow hedge derivatives:(a)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	(22)	(43)	(64)	(149)
	Income before income taxes	(22)	(43)	(64)	(149)
	Applicable income tax expense	5	10	15	36
	Net income	(17)	(33)	(49)	(113)
Net periodic benefit costs:(a)
Amortization of net actuarial loss	Other noninterest expense(b)	—	(1)	(1)	(1)
Curtailment gain	Other noninterest expense(b)	3	—	10	—
Settlements	Other noninterest expense(b)	—	(1)	—	(1)
	Income before income taxes	3	(2)	9	(2)
	Applicable income tax expense	—	—	(2)	—
	Net income	3	(2)	7	(2)

Total reclassifications for the period	Net income	$(39)	(60)	(127)	(187)
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

	Fair Value Measurements Using
September 30, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$2,159	—	—	2,159
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	14,363	—	14,363
Agency commercial mortgage-backed securities	—	20,426	—	20,426
Non-agency commercial mortgage-backed securities	—	2,411	—	2,411
Asset-backed securities and other debt securities	—	2,541	—	2,541
Available-for-sale debt and other securities(a)	2,159	39,741	—	41,900
Trading debt securities:
U.S. Treasury and federal agencies securities	851	38	—	889
Obligations of states and political subdivisions securities	—	119	—	119
Agency residential mortgage-backed securities	—	29	—	29
Asset-backed securities and other debt securities	—	723	—	723
Trading debt securities	851	909	—	1,760
Equity securities	451	20	—	471
Commercial mortgage loans held for sale	—	37	—	37
Residential mortgage loans held for sale	—	495	—	495
Residential mortgage loans(b)	—	—	93	93
Residential mortgage servicing rights	—	—	1,645	1,645
Derivative assets:
Interest rate contracts	21	1,036	2	1,059
Foreign exchange contracts	—	398	—	398
Commodity contracts	217	1,986	—	2,203
Derivative assets(c)	238	3,420	2	3,660
Total assets	$3,699	44,622	1,740	50,061
Liabilities:
Derivative liabilities:
Interest rate contracts	$—	1,391	9	1,400
Foreign exchange contracts	—	337	—	337
Equity contracts	—	—	77	77
Commodity contracts	481	1,740	—	2,221
Derivative liabilities(d)	481	3,468	86	4,035
Short positions:
U.S. Treasury and federal agencies securities	171	—	—	171
Asset-backed securities and other debt securities	—	220	—	220
Equity securities	63	—	—	63
Short positions(d)	234	220	—	454
Total liabilities	$715	3,688	86	4,489
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $194, $888 and $2, respectively, at September 30, 2026.
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

For the three months ended September 30, 2026 ($ in millions)	Residential Mortgage Loans	Residential Mortgage Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$102	1,582	(2)	(70)	1,612
Total gains (losses) (realized/unrealized):(b)(c)
Included in earnings	(6)	33	5	(29)	3
Purchases/originations	—	30	—	—	30
Settlements	(3)	—	(10)	22	9
Transfers into Level 3(d)	—	—	—	—	—
Balance, end of period	$93	1,645	(7)	(77)	1,654
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2026(c)	$(6)	55	1	(29)	21
(a)Net interest rate derivatives include derivative assets and liabilities of $2 and $9, respectively, as of September 30, 2026.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2026.
(c)Included in the following line items in the Condensed Consolidated Statements of Income: mortgage banking net revenue for residential mortgage loans and residential mortgage servicing rights, mortgage banking net revenue and capital markets fees for interest rate derivatives, and other noninterest income for equity derivatives.
(d)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

For the three months ended September 30, 2025 ($ in millions)	Residential Mortgage Loans	Residential Mortgage Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$107	1,629	2	(145)	1,593
Total (losses) gains (realized/unrealized):(b)(c)
Included in earnings	2	(40)	19	(18)	(37)
Purchases/originations	—	12	—	—	12
Settlements	(3)	—	(18)	13	(8)
Transfers into Level 3(d)	1	—	—	—	1
Balance, end of period	$107	1,601	3	(150)	1,561
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2025(c)	$2	(19)	8	(18)	(27)
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
(d)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

For the nine months ended September 30, 2026 ($ in millions)	Residential Mortgage Loans	Residential Mortgage Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$106	1,598	1	(124)	1,581
Total (losses) gains (realized/unrealized):(b)(c)
Included in earnings	(7)	(41)	39	(22)	(31)
Purchases/originations/acquisitions	—	88	(6)	(5)	77
Settlements	(8)	—	(41)	74	25
Transfers into Level 3(d)	2	—	—	—	2
Balance, end of period	$93	1,645	(7)	(77)	1,654
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2026(c)	$(7)	32	3	(22)	6
(a)Net interest rate derivatives include derivative assets and liabilities of $2 and $9, respectively, as of September 30, 2026.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2026.
(c)Included in the following line items in the Condensed Consolidated Statements of Income: mortgage banking net revenue for residential mortgage loans and residential mortgage servicing rights, mortgage banking net revenue and capital markets fees for interest rate derivatives, and other noninterest income for equity derivatives.
(d)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

For the nine months ended September 30, 2025 ($ in millions)	Residential Mortgage Loans	Residential Mortgage Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$108	1,704	(3)	(170)	1,639
Total (losses) gains (realized/unrealized):(b)(c)
Included in earnings	5	(139)	47	(37)	(124)
Purchases/originations	—	36	(1)	—	35
Settlements	(9)	—	(40)	57	8
Transfers into Level 3(d)	3	—	—	—	3
Balance, end of period	$107	1,601	3	(150)	1,561
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2025(c)	$5	(76)	10	(37)	(98)
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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present information as of September 30, 2026 and 2025 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of September 30, 2026 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$93	Loss rate model	Interest rate risk factor	(52.0)	-	4.5%		(16.2)%	(a)
			Credit risk factor	0.1	-	0.6%		0.1%	(a)
Residential mortgage servicing rights	1,645	DCF	Prepayment speed	—	-	91.0%	(Fixed)	5.8%	(b)
							(Adjustable)	16.8%	(b)
			OAS (bps)	335	-	1,827	(Fixed)	380	(b)
							(Adjustable)	707	(b)
IRLCs, net	1	DCF	Loan closing rates	4.8	-	99.4%		86.2%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(77)	DCF	Timing of the resolution of the Covered Litigation	Q2 2028	-	Q2 2029	Q4 2028		(d)
(a)Unobservable inputs were weighted by the relative carrying value of the instruments.
(b)Unobservable inputs were weighted by the relative unpaid principal balance of the instruments.
(c)Unobservable inputs were weighted by the relative notional amount of the instruments.
(d)Unobservable inputs were weighted by the probability of the final funding date of the instruments.

As of September 30, 2025 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$107	Loss rate model	Interest rate risk factor	(52.0)	-	6.4%		(10.1)%	(a)
			Credit risk factor	—	-	0.7%		0.1%	(a)
Residential mortgage servicing rights	1,601	DCF	Prepayment speed	—	-	100.0%	(Fixed)	6.9%	(b)
							(Adjustable)	18.9%	(b)
			OAS (bps)	335	-	1,827	(Fixed)	441	(b)
							(Adjustable)	714	(b)
IRLCs, net	8	DCF	Loan closing rates	18.9	-	96.0%		81.9%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(150)	DCF	Timing of the resolution of the Covered Litigation	Q4 2027	-	Q1 2029	Q2 2028		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of September 30, 2026 and 2025, and for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2026 and 2025, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of September 30, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2026	For the nine months ended September 30, 2026
Commercial loans and leases	$—	—	227	227	(51)	(145)
Consumer and residential mortgage loans	—	—	258	258	—	(4)
OREO	—	—	2	2	1	3
Bank premises and equipment	—	—	14	14	(10)	(34)
Private equity investments	—	—	—	—	—	(13)
Total	$—	—	501	501	(60)	(193)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of September 30, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Commercial loans and leases	$—	—	171	171	(246)	(450)
Consumer and residential mortgage loans	—	—	216	216	(2)	(9)
OREO	—	—	4	4	6	7
Bank premises and equipment	—	—	1	1	(1)	(1)
Private equity investments	—	13	—	13	—	4
Total	$—	13	392	405	(243)	(449)

The following tables present information as of September 30, 2026 and 2025 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a nonrecurring basis:

As of September 30, 2026 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$227	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	258	Appraised value	Collateral value	NM	NM
OREO	2	Appraised value	Appraised value	NM	NM
Bank premises and equipment	14	Appraised value	Appraised value	NM	NM
Private equity investments	—	Comparable company analysis	Market comparable transactions	NM	NM

As of September 30, 2025 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans and leases	$171	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	216	Appraised value	Collateral value	NM	NM
OREO	4	Appraised value	Appraised value	NM	NM
Bank premises and equipment	1	Appraised value	Appraised value	NM	NM
Private equity investments	—	Comparable company analysis	Market comparable transactions	NM	NM

For further information on the valuation methodologies used for certain assets measured at fair value on a nonrecurring basis, refer to Note 28 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains resulting from observable price changes of zero for both the three and nine months ended September 30, 2026 and zero and $4 million for the three and nine months ended September 30, 2025, respectively. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2026 includes a cumulative $23 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairment charges on its private equity investments of zero and $13 million during the three and nine months ended September 30, 2026, respectively, and zero and an immaterial amount during the three and nine months ended September 30, 2025, respectively. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2026 includes a cumulative $28 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Fair Value Option
The Bancorp elected to measure certain residential and commercial mortgage loans held for sale under the fair value option as allowed under U.S. GAAP. Electing to measure these loans held for sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Management’s intent to sell residential or commercial mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value. Fair value changes recognized in earnings for residential mortgage loans held at September 30, 2026 for which the fair value option was elected included losses of $36 million and $71 million for the three and nine months ended September 30, 2026, respectively. Fair value changes recognized in earnings for residential mortgage loans held at September 30, 2025 for which the fair value option was elected included losses of $17 million and $24 million for the three and nine months ended September 30, 2025, respectively. These changes are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income. Fair value changes recognized in earnings for commercial mortgage loans held at September 30, 2026 for which the fair value option was elected included gains of an immaterial amount for both the three and nine months ended September 30, 2026.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount at both September 30, 2026 and December 31, 2025. Valuation adjustments related to instrument-specific credit risk for commercial mortgage loans measured at fair value had an immaterial impact on the fair value of those loans at September 30, 2026. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the fair value and the unpaid principal balance for residential and commercial mortgage loans measured at fair value as of:

September 30, 2026 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance
Residential mortgage loans measured at fair value	$588	612
Past due loans of 30-89 days	1	1
Past due loans of 90 days or more	1	1
Nonaccrual loans	3	3
Commercial mortgage loans measured at fair value	37	36
December 31, 2025
Residential mortgage loans measured at fair value	$764	758
Past due loans of 30-89 days	2	2
Nonaccrual loans	4	4

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of September 30, 2026 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$4,086	4,086	—	—	4,086
Other short-term investments	16,520	16,520	—	—	16,520
Other securities	1,084	—	1,084	—	1,084
Held-to-maturity securities	20,862	5,372	14,449	2	19,823
Loans and leases held for sale	196	—	—	196	196
Portfolio loans and leases:
Commercial loans and leases	124,608	—	—	126,689	126,689
Consumer and residential mortgage loans	52,665	—	—	51,053	51,053
Total portfolio loans and leases, net	$177,273	—	—	177,742	177,742
Financial liabilities:
Deposits	$239,486	—	239,582	—	239,582
Short-term borrowings	1,200	161	1,039	—	1,200
Long-term debt	17,212	9,959	7,089	—	17,048

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2025 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,499	3,499	—	—	3,499
Other short-term investments	18,876	18,876	—	—	18,876
Other securities	674	—	674	—	674
Held-to-maturity securities	11,368	2,457	8,945	2	11,404
Loans and leases held for sale	75	—	—	75	75
Portfolio loans and leases:
Commercial loans and leases	72,376	—	—	73,628	73,628
Consumer and residential mortgage loans	47,916	—	—	47,724	47,724
Total portfolio loans and leases, net	$120,292	—	—	121,352	121,352
Financial liabilities:
Deposits	$171,819	—	171,899	—	171,899
Short-term borrowings	926	226	700	—	926
Long-term debt	13,579	5,067	8,938	—	14,005

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and average assets by segment for the three months ended:

September 30, 2026 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(d)	Total
Net interest income (FTE)(a)	$1,147	1,274	112	(257)	2,276
Provision for (benefit from) credit losses	80	89	7	(54)	122
Net interest income after provision for (benefit from) credit losses	$1,067	1,185	105	(203)	2,154
Noninterest income:
Wealth and asset management revenue	$1	81	179	(2)	259
Commercial payments revenue	222	36	2	(4)	256
Consumer banking revenue	—	158	—	—	158
Capital markets fees	146	1	1	(1)	147
Commercial banking revenue	125	2	1	—	128
Mortgage banking net revenue	—	47	—	—	47
Other noninterest income (loss)(b)	18	1	—	(1)	18
Securities losses, net	—	—	—	(5)	(5)
Total noninterest income	$512	326	183	(13)	1,008
Noninterest expense:
Compensation and benefits	$230	300	88	364	982
Technology and communications	26	13	—	261	300
Net occupancy expense	12	82	5	45	144
Card and processing expense	43	17	—	—	60
Equipment expense	7	19	—	33	59
Marketing expense	1	29	—	27	57
Loan and lease expense	17	22	1	7	47
Other noninterest expense(c)	425	373	88	(486)	400
Total noninterest expense	$761	855	182	251	2,049
Income (loss) before income taxes (FTE)(a)	$818	656	106	(467)	1,113
Average assets	$129,253	62,671	10,097	100,098	302,119
(a)Includes FTE adjustments of $3 for Commercial Banking and $2 for General Corporate and Other.
(b)Includes impairment charges of $10 for bank premises and equipment recorded in General Corporate and Other. For more information, refer to Note 21.
(c)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(d)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2025 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$594	1,082	55	(206)	1,525
Provision for (benefit from) credit losses	246	73	—	(122)	197
Net interest income after provision for (benefit from) credit losses	$348	1,009	55	(84)	1,328
Noninterest income:
Wealth and asset management revenue	$1	73	107	—	181
Commercial payments revenue	140	22	—	(5)	157
Consumer banking revenue	—	144	1	(1)	144
Capital markets fees	114	1	—	—	115
Commercial banking revenue	86	1	—	—	87
Mortgage banking net revenue	—	58	—	—	58
Other noninterest income	16	10	1	2	29
Securities gains, net	—	—	—	10	10
Total noninterest income	$357	309	109	6	781
Noninterest expense:
Compensation and benefits	$151	232	53	249	685
Technology and communications	5	8	—	115	128
Net occupancy expense	9	55	3	22	89
Card and processing expense	3	19	—	—	22
Equipment expense	8	14	—	22	44
Marketing expense	1	20	—	13	34
Loan and lease expense	10	22	—	7	39
Other noninterest expense(b)	267	283	37	(361)	226
Total noninterest expense	$454	653	93	67	1,267
Income (loss) before income taxes (FTE)(a)	$251	665	71	(145)	842
Average assets	$77,603	56,762	4,910	72,495	211,770
(a)Includes FTE adjustments of $3 for Commercial Banking and $2 for General Corporate and Other.
(b)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(c)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and average assets by segment for the nine months ended:

September 30, 2026 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(d)	Total
Net interest income (FTE)(a)	$3,141	3,584	307	(597)	6,435
Provision for (benefit from) credit losses	265	260	2	(48)	479
Net interest income after provision for (benefit from) credit losses	$2,876	3,324	305	(549)	5,956
Noninterest income:
Wealth and asset management revenue	$2	236	522	(12)	748
Commercial payments revenue	632	104	5	(13)	728
Consumer banking revenue	—	464	1	—	465
Capital markets fees	434	2	2	(3)	435
Commercial banking revenue	350	5	3	—	358
Mortgage banking net revenue	—	129	1	—	130
Other noninterest income(b)	40	4	1	50	95
Securities gains, net	1	—	—	2	3
Total noninterest income	$1,459	944	535	24	2,962
Noninterest expense:
Compensation and benefits	$710	892	268	1,651	3,521
Technology and communications	37	40	3	673	753
Net occupancy expense	36	241	15	147	439
Card and processing expense	115	58	1	31	205
Equipment expense	22	56	—	95	173
Marketing expense	2	105	—	64	171
Loan and lease expense	53	66	2	21	142
Other noninterest expense(c)	1,277	1,065	261	(1,454)	1,149
Total noninterest expense	$2,252	2,523	550	1,228	6,553
Income (loss) before income taxes (FTE)(a)	$2,083	1,745	290	(1,753)	2,365
Average assets	$121,616	61,583	9,539	95,935	288,673
(a)Includes FTE adjustments of $9 for Commercial Banking and $6 for General Corporate and Other.
(b)Includes impairment charges of $34 for bank premises and equipment recorded in General Corporate and Other. For more information, refer to Note 21.
(c)Includes segment expenses which are classified as other noninterest expense and allocations of corporate and shared services expenses.
(d)General Corporate and Other is not a reportable segment and is presented for reconciliation purposes.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2025 ($ in millions)	Commercial Banking	Consumer and Small Business Banking	Wealth and Asset Management	General Corporate and Other(c)	Total
Net interest income (FTE)(a)	$1,742	3,141	161	(576)	4,468
Provision for (benefit from) credit losses	405	241	(2)	(100)	544
Net interest income after provision for (benefit from) credit losses	$1,337	2,900	163	(476)	3,924
Noninterest income:
Wealth and asset management revenue	$1	206	312	—	519
Commercial payments revenue	404	64	1	(7)	462
Consumer banking revenue	—	426	2	—	428
Capital markets fees	292	2	1	(1)	294
Commercial banking revenue	243	3	1	—	247
Mortgage banking net revenue	—	170	1	—	171
Other noninterest income	44	13	2	27	86
Securities gains (losses), net	(7)	—	—	24	17
Total noninterest income	$977	884	320	43	2,224
Noninterest expense:
Compensation and benefits	$480	697	170	785	2,132
Technology and communications	10	24	—	344	378
Net occupancy expense	27	163	10	60	260
Card and processing expense	9	55	1	—	65
Equipment expense	24	43	—	59	126
Marketing expense	4	69	—	32	105
Loan and lease expense	25	61	1	18	105
Other noninterest expense(b)	839	836	114	(1,125)	664
Total noninterest expense	$1,418	1,948	296	173	3,835
Income (loss) before income taxes (FTE)(a)	$896	1,836	187	(606)	2,313
Average assets	$77,949	55,630	4,808	72,578	210,965
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

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
There have been no material changes made during the third quarter of 2026 to any of the risk factors as previously disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2026.

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

Date: November 3, 2026

/s/ Bryan D. Preston
Bryan D. Preston
Executive Vice President
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)